Form 10-Q
period 2013-03-31
TriLinc Global Impact Fund LLC
filed 2013-05-15
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-185676

TriLinc Global Impact Fund, LLC

(Exact name of registrant as specified in its charter)

Delaware	36-4732802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1230 Rosecrans Avenue, Suite 605,

Manhattan Beach, CA 90266

(Address of principal executive offices)

(310) 997-0580

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I. Financial Information

Item 1. Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Cash	$200,117	$200,114

Total assets	200,117	200,114

LIABILITIES
Accounts payable and accrued expenses	252	252

Total liabilities	252	252

NET ASSETS	$199,865	$199,862

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statement of Operations

For the three months ended March 31, 2013
(unaudited)
INVESTMENT INCOME
Interest from cash	$39

Total investment income	39

EXPENSES
Bank service charge	36

Total expenses	36

NET INVESTMENT INCOME/(LOSS)	3

NET INCREASE/DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 but will not commence operations until the company has broken escrow. As such, there is no activity in the comparable period for the three months ended March 31, 2012.

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statement of Changes in Net Assets

Three months ended March 31, 2013
(unaudited)
INCREASE FROM OPERATIONS
Net investment income/(loss)	$3

Net increase from operations	3

Total increase in net assets	3
Net assets at beginning of period	199,862

Net assets at end of period	$199,865

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 but will not commence operations until the company has broken escrow. As such, there is no activity in the comparable period for the three months ended March 31, 2012.

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

Three months ended March 31, 2013
(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3

NET CASH PROVIDED BY OPERATING ACTIVITIES	3

TOTAL INCREASE/(DECREASE) IN CASH	3
CASH AT BEGINNING OF PERIOD	200,114

CASH AT END OF PERIOD	$200,117

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 but will not commence operations until the company has broken escrow. As such, there is no activity in the comparable period for the three months ended March 31, 2012.

See accompanying notes to the consolidated financial statements.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) is a newly formed Delaware limited liability company that intends to make impact investments in Small and Medium Enterprises, known as SMEs, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company intends to use the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. The Company anticipates that a substantial portion of its assets will consist of collateralized private debt instruments which, the Company believes, offer opportunities for competitive risk-adjusted returns through income generation. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company will be externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

TriLinc Global, LLC (the “Sponsor”) owns 85% of the units of the Advisor, and is the sponsor of the Company. Strategic Capital Advisory Services, LLC (“SCAS”) owns 15% of the Advisor and is considered an affiliate of the Company. The Sponsor employs staff who operate both the Advisor and the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies.

The Company’s investment objective is to generate competitive financial returns and positive economic, social and/or environmental impact by providing financing to SMEs, primarily in developing economies.

The Company intends to conduct operations so that it will qualify for an exemption under, or otherwise will not be required to register as an investment company under, the Investment Company Act of 1940. The Company will conduct business primarily through direct and indirect wholly – and majority-owned subsidiaries (see below), including foreign subsidiaries, which will be established to carry out specific activities. Although the Company reserves the right to modify its business methods at any time, the Company expects the focus of its business will involve providing loans and other financing. To qualify for the exemption, the Company intends to conduct operations so that it does not engage in the business of investing, reinvesting, owning, holding or trading in securities and does not intend to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Therefore, the Company expects that it will not be subject to registration or regulation as an investment company under the Investment Company Act, as defined under Section 3(a)(1)(A) of the Investment Company Act of 1940.

Although the Company was organized and intends to conduct its business in a manner so that it is not required to register as an investment company under the Investment Company Act, the consolidated financial statements are prepared using the specialized accounting principles of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Overall, the Company’s management believes the use of investment company accounting makes the Company’s financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

To assist the Company in achieving its investment objective, the Company will make investments via wholly owned subsidiaries. As of March 31, 2013, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd., TriLinc Global Impact Fund – Latin America, Ltd. and TriLinc Global Impact Fund – Trade Finance, Ltd., all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd., a wholly owned Cayman Islands exempted company. As of March 31, 2013, the aforementioned Cayman Islands exempted companies have not commenced operations.

As of March 31, 2013, the Company’s operations are limited to an initial $200,000 investment made by the Advisor in May 2012, which represents 100% of the Company’s interests as of March 31, 2013. The interim results for the three months ended March 31, 2013 are not indicative of what the results would be for a full year.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial information is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. These financial statements are presented in United States dollars.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. Transactions between subsidiaries, to the extent they occur, are eliminated in consolidation. As of March 31, 2013, the subsidiaries have not commenced operations.

Financial highlights are not presented as the company has yet to commence operations, and such information would not be meaningful.

Cash

Cash consists of demand deposits at financial institutions.

Income Taxes

The Company, as a limited liability company, allocates all income or loss to its unitholders according to their respective percentage of ownership. Therefore, no provision for federal or state income taxes has been included in these financial statements. As of March 31, 2012, the Company is 100% owned by the Advisor.

The Company follows the guidance for uncertainty in income taxes included in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position.

At March 31, 2013, no tax liability for uncertain tax provision has been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

Each unitholder is individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Payable to TriLinc Global, LLC

The Sponsor remitted payment on behalf of the Company for Company formation and related fees to expedite the process. Amounts due to the Sponsor are included in accounts payable and accrued expenses on the Statements of Assets and Liabilities. The Sponsor may also remit other payments for Company obligations and obtain reimbursement from the Company. All reimbursements will occur in the ordinary course of business.

Organizational and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds raised from the offering and will be accrued by the Company only to the extent that the Company is successful in satisfying the minimum offering requirement of $2,000,000 (the “Minimum Offering”). If the Company does not satisfy the Minimum Offering, no amounts will be payable by the Company to the Sponsor for reimbursement of these cumulative costs. Reimbursement of organization costs will be expensed in the period they become reimbursable and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

Risk Factors

The Company has no operating history and is subject to the business risks and uncertainties associated with any new business. As an externally-managed Company, the Company will be largely dependent on the efforts of the Advisor and other service providers.

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objective will be achieved.

Note 3. Agreements

Asset management fees payable to the Advisor are remitted quarterly in arrears and are equal to 0.50% (2.00% per annum) of Gross Asset Value, as defined in the advisory agreement between the Company and the Advisor. Asset management fees are paid to the Advisor in exchange for fund management and administrative services. Although the Advisor will manage, on the Company’s behalf, many of the risks associated with global investments in developing economies, management fees do not include the cost of any hedging instruments or insurance policies that may be required to appropriately manage the Company’s risk. As of, and for the period ended March 31, 2013, there were no investable assets under management.

If certain financial goals are reached by the Company, the Company is required to pay the Advisor an incentive fee on net investment income and an incentive fee on capital gains. The incentive fee on net investment income, or the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will be based upon the Company’s pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee is earned by the Advisor in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (6.00% annualized) (the “Preferred Return”). In any quarter, all of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly Preferred Return, but is less than or equal to 1.875% (7.50% annualized) at the end of the immediately preceding fiscal quarter, will be payable to the Advisor. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.875% on its net assets at the end of the immediately preceding fiscal quarter, the incentive fee on income shall equal 20% of the amount of the Company’s pre-incentive fee net investment income.

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains.

Note 4. Organizational and Offering Costs

As of March 31, 2013, the Sponsor has incurred approximately $1.5 million of offering costs and $1.4 million of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include $230 thousand of offering costs which were incurred by the Sponsor during the three months ended March 31, 2013.

Note 5. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our ability to raise capital in our public offering;

•	our business prospects and the prospects of our borrowers;

•	the economic, social and/or environmental impact of the investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the companies in which we invest;

•	the ability of our sub-advisors and borrowers to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our borrowers.

We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC.

Overview

We are a newly formed Delaware limited liability company that intends to make impact investments in SMEs that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We intend to use the proceeds raised from the issuance of units to invest in Small and Medium Enterprises (“SMEs”) through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. We anticipate that a substantial portion of our assets will consist of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns and income generation. We will be externally managed and advised by TriLinc Advisors, LLC (the “Advisor”).

Our business objective is to generate competitive financial returns and positive economic, social and environmental impact by providing financing to SMEs, primarily in developing economies. Our style of investment is referred to as impact investing, which J.P. Morgan Global Research and Rockefeller Foundation in a 2010 report called “an emerging alternative asset class” and defined as investing with the intent to create positive impact beyond financial return. We believe it is possible to generate competitive financial returns while creating positive, measurable impact. We intend to measure the economic, social and environmental impact of our investments using industry-standard metrics, including the Impact Reporting and Investment Standards. Through our investments in SMEs, we intend to enable job creation and stimulate economic growth.

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. We expect that the majority of our investments will be senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the three sub-advisors that we have contracted to assist the Advisor in implementing the Companies investment program, we expect to provide growth capital financing generally ranging in size from $1-10 million. We will seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments will primarily be credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. We will typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we will support both economic growth and the expansion of the global middle class.

Since we anticipate that the majority of our assets will consist of term loans and trade finance instruments, we expect that the majority of our revenue will be generated in the form of interest. We will also generate cash flow from capital repayments from investments and revenue from acquisition fees and expenses paid by borrowers in connection with the origination of loans.

We were organized as a Delaware limited liability company on April 30, 2012 and our prospectus was declared effective by the Securities and Exchange Commission on February 25, 2013. We intend to operate our business in a manner that will permit us to maintain our exemption from registration as a registered investment company under the Investment Company Act of 1940. Other than $200,000 contributed by the Advisor, we currently have no assets and will not commence any significant operations until we have satisfied the minimum offering requirement of $2,000,000 (the “Minimum Offering”).

Critical Accounting Policies and Use of Estimates

The following discussion addresses the initial accounting policies that we expect to utilize based on our current expectations of our initial operations. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Those material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management are discussed below.

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although we were organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our financial statements are prepared using the specialized accounting principles of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Overall, we believe that the use of investment company accounting makes our financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

Valuation of Investments

Our board of managers has established procedures for the valuation of our investment portfolio in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 — Valuations based on inputs other than quoted prices included in Level 1, which are either directly or indirectly observable.

•	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management¹s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

The inputs used in the determination of fair value may require significant judgment or estimation.

Investments for which market quotations are readily available are valued at those quotations. Most of our investments will be private investments in companies whose securities are not actively traded in the market and for which quotations will not be available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, our board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

1.	Each investment will be valued by the Advisor in collaboration with the relevant sub-advisor;

2.	For all investments with a maturity of greater than 12 months, we have engaged Duff & Phelps, LLC (“Duff & Phelps”) to conduct a review on the reasonableness of our internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually, and provide an opinion that the Advisor’s estimate of fair value for each investment is reasonable;

3.	The audit committee of our board of managers will review and discuss the preliminary valuation prepared by the Advisor and any opinion rendered by Duff & Phelps; and

4.	Our board of managers will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Advisor, Duff & Phelps and the audit committee. Our board of managers is ultimately responsible for the determination, in good faith, of the fair value of each investment.

Determination of fair value involves subjective judgments and estimates. Below is a description of factors that our board of managers may consider when valuing our investments.

Fixed income investments are typically valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business). The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in valuing our investments include, as applicable: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the borrower’s ability to make payments, its earnings and discounted cash flows, the markets in which the company does business, comparisons of financial ratios of peer companies that are public, the principal market for the borrower’s securities and an estimate of the borrower’s enterprise value, among other factors.

Equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The board of managers, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or the effects of acquisitions, recapitalizations, restructurings or other similar items.

We may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. We may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors we deem relevant in measuring the fair values of our investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans for accounting purposes if we have reason to doubt our ability to collect such interest. We record prepayment premiums on loans and debt securities as interest income using the effective yield method.

We place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term.

Structuring and similar fees are recognized as income as earned. Structuring and similar fees are included in other income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale. Realized gains or losses on the disposition of an investment are calculated using the first in first out (FIFO) method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible.

Organization Expenses

Organization expenses, together with offering expenses, are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds raised from the offering and will be accrued by the Company only to the extent that the Company is successful in satisfying the Minimum Offering. If the Company does not satisfy the Minimum Offering, no amounts will be payable by the Company to the Sponsor for reimbursement of these cumulative costs. Organization costs will be expensed in the period they become reimbursable and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such combined expenses will equal approximately 1.25% of the gross proceeds raised.

Offering Expenses

Offering expenses, which consist of fees paid in relation to items such as legal, accounting, regulatory and printing work incurred related to our offering, are charged directly against the proceeds of the offering. Offering expenses, together with organization expenses, are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds raised from the offering and will be reimbursed by the Company only to the extent that the Company is successful in satisfying the Minimum Offering. If the Company does not satisfy the Minimum Offering, no amounts will be payable by the Company to the Sponsor for reimbursement of these cumulative costs. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. As indicated above, if the Company sells the Maximum Offering, it anticipates that such combined expenses will equal approximately 1.25% of the gross proceeds raised.

U.S. Federal Income Taxes

We are characterized as a partnership for U.S. Federal income tax purposes.

Calculation of Net Asset Value

Our net asset value is expected to be calculated on a quarterly basis commencing during the first full quarter after the Minimum Offering is achieved. We will calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation.

Value Determinations in Connection with this Best-Efforts Offering

We are offering our units on a continuous basis at an initial offering price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit; however, following the commencement of valuations, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

Promptly following any such adjustment to the offering prices per unit, we will file a prospectus supplement or post-effective amendment to the registration statement with the SEC disclosing the adjusted offering prices, and we will also post the updated information on our website at www.trilincglobalimpactfund.com. The adjusted offering prices will become effective five business days after our board of managers determines to set the new prices and we publicly disclose such prices.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Independent Registered Public Accounting Firm

On February 20, 2013, the audit committee of our board of managers voted to dismiss SS&G, Inc., or SS&G, as our independent registered public accounting firm, effective as of February 20, 2013. We informed SS&G of the decision on February 20, 2013. SS&G’s report on our consolidated financial statements as of and for the year ended December 31, 2012 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2012 through February 20, 2013, there were no disagreements with SS&G on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SS&G, would have caused it to make reference to the subject matter of the disagreements in its report for such year.

On February 20, 2013, the audit committee of our board of managers engaged Deloitte & Touche LLP to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2013.

Results of Operations

As of March 31, 2013, we have not commenced any significant operations because we have not yet raised offering proceeds. We will not commence any significant operations until we have satisfied the Minimum Offering. Financial highlights will be presented in the consolidated financial statements once we commence operations.

Revenues. We plan to generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of three to five years and that the subordinated debt we invest in will generally have stated terms of three to five years. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities will generally be payable monthly, quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of acquisition and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income using the effective interest method. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses. During our offering and operating stage, and once we meet the Minimum Offering, we expect our primary expenses to be the payment of asset management fees and the reimbursement of expenses under our Advisory Agreement with the Advisor. We will bear other expenses, which are expected to include, among other things:

•	organizational and offering expenses relating to offerings of units, subject to limitations included in our Advisory Agreement;

•	the cost of calculating our net asset value, including the related fees and cost of retaining Duff & Phelps, LLC and any other third-party valuation services;

•	the cost of effecting sales and repurchases of units;

•

fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	independent manager’ fees and expenses, including travel expenses;

•	costs of manager meetings, unitholders’ reports and notices and any proxy statements;

•	costs of fidelity bonds, managers and officers/errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with the collection, monitoring, reporting of the non-financial impact of our investments, including expenses associated with third party audits of our impact data;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

•

all other expenses incurred by us or the Advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our Advisor in performing certain of its obligations under the Advisory Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Liquidity and Capital Resources

We will generate cash primarily from the net proceeds from the sale of units and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be to make investments in portfolio companies, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. Immediately after we meet our Minimum Offering, gross subscription funds will total at least $2,000,000, excluding the purchase of at least $200,000 of units by the Advisor. Subsequent to satisfying the Minimum Offering, we will sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however if our net asset value increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, we will adjust the offering prices of units to ensure that after the effective date of the new offering prices, no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of the most recent valuation date.

We may borrow funds to make investments, including before we have fully invested the proceeds of raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement.

On May 15, 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On February 20, 2013, we entered into the Advisory Agreement with the Advisor. The Advisory Agreement was effective as of February 25, 2013, the date that the Company’s registration statement was declared effective by the SEC. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) an asset management fee equal to a percentage of the value of our gross assets, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

If any of our contractual obligations discussed above is terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. After we have satisfied the Minimum Offering of $2.0 million, the Company will begin reimbursement of organizational and offering expenses to the Sponsor. As of March 31, 2013, the total amount that would be due to be reimbursed to the Sponsor is $2.9 million.

Distributions

We intend to pay distributions pursuant to the terms of our operating agreement on a monthly basis beginning no later than the first fiscal quarter after the month in which the Minimum Offering is met. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions with respect to the Class C units will be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the unitholders in such class in proportion to their units.

Legal Proceedings

Neither we nor our Advisor is currently subject to any material legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us or against our Advisor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

Part II. Other Information

Item 1. Legal Proceedings.

There are no pending material legal proceedings to which the Company or any of our subsidiaries or any of our property is subject.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, our Registration Statement on Form S-1, File No. 333-185676 (the “Registration Statement”), covering a public offering (the “Offering”), of up to $1,500,000,000 units of limited liability company interest (“Units”), was declared effective under the Securities Act of 1933. The Offering commenced on February 25, 2013, and is currently expected to terminate on or before February 24, 2015 unless extended by our board of managers.

Though SC Distributors, LLC, the dealer manager for the Offering, we are offering to the public on a best efforts basis up to $1,250,000,000 of Units, consisting of Class A Units at $10.00 per Unit, Class C Units at $9.576 per Unit and Class I Units at $9.186 per Unit; however, if we sell shares at a discounted per Unit price as described in the Registration Statement, we may sell more Units, up to a maximum of $1,250,000,000.

We are also offering up to $250,000,000 of Units at a price of $9.025 per Unit to be issued pursuant to our distribution reinvestment plan. The Units being offered can be reallocated among the different classes and between the primary Offering and the distribution reinvestment plan.

As of April 30, 2013, we had not yet raised any proceeds so there are not yet any expenses in connection with the issuance and distribution of securities for which we are responsible.

As of March 31, 2013, we have not entered into any arrangements to make or invest in any specific loan or to make any other permitted investment.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

3.1	Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.1	Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.3	Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

10.1	Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 25, 2013. Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-185676) filed with the SEC on February 25, 2013 (“Amendment No. 1”).

10.2	Dealer Manager Agreement by and among TriLinc Global Impact Fund, LLC, TriLinc Advisors, LLC and SC Distributors, LLC, dated February 25, 2013. Incorporated by reference to Exhibit 1.1 to Amendment No. 1.

10.3	Escrow Agreement by and among TriLinc Global Impact Fund, LLC, SC Distributors, LLC and UMB Bank, N.A. Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Amendment No. 1.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

May 15, 2013	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 15, 2013	By:	/s/ Joshua Zuckerwise
Joshua Zuckerwise
Chief Financial Officer