Form 10-Q
period 2013-06-30
TriLinc Global Impact Fund LLC
filed 2013-08-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I. Financial Information

Item 1.	Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Cash	$2,227,282	$200,114
Investments owned, at fair value (amortized cost of $737,325)	737,325	—
Interest receivable	3,237	—

Total assets	2,967,844	200,114

LIABILITIES
Management fee payable	3,090
Due to affiliates	602	252

Total liabilities	3,692	252

NET ASSETS	$2,964,152	$199,862

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A Units	$3,100,000
Net capital paid in on Class C Units	—
Net capital paid in on Class I Units	19,650
Offering costs	(155,983)
Accumulated undistributed net investment income	485

Net assets (equivalent to $8.575 per Class A and Class I unit based on 345,667.530 units outstanding)	$2,964,152

Net assets, Class A (343,490.304 units outstanding)	$2,945,482
Net assets, Class C (no units outstanding)	—
Net assets, Class I (2,177.225 units outstanding)	18,670

Net assets	$2,964,152

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statement of Operations

Six months ended June 30, 2013
(unaudited)
INVESTMENT INCOME
Interest income	$3,713

Total investment income	3,713

EXPENSES
Management fee	3,090

Total expenses	3,090
NET INVESTMENT INCOME	623

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$623

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there is no activity in the comparable period for the six months ended June 30, 2012.

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statement of Changes in Net Assets

Six months ended June 30, 2013
(unaudited)
INCREASE FROM OPERATIONS
Net investment income	$623

Net increase from operations	623

INCREASE/(DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units	2,900,000
Issuance of Class C units	—
Issuance of Class I units	19,650
Offering costs	(155,983)

Net increase from capital transactions	2,763,667
Total increase in net assets	2,764,290
Net assets at beginning of period	199,862

Net assets at end of period	$2,964,152

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there is no activity in the comparable period for the six months ended June 30, 2012.

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statement of Cash Flows

Six months ended June 30, 2013
(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$623
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchases of investments	(737,325)
Increase in interest receivable	(3,237)
Increase in management fee payable	3,090
Increase in due to affiliates	350

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	(736,499)
Cash flows from financing activities
Proceeds from issuance of units, net of underwriting costs	2,919,650
Payments of offering costs	(155,983)

NET CASH PROVIDED USED IN FINANCING ACTIVITIES	(2,763,667)

TOTAL INCREASE IN CASH	2,027,168
CASH AT BEGINNING OF PERIOD	200,114

CASH AT END OF PERIOD	$2,227,282

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there is no activity in the comparable period for the six months ended June 30, 2012.

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Condensed Schedule of Investments

As of June 30, 2013

Country	Portfolio Company	Sector	Description	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Trade Finance[1]
Ecuador	Empacadora Bilbosa S.A.	Meat, Poultry & Fish	Seafood Processor	12.46%	8/8/13	496,841	$496,841	$496,841	16.8%
Ecuador	Gondi S.A.	Meat, Poultry & Fish	Frozen Seafood Exporter	12.55%	9/21/13	240,484	240,484	240,484	8.1%

Total Senior Secured Trade Finance							$737,325	$737,325

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there is was no investment activity as of December 31, 2012.

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 4 of the consolidated financial statements for additional information on the Company’s investments.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

June 30, 2013

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

The Company intends to conduct operations so that it will qualify for an exemption under, or otherwise will not be required to register as an investment company under, the Investment Company Act of 1940. The Company will conduct business primarily through direct and indirect wholly owned subsidiaries (see below), including foreign subsidiaries, which will be established to carry out specific activities. Although the Company reserves the right to modify its business methods at any time, the Company expects the focus of its business will involve providing loans and other financing. To qualify for the exemption, the Company intends to conduct operations so that it does not engage in the business of investing, reinvesting, owning, holding or trading in securities and does not intend to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Therefore, the Company expects that it will not be subject to registration or regulation as an investment company under the Investment Company Act, as defined under Section 3(a)(1)(A) of the Investment Company Act of 1940.

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

To assist the Company in achieving its investment objective, the Company will make investments via wholly owned subsidiaries. As of June 30, 2013, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd., TriLinc Global Impact Fund – Latin America, Ltd. and TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company is wholly owned by the TriLinc Advisors, LLC. As of June 30, 2013, only two of the aforementioned Cayman Islands exempted companies, TGIF-TF and TAI, have commenced operations.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000, and in June 2013, the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000. The Company broke escrow and commenced operations on June 11, 2013. The interim results for the six months ended June 30, 2013 are not indicative of what the results would be for a full year.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. Transactions between subsidiaries, to the extent they occur, are eliminated in consolidation. As of June 30, 2013, only TGIF-TF has commenced operations.

Cash

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in any such accounts.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. The Company records prepayment premiums on loans and debt securities as interest income using the effective yield method.

The Company places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term.

Structuring and similar fees are recognized as income as earned, using the effective yield method. Structuring and similar fees are included in other income.

Valuation of Investments

The Company applies fair value accounting to all of its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, the Company has categorized its investments into a three-level fair value hierarchy as discussed in Note 3.

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

•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

The Company measures net realized gains or losses by the difference between the net proceeds from the repayment or sale on investments. Realized gains or losses on the disposition of an investment are calculated using the first in first out (FIFO) method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

The Company may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible.

Income Taxes

The Company, as a limited liability company, allocates all income or loss to its unitholders according to their respective percentage of ownership. Therefore, no provision for federal or state income taxes has been included in these financial statements.

The Company may be subject to withholding taxes on income and capital gains imposed by certain countries in which the Company invests. The withholding tax on income is netted against the income accrued or received. Any reclaimable taxes are recorded as income. The withholding tax on realized or unrealized gain is recorded as a liability.

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

At June 30, 2013, no tax liability for uncertain tax provision has been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

Each unitholder is individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is expected to be calculated on a quarterly basis commencing during the first full quarter after the Company commences operations. The Company will calculate its net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. The net asset value per Class A, Class C and Class I units will be calculated on a pro-rata basis based on shares outstanding.

Operating Expense Responsibility Agreement

The Company and the Sponsor entered into an Operating Expense Responsibility Agreement (the “Operating Expense Responsibility Agreement”) effective as of June 11, 2013. Pursuant to the terms of the Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through June 30, 2013 and will additionally pay the accrued operating expenses of the Company as of June 30, 2013 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and therefore have not been recorded as expenses of the Company as of June 30, 2013. Such expenses will be expensed and payable by the Company in the period, if and when they become reimbursable.

Organizational and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, the Company’s financial statements may not be comparable to those of companies that comply with public company effective dates.

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

Investments generally consist of debt instruments that may be affected by business, financial market or legal uncertainties. A variety of factors related to the Company’s investments are difficult to predict, such as domestic or international economic and political developments, and may significantly affect the results of the Company’s activities.

Note 3. Fair Value Measurements

As of June 30, 2013, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2013:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance	$737,325	Market approach	Market yield	12.46% - 12.55% (12.49%)

The significant unobservable inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

Note 4. Investments

The Company’s senior secured trade finance investments represent participations held in a portion of larger senior secured trade finance facilities structured and originated by the Company’s sub-advisors and their affiliated entities. These participations may or may not be disclosed to the debtor company. As of June 30, 2013, all of the Company’s investments represent senior secured trade finance participations with a single counterparty, and the underlying borrowers in all of the Company’s participated investments are located in Ecuador.

Note 5. Agreements

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company has no capital gains and therefore did not accrue an incentive fee for either the period ended June 30, 2013 or the period ended December 31, 2012.

As of June 30, 2013, pursuant to the terms of the Operating Expense Responsibility Agreement, the Sponsor has paid approximately $910,829 of operating expenses on behalf of the Company and will pay an additional $256,026 of expenses which would have been accrued by the Company as of June 30, 2013. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

Note 6. Organizational and Offering Costs

As of June 30, 2013, the Sponsor has incurred approximately $3.6 million of offering costs and $236 thousand of organizational costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $615 thousand of offering costs and $2 thousand of organizational costs which were incurred by the Sponsor during the six months ended June 30, 2013. During the period ended June 30, 2013, $155,983 was paid to the Sponsor as payment towards the reimbursement of offering costs and is included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

Note 7. Unit Capital

The Company has three classes of units, Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of shares outstanding and therefore have the same net asset value per unit. The following table is a summary of the units issued during the six months ended June 30, 2013:

	Units Outstanding as of December 31, 2012	Units Issued During the Period	Units Outstanding as of June 30, 2013
Class A Units	22,160.665	321,329.639	343,490.304
Class C Units	—	—	—
Class I Units	—	2,177.226	2,177.226

Total	22,160.665	323,506.865	345,667.530

Note 8. Dividends

On June 12, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2013. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On or before August 2, 2013, these distributions will be paid in cash or reinvested in units, for those investors participating in the Company’s distribution reinvestment plan.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the period beginning June 11, 2013, the date the Company commenced operations, and ended June 30, 2013. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares, as applicable, and therefore the financial highlights are equal for each of the outstanding classes.

Class A & I
Per share data[1]:
Net asset value at beginning of period	9.025
Net investment income/(loss)	0.002

Net increase/(decrease) in net assets	0.002

Net asset value at end of period[3]	9.027
Total return based on net asset value	0.02%
Ratio/Supplemental data (annualized)[2]:
Ratio of net investment income/(loss) to average net assets[3]	0.40%
Ratio of operating expenses to average net assets[3]	0.00%

[1]	The per share data was derived by using the weighted average shares outstanding during the period from June 11, 2013, the day the Company commenced operations, through June 30, 2013.
[2]

The Company’s net investment loss has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the Company’s brief period of operations through June 30, 2013.

[3]

Total return, ratio of net investment income/(loss) and ratio of operating expenses to average net assets for the period beginning June 11, 2013, the date the Company commenced operations, and ended June 30, 2013, prior to the effect of the Operating Expense Responsibility Agreement were (8.84%), (17.23%) and (17.27%), respectively. The ratio of net investment income/(loss) and ratio of net expenses to average net assets for the six months ended June 30, 2013 have been annualized assuming consistent results over a full fiscal year, and are calculated using the full six month period ending June 30, 2013. The unit price included in the above table represents the net asset value per unit plus the offering costs associated with each unit.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2013, except as discussed below.

On July 24, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from August 1 through August 31, 2013. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On or before September 3, 2013, these distributions will be paid in cash or reinvested in units, for those investors participating in the Company’s distribution reinvestment plan.

On August 6, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from September 1 through September 30, 2013. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On or around October 2, 2013, these distributions will be paid in cash or reinvested in units, for those investors participating in the Company’s distribution reinvestment plan.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our ability to raise capital in our public offering;

•	our ability to purchase or make investments;

•	our business prospects and the prospects of our borrowers;

•	the economic, social and/or environmental impact of the investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the companies in which we invest;

•	the ability of our sub-advisors and borrowers to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our borrowers.

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

Overview

We are a Delaware limited liability company that intends to make impact investments in SMEs that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We intend to use the proceeds raised from the issuance of units to invest in Small and Medium Enterprises (“SMEs”) through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. We anticipate that a substantial portion of our assets will consist of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns and income generation. We will be externally managed and advised by TriLinc Advisors, LLC (the “Advisor”).

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

We were organized as a Delaware limited liability company on April 30, 2012 and our prospectus was declared effective by the Securities and Exchange Commission on February 25, 2013. We intend to operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the Investment Company Act of 1940. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 (the “Minimum Offering”) and commenced operations.

Critical Accounting Policies and Use of Estimates

The following discussion addresses the initial accounting policies that we expect to utilize based on our current expectations of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based will be reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Those material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management are discussed below.

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although we were organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act of 1940, our financial statements are prepared using the specialized accounting principles of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Overall, we believe that the use of investment company accounting makes our financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

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

•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Organization Expenses

Organization expenses, together with offering expenses, are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

Offering Expenses

Offering expenses, which consist of fees paid in relation to items such as legal, accounting, regulatory and printing work incurred related to our offering, are charged directly against the proceeds of the offering. Offering expenses, together with organization expenses, are reimbursable to the Sponsor up to the O&O Reimbursement Limit and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

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

Results of Operations

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

On May 15, 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. In June 2013, the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company will reimburse organizational and offering expenses to the Sponsor to the extent that such reimbursement does not exceed 5.0% of the gross offering proceeds raised from the offering. As of June 30, 2013, the total amount that would be due to be reimbursed to the Sponsor is approximately $3.7 million. Pursuant to the terms of an Operating Expense Responsibility Agreement between the Company and the Sponsor, the Sponsor has paid expenses on behalf of the Company and will pay additional expenses of the Company which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $1.2 million.

Distributions

We intend to pay distributions pursuant to the terms of our operating agreement on a monthly basis beginning no later than the first fiscal quarter after the month in which the Minimum Offering is met. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions with respect to the Class C units will be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those investors participating in the Company’s distribution reinvestment plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

As of June 30, 2013, we had received subscriptions for and issued 345,667.530 of our units for gross proceeds of $3,120,000 (before dealer-manager fees of $350, for net proceeds of $3,119,650). From the net offering proceeds, we paid $155,983 towards reimbursement to our Sponsor for our offering costs. With the remaining net offering proceeds, we financed $737,325 in senior secured trade claim transactions.

As of June 30, 2013, approximately $3.7 million remained payable to our Sponsor for costs related to our organization and offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

3.1	Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.1	Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.3	Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

August 14, 2013	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

August 14, 2013	By:	/s/ Joshua Zuckerwise
Joshua Zuckerwise
Chief Financial Officer