Form 10-Q
period 2013-09-30
TriLinc Global Impact Fund LLC
filed 2013-11-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

TriLinc Global Impact Fund, LLC

Condensed Consolidated Statements of Assets and Liabilities

(Unaudited)

	As of
	September 30, 2013	December 31, 2012
ASSETS
Investments owned, at fair value (amortized cost of $3,224,807)	$3,224,807	$—
Cash	930,628	200,114
Sub-advisor receivable (see Note 5)	379,970	—
Interest receivable	65,969	—
Due from affiliates (see Note 5)	41,076	—
Prepaid expenses	77,400	—

Total assets	4,719,850	200,114

LIABILITIES
Due to unitholders	22,892	—
Management fee payable	26,420	—
Due to affiliates (see Note 5)	29,107	252
Incentive fee payable	4,571	—

Total liabilities	82,990	252

NET ASSETS	$4,636,860	$199,862

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A Units	$3,320,841
Net capital paid in on Class C Units	—
Net capital paid in on Class I Units	1,560,607
Offering costs	(244,588)
Accumulated undistributed net investment income	—

Net assets (equivalent to $8.573 per Class A and Class I Unit based on 540,880.631 units outstanding)	$4,636,860

Net assets, Class A (367,960.211 units outstanding)	$3,154,448
Net assets, Class C (no units outstanding)	—
Net assets, Class I (172,920.420 units outstanding)	1,482,412

Net assets	$4,636,860

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended September 30, 2013	Nine months ended September 30, 2013
INVESTMENT INCOME
Interest income	$95,868	$99,581

Total investment income	95,868	99,581

EXPENSES
Management fee	23,331	26,420
Incentive fee	4,571	4,571

Total expenses	27,902	30,991

NET INVESTMENT INCOME	67,966	68,590

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$67,966	$68,590

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there is no activity in the comparable period for the three and nine months ended September 30, 2012.

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Condensed Consolidated Statement of Changes in Net Assets

(Unaudited)

Nine months ended September 30, 2013
INCREASE FROM OPERATION
Net investment income	$68,590

Net increase from operations	68,590

DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(55,640)
Distributions to Class C unitholders	—
Distributions to Class I unitholders	(12,812)

Net decrease from distributions	(68,452)
INCREASE/(DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A Units	3,120,841
Issuance of Class C Units	—
Issuance of Class I Units	1,560,607
Offering costs	(244,588)

Net increase from capital transactions	4,436,860

Total increase in net assets	4,436,998
Net assets at beginning of period	199,862

Net assets at end of period	$4,636,860

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there is no activity in the comparable period for the nine months ended September 30, 2012.

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Nine months ended September 30, 2013
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$68,590
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchases of investments	(4,187,214)
Maturity of investments	971,605
Accretion of discounts on investments	(9,198)
Increase in sub-advisor receivable	(379,970)
Increase in interest receivable	(65,969)
Increase in due from affiliates	(41,076)
Increase in prepaid expenses	(77,400)
Increase in due to unitholders	22,892
Increase in management fee payable	26,420
Increase in due to affiliates	28,855
Increase in incentive fee payable	4,571

NET CASH USED IN OPERATING ACTIVITIES	(3,637,894)
Cash flows from financing activities
Proceeds from issuance of units, net of underwriting costs	4,681,448
Distributions paid to unitholders	(68,452)
Payments of offering costs	(244,588)

NET CASH PROVIDED IN FINANCING ACTIVITIES	4,368,408

TOTAL INCREASE IN CASH	730,514
CASH AT BEGINNING OF PERIOD	200,114

CASH AT END OF PERIOD	$930,628

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there is no activity in the comparable period for the nine months ended September 30, 2012.

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Condensed Consolidated Schedule of Investments

As of September 30, 2013

(Unaudited)

Investment Type/ Country	Portfolio Company	Sector	Description	Interest	Fees[2]	Maturity	Principal Amount	Current Commitment[3]	Amortized Cost	Fair Value	% of Net Assets
Mezzanine Term Loan[1]
Indonesia	PT Indah Global Semesta (IGS)	Consumer Electronics	Electronics Retailer	10.00%	4.50%	07/26/14[4]	$2,000,000	$3,000,000	$1,959,087	$1,959,087	42.3%

Total Mezzanine Term Loan									1,959,087	1,959,087

Senior Secured Trade Finance[1]
Ecuador	Tecnica y Comercio De La	Meat, Poultry & Fish	International Tuna Exporter	12.46%	0.0%	10/18/13	646,414	2,000,000	646,414	646,414	13.9%
Ecuador	Other Investments	Meat, Poultry & Fish	Frozen Seafood Exporter	12.46% - 12.55%	0.0%	08/08/14 - 09/21/14	119,306	1,000,000	119,306	119,306	2.6%

Total Senior Secured Trade Finance in Ecuador									765,720	765,720

Chile	Forestal Rio Calle Calle S.A.	Forest Products	Sustainable Timber Exporter	9.85%	0.0%	12/18/13	500,000	500,000	500,000	500,000	10.8%

Total Senior Secured Trade Finance[1]									1,265,720	1,265,720

Total Investments									$3,224,807	$3,224,807

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there is was no investment activity as of December 31, 2012.

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Fund.
[3]	Other than the IGS loan facility, all other loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[4]	Borrower has the option to extend the loan for 3 years at 12-month intervals.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) is a newly formed Delaware limited liability company that intends to make impact investments in Small and Medium Enterprises, known as SMEs, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company intends to use the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. The Company anticipates that a substantial portion of its assets will consist of collateralized private debt instruments, which the Company believes offer opportunities for competitive risk-adjusted returns through income generation. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company will be externally managed by TriLinc Advisors, LLC (the “Advisor”). Although the Advisor is currently an investment adviser registered with the SEC, the Advisor is in the process of registering in the State of California, which it anticipates will replace the Advisor’s federal registration.

TriLinc Global, LLC (the “Sponsor”) owns 85% of the units of the Advisor, and is the sponsor of the Company. Strategic Capital Advisory Services, LLC (“SCAS”) owns 15% of the Advisor, and is considered an affiliate of the Company. The Sponsor employs staff who operate both the Advisor and the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies.

The Company’s investment strategy is to generate competitive financial returns and positive economic, social and/or environmental impact by providing financing to SMEs, primarily in developing economies.

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

To assist the Company in achieving its investment objective, the Company will make investments via wholly owned subsidiaries. As of September 30, 2013, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. and TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC. As of September 30, 2013, three of the aforementioned Cayman Islands exempted companies, TGIF-A, TGIF-TF and TAI, have commenced operations.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000, and in June 2013, the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000. The Company broke escrow and commenced operations on June 11, 2013.

The interim results for the three and nine months ended September 30, 2013 are not indicative of what the results would be for a full year or any future period.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. Transactions between subsidiaries, to the extent they occur, are eliminated in consolidation. As of September 30, 2013, only TGIF-A and TGIF-TF have commenced operations.

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

Structuring and similar fees are recorded as a discount on investments purchased and are accreted into income, using the effective yield method. Structuring and similar fees are included in interest income.

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

ASC 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 — Valuations based on inputs other than quoted prices included in Level 1, which are either directly or indirectly observable.

•	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

The Company measures net realized gains or losses by the difference between the net proceeds from the repayment or sale on investments and the amortized cost basis of the investment including unamortized upfront fees and prepayment penalties. Realized gains or losses on the disposition of an investment are calculated using the first in first out (FIFO) method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

At September 30, 2013, no tax liability for uncertain tax provision has been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis and commenced with respect to the first full quarter after the Company commenced operations. The Company calculates its net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. The net asset value per Class A, Class C and Class I units are calculated on a pro-rata basis based on units outstanding.

Operating Expense Responsibility Agreement

The Company and the Sponsor entered into an Amended Operating Expense Responsibility Agreement effective as of June 11, 2013 and covering expenses through September 30, 2013. Pursuant to the terms of the Amended Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through September 30, 2013 and will additionally pay the accrued operating expenses of the Company as of September 30, 2013 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and therefore have not been recorded as expenses of the Company as of September 30, 2013. Such expenses will be expensed and payable by the Company in the period, if and when they become reimbursable.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objective will be achieved.

Investments generally consist of debt instruments that may be affected by business, financial market or legal uncertainties. A variety of factors related to the Company’s investments are difficult to predict, such as domestic or international economic and political developments, and may significantly affect the results of the Company’s activities.

See the section titled “Risk Factors” in the Company’s Registration Statement on Form S-1 (File No. 333-185676).

Note 3. Fair Value Measurements

As of September 30, 2013, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2013:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance	$1,265,720	Market approach	Market yield	9.85% - 12.55% (11.44%)
Mezzanine term loan	$1,959,087	Income approach	Market yield	14.50%

The significant unobservable inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

For details of the country-specific risk concentrations for the Company’s investments, refer to the Condensed Consolidated Schedule of Investments.

Note 4. Investments

The Company’s senior secured trade finance investments represent participations held in a portion of larger senior secured trade finance facilities structured and originated by the Company’s sub-advisors and their affiliated entities. These participations may or may not be disclosed to the debtor company. As of September 30, 2013, three of the Company’s investments represent senior secured trade finance participations with a single counterparty, with underlying borrowers in those participated investments located in Ecuador ($765,720) and Chile ($500,000). In addition, as of September 30, 2013, one of the Company’s investments was a direct term loan to a borrower in Indonesia ($1,959,087).

Note 5. Related Parties

Due from affiliates on the Consolidated Statement of Assets and Liabilities represents $41,076 due from the Sponsor in connection with the Amended Operating Expense Responsibility Agreement. These operating expenses were paid by the Company during the quarter ended September 30, 2013, but under the terms of the Amended Operating Expense Responsibility Agreement are the responsibility of the Sponsor.

Due to affiliates on the Consolidated Statement of Assets and Liabilities represents the non-contingent portion of offering costs totaling $28,856 due to the Sponsor pursuant to the terms outlined in Note 2 as well as an additional $252 that was due to the Sponsor as of December 31, 2012.

During the month of September, 2013, one of the Company’s sub-advisors misapplied principal payments received from two investments to another participant’s account. The Advisor identified the error and all payments were fully reconciled during the first week of October, 2013. The misapplied payment has been identified as “Sub-advisor receivable” on the Consolidated Statements of Assets and Liabilities.

Note 6. Agreements

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company has no capital gains and therefore did not accrue an incentive fee for either the period ended September 30, 2013 or the period ended December 31, 2012.

As of September 30, 2013, pursuant to the terms of the Amended Operating Expense Responsibility Agreement, the Sponsor has paid approximately $1,044,203 of operating expenses on behalf of the Company and will pay an additional $403,243 of expenses, which would have been accrued by the Company as of September 30, 2013. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

Note 7. Organization and Offering Costs

As of September 30, 2013, the Sponsor has paid approximately $4.1 million of offering costs and $236 thousand of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $1.1 million of offering costs and $6,645 of organization costs which were incurred by the Sponsor during the nine months ended September 30, 2013. During the period ended September 30, 2013, $215,732 was paid and $28,856 was recognized as a liability to the Sponsor as payment towards the reimbursement of offering costs. The total, $244,588, is included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

Note 8. Unit Capital

The Company has three classes of units, Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary of the units issued during the nine months ended September 30, 2013:

	Units Outstanding as of December 31, 2012	Units Issued During the Period	Units Outstanding as of September 30, 2013
Class A Units	22,160.665	345,799.546	367,960.211
Class C Units	—	—	—
Class I Units	—	172,920.420	172,920.420

Total	22,160.665	518,719.966	540,880.631

Note 9. Distributions

On June 12, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day. On August 2, 2013, $857.28 of these distributions were paid in cash and on July 31, 2013, $18,547.15 were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

On July 24, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from August 1 through August 31, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day. On September 3 and September 5, 2013, $22,931.98 of these distributions were paid in cash and on August 30, 2013, $1,451.63 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On August 6, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from September 1 through September 30, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day. On October 2, 2013, $22,891.67 of these distributions were paid in cash and on September 30, 2013, $1,771.23 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On September 18, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On November 4, 2013, $47,960.48 of these distributions were paid in cash and on October 31, 2013, $6,601.16 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the period beginning June 11, 2013, the date the Company commenced operations, and ended September 30, 2013. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and therefore the financial highlights are equal for each of the outstanding classes.

Class A & I
Per unit data[1]:
Net proceeds before offering costs[2]	$9.025
Offering costs	(0.452)

Net proceeds after offering costs	8.573
Net investment income	0.166
Distributions	(0.166)

Net increase/(decrease) in net assets	0.000

Net asset value at end of period	$8.573

Total return based on net asset value plus offering costs[3]	1.936%
Ratio/Supplemental data (annualized)[4]:
Ratio of net investment income to average net assets[3]	4.82%
Ratio of operating expenses to average net assets[3]	2.18%

[1]	The per unit data was derived by using the weighted average units outstanding during the period from June 11, 2013 through September 30, 2013.
[2]	Represents net asset value at the beginning of the period.

[3]	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the period beginning June 11, 2013 and ended September 30, 2013, prior to the effect of the Amended Operating Expense Responsibility Agreement were (13.21%), (32.90%) and 39.89%, respectively. The ratio of net investment income and ratio of net expenses to average net assets for the nine months ended September 30, 2013 have been annualized assuming consistent results over a full fiscal year, and are calculated using the full nine month period ending September 30, 2013.
[4]	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the Company’s brief period of operations through September 30, 2013.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2013, except as discussed below.

Distributions

On October 30, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from November 1 through November 30, 2013. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On or before December 3, 2013, these distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to September 30, 2013 through November 8, 2013, the Company sold approximately 693,792.35 units in the Offering (including shares issued pursuant to the DRIP) for $6,261,475.95 in gross proceeds. As of November 8, 2013, the Company had received approximately $11.1 million in total gross offering proceeds through the issuance of approximately 1.2 million total units in the Offering (including units issued pursuant to the DRIP).

Unit Offering Price

Pursuant to the net asset value determination by the Company’s board of managers, the value has not increased above nor decreased below our net proceeds per unit; therefore, the Company will continue to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit.

Investments

Subsequent to September 30, 2013 through November 8, 2013, the Company funded the contractual commitment of $1,000,000 to our mezzanine term loan borrower in Indonesia.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our ability to raise capital in our public offering;

•	our ability to purchase or make investments;

•	our business prospects and the prospects of our borrowers;

•	the economic, social and/or environmental impact of the investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the companies in which we invest;

•	our dependence on our Advisor and on the financial resources of our Sponsor;

•	the ability of our sub-advisors and borrowers to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our borrowers.

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

Our business strategy is to generate competitive financial returns and positive economic, social and environmental impact by providing financing to SMEs, primarily in developing economies. Our style of investment is referred to as impact investing, which J.P. Morgan Global Research and Rockefeller Foundation in a 2010 report called “an emerging alternative asset class” and defined as investing with the intent to create positive impact beyond financial return. We believe it is possible to generate competitive financial returns while creating positive, measurable impact. We intend to measure the economic, social and environmental impact of our investments using industry-standard metrics, including the Impact Reporting and Investment Standards. Through our investments in SMEs, we intend to enable job creation and stimulate economic growth.

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. Once we have raised significant capital, we expect that the majority of our investments will be senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the three sub-advisors that we have contracted to assist the Advisor in implementing the Companies investment program, we expect to provide growth capital financing generally ranging in size from $1-10 million. We will seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

We were organized as a Delaware limited liability company on April 30, 2012 and our prospectus was declared effective by the Securities and Exchange Commission on February 25, 2013. We intend to operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the Investment Company Act of 1940. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 (the “Minimum Offering”) through purchases by the Sponsor and we then commenced operations.

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

ASC 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 — Valuations based on inputs other than quoted prices included in Level 1, which are either directly or indirectly observable.

•	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Structuring and similar fees are recognized as income is earned. Structuring and similar fees are included in interest income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, including unamortized upfront fees and prepayment penalties. Realized gains or losses on the disposition of an investment are calculated using the first in first out (FIFO) method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible.

Organization Expenses

Organization expenses, together with offering expenses, are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

Offering Expenses

Offering expenses, which consist of fees paid in relation to items such as legal, accounting, regulatory and printing work incurred related to our offering, are charged directly against the proceeds of the offering. Offering expenses, together with organization expenses, are reimbursable to the Sponsor up to the O&O Reimbursement Limit and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

Expense Responsibility Agreement

Pursuant to the terms of the Amended Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through September 30, 2013 and will additionally pay the accrued operating expenses of the Company as of September 30, 2013 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and therefore have not been recorded as expenses of the Company as of September 30, 2013. Such expenses will be expensed and payable by the Company in the period, if and when they become reimbursable.

U.S. Federal Income Taxes

We are characterized as a partnership for U.S. Federal income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis and commenced with respect to the first full quarter after the Company commenced operations. The Company calculates its net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. The net asset value per Class A, Class C and Class I units are calculated on a pro-rata basis based on units outstanding.

Value Determinations in Connection with this Best-Efforts Offering

We are offering our units on a continuous basis at an offering price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit; however, following the commencement of valuations, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

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

Results of Operations

Revenues. Interest income increased from $3,713 in the prior quarter to $95,868, representing the first full quarter since we commenced operations as well as an increase in weighted average investment balance and driven by a weighted average yield on investments of 13.3% as of September 30, 2013. Interest income includes $9,198 from the amortization of an upfront fee paid on our term loan position. We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of three to five years and that the subordinated debt we invest in will generally have stated terms of three to five years. Our senior and subordinated debt investments may bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we generate revenue in the form of acquisition and other fees in connection with some transactions. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income using the effective interest method. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses. The asset management fee increased from $3,090 in the prior quarter to $23,331, representing the first full quarter since we commenced operations as well as a total increase of $1,672,708 in gross assets. Our Advisor earned an incentive fee of $14,591 during the quarter. Of this amount, we will pay the Advisor $4,571 and the Sponsor will pay the Advisor $10,020, as outlined in the Amended Operating Expense Responsibility Agreement. During the three months ended September 30, 2013, pursuant to the terms of the Amended Operating Expense Responsibility Agreement, the Sponsor agreed to pay an additional $280,607 of operating expenses on behalf of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds. Going forward, we expect our primary expenses to be the payment of asset management fees and the reimbursement of expenses under our Advisory Agreement with the Advisor. We will bear other expenses, which are expected to include, among other things:

•	organization and offering expenses relating to offerings of units, subject to limitations included in our Advisory Agreement;

•	the cost of calculating our net asset value, including the related fees and cost of retaining Duff & Phelps, LLC and any other third-party valuation services;

•	the cost of effecting sales and repurchases of units;

•	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

•	fees payable to our Advisor;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	independent manager fees and expenses, including travel expenses;

•	costs of Board meetings, unitholders’ reports and notices and any proxy statements;

•	costs of fidelity bonds, managers and officers errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with the collection, monitoring, reporting of the non-financial impact of our investments, including expenses associated with third party audits of our impact data;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

•	all other expenses incurred by us or the Advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our Advisor in performing certain of its obligations under the Advisory Agreement.

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

Based on the valuation with respect to the quarter ended September 30, 2013, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not absorbed a substantial portion of the Company’s operating expenses since it began its operations.

As of November 8, 2013, the Company has sold approximately 1.2 million total units in the Offering (including units pursuant to the DRIP) for total gross offering proceeds of approximately $11.1 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement.

On May 15, 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. In June 2013, the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On February 25, 2013, we entered into the Advisory Agreement with the Advisor. The Advisory Agreement was effective as of February 25, 2013, the date that the Company’s registration statement was declared effective by the SEC. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) an asset management fee equal to a percentage of the value of our gross assets, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met. We also had an unfunded commitment to our mezzanine term loan borrower of $1,000,000 as of September 30, 2013. This commitment was fulfilled in full on October 29, 2013 per the drawdown request from the borrower. The mezzanine term loan borrower has the option to extend the maturity of the loan for 3 years in 12-month increments. Each extension requires the mezzanine term loan borrower to meet the extension criteria in the loan agreement and pay a fee of 2.5% of the loan balance at the time of extension.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company will reimburse organization and offering expenses to the Sponsor to the extent that such reimbursement does not exceed 5.0% of the gross offering proceeds raised from the offering. As of September 30, 2013, the total amount that would be due to be reimbursed to the Sponsor is approximately $4.1 million. Pursuant to the terms of an Amended Operating Expense Responsibility Agreement between the Company and the Sponsor, the Sponsor has paid expenses on behalf of the Company through September 30, 2013 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $1.5 million.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions with respect to the

Class C units will be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Legal Proceedings

Neither we nor our Advisor are currently subject to any material legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us or against our Advisor.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2013, except as discussed below.

Distributions

On October 30, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from November 1 through November 30, 2013. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On or before December 3, 2013, these distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to September 30, 2013 through November 8, 2013, the Company sold approximately 693,792.35 units in the Offering (including shares issued pursuant to the DRIP) for $6,261,475.95 in gross proceeds. As of November 8, 2013, the Company had received $11.1 million in total gross offering proceeds through the issuance of approximately 1.2 million total units in the Offering (including shares issued pursuant to the DRIP).

Unit Offering Price

Pursuant to the net asset value determination by the Company’s board of managers, the value has not increased above nor decreased below our net proceeds per unit; therefore, the Company will continue to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit.

Investments

Subsequent to September 30, 2013 through November 8, 2013, the Company funded the contractual commitment of $1,000,000 to our mezzanine term loan borrower in Indonesia.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Our investments are currently structured with both fixed and floating interest rates. Those structured with floating rates are referenced to Libor and incorporate fixed interest rate floors. If rates go down further, interest income will not decrease from current levels. To the extent that interest rates go up substantially, these investments will accrue higher amounts of income than currently being realized. Returns on investments that carry fixed rates are not subject to fluctuations in interest rates, and will not adjust should rates move up or down.

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

Although we operate in a number of foreign markets, all investments are currently denominated in U.S. Dollars. Therefore, the current portfolio does not present currency risk to U.S. unitholders. In the future, we may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

Part II. Other Information

Item 1. Legal Proceedings.

There are no pending material legal proceedings to which the Company or any of our subsidiaries or any of our property is subject.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, our Registration Statement on Form S-1, File No. 333-185676 (the “Registration Statement”), covering a public offering (the “Offering”), of up to $1,500,000,000 units of limited liability company interest (“Units”), was declared effective under the Securities Act of 1933. The Offering commenced on February 25, 2013, and is currently expected to terminate on or before February 24, 2015, unless extended by our board of managers.

Through SC Distributors, LLC, the dealer manager for the Offering, we are offering to the public on a best efforts basis up to $1,250,000,000 of Units, consisting of Class A Units at $10.00 per Unit, Class C Units at $9.576 per Unit and Class I Units at $9.186 per Unit; however, if we sell units at a discounted per Unit price as described in the Registration Statement, we may sell more Units, up to a maximum of $1,250,000,000.

We are also offering up to $250,000,000 of Units at a price of $9.025 per Unit to be issued pursuant to our Distribution Reinvestment Plan. The Units being offered can be reallocated among the different classes and between the primary Offering and the Distribution Reinvestment Plan.

As of September 30, 2013, we had received subscriptions for and issued 540,880.631 of our units for gross proceeds of $4,891,770 (before dealer-manager fees of $5,522 and selling commissions of $4,800, for net proceeds of $4,881,448). From the net offering proceeds, we paid and accrued a total $244,588 towards reimbursement to our Sponsor for our offering costs. With net offering proceeds, we financed $2,237,325 in senior secured trade claim and $1,959,087 in mezzanine term loan transactions.

As of September  30, 2013, approximately $4.1 million remained payable to our Sponsor for costs related to our organization and offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

3.1	Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.3	Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013 as supplemented by the Prospectus Supplement No. 8 filed pursuant to Rule 424(b)(3) with the SEC on October 4, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and Interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 14, 2013	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 14, 2013	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Interim Chief Financial Officer