Form 10-K
period 2013-12-31
TriLinc Global Impact Fund LLC
filed 2014-03-31
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

There is no established trading market for the registrant’s units, and therefore the aggregate market value of the registrant’s units held by non-affiliates cannot be determined.

As of March 25, 2014, the Company had outstanding 778,862.926 Class A units, 76,560.836 Class C units, and 1,533,556.366 Class I units.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our public offering, our ability to pay distributions to our unitholders, our reliance on TriLinc Advisors, LLC, or the Advisor and TriLinc Global, LLC, or the Sponsor, strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our future operating results;

•	our ability to raise capital in our public offering;

•	our ability to purchase or make investments;

•	our business prospects and the prospects of our borrowers;

•	the economic, social and/or environmental impact of the investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	our ability to make distributions to our unitholders;

•	the dependence of our future success on the general economy and its impact on the companies in which we invest;

•	the effect of paying distributions to our unitholders from sources other than cash flow provided by operations;

•	the performance of our Advisor, our sub-advisors and our Sponsor;

•	our dependence on the resources and personnel of our Advisor and the financial resources of our Sponsor,

•	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our units;

•	our limited operating history;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the ability of our sub-advisors and borrowers to achieve their objectives; and

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 12. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

ITEM 1. BUSINESS

TriLinc Global Impact Fund, LLC is a Delaware limited liability company formed on April 30, 2012. Unless otherwise noted, the terms “we,” “us,” “our,” “the Company” and “our company” refer to TriLinc Global Impact Fund, LLC; the term our “Advisor” and “TriLinc Advisors” refers to TriLinc Advisors, LLC, our external advisor; the term “SC Distributors” and our “dealer manager” refers to SC Distributors, LLC, our dealer manager; and the term our “Sponsor” refers to TriLinc Global, LLC, our sponsor.

Overview

The Company is a recently formed company that makes impact investments in Small and Medium Enterprises, or SMEs, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We were organized as a Delaware limited liability company on April 30, 2012. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940. We invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. We anticipate that a substantial portion of our assets will consist of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns through income generation. We are externally managed and advised by TriLinc Advisors.

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2013, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. (“TGIF-LA”) and TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

Our business objective is to generate competitive financial returns and positive economic, social and/or environmental impact by providing financing to SMEs, primarily in developing economies, defined as countries with national income classified by the World Bank as upper-middle income and below. Our style of investment is referred to as impact investing, which J.P. Morgan Global Research and Rockefeller Foundation in a 2010 report called “an emerging alternative asset class” and defined as investing with the intent to create positive impact beyond financial return. We believe it is possible to generate competitive financial returns while creating positive, measurable impact. Through our investments in SMEs, we intend to enable job creation and stimulate economic growth.

Our investment objectives are to provide our unitholders current income, capital preservation and modest capital appreciation primarily through SME trade finance and term loan financing, while employing rigorous risk mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. We expect that the majority of our investments will continue to be senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we expect to provide growth capital financing generally ranging in size from $1-10 million. We will seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets which have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Our goal is to create a diversified portfolio of primarily private debt instruments, including term loans and trade finance, whose counterparties are small and medium-size businesses in developing economies. Private debt facilities generate current income and in some cases offer the potential for modest capital appreciation, while maintaining a higher place in a company’s capital structure than the equity held by the owners and other investors. It is expected that, as small and growing businesses, our borrowers will use capital to expand operations, improve the financial standing of their operations, or finance the trade of their goods. According to the IFC 2010 report, SMEs have been shown to improve job creation and GDP growth throughout the world, and we expect the portfolio of our investments to have a positive, measurable impact in their communities, in addition to offering a competitive financial return to the investor.

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we are offering on a continuous basis up to $1,500,000,000 in units of our limited liability company interest, consisting of up to $1,250,000,000 of units in our primary offering, consisting of Class A units at the initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, which we refer to as the Primary Offering, and up to $250,000,000 of units pursuant to our distribution reinvestment plan, which we refer to as the Distribution Reinvestment Plan, and are herein collectively referred to as the Offering. SC Distributors, LLC is the dealer manager for the Offering.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied our minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. Our offering period is currently scheduled to terminate two years after the initial offering date, or February 25, 2015, unless extended. As of December 31, 2013, we had received subscriptions for and issued 1,559,136.769 of our units, including 5,569.249 units issued under our Distribution Reinvestment Plan, for gross proceeds of $14,117,186, including $50,262 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $17,347 and selling commissions of $28,628, for net proceeds of $14,071,211).

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment company focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered investment adviser with the State of California. Led by its Chief Executive Officer, Gloria Nelund, Mark Torline, its President, Brent VanNorman, its Chief Operating Officer and Chief Financial Officer, and Paul Sanford, its Chief Investment Officer, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe will benefit our portfolio of investments. We will benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, Strategic Capital Advisory Services, LLC , or Strategic Capital, is entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Advisory Agreement. See “Investment Advisory Agreements and Fees” section below.

We seek to capitalize on the significant investment experience of our Advisor’s management team, which has over 100 years of collective experience in financial services and investment. Our CEO, Gloria Nelund, founded our Sponsor in 2008 after a thirty year career in the international asset management industry.

To date, we have engaged, through our Advisor, three investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-advisors, who will focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors will have strong, independent risk controls and will screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

TriLinc Advisors has selected the following managers to act as sub-advisors:

•	The International Investment Group L.L.C. (IIG): is an alternative investment management firm founded in 1994 that focuses primarily on international trade finance and fixed income investments to small and medium enterprises in developing economies. The company has deployed over $8.0 billion in investments since its inception and currently manages and / or services approximately $600 million in assets. IIG is headquartered in New York with additional representatives in Argentina, Brazil, Chile, Curacao, Ecuador, Malta, Paraguay, Peru and Uruguay.

•	Asia Impact Capital Ltd (AIC): an investment firm advised by the founding principals of TAEL Partners Ltd (“TAEL”) and was established to provide investment management services to us. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long term track records and diverse investment capabilities across Southeast Asia. TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL generally enjoys an absence of competitive bidding, and is often able to undertake investments at attractive pricing levels.

•	GMG Investment Advisors, LLC (GMG): headquartered in New York with strategic partners operating in Brazil, Colombia and Peru, GMG is a specialized emerging market asset management firm focused on private credit investments in Latin America. The Company’s lineage dates back to 2002 to the founding of Global Securities Advisors (“GSA”) GP – a specialized emerging market asset management firm. In 2010, Greg Gentile, former Head of Latin America Credit at both Lehman Brothers and Barclays Capital, along with several of his team members, joined forces with the GSA team, enhancing its structuring and Latin American asset management experience to create GMG. GMG, along with GSA, has originated, structured and invested over $300 million in secured private credit transactions in Latin America and operates its own in-house securitization platform which is used to obtain custom-tailored, non-recourse financing via structured notes to help achieve equity like returns.

TriLinc Advisors is a joint venture between our Sponsor and Strategic Capital. The purpose of the joint venture is to permit our Advisor to capitalize upon the expertise of our Sponsor management team as well as the experience of the executives of Strategic Capital in providing advisory services in connection with the formation, organization, registration and operation of entities similar to the Company. Strategic Capital provides certain services to, and on behalf of, our Advisor, including but not limited to formation and advisory services related to our formation and the structure of our public offering, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services.

Investment Strategy

The Company seeks to generate competitive financial returns and positive economic, social and environmental impact by providing financing to SMEs. Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. We intend to meet our investment objectives through:

•	Investing primarily in SME trade finance and term loans

•	A rigorous multi-level risk mitigation strategy at the portfolio level through “extreme” diversification, the sub-advisor level through rigorous due diligence and oversight, and the investment level through local market knowledge and credit expertise of our sub-advisors

•	Equity warrants and discounted trade receivables

We expect that the majority of our investments will be senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we expect to provide growth capital financing generally ranging in size from $1-10 million per transaction. We will seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing sound due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

We will employ a three-pronged strategy for deploying capital to developing economy SMEs:

•	Economics: “Top-down” portfolio optimization

•	Expertise: “Bottom-up” local market execution, and

•	“Extreme” Diversification.

Investments will primarily be credit facilities to developing economy SMEs, including trade finance and SME term loans, through TriLinc Advisors’ team of professional sub-advisors with a local presence in the markets where they invest. We will typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we will support both economic growth and the expansion of the global middle class.

Investment Portfolio

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment.

During the year ended December 31, 2013, we invested, either through direct loans or loans participation, $8,162,158 across 7 portfolio companies. Our investments consisted of senior secured term loan participations, secured mezzanine term loans, and senior secured trade finance participations. Additionally, we received proceeds from repayments of investment principal of $1,643,099.

At December 31, 2013, our portfolio included 5 companies and was comprised of $2,952,836 or 45.1% in secured mezzanine loans, $3,000,000 or 45.8% in senior secured term loans participations, and $594,225 or 9.1% in senior secured trade finance participation.

The industrial and geographic composition of our portfolio at fair value as of December 31, 2013 were as follows:

	Fair	Percentage
Industry	Value	of Total
Consumer Electronics	$2,952,836	45.1%
Agricultural Products	2,500,000	38.2%
Personal and Nondurable Consumer Products	500,000	7.6%
Forest Products	500,000	7.6%
Meat, Poultry & Fish	94,225	1.4%

Total investments	$6,547,061	100.0%

	Fair	Percentage
Country	Value	of Total
Indonesia	$2,952,836	45.1%
Brazil	2,500,000	38.2%
Peru	500,000	7.6%
Chile	500,000	7.6%
Ecuador	94,225	1.4%

Total investments	$6,547,061	100.0%

Measuring Impact

We measure and expect to regularly provide accounting of economic, social and/or environmental impact achieved through our investments. The Company’s impact measurement system is utilized with investments to evaluate the progress of borrower companies toward their impact objectives during the life of the investment. The system leverages technology that has been specifically developed for tracking and analyzing impact and includes full integration of the IRIS metrics. Impact measurement is accomplished through the establishment of initial baseline measurements for both the Company core economic development metrics, as well as metrics associated with borrower companies’ stated impact objectives. These baseline measurements will be compared against future measurements in order to track incremental progress. In addition to furthering the Company’s economic development impact objectives, we anticipate that our investments will have a positive effect on borrower companies’ ability to make progress toward their stated impact objectives(s).

On an annual basis, an updating assessment will be completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. Annual external assurance of impact metrics data will be completed by an independent, third party provider.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2013, we had no borrowings.

Hedging Activities

Most of our investments are anticipated to be denominated in US Dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2013, all our investments were denominated in US dollars and, accordingly, we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

The Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement effective as of June 11, 2013 and covering expenses through December 31, 2013. Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through December 31, 2013 and will additionally pay the accrued operating expenses of the Company as of December 31, 2013 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and therefore have not been recorded as expenses of the Company as of December 31, 2013. Such expenses will be expensed and payable by the Company in the period, if and when they become reimbursable. As of December 31, 2013, the Sponsor has agreed to pay a total of approximately $1.8 million of operating expenses.

Investment Advisory Agreements and Fees

We will pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Amended and Restated Advisory Agreement. For the year ended December 31, 2013, the Company paid $93,146 in management fees and $44,021 in incentive fees to our Advisor. $10,020 of the incentive fee earned by the Advisor was paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement. In addition, the Sponsor made an expenses support payment to the Company in the aggregate amount of $96,156 under the Amended and Restated Operating Expense Responsibility Agreement for management fee of $66,726 and incentive fee of $29,430 earned by the Advisor during the quarter ended December 31, 2013.

Asset Management Fee

The asset management fee will be calculated at an annual rate of 2.00% of our gross assets payable quarterly in arrears. For purposes of calculating the asset management fee, the term “gross assets” means the total net fair value of the Company’s assets at the end of the quarter, other than intangible and after the deduction of associated allowance and reserves, as determined by the Advisor in its sole discretion. Asset management fees for any partial quarter will be appropriately prorated.

Incentive Fee

The incentive fee will be divided into two parts: (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.

The subordinated incentive fee on income will be earned on pre-incentive fee net investment income and shall be determined and payable in arrears as of the end of each calendar quarter during which the Advisory Agreement is in effect. If the Advisory Agreement is terminated, the fee will also become payable as of the effective date of the termination.

The subordinated incentive fee on income is subject to a quarterly preferred return to investors, expressed as a rate of return on net assets at the beginning of the most recently completed calendar quarter, of 1.50% (6.0% annualized), subject to a “catch up” feature. The subordinated incentive fee on income for each quarter will be calculated as follows:

No incentive fee is earned by the Advisor in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.50%, or the preferred return.

100% of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.875% (7.5% annualized) on our net assets at the end of the immediately preceding fiscal quarter, in any quarter, will be payable to the Advisor. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds 1.875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter.

For any quarter in which our pre-incentive fee net investment income exceeds 1.875% on our net assets at the end of the immediately preceding fiscal quarter, the subordinated incentive fee on income shall equal 20% of the amount of our pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus our operating expenses for the quarter, including the asset management fee and operating expenses reimbursed to the Advisor. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The following is a graphical representation of the calculation of the quarterly subordinated incentive fee on income:

Quarterly Subordinated Incentive Fee on Income

Pre-incentive fee net investment income

(expressed as a percentage of net assets)

Percentage of pre-incentive fee net investment income

allocated to quarterly incentive fee

The incentive fee on capital gains will be earned on investments sold or matured and shall be determined and payable in arrears as of the end of each calendar year during which the Advisory Agreement is in effect. In the case the Advisory Agreement is terminated, the fee will also become payable as of the effective date of such termination. The fee will equal 20% of our realized capital gains, less the aggregate amount of any previously paid incentive fee on capital gains. Incentive fee on capital gains is equal to our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

Because of the structure of the subordinated incentive fee on income and the incentive fee on capital gains, it is possible that we may pay such fees in a quarter where we incur a net loss. For example, if we receive pre-incentive fee net investment income in excess of the 1.75% on our net assets at the end of the immediately preceding fiscal quarter for a quarter, we will pay the applicable incentive fee even if we have incurred a net loss in the quarter due to a realized or unrealized capital loss. Our Advisor will not be under any obligation to reimburse us for any part of the incentive fee it receives that is based on prior period accrued income that we never receive as a result of a subsequent decline in the value of our portfolio.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. The fees will also be calculated using a detailed policy and procedure approved by our Advisor and our board of directors, including a majority of the independent directors, and such policy and procedure will be consistent with the description of the calculation of the fees set forth above.

Our Advisor may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Advisor may determine in its sole discretion.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Although these exemptions will be available to us, they will not have a material impact on our public reporting and disclosure. We are deemed a “non-accelerated filer” under the Securities Exchange Act of 1934, or the Exchange Act, and as a non-accelerated filer, we are permanently exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, because we have no employees, we do not have any executive compensation or golden parachute payments to report in our periodic reports and proxy statements.

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Exchange Act.

Under the JOBS Act, emerging growth companies can also delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Investment Company Act Considerations

We have conducted and intend to continue to conduct our operations so that we and our subsidiaries will qualify for an exemption under, or otherwise will not be required to register as an investment company under, the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We conduct our business primarily through our direct and indirect wholly- and majority-owned subsidiaries, including foreign subsidiaries, which were established to carry out specific activities. Although we reserve the right to modify our business methods at any time, the focus of our business involves providing loans and other financing of the nature described in this prospectus. We conduct our operations so that they comply with the limit imposed by the 40% test and we do not hold ourselves out as being engaged primarily, or actually engage, in the business of investing in securities. Therefore, we expect that we will not be subject to registration or regulation as an investment company of any kind (including, without limitation, a face-amount certificate company, unit investment trust, open-end or closed-end company or a management company electing to be treated as a business development company) under the Investment Company Act. The securities issued to us by our wholly-owned or majority-owned subsidiaries, which subsidiaries will be neither investment companies nor companies exempt under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, will not be investment securities for the purpose of this 40% test.

One or more of our subsidiaries may seek to qualify for an exception or exemption from registration as an investment company under the Investment Company Act pursuant to other provisions of the Investment Company Act, such as Sections 3(c)(5)(A) which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services” and Section 3(c)(5)(B) which is available for entities “primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance and services.” Each of these exemptions generally requires that at least 55% of such subsidiary’s assets be invested in eligible loans and receivables. To qualify for either of the foregoing exemptions, the subsidiary would be required to comply with interpretations issued by the staff of the SEC that govern the respective activities.

We monitor our holdings and those of our subsidiaries to ensure continuing and ongoing compliance with these and/or other applicable tests, and we are responsible for making the determinations and calculations required to confirm our compliance with tests. If the SEC does not agree with our determinations, we may be required to adjust our activities and/or those of our subsidiaries.

Qualification for these or other exceptions or exemptions could affect our ability to originate, participate in or hold fixed-income assets, or could require us to dispose of investments that we might prefer to retain in order to remain qualified for such exemptions. Changes in current policies by the SEC and its staff could also require that we alter our business activities for this purpose. For a discussion of certain risks associated with the Investment Company Act, please see “Risk Factors.”

Competition

We compete with a large number of commercial banks, non-bank financial institutions, private equity funds, leveraged buyout and venture capital funds, investment banks and other equity and non-equity based investment funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares.

Concentration of credit risk

At December 31, 2013, our portfolio of $6,547,061 (at fair value) consisted of loans and loan participation with 5 companies and was comprised of $2,952,836 or 45.1% in secured mezzanine loans, $3,000,000 or 45.8% in senior secured term loan participations, and $594,225 or 9.1% in senior secured trade finance participations. Our largest loan by value was $2,952,836 or 45.1% of total portfolio. Our 2 largest loans by value comprised 83.3% of our portfolio at December 31, 2013. Participation in loans amounted to $3,594,225 or 54.9% and direct loans amounted to $2,952,836 or 45.1% of our total portfolio at December 31, 2013.

Employees

We have no employees. Pursuant to the terms of the Advisory Agreement, the Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for these services.

Additional Information

Our internet address is www.trilincglobalimpactfund.com. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

Our privacy policy and Code of Ethics are also available on our website. Within the time period and as required by the rules of the SEC, we will post on our website any amendment to our Code of Ethics.

ITEM 1A. RISK FACTORS

You should carefully read and consider the risks described below together with all other information in this Annual Report, including our consolidated financial statements and the related notes thereto, before making a decision to purchase our units. If certain of the following risks actually occur, our results of operations and ability to pay distributions would likely suffer materially, or could be eliminated entirely. As a result, the value of our units may decline, and our unitholders could lose all or part of the money they paid to buy our units.

Risks Relating to our Business and Structure: General

We are a new company, have little operating history and may be unable to successfully implement our investment strategy.

We were formed on April 30, 2012, and are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of units could decline substantially. Our financial condition and results of operations will depend on many factors including the availability of investment opportunities, general economic and market conditions and the performance of our Advisor and sub-advisors.

The lack of liquidity of our privately held investments may adversely affect our business.

Most of our investments consist and will continue to consist of loans and other fixed income instruments either originated in private transactions directly from borrowers or via participating agreements with direct lenders and the borrower. Investments may be subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a public company to the extent that the Company, its Advisor, or respective officers, employees or affiliates have material non-public information regarding such company.

We may not raise sufficient capital to sustain our operations or the operations of our Sponsor and Advisor

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. If we fail to raise sufficient capital in the Offering, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

When we are a debt or minority equity investor in a portfolio company, which we expect will generally be the case, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

Most of our investments are and, we anticipate will continue to be in the future, either debt or minority equity investments in our portfolio companies. Therefore, we will be subject to risk that a portfolio company may make business decisions with which we disagree, and the management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings. In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately owned businesses. We compete with a large number of commercial banks, non-bank financial institutions, private equity funds, leveraged buyout and venture capital funds, investment banks and other equity and non-equity based investment funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, or to identify and make investments that satisfy our investment objectives or that we will be able to fully invest our available capital.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key borrower personnel and a greater vulnerability to economic downturns.

We have invested, and will continue to invest in the future, primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of the Advisor and sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investments made in, with or through these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

We may not realize gains from equity instruments granted as return enhancement vehicles when we acquire certain debt instruments.

When we invest in collateralized or senior secured loans, we may acquire warrants or other equity securities as well. Our goal is to ultimately dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Actions of our investment partners could negatively impact our performance.

We participate in investments with third parties. Such participations may involve risks not otherwise present with a direct origination of loans, including, for example:

•	The possibility that our partner in an investment might become bankrupt or otherwise be unable to meet its obligations;

•	The risk that such partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	The risk that such partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	The risk that actions by such partner could adversely affect our reputation, negatively impacting our ability to conduct business.

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unit holders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2013, participation in loans amounted to $3,594,225 or 54.9% and direct loans amounted to $2,952,836 or 45.1% of our total investment portfolio.

Economic slowdowns or recessions could impair our borrowers and harm our operating results.

Our borrowers may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders to not extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A borrower’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our borrower’s ability to meet its obligations under the investment instruments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting borrower. In addition, if one of our borrowers were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that borrower, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Our borrowers may incur debt that ranks equally with, or senior to, the debt instruments in which we invest.

Our borrowers may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt instruments in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of debt instruments ranking senior to our investment in that borrower would typically be entitled to receive payment in full before we receive any distribution with respect to our investment. After repaying such senior creditors, such borrower may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with that of our debt instruments, we would have to share on an equal basis any distributions with other creditors in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower. In addition, we may not be in a position to control any borrower through the loans we make. As a result, we are subject to the risk that any borrower in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

There is a risk that our unitholders may not receive distributions or that our distributions may not grow over time or may be reduced.

We may not achieve investment results that will allow us to make a specified level of cash distributions. In addition, due to covenants and asset coverage tests, which may apply to us in the event we choose to employ financial leverage, we may be subject to restrictions on unitholder distributions.

In addition, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor had absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. If our Sponsor does not absorb our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor is under no obligation to continue to pay our operating expenses beyond December 31, 2013, and if our Sponsor chooses not continue to extend its obligations beyond that date, our distributions to our unitholders may be reduced.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the investments, and the overall return for our unitholders may be reduced.

Our operating agreement permits us to make distributions from any source, including offering proceeds and, subject to certain limitations, borrowings, and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our public offering are fully invested and from time to time during our operational stage, we may not generate sufficient cash flow from operations to fund distributions. If we fund distributions from borrowings or the net proceeds from this offering, we will have less funds available for the investments, and your overall return may be reduced.

During the quarter ended December 31, 2013, we paid cash distributions in excess of our net investment income for that quarter in the amount of $51,034. On December 31, 2013, our Sponsor made a capital contribution to the Company to make up this excess distribution. Our Sponsor is not required to make such capital contribution and there is no assurance that our Sponsor will provide any capital infusions in the future.

If we internalize our management functions, we could incur adverse effects on our business and financial condition, including significant costs associated with becoming and being self-managed and the percentage of our units owned by our unitholders could be reduced.

If we seek to list our units on an exchange as a way of providing our unitholders with a liquidity event, we may consider internalizing the functions performed for us by our Advisor. An internalization could take many forms, for example, we may hire our own group of executives and other employees or we may acquire our Advisor or its respective assets including its existing workforce. Any internalization could result in significant payments, including in the form of our units, to the owners of our Advisor as compensation, which could reduce the percentage ownership of our then existing unitholders and concentrate ownership in our Sponsor. Internalizing our management functions may not result in the anticipated benefits to us and our unitholders. For example, we may not realize the perceived benefits because of: (i) the costs of being self-managed; (ii) our inability to effectively integrate a new staff of managers and employees; or (iii) our inability to properly replicate the services provided previously by our Advisor or its affiliates. Additionally, internalization transactions have also, in some cases, been the subject of litigation and even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to make investments or to pay distributions. In connection with any such internalization transaction, a special committee consisting of all or some of our independent managers will be appointed to evaluate the transaction and to determine whether a fairness opinion should be obtained.

We may engage in hedging activity, which could expose us to risks associated with such transactions, including the risk that we may artificially limit the investment income realized by the Company on certain investments.

As of December 31, 2013, we had not engaged in any hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of investments denominated in non-U.S. currencies because the value of those investments is likely to fluctuate as a result of factors not related to currency fluctuations.

Our business plan may require external financing which may expose us to risks associated with leverage.

In order to achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our unitholders. Borrowing money for investments increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of units to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and that we will be unable to meet the other covenants or requirements of the credit agreements. In addition, our ability to pay distributions or incur additional indebtedness may be restricted by our credit agreements. If the value of our assets declines, we may be required to liquidate a portion or our entire investment portfolio and repay a portion or all of our indebtedness at a time when liquidation may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our unitholders. As of December 31, 2013, we had no debt outstanding.

A change in interest rates may adversely affect our profitability and our hedging strategy may expose us to additional risks.

We may use a combination of equity and long-term and short-term borrowings denominated in one or more currencies to finance our lending activities. If we utilize borrowings, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates. In connection with any borrowings, we may decide to enter into interest rate hedging interests. Hedging activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse impact on our business, financial condition and operating results. An increase in interest rates would decrease the value of our investments were we seeking to liquidate our portfolio.

Our investments may be long term and may require several years to realize liquidation events.

When fully invested, we anticipate maintaining an average portfolio duration in excess of two years with regard to our debt investments. As a result, you should not expect liquidity, if any, to occur over the near term. In addition, we expect that any warrants or other return enhancements that we receive when we make loans may require several years to appreciate in value and may not appreciate at all.

Prepayments by our borrowers could adversely impact our operating results, reducing total income and increasing the number of investments the Company will have to execute.

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on our line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elects to prepay amounts owed to us. During 2013, three of our borrowers elected to make such prepayments in the total amount of approximately $1.6 million.

Non-payment by our borrowers would prevent us from realizing expected income and could result in the decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal. If this were to occur, we would fail to realize expected income, possibly resulting in a write-down of the value of under-performing loans as well as our net asset value.

We will allocate substantially all of our fixed-income investment capital to unrated instruments, which may be viewed as highly speculative.

We will likely allocate substantially all of our fixed-income investment capital to unrated instruments. Such instruments may be viewed as highly speculative and the recovery of projected interest and principal payments is reliant on the Advisor’s and sub-advisors’ ability to accurately underwrite and manage our investments.

Terrorist attacks, acts of war or national disasters may affect any market for units, impact the businesses in which we invest, and harm our business, operating results and financial conditions.

Terrorist acts, acts of war or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, civil war, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties in the regions in which we may invest, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our borrowers, and private data exposure.

Small and Medium-Sized Businesses

Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them.

Our strategy includes providing financing to borrowers that typically is not readily available to them. This may make it difficult for the borrowers to repay their loans to us. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects will usually be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. We may at times be subordinated to a senior lender, and, in such situations, our interest in any collateral would likely be subordinate to another lender’s security interest.

Small and medium-sized businesses typically have narrower product offerings and smaller market shares than large businesses.

Because our target borrowers are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, borrowers may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

Small and medium-sized businesses generally have less predictable operating results.

We expect that our borrowers may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

Small and medium-sized businesses are more likely to be dependent on one or two persons.

Typically, the success of a small or medium-sized business depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses.

We expect that our borrowers will have fewer resources than larger businesses and an economic downturn is more likely to have a material adverse effect on them. If one of our borrowers is adversely impacted by an economic downturn, its ability to repay our loan would be diminished.

Small and medium-sized businesses may have limited operating histories.

Borrowers with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

Lack of minimum requirements when lending to small and medium-sized businesses could increase the risk of default.

Although our investment strategy is focused on small and medium-sized businesses meeting certain underwriting criteria, we are not required to invest only in businesses meeting certain minimum asset size, revenue size or profitability standards and the lack of these minimum requirements could create additional risks with respect to our investments, including the risk of default.

Non-U.S. Investments

Our investments in foreign debt and equity instruments may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2013, we have made loans to companies located in Indonesia, Brazil, Peru, Chile and Ecuador. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Non-U.S. investments involve certain legal, geopolitical, investment, repatriation, and transparency risks not typically associated with investing in the U.S.

•	Legal Risk: The legal framework of certain developing countries is rapidly evolving and it is not possible to accurately predict the content or implications of changes in their statutes or regulations. Existing legal frameworks may be unfairly or unevenly enforced, and courts may decline to enforce legal protections covering our investments altogether. The cost and difficulties of litigation in these countries may make enforcement of our rights impractical or impossible. Adverse regulation or legislation may be introduced at any time without prior warning or consultation.

•	Geopolitical Risk: Given that we will invest in developing economies, there is a possibility of nationalization, expropriation, unfavorable regulation, economic, political, or social instability, war, or terrorism which could adversely affect the economies of a given jurisdiction or lead to a material adverse change in the value of our investments in such jurisdiction.

•	Investment & Repatriation Risks: Significant time and/or financial resources may be required to obtain necessary government approval for us to invest under certain circumstances. In addition, we may invest in jurisdictions that become subject to investment restrictions as a result of economic or other sanctions after the time of our investment. Under such circumstances, we may be required to divest of certain investments at a loss.

•	Transparency Risks: Disclosure, accounting, and financial standards in developing economies vary widely and may not be equivalent to those of developed countries. Although our Advisor will use its best efforts to verify information supplied to it and will engage qualified sub-advisors when appropriate, our investments may still be adversely affected by such risks.

A portion of our investments are likely to be denominated in foreign currencies, and we may be exposed to fluctuation in currency exchange rates, which could result in losses.

As of December 31, 2013, all our investments are denominated in US Dollars. In the future, some of our investments are likely to be denominated in a foreign currency and will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but effective hedging instruments may not be available in all cases, or may not be available at economically-feasible pricing or that hedging strategies may not be effective.

Risks Related to our Advisor and its Affiliates:

Our success will be dependent on the performance of our Advisor; however, our Advisor has little operating history and no experience managing a public company, which may hinder our ability to achieve our investment objectives.

TriLinc Advisors was formed in April 2012 and had no operating history at that time. Furthermore, our Advisor had never before acted as an advisor to a public company and has no prior experience complying with regulatory requirements applicable to public companies. Our current management team has no prior direct experience in impact lending. The Advisor and its affiliates are responsible for selecting the sub-advisors. Our current management team has not previously been involved in the selection or supervision of sub-advisors who are private debt impact investors. Although our Advisor retains ultimate responsibility for the performance of services under the Advisory Agreement, it can delegate its responsibilities to one of its affiliates or a third party. If our Advisor or any of its affiliates fail to perform according to our expectations and in accordance with the Advisory Agreement, we could be materially adversely affected.

We are dependent upon our key management personnel and the key management personnel of our Advisor, who will face conflicts of interest relating to time management, and on the continued operations of our Advisor, for our future success.

We have no employees. Our executive officers and the officers and employees of our Advisor and its affiliates may hold similar positions in other affiliated entities and they may from time to time allocate more of their time to service the needs of such entities than they allocate to servicing our needs.

In addition, we have no separate facilities and are completely reliant on our Advisor, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Advisor’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Advisor and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

We may compete with other Sponsor affiliated entities for opportunities to originate or participate in investments, which may have an adverse impact on our operations.

We may compete with other Sponsor affiliated entities, and with other entities that Sponsor affiliated entities may advise or own interests in, whether existing or created in the future, for opportunities to originate or participate in impact investments. The Advisor may face conflicts of interest when evaluating investment opportunities for us and other owned and/or managed by Sponsor affiliated entities and these conflicts of interest may have a negative impact on us.

Sponsor affiliated entities may have, and additional entities (including those that may be advised by Sponsor affiliated entities or in which Sponsor affiliated entities own interests) may be given, priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available.

Our success will be dependent on the performance of our sub-advisors.

Our Advisor employs sub-advisors in its execution of the investment strategy, not all of whom have been identified. Sub-advisors are responsible for locating, performing due diligence and closing on suitable acquisitions based on their access to local markets, local market knowledge for quality deal flow and extensive local private credit experience. However, because the sub-advisors are separate companies from our Advisor, the risk exists that our sub-advisors will be ineffective or materially underperform. In addition, the Sub-Advisory Agreements with the sub-advisors can only be terminated under specific circumstances and they don’t automatically terminate upon the termination of the Advisory Agreement.

We may be unable to find suitable investments through our sub-advisors. Our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of our local sub-advisors in the identification, performance of due diligence on and acquisition of investments, the determination of any financing arrangements, and the management of our projects and assets. If our sub-advisors fail to perform according to our expectations, or if the due diligence conducted by the sub-advisors fails to reveal all material risks of the businesses of our target investments, we could be materially adversely affected.

Our sub-advisors’ failure to identify and make investments that meet our investment criteria or perform their responsibilities under the Sub-Advisory Agreements may adversely affect our ability to realize our investment objectives.

Our ability to achieve our investment objectives will depend, in part, on our sub-advisors’ ability to identify and invest in debt and equity instruments that meet our investment criteria. Accomplishing this result on a cost-effective basis will, in part, be a function of our sub-advisors’ execution of the investment process, their capacity to provide competent and efficient services to us, and, their ability to source attractive investments. Our sub-advisors will have substantial responsibilities under the Sub-Advisory Agreements. Any failure to manage the investment process effectively could have a material adverse effect on our business, financial condition and results of operations.

We will pay substantial compensation to our Advisor, our dealer manager and their respective affiliates, which may be increased during the terms of the Offering or future offerings by our independent managers. The fees we pay in connection with the Offering and the agreements entered into with our Advisor and our dealer manager were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

As of December 31, 2013, we have paid fees totaling $137,167 to our Advisor or its affiliates and $45,975 to our dealer manager or its affiliates. The compensation paid to our Advisor, our dealer manager and their respective affiliates for services they provide us pursuant to the Advisory Agreement and the Dealer Manager Agreement was not determined on an arm’s-length basis. A third party unaffiliated with us may be willing and able to provide certain services to us at a lower price.

In addition, subject to limitations in our operating agreement, the fees, compensation, income, expense reimbursements, interests and other payments payable to our Advisor, our dealer manager and their respective affiliates may increase during our public offering or in the future from those described in our prospectus, if such increase is approved by a majority of our independent managers.

There are significant potential conflicts of interest, which could impact our investment returns.

In the course of our investing activities, we will also pay management and incentive fees to our Advisor and will reimburse our Advisor for certain administrative expenses incurred on behalf of the Company. As a result, our investors will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve by making direct investments. As a result of this arrangement, there may be times when the management team of our Advisor has interests that differ from those of our unitholders, giving rise to a conflict. For example, our Advisor has incentives to recommend that we make investments using borrowings since the asset management fees that we pay to our Advisor will increase if we use borrowings in connection with our investments.

Our subordinated incentive fee may induce our Advisor to make certain investments, including speculative investments.

The management compensation structure that has been implemented under the Advisory Agreement, with our Advisor may cause our Advisor to invest in higher-risk investments or take other risks. In addition to its asset management fee, our Advisor is entitled under the Advisory Agreement to receive subordinated incentive compensation based in part upon our achievement of specified levels of net cash flows. The incentive fee payable by us to our Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable from operations, sales or other sources is determined, which is calculated as a percentage of our net cash flows, may encourage our Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our unitholders, including investors in our public offering.

In evaluating investments and other management strategies, the opportunity to earn subordinated incentive compensation may lead our Advisor to place undue emphasis on the maximization of investment income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher subordinated incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Risks related to Tax Matters:

Tax Treatment as a Partnership

We intend to be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes and not as a corporation. Although we have received an opinion from Greenberg Traurig LLP to the effect that we will be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes, we have not sought a ruling from the Internal Revenue Service, or IRS, on the tax treatment of us or our units. Counsel’s opinion represents only its best legal judgment based upon existing law and, among other things, factual representations provided by our managers. The opinion of counsel has no binding effect on the IRS or any court, and the conclusions reached in the opinion may not be sustained by a court if challenged by the IRS.

If we were taxable as a corporation, the “pass through” treatment of our income and losses would be lost. Instead, we would, among other things, pay income tax on our earnings in the same manner and at the same rate as a corporation, and our losses, if any, would not be deductible by the unitholders. Unitholders would be taxed upon distributions substantially in the manner that corporate shareholders are taxed on dividends.

Avoiding Publicly Traded Partnership Status

No transfer of an interest may be made if it would result in the Company being treated as a publicly traded partnership taxable as a corporation under the Code. We may, without the consent of any unitholder, amend our operating agreement in order to improve, upon advice of counsel, the Company’s position in avoiding such publicly traded partnership status for the Company (and we may impose time-delay and other restrictions on recognizing transfers as necessary to do so). Furthermore, we, upon advice of counsel, may restructure the Company (including the creation or liquidation of subsidiary entities) and/or enter into any agreements that we deem necessary, without the prior approval of the unitholders, if such activities are reasonably determined by us, in our sole discretion, to avoid the Company being characterized as a publicly traded partnership under the Code that is taxable as a corporation.

Taxable Income in Excess of Cash Available for Distribution

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted payment-in-kind arrangements, will be included in income before we receive any corresponding cash payments. We may also be required to include in income certain other amounts that we will not receive in cash. If a borrower defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously reported as investment income will become uncollectible.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty paying investor distributions without resorting, in part or in whole, to borrowings or other sources of capital.

The payment of the distribution fee over time with respect to the Class C units is deemed to be paid from cash distributions that would otherwise be distributable to the Class C unitholders. Accordingly, the holders of Class C units will receive a lower cash distribution to the extent of such Class C unitholder’s obligation to pay such fees. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the Company allocable to the Class C unitholders may, therefore, exceed the amount of cash distributions made to the Class C unitholders.

Risk of Audit and Adjustments

The IRS could challenge certain federal income tax positions taken by us if we are audited. Any adjustment to our return resulting from an audit by the IRS would result in adjustments to tax returns of our unitholders and might result in an examination of items in such returns unrelated to their investment in the units or an examination of tax returns for prior or later years. Moreover, we and our unitholders could incur substantial legal and accounting costs in contesting any IRS challenge, regardless of the outcome. Our management generally will have the authority and power to act for, and bind the Company in connection with, any such audit or adjustment for administrative or judicial proceedings in connection therewith.

No Rulings

We will not seek rulings from the IRS with respect to any of the federal income tax considerations. Thus, positions to be taken by the IRS as to tax consequences could differ from positions taken by us.

Possible Legislative or Other Developments

All statements contained in this Form 10-K concerning the expected federal income tax consequences of any investment in the Company are based upon existing law and the interpretations thereof. The income tax treatment of an investment in the Company may be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the unitholders.

Reportable Transactions

Under regulations promulgated by the U.S. Treasury Department regulations, the activities of the Company may create one or more “reportable transactions,” requiring the Company and each unitholder, respectively, to file information returns with the IRS. We will give notice to all unitholders of any reportable transaction of which we become aware in the annual tax information provided to unitholders in order to file their tax returns.

Filings and Information Returns

We will use reasonable commercial efforts to cause all tax filings to be made in a timely manner (taking permitted extensions into account); however, investment in the Company may require the filing of tax return extensions. Unitholders may have to obtain one or more tax filing extensions if the Company does not deliver Schedule K-1 by the due date of the unitholders’ returns. Although our management will attempt to cause the Company to provide unitholders with estimated annual federal tax information prior to March 15th as long as the Company’s taxable year is the calendar year, the Company may not obtain annual federal tax information from all borrowers by such date and tax return extensions may be required to be filed by unitholders. Moreover, although estimates will be provided to the unitholders by the Company in good faith based on the information obtained from the borrowers, such estimates may be different from the actual final tax information and such differences could be significant, resulting in interest and penalties to the unitholders due to underpayment of taxes or loss of use of funds for an extended period of time due to overpayment of taxes. Furthermore, the Company’s activities may require unitholders to file in multiple jurisdictions if composite state returns are not filed by the Company. We may file composite state tax returns for the benefit of unitholders that elect to participate in the filing of such returns.

Unrelated Business Taxable Income

Tax-exempt investors (such as an employee pension benefit plan or an IRA) may have Unrelated Business Taxable Income, or UBTI, from investments that are made by us. We expect to borrow funds on a limited basis, which can lead to the generation of UBTI. We may also receive income from services rendered in connection with making loans, which is likely to constitute UBTI. We may acquire investments that generate UBTI and unitholders can expect some or all of their profits from the Company to be UBTI. Although we have attempted to structure our investments so as to avoid generating UBTI, there is no assurance that UBTI will not be generated from our investments. The Company will not be liable to tax-exempt investors for the recognition of UBTI.

Foreign Income Taxes

We have and may continue to conduct our activities in foreign jurisdictions and, in conjunction therewith, we have formed three subsidiaries to conduct such activities and we may form additional subsidiaries. The conduct of activities in foreign jurisdictions (whether or not foreign subsidiaries are formed to conduct such activities) may result in the Company or its subsidiaries being subject to tax in such foreign jurisdictions. Taxes paid by the Company in such foreign jurisdictions will reduce the cash available for distribution to the unitholders. However, because we are taxable as a partnership for U.S. Federal income tax purposes, certain foreign income taxes paid by the Company may generate a foreign tax credit that will be allocated to each unitholder, which may be used to reduce, on a dollar-for-dollar basis, the tax liability of such unitholder.

Effectively Connected Income, FIRPTA, and State Tax Withholding

We may generate income that is “effectively connected” with a U.S. trade or business, and, if so, a foreign unitholder will generally be required to file an annual federal income tax return. A 35% federal withholding tax generally will be imposed on a foreign unitholder’s allocable share of such effectively connected income (whether or not such income is distributed). There also may be state or local tax withholding. Foreign investors will also be subject to the provisions of the Foreign Investment in Real Property Tax Act of 1980, as amended, which generally treats any gain or loss of a foreign person that is realized in connection with the (actual or constructive) disposition of a “U.S. real property interest” as gain or loss effectively connected with a trade or business engaged in by the taxpayer in the U.S. A 30% U.S. “branch profits tax” will generally apply to an investment in the Company by foreign unitholders that are corporations.

Risks related to the Investment Company Act:

We are not registered as an investment company under the Investment Company Act and, therefore, we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

The Company and our subsidiaries will conduct our businesses so that none of such entities are required to register as “investment companies” under the Investment Company Act. Although we could modify our business methods at any time, at the present time we expect that the focus of our activities will involve investments in fixed-income assets and other loans of the nature described earlier.

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements including, but not limited to:

•	limitations on the capital structure of the entity;

•	restrictions on certain investments;

•	prohibitions on transactions and restrictions on fees with affiliated entities; and

•	public reporting disclosures, record keeping, voting procedures, proxy disclosures, board operations and similar corporate governance rules and regulations.

These and other requirements are intended to provide benefits and/or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, you will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect or intend to register as an investment company under the Investment Company Act.

Whether a company is an investment company can involve analysis of complex laws, regulations and SEC staff interpretations. We intend to conduct the Company’s operations so as not to become subject to regulation as an investment company under the Investment Company Act. So long as the Company conducts its businesses directly and through its wholly-owned or majority-owned subsidiaries that are not investment companies and none of the Company and the wholly-owned or majority-owned subsidiaries hold themselves out as being engaged primarily in the business of investing in securities, the Company should not have to register. The securities issued by any subsidiary that is excepted from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other “investment securities” (as used in the Investment Company Act) its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). In other words, even if some interests in other entities were deemed to be investment securities, so long as such investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no other exemption from registration was available, then that entity might be required to register as an investment company.

We do not expect that we or any of our majority- or wholly-owned subsidiaries will be an investment company, and in particular, we will seek to assure that holdings of investment securities in the Company will not exceed 40% of the total assets of that entity as calculated under the Investment Company Act. In order to operate in compliance with that standard, we may be required to conduct our business in a manner that takes account of these provisions. In order for us to so comply, we or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the 40% test. In addition, we may also have to forgo opportunities to acquire certain assets or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the 40% test. For example, these restrictions will limit our ability to invest directly in certain types of assets, such as in securities that represent less than 50% of the voting securities (as used in the Investment Company Act) of the issuer thereof.

If the Company or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon one of the exemptions from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(A) or Section 3(c)(5)(B) of the Investment Company Act. The exemption pursuant to Section 3(c)(5)(A) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services” (which we refer to as the 3(c)(5)(A) exemption), while the exemption pursuant to Section 3(c)(5)(B) is available for entities “primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services” (which we refer to as the 3(c)(5)(B) exemption). Each of the 3(c)(5)(A) exemption and the 3(c)(5)(B) exemption generally requires that at least 55% of the assets of a subsidiary relying on such exemption be invested in eligible loans and receivables. To qualify for either of the foregoing exemptions, the subsidiary would be required to comply with interpretations issued by the staff of the SEC that govern the respective activities.

In addition to the exceptions discussed above, we and/or our subsidiaries may rely upon other exceptions and exemptions, including the exemptions provided by Section 3(c)(6) of the Investment Company Act (which exempts, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the 3(c)(5)(A) exemption and/or the 3(c)(5)(B) exemption discussed above) from the definition of an investment company and the registration requirements under the Investment Company Act.

The laws and regulations governing the Investment Company Act status of entities like the Company and our subsidiaries, including actions by the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, may change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exceptions discussed above or other exemptions from the definition of an investment company under the Investment Company Act upon which we may rely, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

If the Company or any of our subsidiaries is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce your investment return or impair our ability to conduct our business as planned.

If we become an investment company or are otherwise required to register as such, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would likely require us to incur the expense of holding a unitholder meeting to vote on such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks related to ERISA:

If our assets are deemed to be Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets will not be treated as plan assets because our units should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of our units, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, our unitholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on our unitholders’ investment and our performance.

Risks Relating to Investing in our Units:

The units sold in the Offering will not be listed on an exchange for the foreseeable future, if ever. Therefore, if our unitholders purchase units in the Offering, it will be difficult for them to sell their units and, if they are able to sell their units, they will likely sell them at a substantial discount.

The units offered by us in the Offering are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, our unitholders should not rely on our unit repurchase program as a method to sell units promptly because our unit repurchase program includes numerous restrictions that limit the unitholders’ ability to sell our units to us, and our board of managers may amend, suspend or terminate our unit repurchase program at any time. In particular, the unit repurchase program provides that we may make repurchase offers only if our unitholders have held our units for a minimum of one year, we have sufficient funds available for repurchase and to the extent the total number of units for which repurchase is requested in any 12 month period does not exceed 5% of our weighted average number of outstanding units as of the same date in the prior 12 month period. Therefore, it will be difficult for our unitholders to sell their units promptly or at all. If our unitholders are able to sell their units, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell units to someone in those states. The units should be purchased as a long-term investment only.

In the future, our board of managers may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) dissolution and winding up distribution of our assets; (2) merger or sale of all or substantially all of our assets; or (3) the listing of units on a national securities exchange. If we do not consummate a liquidity event within five years from the termination of the offering stage, we will be required to commence an orderly liquidation of the assets unless a majority of our board, including a majority of the independent managers, determines that liquidation is not in the best interests of our unitholders. Under such circumstances the commencement of an orderly liquidation will be postponed for one year. Further postponement of the liquidity event would only be permitted if a majority of our board, including a majority of independent managers, again determined that liquidation would not be in the best interest of our unitholders and our board must make a determination in this manner during each successive year until a liquidity event has occurred. If we at any time choose to seek but then fail to obtain unitholders’ approval of our liquidation, our operating agreement would not require us to consummate a liquidity event or liquidate and would not require our board to revisit the issue of liquidation, and we could continue to operate as before.

We may be unable to liquidate all assets. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, our units may continue to be illiquid and our unitholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.

We established the initial offering prices for our classes of units on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

The initial prices of our units were established on an arbitrary basis and are not based on the amount or nature of our assets, the market value of our assets, or our book value. Even after we have commenced quarterly valuations of our assets, the price of our units may not be indicative of the price at which such units would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a unitholder would receive if we were liquidated or dissolved. In addition, our board of managers may determine the fair value of our assets based upon internal valuation assessments and not independent valuation assessments, which may be materially different. Future offering prices will take into consideration other factors such as selling costs and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.

Based on the Company’s net asset value of $13,365,263 as of December 31, 2013, our board of managers has determined that no change to the offering price of our units is required and, as of the date of this report, we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $51,034 in the quarter ended December 31, 2013 or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Because this is a blind pool offering, our unitholders will not have the opportunity to evaluate our investments before we make them, which makes investment in our units more speculative.

Our investments will be selected by our sub-advisors and reviewed by our Advisor and our unitholders will not have input into such investment decisions, so our unitholders will have to rely entirely on the ability of our Advisor and sub-advisors to select suitable and successful investment opportunities. Both of these factors will increase the uncertainty, and thus the risk, of investing in units.

The offering prices will change on a quarterly basis and investors may not know the offering price when they submit their subscriptions.

The offering prices for our classes of units may change on a quarterly basis and investors will need to determine the price by checking our website at www.trilincglobalimpactfund.com or reading a supplement to our prospectus. In addition, if there are issues processing subscriptions, the offering price may change prior to the acceptance of subscriptions.

Our dealer manager has limited experience in public offerings, which may affect the amount of funds it raises in the Offering and our ability to achieve our investment objectives.

Our dealer manager, SC Distributors, LLC, was formed in March 2009 and has limited experience conducting public offerings. This lack of experience may affect the way in which our dealer manager conducts our public offering. In addition, because this is a “best efforts” offering, we may not raise proceeds in the Offering sufficient to meet our investment objectives. The success of the Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to enter into selling agreements with a network of licensed participating brokers-dealers. If our dealer manager failed to perform for any reason, it could significantly impact the success of this offering and, likewise the success of our operations. There is no way to predict how many units will be sold and we may not be able to sell a sufficient number of units to allow us to have adequate funds to purchase a diversified portfolio of investments. As a result, we may be unable to achieve our investment objectives, and our unitholders could lose some or all of the value of their investment.

We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in the timeframe contemplated by our prospectus.

Delays in investing the net proceeds from the Offering may impair our performance. We may be unable to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. As of December 31, 2013 we had approximately $6.7 million in cash.

We expect to invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds to invest in assets meeting our investment objectives. The income we earn on these temporary investments is not substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with the Offering and distributions. Therefore, delays in investing proceeds we raise from the Offering could impact our ability to generate cash flow for distributions.

Our unitholders will experience substantial dilution in the net tangible book value of their units equal to the offering costs associated with their units.

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of the Offering associated with the sale of units. This means that the investors who purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. The costs of the Offering are currently unknown and cannot be precisely estimated at this time.

Because of all the risks described in this section, investing in units may involve an above average degree of risk.

Because of all the risks described in this section, the investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments may be highly risky and aggressive, and therefore, an investment in units may not be suitable for someone with lower risk tolerance.

We do not, and do not expect to, have research analysts reviewing our performance.

We do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, our unitholders will not have an independent review of our performance and the value of our units relative to publicly traded companies.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our units less attractive to investors.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates. As of December 31, 2013, there are no new or revised accounting standards that we have not adopted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or lease any properties. Our administrative and principal executive offices, which are located at 1230 Rosecrans Avenue, Suite 605, Manhattan Beach, CA 90266, are leased by our Sponsor.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our units.

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we are offering on a continuous basis up to $1,500,000,000 in units of our limited liability company interest, consisting of up to $1,250,000,000 of units in our Primary Offering and up to $250,000,000 of units pursuant to the Distribution Reinvestment Plan. The unit classes have different selling commissions and dealer manager fees and there is an ongoing distribution fee with respect to Class C units. We are offering to sell any combination of Class A, Class C and Class I units with a dollar value up to the maximum offering amount. We reserve the right to reallocate the units between Class A, Class C and Class I and between the Primary Offering and the Distribution Reinvestment Plan.

We are offering our units on a continuous basis at an initial price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. We determine our net asset value on a quarterly basis. If our net asset value increases above or decreases below our net proceeds per unit, we will adjust the offering prices of units to ensure that after the effective date of the new offering prices no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of the most recent valuation date.

Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of Duff & Phelps, LLC as to the reasonableness of our internal estimates of fair value of selected loans, and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation.

Based on the Company’s net asset value of $13,365,263 as of December 31, 2013, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our estimated net asset value was determined in accordance with the procedures set forth above. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $51,034 in the quarter ended December 31, 2013 or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

As of March 25, 2014, there were 778,862.926 Class A units outstanding held of record by 47 persons, 76,560.836 Class C units outstanding held of record by 22 persons, and 1,533,556.366 Class I Unis outstanding held of record by 188 persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

Distributions

We pay distributions pursuant to the terms of our operating agreement on a monthly basis when declared by our board of managers. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will continue to make distributions at a specific rate or at all. Generally, our policy is to pay distributions from cash flow from operations. However, our organizational documents permit us to pay distributions from any source, including borrowings and offering proceeds, provided, however, that no funds will be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. We have not established a cap on the use of offering proceeds to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for investments and your overall return will be reduced. During the quarter ended December 31, 2013, we paid cash distributions in excess of our net investment income for that quarter in the amount of $51,034.

Distributions will be made on all classes of our units at the same time. The cash distributions with respect to the Class C units will be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the unitholders in such class in proportion to their units. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the Company allocable to the Class C unitholders may, therefore, exceed the amount of cash distributions made to the Class C unitholders.

Starting in July 2013, the Company has paid monthly distributions for all classes of units. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee for Class C Units). For the year ended December 31, 2013, $216,380 of these distributions were paid in cash and $50,262 were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
Months ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
July 31, 2013	$0.05366	$857	$18,547	$19,404	$857	$—
August 31, 2013	$0.05366	22,932	1,452	24,384	22,932	—
September 30, 2013	$0.05192	22,892	1,771	24,663	22,892	—
October 31, 2013	$0.05366	47,409	6,287	53,696	47,409	—
November 30, 2013	$0.05192	57,275	9,370	66,645	57,275	—
December 31, 2013	$0.05366	65,015	12,835	77,850	13,981	51,034

Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034

January 31, 2014	$0.05366	71,183	21,091	92,274	$71,183	$—
February 28, 2014	$0.04846	83,752	19,925	103,677	83,752	—

(1)	Capital contribution from our Sponsor

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 30, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1,500,000,000 in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and is currently expected to terminate on or before February 24, 2015, unless extended by our board of managers.

Through SC Distributors, LLC, the dealer manager for the Offering, we are offering to the public on a best efforts basis up to $1,250,000,000 of units, consisting of Class A units at $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit.

We are also offering up to $250,000,000 of units to be issued pursuant to our Distribution Reinvestment Plan. Units issued under the Distribution Reinvestment Plan are offered at a price equal to the then current offering price per unit less the sales fees associated with that class of units in the Primary Offering. The units being offered can be reallocated among the different classes and between the Primary Offering and the Distribution Reinvestment Plan.

As of December 31, 2013, we had received subscriptions for and issued 1,559,136.769 of our units, including 5,569.249 units issued under our Distribution Reinvestment Plan, for gross proceeds of $14,117,186, including $50,262 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $17,347 and selling commissions of $28,628, for net proceeds of $14,071,211). From the net offering proceeds, we paid and accrued a total of $705,946 towards reimbursement to our Sponsor for our organization and offering costs. With net offering proceeds, we financed a total of $8,162,158 in senior secured trade claim, secured mezzanine term loan, and senior secured term loan transactions.

As of December 31, 2013, approximately $4.3 million remained payable to our Sponsor for costs related to our organization and offering.

Unit Repurchase Program

Beginning July 2014, we intend to commence a unit repurchase program pursuant to which we will conduct quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us at a price equal to the then current offering price less the sales fees associated with that class of units. Our unit repurchase program will include numerous restrictions, including a one-year holding period, that limit your ability to sell your units. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our distribution reinvestment plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which our unitholders may elect to have the full amount of their cash distributions from us reinvested in additional units of the same class. Units under our distribution reinvestment plan are currently offered at a price equal to $9.025 per unit of each class, which equals to our current offering price per unit of each class less the sales fees associated with such class of units in the Primary Offering. No selling commissions or dealer manager fees will be paid on units sold under our distribution reinvestment plan. The distribution fee is payable with respect to all Class C units, including Class C units issued under our distribution reinvestment plan. We may amend, suspend or terminate the distribution reinvestment plan at our discretion.

For the period from June 12, 2013 through December 31, 2013, we issued 5,569.249 units totaling $50,262 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual report. We were formed on April 30, 2012 (Inception) and did not commence operations until June 11, 2013.

	At and for the Year ended December 31, 2013	Period from April 30, 2012 (inception) to December 31, 2012
Consolidated Statement of Operations Data:
Total investment income	$246,730	$126
Management fees (1)	93,146	—
Incentive fees (1)	34,001	—
Total net expenses	30,991	264
Net investment income (loss)	215,739	(138)
Net increase (decrease) in net assets resulting from operations	215,739	(138)
Consolidated Per unit Data:
Net asset value per unit at year end	$8.572	$9.019
Net investment income	0.47	(0.01)
Net increase in net assets resulting from operations	0.47	(0.01)
Distributions paid	0.58	—
Consolidated Balance Sheet Data:
Total investment at fair value	$6,547,061	$—
Cash	6,666,659	200,114
Total assets	13,461,818	200,114
Total liabilities	96,555	252
Total net assets	13,365,263	199,862
Other Data:
Weighted average annual yield on investments (2)	11.2%	N/A
Number of portfolio companies at year end	5	—

(1)	Our Sponsor reimbursed us for a portion of these fees under the Amended Operating Expense Responsibility Agreement.
(2)	The weighted average yield is based in on the current cost of our investments.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Overview

We make impact investments in SMEs that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We were organized as a Delaware limited liability company on April 30, 2012. We have and intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940. We have and intend to continue to use the proceeds raised from the issuance of units to invest in SME through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, loan participations, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. We anticipate that a substantial portion of our assets will consist of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns and income generation. We are externally managed and advised by TriLinc Advisors.

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. We will typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we will support both economic growth and the expansion of the global middle class.

Since we anticipate that the majority of our assets will continue to consist of term loans and trade finance instruments, we expect that the majority of our revenue will be generated in the form of interest. We will also generate cash flow from capital repayments from investments and revenue from acquisition fees and expenses paid by borrowers in connection with the origination of loans.

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we are offering on a continuous basis up to $1,500,000,000 in units of our limited liability company interest, consisting of up to $1,250,000,000 of units in the Primary Offering consisting of Class A units at an initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, and up to $250,000,000 of units pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or February 25, 2015, unless extended.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of December 31, 2013, we had received subscriptions for and issued 1,559,136.769 of our units, including 5,569.249 units issued under our Distribution Reinvestment Plan, for gross proceeds of $14,117,186, including $50,262 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $17,347 and selling commissions of $28,628, for net proceeds of $14,071,211).

Critical Accounting Policies and Use of Estimates

The following discussion addresses the initial accounting policies that we utilize based on our current expectations of our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. In addition to the discussion below, we also describe our critical accounting policies in the notes to our financial statements.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans for accounting purposes if we have reason to doubt our ability to collect such interest. We record prepayment premiums on loans and debt securities as interest income on a straight line basis, which we have determined not be materially different from the effective yield method.

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

Structuring and similar fees are recorded as a discount on investments purchased and are accreted into income, on a straight line basis, which we have determined not to be materially different from the effective yield method. Structuring and similar fees are included in interest income.

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

Organization Expenses

Organization expenses, together with offering expenses, are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

Offering Expenses

Offering expenses, which consist of fees paid in relation to items such as legal, accounting, regulatory and printing work incurred related to our offering, are charged directly against the proceeds of the offering. Offering expenses, together with organization expenses, are reimbursable to the Sponsor up to the O&O Reimbursement Limit and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

We may reimburse our dealer manager for certain expenses that are deemed underwriting compensation. Assuming an aggregate selling commission and a dealer manager fee of 9.75% of the gross offering proceeds (which assumes all offering proceeds come from Class A units), we would reimburse the dealer manager in an amount up to 0.25% of the gross offering proceeds. In the event the aggregate selling commission and dealer manager fees are less than 9.75% of the gross offering proceeds (which will be the case, for example, if any offering proceeds come from the sale of any Class C or Class I units), we would reimburse the dealer manager for expenses in an amount greater than 0.25% of the gross offering proceeds, provided that we will not pay or reimburse any of the foregoing costs to the extent such payment would cause total underwriting compensation to exceed 10.0% of the gross proceeds of the primary offering as of the termination of the offering, as required by the rules of FINRA.

Expense Responsibility Agreement

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through December 31, 2013 and will additionally pay the accrued operating expenses of the Company as of December 31, 2013 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and therefore have not been recorded as expenses of the Company as of December 31, 2013. In accordance with ASC 450, Contingencies such expenses will be accrued and payable by the Company in the period, that they become both probable and estimable.

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

Value Determinations in Connection with this Offering

We are offering our units on a continuous basis at an offering price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

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

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates. There are no new or revised accounting standards that we have not adopted.

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 is effective on January 1, 2014, and is not expected to have a material effect on the Company’s consolidated financial statements.

Portfolio and Investment Activity

During the year ended December 31, 2013, we invested, either through direct loans or loans participation, $8,162,158 across 7 portfolio companies. The new investments consisted of senior secured term loans, secured mezzanine term loans, and senior secured trade finance. Additionally, we received proceeds from repayment of investment principal of $1,643,099.

At December 31, 2013, our portfolio included 5 companies and was comprised of $2,952,836 or 45.1% in secured mezzanine loans, $3,000,000 or 45.8% in senior secured term loans participations, and $594,225 or 9.1% in senior secured trade finance participation. Our largest loan by value was $2,952,836 or 45.1% of total investments. Our 2 largest loans by value comprised 83.3% of our portfolio at December 31, 2013. Participation in loans amounted to $3,594,225 or 54.9% and direct loans amounted to $2,952,836 or 45.1% of our total portfolio at December 31, 2013.

The weighted average yield of our secured mezzanine term loans, senior secured term loans, and senior secured trade finance at their current cost basis were 14.5%, 12.5% and 9.1%, respectively at December 31, 2013.

Results of Operations

Revenues. Interest income for the year ended December 31, 2013 totaled $246,730. Interest income from loan participations and direct loans amounted to $89,670 and $129,000, respectively. Interest income also included $28,002 in amortization of upfront fees paid on our secured mezzanine term loan position and $58 of interest earned on our cash balances. For the period from April 30, 2012 (inception) to December 31, 2012, interest income was $126 since we had not yet commenced operations.

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

Expenses. For the year ended December 31, 2013, the management fee amounted to $93,146. Our Advisor earned an incentive fee of $44,021 during the same period. $10,020 of the incentive fee earned by the Advisor was paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement. In addition, the Sponsor made an expenses support payment to the Company in the aggregate amount of $96,156 under the Amended and Restated Operating Expense Responsibility Agreement for management fee of $66,726 and incentive fee of $29,430 earned by the Advisor during the quarter ended December 31, 2013.

During the year ended December 31, 2013, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor agreed to pay a total of approximately $1,784,600 of operating expenses on behalf of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds. Going forward, we expect our primary expenses to be the payment of asset management fees and the reimbursement of expenses under our Advisory Agreement with the Advisor. We will bear other expenses, which are expected to include, among other things:

•	organization and offering expenses relating to offerings of units, subject to limitations included in our Advisory Agreement;

•	the cost of calculating our net asset value, including the related fees and cost of retaining Duff & Phelps, LLC and any other third-party valuation services;

•	the cost of effecting sales and repurchases of units;

•	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

•	fees payable to our Advisor;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	independent manager fees and expenses, including travel expenses;

•	costs of board meetings, unitholders’ reports and notices and any proxy statements;

•	costs of fidelity bonds, managers and officers errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with the collection, monitoring, reporting of the non-financial impact of our investments, including expenses associated with third party external assurance of our impact data;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

•	all other expenses incurred by us or the Advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our Advisor in performing certain of its obligations under the Advisory Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized or unrealized gains or losses for the year ended December 31, 2013.

Changes in Net Assets from Operations. For the year ended December 31, 2013, we recorded a net increase in net assets resulting from operations of $215,739.

For the period from April 20, 2012 (Inception) to December 31, 2012, our results from operations and changes in net assets were negligible.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2013, we had $6.7 million in cash. In the future, we will generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments, and from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. We will sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

Based on the valuation with respect to the quarter ended December 31, 2013, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. In June 2013, the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000. As of December 31, 2013, the Company had sold approximately 1.56 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $14 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of December 31, 2013, we had not debt outstanding and no available sources of debt financing.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein as all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. On February 25, 2013, we entered into the Advisory Agreement with the Advisor. The Advisory Agreement was effective as of February 25, 2013, the date that the Company’s registration statement was declared effective by the SEC. In February 2014, we entered into an Amended and Restated Advisory Agreement with the Advisor to renew our arrangement with the Advisor for an additional year. The Advisor will serve as our advisor in accordance with the terms of our Amended and Restated Advisory Agreement. Payments under our Amended and Restated Advisory Agreement in each reporting period will consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

We also had unfunded commitments to two trade finance borrowers of $3.4 million as of December 31, 2013. These commitments expire in September and October 2014. Our secured mezzanine term loan borrower, with an outstanding balance of $3 million as of December 31, 2013, has the option, based upon Company approval, to extend the maturity of the loan for 3 years in 12-month increments. Each extension requires the secured mezzanine term loan borrower to meet the extension criteria in the loan agreement and pay a fee of 2.5% of the loan balance at the time of extension.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company will reimburse organization and offering expenses to the Sponsor to the extent that such reimbursement does not exceed 5.0% of the gross offering proceeds raised from the offering. As of December 31, 2013, the total amount that would be due to be reimbursed to the Sponsor is approximately $4.3 million. Pursuant to the terms of an Amended and Restated Operating Expense Responsibility Agreement between the Company and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2013 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $1.8 million through December 31, 2013.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions with respect to the Class C units will be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2013 we have paid a total of $266,643 in distributions, comprised of $216,381 paid in cash and $50,262 reinvested under our Distribution Reinvestment Plan.

Legal Proceedings

The Company is not party to any legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2013, except as discussed below.

Distributions

On January 28, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2014. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On February 3, 2014, these distributions were paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On February 24, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2014. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On March 3, 2014, these distributions were paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On March 25, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2014. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 3, 2014.

Status of the Offering

Subsequent to December 31, 2013 through March 25, 2014, the Company sold approximately 829,843 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan ) for approximately $7,489,000 in gross proceeds. As of March 25, 2014, the Company had received $21.6 million in total gross offering proceeds through the issuance of approximately 2.4 million total units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Based on the Company’s net asset value of $13,365,263 as of December 31, 2013, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $51,034 in the quarter ended December 31, 2013 or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

Subsequent to December 31, 2014 through March 25, 2014, the Company funded approximately $5.1 million in new loans.

Agreements

In February 2014, we entered into an Amended and Restated Advisory Agreement with the Advisor to renew our arrangement with the Advisor for an additional year.

On March 5, 2014 we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the term of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2013, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We had no outstanding debt as of December 31, 2013.

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

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2013. These investments maturities reflect contractual maturity dates. See note 4 to our consolidated financial statements for additional information regarding our investments.

	Future Principal Payments and Interest Rates by the Investments Contractual Year of Maturity
	2014	2015	2016	Thereafter	Total	Fair Value (a)
Fixed rate investments	$3,650,000	$1,200,000	$1,150,000	$—	$6,000,000	$5,952,836

Weighted Average Interest rate (b)	10.46%	12.54%	12.52%	—	11.28%

Variable rate investments	$594,225	$—	$—	$—	$594,225	$594,225

Weighted Average Interest rate	10.28%	—	—	—	10.28%

(a)	Fair value as reported in our consolidated financial statements
(b)	Weighted average rate is based on the investments stated rate

ITEM 8. FINANCIAL STATEMENTS

See the Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Board of Managers

We operate under the direction of our board of managers, whose members are accountable to us and to our unitholders as fiduciaries. The board is responsible for the direction and control of our affairs. The board has engaged our Advisor to manage our day-to-day affairs and our portfolio of investment assets, subject to the board’s supervision. Because of the conflicts of interests created by the relationships between us and our Advisor and its affiliates, certain of the responsibilities of the board have been delegated to a committee comprised exclusively of independent managers.

We currently have five managers on our board of managers, three of whom are independent of us, our Advisor, our Sponsor and our respective affiliates. Our full board of managers has determined that each of our independent managers is independent in accordance with our operating agreement. Our operating agreement defines an “independent manager” as a person who has not been, directly or indirectly associated with our Sponsor or the Advisor within previous two years by virtue of:

•	ownership interests in our Sponsor, our Advisor or any of their affiliates, other than any compensation received for being a manager or director as permitted below;

•	employment by our Sponsor, our Advisor or any of their affiliates;

•	service as an officer, director or manager of our Sponsor, our Advisor or any of their affiliates, other than as a manager or director for us and up to two other funds organized by our Sponsor or advised by our Advisor with securities registered under the federal securities laws;

•	performance of services, other than as our manager; or

•	maintenance of a material business or professional relationship with our Sponsor, our Advisor or any of their affiliates.

We refer to our managers who are not independent as our “affiliated managers.” Our operating agreement sets forth the material business or professional relationships that cause a person to be affiliated with us and therefore not eligible to serve as an independent manager. A business or professional relationship is per se material if the prospective independent manager received more than five percent of his annual gross income in the last two years from our Sponsor, our Advisor or any affiliate of our Sponsor or our Advisor, or if more than five percent of his net worth, on a fair market value basis, has come from our Sponsor, our Advisor or any affiliate of our Sponsor or our Advisor.

The board of managers may increase the number of managers and fill any vacancy on the board of managers, whether resulting from an increase in the number of managers or otherwise. Any vacancies on our board of managers may be filled only by the affirmative vote of a majority of the remaining managers in office, even if the remaining managers do not constitute a quorum. Any replacements for vacancies among the independent managers will be nominated by the remaining independent managers. In addition, our unitholders, by a majority vote, may remove a manager and elect a new manager.

Our managers are accountable to us and to our unitholders as fiduciaries. This means that each manager must perform his or her duties in good faith and in a manner that each manager considers to be in our best interest and in the best interests of the unitholders. Our managers have a fiduciary responsibility for the safekeeping and use of all funds and assets of the Company and will not employ or permit another to employ such funds or assets in any manner except for the exclusive benefit of the Company. Further, our managers must act with such care as a prudent person in a similar situation would use under similar circumstances, including exercising reasonable inquiry when acting. However, our managers are not required to devote all of their time to our business and must devote only that portion of their time to our business as the reasonable execution of the duties shall require. We do not expect that our managers will be required to devote a significant portion of their time to us in discharging their duties.

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2013, the board of managers held 10 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	52	Chairman of our Board of Managers and Chief Executive Officer
Mark Torline	57	President and Manager
Paul Sanford	38	Chief Investment Officer
Brent L. VanNorman	53	Chief Operating Officer and Interim Chief Financial Officer
Terry Otton	60	Independent Manager
Cynthia Hostetler	51	Independent Manager
R. Michael Barth	64	Independent Manager

Gloria S. Nelund, Chairman and Chief Executive Officer

Gloria S. Nelund has served as our Chairman and Chief Executive Officer since our formation in April 2012. In addition, she has served as the Chairman and Chief Executive Officer and Chief Compliance Officer of our Advisor since its formation in April 2012 and as the Chairman and Chief Executive Officer of our Sponsor since its formation in August 2008. From October 2006 until August 2008, Ms. Nelund served as the President and founder of Titus Development Group, LLC, a consulting firm focusing on strategy development, business planning and launch for start-up companies, as well as growth planning for small to mid-sized firms. Prior to founding Titus Development, LLC, Ms. Nelund spent her career as a high level executive in the international Asset Management Industry. Most recently, Ms. Nelund served as Head of the U.S. Private Wealth Management Division at Deutsche Bank, the world’s fifth largest financial institution. In this capacity, Ms. Nelund held fiduciary responsibility for more than $50 billion in investment assets, including more than $20 billion in emerging markets and credit instruments. In addition to this role, Ms. Nelund served as the only female member of the Global Private Wealth Management Executive Committee. Ms. Nelund had served as the Managing Director of Scudder Kemper Investments, prior to its purchase by Deutsche Bank.

Prior to her tenure at Deutsche Bank, Ms. Nelund spent sixteen years as an executive at Bank of America / Security Pacific Bank, most notably as President and CEO of BofA Capital Management, Inc., an investment management subsidiary managing $35 billion in assets for both retail and institutional investors. In addition to managing fixed-income and equity mutual funds in both the U.S. and internationally, Ms. Nelund’s division was responsible for managing assets on behalf of public funds, common trust funds and corporate funds. Ms. Nelund also spent five years as Manager of Worldwide Sales and Marketing of BofA Global Asset Management and three years as CEO of InterCash Capital Advisors, Inc., a $15 billion investment management subsidiary of Security Pacific Bank.

Ms. Nelund has been a pioneer in the development of Social Impact products for institutional and high net worth investors. While at Scudder, she supported the development and growth of one of the industry’s first socially responsible investment (SRI) products. In addition, Ms. Nelund was instrumental in making Deutsche Bank a major institutional supporter of microcredit, creating multiple programs for Private Wealth Management clients.

Ms. Nelund brings to us more than 30 years of experience in executive management of financial institutions, as well as deep expertise in the creation, sale and distribution of financial products within the wealth management community.

In addition to her activities with TriLinc, Ms. Nelund acts as Chairman of the Board for RS Investments, a mutual fund complex with more than $20 billion in assets under management. She is also a life-long supporter of development-oriented philanthropic causes. While at Deutsche Bank, Ms. Nelund served on the Board of the Deutsche Bank Americas Community Development Group, with responsibility for providing loans, investments and grants to targeted organizations throughout the U.S. and Latin America. She has also volunteered as a teacher of at-risk youth in the Los Angeles Unified School District and the YMCA of Los Angeles. Ms. Nelund currently sits on the board of multiple not-for-profit organizations and actively supports entrepreneurship research and education. She is an active speaker and guest lecturer on Impact Investing at conferences and several top business schools, including Wheaton, Kellogg and the Massachusetts Institute of Technology. Ms. Nelund attended the University of Dayton in Dayton, Ohio as a Business and Economics major, and she is a graduate of the University of Virginia Colgate Darden Graduate School’s Sales and Marketing Executives Program.

We believe that Ms. Nelund’s qualifications to serve as Chairman of our board of managers include her over 30 years of experience in the international asset management industry, including significant experience serving as CEO of multiple investment institutions. In addition, her experience as a pioneer in the development of social impact products for institutional and high net worth investors affords her a unique perspective on the evolving world of impact investing and these insights will be valuable to us.

Mark Torline, Manager, President

Mark Torline has served as our President and as a member of our board since our formation in April 2012. In addition, Mr. Torline has served as the President of our Advisor since its formation in April 2012 and as the President of our Sponsor since July 2011. Mr. Torline has extensive experience in the financial services, fixed income asset management and capital markets industries, as well as significant successful entrepreneurial experience. From June 2008 until June 2011, Mr. Torline served as Managing Director of Macquarie Allegiance Capital (a subsidiary of Macquarie Funds Group) after identifying, negotiating and executing the sale of his private investment company, Allegiance Capital, in 2008. At Macquarie Allegiance Capital, Mr. Torline established and oversaw all North American fixed income investment management activities, including administration, investments and distribution. From October 1988 until June 2008, Mr. Torline co-founded and served as CEO and Chief Compliance Officer of Allegiance Capital, a provider of fixed income investment solutions with a $5.5 billion AUM from institutions and individuals. During Mr. Torline’s twenty year post at Allegiance, he was responsible for all investment management activities and served as Chief Compliance Officer, establishing policies and procedures and a culture of compliance ultimately resulting in no material compliance violations during two routine SEC examinations. Earlier in his career, Mr. Torline held various senior banking roles including serving as the Chief Credit Officer, Trust Department for Security Pacific Bank. In this role, he oversaw and approved all lending activity. Mr. Torline holds an MBA from Northwestern University, Kellogg School of Management and a B.A. from Wichita State University.

We believe Mr. Torline’s qualifications to serve on our board of managers are demonstrated by his proven entrepreneurial success as co-founder, CEO and Chief Compliance Officer of Allegiance Capital, his position as Managing Director at Macquarie Allegiance Capital and his leadership as a management executive in the banking and asset management industries. His career-long emphasis on credit and process positions him to provide valuable insight with respect to investment due diligence and our system of internal controls.

Paul Sanford, Chief Investment Officer

Paul Sanford has served as our Chief Investment Officer since our formation in April 2012. In addition, Mr. Sanford has served as the Chief Investment Officer of our Advisor since its formation April 2012 and as Chief Investment Officer of our Sponsor since July 2011. From September 2007 until July 2011, Mr. Sanford was Managing Director and Chief Investment Officer for a Los Angeles-based boutique Registered Investment Advisor, where he was responsible for developing and implementing the firm’s Global Investment Strategy, performing manager due diligence, and managing all fund investment relationships. Mr. Sanford’s extensive experience in the banking and investment industry also includes portfolio manager positions at Deutsche Bank from January 2007 until September 2007, HSBC and Morton Capital Management.

Mr. Sanford has twelve years of experience developing, managing and executing global macro investment strategies at both large global banks and boutique investment firms. Throughout his career, Mr. Sanford has followed and invested in emerging markets as part of his various investment mandates, including conducting extensive research on developing economies and reviewing and selecting leading managers of emerging market debt and equities, most prominently as Portfolio Manager for Latin American accounts at the U.S. Private Bank of HSBC. Mr. Sanford has a deep understanding of macroeconomics and geo-politics, and an in-depth knowledge of traditional and alternative asset classes in both public and private capital markets. For over a decade, Mr. Sanford has been a global macro investor with a focus on Central Bank policy, GDP growth trends, global interest rates, global currencies and foreign government policies.

Mr. Sanford holds a B.A. in Business Economics from California State University, Long Beach and previously served in the United States Marine Corps. He is a member of the CFA Society of Los Angeles and the CFA Institute. Mr. Sanford serves on the Investment Committee for the City of Hope, an independent biomedical research, treatment and education institution, leading the fight to conquer cancer, diabetes, HIV/AIDS and other life-threatening diseases. Mr. Sanford is also a member of the Board of Trustees and Investment Committee member for Providence Little Company of Mary Foundation, a not-for-profit 501(c)(3) charitable organization dedicated to supporting the Providence Health and Services, Southern California, organization. The foundation provides philanthropic support as well as community based programs and services to the communities serviced by Providence Little Company of Mary Medical Centers in San Pedro and Torrance, California.

Brent L. VanNorman

Brent L. VanNorman has served as our the Chief Operating Officer, Interim Chief Financial Officer and Secretary since October 2013. Mr. VanNorman was also appointed to be the Chief Operating Officer and Chief Financial Officer of the Advisor, as well as Chief Operating Officer, Chief Financial Officer and Chief Compliance Officer of the Sponsor.

Prior to joining the Company, Mr. VanNorman served as a key member of the Intellectual Property and Litigation Team for the international law firm of Hunton & Williams LLP, beginning his practice there in 2000, and terminating when he joined the Company. Prior to practicing law, Mr. VanNorman served as a Chief Information Officer for The Title Office, where he managed the accounting, data processing and marketing departments, along with 15 of the company’s 42 offices.

Prior to his tenure at The Title Office, Mr. VanNorman was a Senior Manager with the international CPA firm of Crowe Horwath (formerly Crowe Chizek), where he oversaw large consulting projects in the firm’s Systems Consulting Group. In addition to appearing in many federal courts throughout the country and at all levels in the Virginia state court system, Mr. VanNorman is a patent attorney. He is also a Certified Public Accountant, Certified Computer Programmer and is certified in Production and Inventory Management. Mr. VanNorman graduated magna cum laude from Anderson University in Anderson, Indiana, with majors in Accounting and Computer Science. He was recognized as the Outstanding Accounting graduate. Mr. VanNorman graduated summa cum laude, from Regent University School of Law and was recognized as the Outstanding Law School Graduate in addition to being Editor-in-Chief of the school’s law review. He has served as an adjunct law professor at his alma mater. Mr. VanNorman is Gloria S. Nelund’s brother-in-law. Mr. VanNorman brings a breadth of experience in business, accounting, data processing, and the law to the TriLinc’s management team. Mr. VanNorman has served on the Board of Directors of IMPACT International, a not for profit, since 2004.

Terry Otton, Independent Manager

Terry Otton served as Chief Executive Officer of RS Investments from September 2005 until his retirement in March 2012 and as President and Trustee of RS Investment Trust and RS Variable Products Trust since April 2004 and May 2006 until March 2012, respectively. Mr. Otton re-joined RS Investments in 2004 and became Chief Executive Officer in September 2005. Mr. Otton has 30 years of experience in the investment management and securities industry, having previously served since 2001 as a Managing Director of the mergers and acquisition practice at Putnam Lovell NBF Group, an investment banking firm focused on the investment management and securities industry. Previously, Mr. Otton spent more than 10 years as a Managing Director and CFO of Robertson, Stephens & Company and Robertson Stephens Investment Management, the predecessor to RS Investments. Mr. Otton was one of the principal founders of Robertson Stephens Investment Management in 1986. Mr. Otton serves on the Board of Trustees of the Children’s Hospital and Research Center Foundation and as a Board member and past President of the Foundation of City College of San Francisco and serves on the Board of Trustees of the Stone Research Foundation Board. Mr. Otton holds a Bachelor of Science degree in Business Administration from the University of California at Berkeley and is a Certified Public Accountant.

Mr. Otton was selected to serve on the Company’s board of managers because of his over 30 years of experience in the investment management and securities industry. Having most recently served as Chief Executive Officer of RS Investments and President and Trustee of RS Investment Trust and RS Variable Products Trust, Mr. Otton brings recent and relevant perspective on the state of the investment management industry. He is also able to provide valuable insight with regard to our investment strategy, regulatory and compliance oversight and operational processes.

Cynthia Hostetler, Independent Manager

Cynthia Hostetler has been an independent trustee of the Artio Global Investment Funds since November 2011 and an independent director of Artio Global Equity Fund Inc. since November 2010. Ms. Hostetler has also served since May 2012 as an independent director of Edgen Group (NYSE:EDG), an energy infrastructure company. From August 2001 until her retirement in January 2009, Ms. Hostetler was the Head of Private Equity and Vice President of Investment Funds at the Overseas Private Investment Corporation (OPIC). Prior to OPIC, Ms. Hostetler was the President and a member of the Board of Directors of First Manhattan Bancorporation. Ms. Hostetler began her professional career as an attorney in the corporate/banking department of the law firm Simpson Thacher & Bartlett, and received a Bachelor of Arts degree from Southern Methodist University and her law degree from The University of Virginia School of Law.

Ms. Hostetler was selected to serve on the Company’s board of managers because of her direct experience in investing and development in the geographic regions in which we operate, as well as her extensive experience in the banking and investment industries. As we seek to establish and leverage relationships with DFIs, Ms. Hostetler’s seven years as Vice President of Investment Funds at OPIC positions her as an excellent source of insight and guidance in working with these institutions. Her diverse board positions make her a valuable resource in the areas of risk management, governance, valuation and with regard to certain sectors in which we anticipate making investments.

R. Michael Barth, Independent Manager

R. Michael Barth has been a Managing Partner of Barth & Associates LLC, an emerging markets capital advisory and consulting firm, since January 2012. Previously, Mr. Barth held various positions with Darby Overseas Investment Ltd., a 100% subsidiary of Franklin Templeton Investments, including Senior Advisor, Business Development from January 2011 until January 2012, Senior Director, Business Development from January 2009 until January 2011, Senior Managing Director, Global Investment from March 2007 until January 2009 and Managing Director, Global Investment from March 2006 until March 2007. Before joining Darby, Mr. Barth spent over twenty years working for some of the most prominent development finance institutions in the world. Mr. Barth holds a Masters Degree in International Economics / International Affairs from the Johns Hopkins University, School of Advanced International Studies, and a Bachelor’s Degree in Economics from Brandeis University.

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in emerging markets development and investment. His qualifications to serve on the Company’s board of managers span more than 30 years’ of relevant experience in development/emerging markets, including serving as Chief Executive Officer of FMO (Netherlands Development Finance Company), Director of the Capital Markets Development Department at the World Bank and several senior positions at the International Finance Corporation, the private sector arm of the World Bank Group. Mr. Barth is currently a member of the Board of Directors of FINCA Microfinance Holding and SNV (USA), the Board of Directors of Bamboo Finance (Luxembourg), and Senior Advisor of the Grassroots Business Fund. He is also a member of the Investment Committee of private equity manager Tuninvest /Africinvest. Additionally, he is a non-resident Fellow of the Center for Strategic and International Studies, a member of the Expert Advisory Board of Dalberg Global Development Advisors, the International Council of the Bretton Woods Committee and the Council of the Royal Tropical Institute of The Netherlands. Previously, he has held several board positions, including of EMPEA, the Emerging Markets Private Equity Association.

Unless a manager resigns, is removed “for cause” by the majority of the remaining managers (excluding the manager being removed) or is removed by the majority vote of our unitholders, our managers will serve for our duration. Our executive officers will serve until their successors are elected and qualify. Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of managers from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Each of our executive officers is also an officer of our Advisor.

Code of Ethics

The Company has adopted a Code of Ethics which applies to the Company’s managers and to officers or employees of the Company, whether acting directly as an officer or employee of the Company or indirectly as an officer of our Sponsor or employee of our Advisor, which conducts the day-to-day operations of the Company.

Committees of the Board of Managers

Our board of managers may delegate many of its powers to one or more committees. Our operating agreement requires that each of these committees be majority-comprised of our independent managers and our board will have two committees, the audit committee and the corporate governance and conflicts committee, each of which consists solely of independent managers.

Audit Committee

Our board of managers has established an audit committee that consists of Messrs. Terry Otton and R. Michael Barth, and has designated Mr. Terry Otton as an audit committee financial expert. Mr. Otton serves as chair of this committee. All members of our Audit Committee are independent managers. The Audit Committee assists our board in overseeing the following:

•	our accounting and financial reporting policies;

•	the integrity and audits of our financial information;

•	our compliance with legal and regulatory requirements;

•	quarterly valuations of our investment portfolio; and

•	the performance of our risk management function and the independent registered public accounting firm.

The audit committee has selected the independent registered public accounting firm to audit our annual financial statements, and will review with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2013, our Audit Committee had 8 meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Messrs. Terry Otton and R., Michael Barth and Ms. Hostetler. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had 6 meetings in 2013. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

Limited Liability and Indemnification of Managers, Officers, Employees and Other Agents

Our organizational documents limit the liability of our managers and officers to us and our unitholders for monetary damages and require us to indemnify our officers, our Advisor, and its affiliates for losses they may incur by reason of their service in that capacity if all of the following conditions are met:

•	the party seeking exculpation or indemnification has determined in good faith that the course of action leading to the loss or liability was in our best interests;

•	the party seeking exculpation or indemnification was acting on our behalf or providing services to us;

•	in the case of an independent manager, the loss or liability was not the result of gross negligence or willful misconduct by the independent manager;

•	in the case of an affiliated manager, our Advisor or one of its affiliates, the liability or loss was not the result of negligence or misconduct on the part of the party seeking exculpation or indemnification; and

•	the indemnification is recoverable only out of net assets and not from our unitholders.

The SEC takes the position that indemnification against liabilities arising under the Securities Act of 1933 are against public policy and unenforceable. Furthermore, our organizational documents prohibit the indemnification of our officers, our managers, our Advisor, any of its affiliates, or any other person operating as a broker-dealer for liabilities arising from or out of a violation of state or federal securities laws, unless one or more of the following conditions is met:

•	there has been a successful adjudication on the merits of each count involving alleged securities law violations;

•	such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction; or

•	a court of competent jurisdiction approves a settlement of the claims against the indemnitees and finds that indemnification of the settlement and related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authorities in states in which the securities were offered as to indemnification for violations of securities law.

Our operating agreement also provides that advancement of funds to managers, our Advisor or any of its affiliates for reasonable legal expenses and other costs incurred in advance of the final disposition of a proceeding for which indemnification is being sought is permissible only if all of the following conditions are met:

•	the proceeding relates to acts or omissions with respect to the performance of duties or services on our behalf;

•	the proceeding was initiated by a third party who is not a unitholder or, if by a unitholder acting in his or her capacity as such, a court of competent jurisdiction approves such advancement; and

•	the person seeking advancement seeks to repay the amount paid or reimbursed by us, together with the applicable legal rate of interest thereon; if it is ultimately determined that such individual is not entitled to indemnification.

We will also purchase and maintain insurance on behalf of all our managers and executive officers against liability asserted against or incurred by them in their official capacities with us.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2013, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2013, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Managers

We do not currently have any employees nor do we currently intend to hire any employees. Each of our executive officers, including each executive officer who serves as a manager, is employed by our Sponsor and also serves as an executive officer of our Advisor. Each of these individuals receives compensation from our Sponsor for his or her services, including services performed for us and for our Advisor. As executive officers of our Advisor, these individuals will manage our day-to-day affairs and carry out the directives of our board of managers in the review and selection of our sub-advisor and review of our investment opportunities and will oversee and monitor our acquired investments. Although we will reimburse our Advisor for certain expenses incurred in connection with providing these services to us, we do not intend to pay any compensation directly to our executive officers and we will not reimburse our Advisor for the salaries and benefits paid to our named executive officers, as defined under the federal securities rules and regulations.

We compensate each of our independent managers with an annual retainer of $30,000, which will be pro-rated in the event of a partial term. In addition, we pay our independent managers fees for attending board and committee meetings as follows:

•	each member of the board will receive $2,500 for each board meeting attended in person;

•	each member of the board will receive $1,000 for each board meeting attended telephonically;

•	each member of a committee of the board will receive $1,000 for each committee meeting; and

•	the chairman of the audit committee will receive an additional annual retainer of $10,000 and the chairman of any other committee will receive an additional annual retainer of $2,500, each of which will be pro-rated in the event of a partial term.

All managers are entitled to reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attendance at any meeting of the board of managers or a committee thereof. If a manager is also one of our officers, we will not pay any compensation to said manager for services rendered as a manager. In addition, we purchase and maintain liability insurance on behalf of our managers and officers.

The following table sets forth compensation of the Company’s independent members for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$59,000	—	$59,000
Cynthia Hostetler	$48,500	—	$48,500
R. Michael Barth	$50,000		$50,000

The Company did not have any outstanding equity awards as of December 31, 2013.

Compensation Discussion and Analysis

Because the Advisory Agreement provides that the Advisor will assume principal responsibility for managing our affairs, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of the Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of the Advisor under the Advisory Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of the Advisor based on all of the services provided by these individuals. See “Certain Relationships and Related Transactions, and Director Independence” below for a summary of the fees and expenses payable to the Advisor and other affiliates.

Compensation Committee Report

We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management. Based on the independent managers’ review of the CD&A and their discussions of the CD&A with management, the independent managers recommended to the board of managers, and the board of managers has approved, that the CD&A be included in this Annual Report on Form 10-K.

INDEPENDENT MANAGERS:

Terry Otton

Cynthia Hostetler

R. Michael Barth

The foregoing report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this report for each person or group that holds more than 5% of any class of units, for each manager and executive officer and for our managers and executive officers as a group. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 605, Manhattan Beach, California 90266.

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	323,240	(3)	13.7%
TriLinc Advisors, LLC	23,091	(3)	1.0%
Gloria S. Nelund	—	(3)	—
Mark Torline	—	(3)	—
Paul Sanford	—		—
Brent VanNorman	1,102		*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All manager and officers as a group	347,433		14.7%

*	Amount represents less than 1%
(1)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.
(2)	All of the units owned by our Sponsor, our Advisor and any of our managers or officers are Class A units.
(3)	TriLinc Advisors is controlled by our Sponsor, TriLinc Global LLC, as the managing member. Our Sponsor is presently directly or indirectly controlled by Gloria Nelund and Mark Torline, and as such, each of them may be deemed to be the beneficial owner of the units owned by our Advisor and our Sponsor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

General

Our executive officers, two of our managers and the key investment professionals of our Advisor who perform services for us on behalf of our Advisor are also officers, directors, managers, and/or key professionals of our Sponsor, our dealer manager and other affiliates. For an overview of the positions held by these individuals at our affiliates, please see “Management of the Company —   Managers and Executive Officers.” These persons have legal obligations with respect to those entities that are similar to their obligations to us.

Dealer Manager

Strategic Capital has an equity interest in our Advisor and is affiliated with SC Distributors, our dealer manager.

No Arm’s-Length Agreements

All agreements, contracts or arrangements between or among us and our affiliates, including our Advisor and our dealer manager, were not negotiated at arm’s-length. Such agreements, contracts or arrangements include our Advisory Agreement and our Dealer Manager Agreement. The procedures with respect to conflicts of interest described herein were designed to lessen the effect of potential conflicts that arise from such relationships. However, we cannot assure you that these procedures will eliminate the conflicts of interest or reduce the risks related thereto.

Certain Conflict Resolution Measures

Corporate Governance and Conflicts Committee

In order to ameliorate the risks created by conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of our board of managers composed solely of independent managers. Our operating agreement authorizes the corporate governance and conflicts committee to act on any matter related to conflicts of interest and to retain its own legal and financial advisors when and if it deems such an action appropriate. Among the issues relating to conflict of interest we expect the corporate governance and conflicts committee to act upon are:

•	The continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement;

•	Transactions with affiliates;

•	Compensation of the Advisor; and

•	Whether and when we seek to pursue a liquidity event.

Other Provisions Relating to Conflicts of Interest

In addition to the creation of the corporate governance and conflicts committee, our operating agreement contains many other restrictions regarding conflicts of interest, including the following:

Advisor Compensation: Our independent managers will review, at least annually, whether the compensation we contract to pay TriLinc Advisors and its affiliates is reasonable relative to the nature and quality of the services provided and whether such compensation is within the limits provided for in our operating agreement. Our independent managers will supervise the performance of TriLinc Advisors and its compensation to determine whether the provisions of our compensation arrangements are being carried out. This evaluation will be based on the following factors, as well as any other factors deemed relevant by the independent managers:

•	The amount of fees and other compensation paid to TriLinc Advisors, in relation to the size, composition and performance of our investment portfolio;

•	Whether the expenses incurred are reasonable in light of our investment performance and the fees and expenses of other similar entities;

•	The success of TriLinc Advisors and the sub-advisors in generating appropriate investment opportunities;

•	The rates charged to other companies of a similar nature by other firms providing advisory services;

•	The quality and extent of services and advice furnished by TriLinc Advisors and its affiliates;

•	The method of allocation of opportunities between us and other affiliated programs; and

•	The performance of our investment portfolio.

Investments with affiliates: We will not invest in any asset or company in which the Advisor, any of our managers or officers or any of their affiliates has a direct economic interest without a determination by the majority of our board of managers (including a majority of our independent managers) that such an investment is fair and reasonable to us. In addition, with respect to any potential debt investment in a portfolio company in which our sub-advisor has an equity interest, our Advisor must determine, before the investment is made, that the procedures by which this potential debt investment is evaluated and priced are fair and reasonable.

Purchase of assets from affiliates: We will not purchase assets from the Sponsor, Advisor, manager or any of their affiliates unless a majority of our board of managers (including a majority of our independent managers) not otherwise interested in the transaction determine that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the assets to the Advisor or its affiliates or such manager, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will the cost of any such assets to us exceed its then current appraised value.

Sale of assets to affiliates: We will not sell or lease assets to the Sponsor, Advisor, manager or any of their affiliates or to the managers without a determination by a majority of our board of managers (including a majority of our independent managers) not otherwise interested in the transaction, that such transaction is fair and reasonable to us. In no event will the cost of any such assets to us exceed its then current appraised value.

Loans to/from affiliates: We will not borrow money from the Sponsor, Advisor, managers or any of their affiliates unless a majority of our board of managers (including a majority of our independent managers) not otherwise interested in transaction approve it as being fair, competitive and commercially reasonable to us and no less favorable to us than loans between unaffiliated parties under similar circumstances. We will not make loans to an entity in which the Sponsor, Advisor or the managers or any of their affiliates have an interest unless an independent expert appraises the underlying collateral and there is a determination by a majority of our board of managers and majority of the corporate governance and conflicts committee) not otherwise interested in the transaction, that such transaction is fair and reasonable to us.

Other restrictions on transactions with affiliates: We will not give our Advisor an exclusive right to sell our assets. Our Advisor is prohibited from commingling our funds with the funds of any other entity or person for which it provides advisory or other services. Our Advisor will be prohibited from providing any financing with a term in excess of 12 months to us. We may not pay a commission or fee, either directly or indirectly to our Advisor, or its affiliates, except as otherwise permitted by our operating agreement, in connection with the reinvestment of cash flows from operations and available reserves or of the proceeds of the resale, exchange or refinancing of our assets. In addition, our operating agreement prohibits our Advisor and its affiliates from receiving or accepting any rebate, give-up or similar arrangement that is prohibited under federal or state securities laws. Our Advisor and its affiliates are also prohibited from participating in any reciprocal business arrangement that would circumvent provisions of federal or state securities laws governing conflicts of interest or investment restrictions.

We may not invest in general partnerships or joint ventures with affiliates and non-affiliates unless certain conditions, described in our operating agreement are met.

A majority of our board of managers (including a majority of our independent managers) not otherwise interested in the transaction must conclude that all other transactions between us and the Sponsor, Advisor, any of the managers or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. The terms pursuant to which any goods or services, other than those services provided pursuant to the Advisory Agreement, are provided to us by the Advisor, will be embodied in a written contract, the material terms of which will be fully disclosed to our unitholders in a prospectus supplement or another filing.

Allocation of Investment Opportunities

We rely on our executive officers and our Advisor’s investment professionals to identify suitable investments. Our Sponsor and other affiliated entities also rely on these same key investment professionals. Many investment opportunities that are suitable for us may also be suitable for the Sponsor or affiliates of the Sponsor. The Sponsor, the Advisor and their affiliates share certain of the same executive officers and key employees, which we refer to as “TriLinc Professionals.” When the TriLinc Professionals direct an investment opportunity to the Sponsor or any affiliate of the Sponsor, they, in their sole discretion, will have to determine the program for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program. The Advisory Agreement will require that this determination be made in a manner that is fair without favoring the Sponsor or any affiliate of the Sponsor. The factors that the TriLinc Professionals will consider when determining the entity for which an investment opportunity would be the most suitable are the following:

•	the investment objectives and criteria of the Sponsor and the other affiliated entities;

•	the cash requirements of the Sponsor and its affiliates;

•	the portfolio of the Sponsor and its affiliates by type of investment and risk of investment;

•	the policies of the Sponsor and its affiliates relating to leverage;

•	the anticipated cash flow of the asset to be acquired;

•	the income tax effects of the purchase;

•	the size of the investment; and the amount of funds available to the Sponsor and its affiliates and the length of time such funds have been available for investment.

In the event that our investment objectives overlap with those of another affiliate’s program and the opportunity is equally suitable for us and the affiliated program, then the opportunity shall be allocated to such program that had the funds available for investment for a longer time period.

If a subsequent event or development causes any investment, in the opinion of the TriLinc Professionals, to be more appropriate for another affiliated entity, they may offer the investment to such entity.

Our independent managers are responsible for reviewing our Advisor’s performance and determining that the compensation to be paid to our Advisor is reasonable and, in doing so, our independent managers must consider, among other factors, the success of our Advisor in generating appropriate investment opportunities for us.

Related Transactions

In May 2012, the Advisor purchased 22,160.665 Class A units at $9.025 per unit for aggregate gross proceeds of $200,000.

In June, 2013, the Sponsor purchased 321,329.639 Class A units at $9.025 per unit for aggregate gross proceeds of $2,900,000.

On December 31, 2013, the Sponsor made a capital contribution to the Fund in the amount of $51,034 to cover the amount of distributions paid by the Fund that were in excess of net investment income.

As of December 31, 2013, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid approximately $1,344,000 of operating expenses on behalf of the Company and will pay an additional $440,600 of expenses, which have been accrued by the Sponsor as of December 31, 2013. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

For the year ended December 31, 2013, the Company paid $93,146 in management fees and $44,021 in incentive fees to our Advisor.

As of December 31, 2013, the Sponsor has paid approximately $4.8 million of offering costs and $236 thousand of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $1.8 million of offering costs and $30,521 of organization costs, which were incurred by the Sponsor during the year ended December 31, 2013. During the year ended December 31, 2013, the Company paid $674,554 and $31,391 was recognized as a liability to the Sponsor as payment towards the reimbursement of offering costs for a total of $705,946.

For the year ended December  31, 2013, the Company paid $17,347 in dealer fees and $28,628 in selling commission to our dealer manager, SC Distributors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and includes fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation. “Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.

Prior Independent Registered Public Accounting Firm

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

New Independent Registered Public Accounting Firm

On February 20, 2013, the audit committee of our board of managers engaged Deloitte & Touche, LLP (“Deloitte”) to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2013.

Audit Fees

The aggregate amount of fees billed by Deloitte for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-Qs for fiscal 2013 was approximately $283,500.

The aggregate amount of fees billed by SS&G rendered in connection with the audit of the Company’s annual financial statements for fiscal 2012 was $12,100.

Audit Related Fees

There were no audit related fees billed by Deloitte for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal 2013.

There were no audit related fees billed by SS&G for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal 2012.

Tax Fees

There were $56,477 in tax fees billed by Deloitte Tax, LLP to the Company for fiscal 2013. Tax services fees consist of fees billed for professional services performed by Deloitte Tax, LLP’s tax personnel for tax compliance. These services include assistance regarding federal and state tax compliance.

There were no tax fees billed by SS&G for fiscal 2012.

All Other Fees

There were no other fees billed by Deloitte or Deloitte Tax, LLP or SS&G to the Company for fiscal 2013 or 2012.

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements:

•	Report of Independent Registered Public Accounting Firm (Deloitte) as of and for the year ended December 31, 2013

•	Report of Independent Registered Public Accounting Firm (SS&G) as of December 31, 2012 and for the period from April 20, 2012 (Inception) to December 31, 2013

•	Consolidated Statements of Assets and Liabilities as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the year ended December 31, 2013 and for the period from April 30, 2012 (Inception) to December 31, 2012

•	Consolidated Statements of Changes in Net Assets for the year ended December 31, 2013 and for the period from April 30, 2012 (Inception) to December 31, 2012

•	Consolidated Statements of Cash Flows for the year ended December 31, 2013 and for the period from April 30, 2012 (Inception) to December 31, 2012

•	Consolidated Schedule of Investments as of December 31, 2013

•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(3)	Exhibits required by Item 601

Number	Description

3.1	Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.3	Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013 as supplemented by the Prospectus Supplement No. 8 filed pursuant to Rule 424(b)(3) with the SEC on October 4, 2013.

10.1	Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 25, 2013. Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-185676) filed with the SEC on February 25, 2013 (“Amendment No. 1”).

Number	Description

10.2	Dealer Manager Agreement by and among TriLinc Global Impact Fund, LLC, TriLinc Advisors, LLC and SC Distributors, LLC, dated February 25, 2013. Incorporated by reference to Exhibit 1.1 to Amendment No. 1

10.3	Escrow Agreement by and among TriLinc Global Impact Fund, LLC, SC Distributors, LLC and UMB Bank, N.A. Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Amendment No. 1.

10.4*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated March 5, 2014.

21.1*	List of Subsidiaries.

23.1*	Consent of SS&G, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and Interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from TriLinc Global Impact Fund LLC’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

TRILINC GLOBAL IMPACT FUND, LLC

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Deloitte & Touche, LLP) ) as of and for the year ended December 31, 2013	F-2
Report of Independent Registered Public Accounting Firm (SS&G, Inc.) as of December 31, 2012 and for the period from April 30, 2012 (Inception) to December 31, 2012	F-3
Consolidated Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-4
Consolidated Statements of Operations for the year ended December 31, 2013 and for the period from April 30, 2012 (Inception) to December 31, 2012	F-5
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2013 and for the period from April 30, 2012 (Inception) to December 31, 2012	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2013 and for the period from April 30, 2012 (Inception) to December 31, 2012	F-7
Consolidated Schedule of Investments as of December 31, 2013	F-8
Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

TriLinc Global Impact Fund, LLC:

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedules of investments of TriLinc Global Impact Fund, LLC and subsidiaries (the “Company”), as of December 31, 2013, and the related consolidated statement of operations, the consolidated statement of changes in net assets, and the consolidated statement of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2012 were audited by other auditors whose report, dated February 7, 2013, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian and borrowers. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, the results of its operations, the changes in its net assets, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Costa Mesa, California

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member

TriLinc Global Impact Fund, LLC

Manhattan Beach, California

We have audited the accompanying balance sheet of TriLinc Global Impact Fund, LLC (A Development Stage Company) (the “Fund”) as of December 31, 2012, and the related statements of operations, changes in member’s equity, and cash flows for the period from April 30, 2012 (date of inception) to December 31, 2012. The Fund’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriLinc Global Impact Fund, LLC as of December 31, 2012 and the results of its operations and its cash flows for the period from April 30, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ SS&G, Inc.

Akron, Ohio

February 7, 2013

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	December 31, 2013	December 31, 2012
ASSETS
Investments owned, at fair value (amortized cost of $6,547,061)	$6,547,061	$—
Cash	6,666,659	200,114
Interest receivable	114,809	—
Due from affiliates (see Note 5)	79,109	—
Prepaid expenses	54,180	—

Total assets	13,461,818	200,114

LIABILITIES
Due to unitholders	65,015	—
Due to affiliates (see Note 6)	31,391	252
Other payables	149

Total liabilities	96,555	252

NET ASSETS	$13,365,263	$199,862

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A Units	$3,405,283
Net capital paid in on Class C Units	385,565
Net capital paid in on Class I Units	10,280,361
Offering costs	(705,946)

Net assets (equivalent to $8.572 per Class A, Class C and Class I Unit based on 1,559,136.769 units outstanding)	$13,365,263

Net assets, Class A (377,316.669 units outstanding)	$3,234,442
Net assets, Class C (42,721,867 units outstanding)	366,221
Net assets, Class I (1,139,098.233 units outstanding)	9,764,600

Net assets	$13,365,263

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	Year ended December 31, 2013	Period from April 30, 2012 (inception) to December 31, 2012
INVESTMENT INCOME
Interest income	$246,730	$126

Total investment income	246,730	126

EXPENSES
Management fees	93,146	—
Incentive fee	34,001	—
Miscellaneous expense	—	264

Total expenses gross	127,147	264
Expenses support payment from Sponsor	(96,156)	—

Net expenses	30,991	264

NET INVESTMENT INCOME (LOSS)	215,739	(138)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$215,739	$(138)

NET INCOME (LOSS) PER UNITS—BASIC AND DILUTED	$0.47	$(0.01)
WEIGHTED AVERAGE UNITS OUTSTANDING—BASIC AND DILUTED	455,812.023	22,160.665

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	Year ended December 31, 2013	Period from April 30, 2012 (inception) to December 31, 2012
INCREASE/(DECREASE) FROM OPERATIONS
Net investment income/(loss)	$215,739	$(138)

Net increase/(decrease) from operations	215,739	(138)

DECREASE FROM DISTRIBUTIONS
Distributions to class A unitholders	(115,142)	—
Distributions to class C unitholders	(1,993)	—
Distributions to class I unitholders	(149,507)	—

Net decrease from distributions	(266,642)	—
INCREASE/(DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A Units	3,205,286	200,000
Issuance of Class C Units	385,565	—
Issuance of Class I Units	10,280,365	—
Contribution from Sponsor	51,034	—
Offering costs	(705,946)	—

Net increase from capital transactions	13,216,304	200,000

Net increase in net assets	13,165,401	199,862
Net assets at beginning of period	199,862	—

Net assets at end of period	$13,365,263	$199,862

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	Year ended December 31, 2013	Period from April 30, 2012 (inception) to December 31, 2012
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$215,739	$(138)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(8,162,158)
Maturity of investments	1,643,099
Accretion of discounts on investments	(28,002)	—
Increase in interest receivable	(114,809)	—
Increase in due from affiliates	(28,075)	—
Increase in prepaid expenses	(54,180)	—
Increase in due to unitholders	65,015
Increase in due to affiliates	31,139	252
Increase in other payable	149	—

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,432,083)	114

Cash flows from financing activities
Proceeds from issuance of units	13,820,954	200,000
Distributions Paid to Unitholders	(216,380)	—
Payments of offering costs	(705,946)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,898,628	200,000

TOTAL INCREASE IN CASH	6,466,545	200,114
CASH AT BEGINNING OF THE PERIOD	200,114	—

CASH AT END OF THE PERIOD	$6,666,659	$200,114

Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$50,262	$—
Capital contribution from our Sponsor	51,034	—

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2013

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity	Principal Amount	Current Commitment (3)	Amortized Cost	Fair Value	% of Net Assets
Secured Mezzanine Term Loan (1)
Indonesia	PT Indah Global Semesta (IGS)	Consumer Electronics	Electronics Retailer	10.00%	4.50%	7/26/2014	$3,000,000	3,000,000	$2,952,836	$2,952,836	22.1%

Total Mezzanine Term Loan									2,952,836	2,952,836	22.1%
Senior Secured Term Loan Participations (1)
Peru	Corporacion Prodesa S.R.L.	Consumer Products	Diaper Manufacturer	13.10%	0.0%	7/12/2016	500,000	500,000	500,000	500,000	3.7%
Brazil	Usivale Industria y Commercio	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2014- 12/15/2016	2,500,000	2,500,000	2,500,000	2,500,000	18.7%

Total Senior Secured Term Loan Participations									3,000,000	3,000,000	22.4%
Senior Secured Trade Finance Participations (1)
Chile	Forestal Rio Calle Calle S.A.	Forest Products	Sustainable Timber Exporter	9.85%	0.0%	1/14/2014	500,000	500,000	500,000	500,000	3.7%
Ecuador	Gondi. S.A.	Meat, Poultry & Fish	Other	12.46%- 12.55%	0.0%	8/08/2014- 9/21/2014	94,225	500,000	94,225	94,225	0.7%

Total Senior Secured Trade Finance Participations									594,225	594,225	4.4%

Total Investments									$6,547,061	$6,547,061

TriLinc Global Impact Fund, LLC was formed on April 30, 2012 and did not commence operations until the company broke escrow on June 11, 2013. As such, there were no investments outstanding as of December 31, 2012.

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Other than the IGS loan facility, all other loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[4]	Borrower has the option to extend the loan for 3 years at 12-month intervals.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. The Company anticipates that a substantial portion of its assets will continue to consist of collateralized private debt instruments, which the Company believes offer opportunities for competitive risk-adjusted returns through income generation. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered in the State of California.

TriLinc Global, LLC (the “Sponsor”) owns 85% of the units of the Advisor, and is the sponsor of the Company. Strategic Capital Advisory Services, LLC (“SCAS”) owns 15% of the Advisor, and is considered an affiliate of the Company. The Sponsor employs staff who operate both the Advisor and the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or February 25, 2015, unless extended.

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

To assist the Company in achieving its investment objective, the Company will make investments via wholly owned subsidiaries. As of December 31, 2013, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. (“TGIF-LA”) and TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC. As of December 31, 2013, the Company has made, through its subsidiaries, loans in several countries located in South America and Asia.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial information is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements are presented in United States dollars.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. Transactions between subsidiaries, to the extent they occur, are eliminated in consolidation. As of December 31, 2013, all three subsidiaries, TGIF-A, TGIF-TF and TGIF-LA, have commenced operations.

Cash

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in any such accounts.

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Fund during 2013. Prepaid insurance is being amortized over the term of the insurance policy which is one year. The amortization of prepaid expense for the year ended December 31, 2013 was reimbursed to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. The Company records prepayment premiums on loans and debt securities as interest income on a straight line basis, which we have determined not be materially different from the effective yield method.

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

Structuring and similar fees are recorded as a discount on investments purchased and are accreted into income, on a straight line basis, which we have determined not to be materially different from the effective yield method. Structuring and similar fees are included in interest income.

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

The Company follows the guidance for uncertainty in income taxes included in the ASC 740, Income Taxes. This guidance requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position.

At December 31, 2013, no tax liability for uncertain tax provision has been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive unit outstanding at December 31, 2013.

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Fund during 2013. The amortization of prepaid expense for the year ended December 31, 2013 was reimbursed to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s Board of Managers. If the Company sells the Maximum Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

We may reimburse our dealer manager for certain expenses that are deemed underwriting compensation. Assuming an aggregate selling commission and a dealer manager fee of 9.75% of the gross offering proceeds (which assumes all offering proceeds come from Class A units), we would reimburse the dealer manager in an amount up to 0.25% of the gross offering proceeds. In the event the aggregate selling commission and dealer manager fees are less than 9.75% of the gross offering proceeds (which will be the case, for example, if any offering proceeds come from the sale of any Class C or Class I units), we would reimburse the dealer manager for expenses in an amount greater than 0.25% of the gross offering proceeds, provided that we will not pay or reimburse any of the foregoing costs to the extent such payment would cause total underwriting compensation to exceed 10.0% of the gross proceeds of the primary offering as of the termination of the offering, as required by the rules of FINRA.

Operating Expense Responsibility Agreement

The Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement effective as of June 11, 2013 and covering expenses through December 31, 2013. Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through December 31, 2013 and will additionally pay the accrued operating expenses of the Company as of December 31, 2013 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and therefore have not been recorded as expenses of the Company as of December 31, 2013. In accordance with ASC 450, Contingencies such expenses will be accrued and payable by the Company in the period, that they become both probable and estimable.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, the Company’s financial statements may not be comparable to those of companies that comply with public company effective dates. There are no new or revised accounting standards that we have not adopted.

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 is effective on January 1, 2014, and is not expected to have a material effect on the Company’s consolidated financial statements.

Risk Factors

The Company has little operating history and is subject to the business risks and uncertainties associated with any new business. As an externally-managed Company, the Company is largely dependent on the efforts of the Advisor and other service providers.

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objective will be achieved. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

The Company’s investments consist of loans, loan participations and trade finance that are illiquid and non-traded, making purchase or sale of such financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially

At December 31, 2013, our investment portfolio included 5 companies and was comprised of $2,952,836 or 45.1% in secured mezzanine loans, $3,000,000 or 45.8% in senior secured term loans participations, and $594,225 or 9.1% in senior secured trade finance participation. Our largest loan by value was $2,952,836 or 45.1% of total investments. Our 2 largest loans by value comprised 83.3% of our portfolio at December 31, 2013. Participation in loans amounted to $3,594,225 or 54.9% and direct loans amounted to $2,952,836 or 45.1% of our total portfolio at December 31, 2013.

Note 3. Fair Value Measurements

The following table summarizes the fair value of the Company’s investments based on the inputs at December 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$3,000,000	$—	$—	$3,000,000
Secured mezzanine term loan	2,952,836	—	—	2,952,836
Senior secured trade finance participations	594,225	—	—	594,225

Total	$6,547,061	$—	$—	$6,547,061

The following is a reconciliation for the year ended December 31, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2012	Purchases	Maturities or Prepayments	Amortization	Fair Value at December 31, 2013
Senior secured term loan participations	$—	$3,000,000	$—	$—	$3,000,000
Secured mezzanine term loan	—	2,924,834	—	28,002	2,952,836
Senior secured trade finance participations	—	2,237,324	(1,643,099)	—	594,225

Total	$—	$8,162,158	$(1,643,099)	$28,002	$6,547,061

As of December 31, 2013, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2013:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$594,225	Income approach	Market yield	9.85% - 12.55% (10.28%)
Secured mezzanine term loan	$2,952,836	Income approach	Market yield	14.50%
Senior secured term loan participations	$3,000,000	Income approach	Market yield	12.43% - 13.10% (12.54%)

The significant unobservable inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

For details of the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 4.

Note 4. Investments

As of December 31, 2013, the Company’s investment consisted of the following:

	Amortized Cost	Fair Value	Percentage of Total
Senior Secured Term Loan Participations	$3,000,000	$3,000,000	45.8%
Secured Mezzanine Term Loan	2,952,836	2,952,836	45.1%
Senior Secured Trade Finance Participations	594,225	594,225	9.1%

Total investments	$6,547,061	$6,547,061	100.0%

The industry composition of our portfolio, at fair market value, at December 31, 2013 was as follows:

Industry	Fair Value	Percentage of Total
Consumer Electronics	$2,952,836	45.1%
Agricultural Products	2,500,000	38.2%
Personal and Nondurable Consumer Products	500,000	7.6%
Forest Products	500,000	7.6%
Meat, Poultry & Fish	94,225	1.4%

Total investments	$6,547,061	100.0%

The table below shows the portfolio composition by geography classification at fair value at December, 31, 2013:

Country	Fair Value	Percentage of Total
Indonesia	$2,952,836	45.1%
Brazil	2,500,000	38.2%
Peru	500,000	7.6%
Chile	500,000	7.6%
Ecuador	94,225	1.4%

Total investments	$6,547,061	100.0%

Note 5. Related Parties

Agreements

Advisory Agreement

Asset management fees payable to the Advisor are remitted quarterly in arrears and are equal to 0.50% (2.00% per annum) of Gross Asset Value, as defined in the Amended and Restated Advisory Agreement between the Company and the Advisor. Asset management fees are paid to the Advisor in exchange for fund management and administrative services. Although the Advisor will manage, on the Company’s behalf, many of the risks associated with global investments in developing economies, management fees do not include the cost of any hedging instruments or insurance policies that may be required to appropriately manage the Company’s risk. If certain financial goals are reached by the Company, the Company is required to pay the Advisor an incentive fee on net investment income and an incentive fee on capital gains. The incentive fee on net investment income, or the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will be based upon the Company’s pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee is earned by the Advisor in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (6.00% annualized) (the “Preferred Return”). In any quarter, all of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly Preferred Return, but is less than or equal to 1.875% (7.50% annualized) at the end of the immediately preceding fiscal quarter, will be payable to the Advisor. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.875% on its net assets at the end of the immediately preceding fiscal quarter, the incentive fee on income shall equal 20% of the amount of the Company’s pre-incentive fee net investment income.

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company has no capital gains and therefore did not accrue an incentive fee for the year ended December 31, 2013.

Transactions

In May 2012, the Advisor purchased 22,160.665 Class A units at $9.025 per unit for aggregate gross proceeds of $200,000.

In June, 2013, the Sponsor purchased 321,329.639 Class A units at $9.025 per unit for aggregate gross proceeds of $2,900,000.

On December 31, 2013, the Sponsor made a capital contribution to the Fund in the amount of $51,034 to cover the amount of distributions paid by the Fund that were in excess of net investment income.

Due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $79,109 is comprised of $28,075 due from the Sponsor in connection with the Amended and Restated Operating Expense Responsibility Agreement and $51,034, in capital contribution due from the Sponsor. The operating expenses were paid by the Company during the year ended December 31, 2013, but under the terms of the Amended and Restated Operating Expense Responsibility Agreement are the responsibility of the Sponsor.

As of December 31, 2013, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid approximately $1,344,000 of operating expenses on behalf of the Company and will pay an additional $440,600 of expenses, which have been accrued by the Sponsor as of December 31, 2013. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

For the year ended December 31, 2013, the Company paid $93,146 in management fees and $44,021 in incentive fees to our Advisor. $10,020 of the incentive fee earned by the Advisor was paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement. In addition, the Sponsor made an expenses support payment to the Company in the aggregate amount of $96,156 under the Amended and Restated Operating Expense Responsibility Agreement for management fee of $66,726 and incentive fee of $29,430 earned by the Advisor during the quarter ended December 31, 2013.

For the year ended December 31, 2013, the Company paid $17,347 in dealer manager fees and $28,628 in selling commission to our dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of our units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Note 6. Organization and Offering Costs

As of December 31, 2013, the Sponsor has paid approximately $4.8 million of offering costs and $236 thousand of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $1.8 million of offering costs and $30,521 of organization costs, which were incurred by the Sponsor during the year ended December 31, 2013. During the year ended December 31, 2013, $674,554 was paid and $31,391 was recognized as a liability to the Sponsor as payment towards the reimbursement of offering costs. The total, $705,946, is included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

Note 7. Unit Capital

The Company has three classes of units, Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary of the units issued during the year ended December 31, 2013:

	Units Outstanding as of December 31, 2012	Units Issued During the Period	Units Outstanding as of December 31, 2013
Class A Units	22,160.665	355,156.004	377,316.669
Class C Units	—	42,721.867	42,721.867
Class I Units	—	1,139,098.233	1,139,098.233

Total	22,160.665	1,536,976.104	1,559,136.769

Note 8. Distributions

On June 12, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day. On August 2, 2013, $857 of these distributions were paid in cash and on July 31, 2013, $18,547 were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

On July 24, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from August 1 through August 31, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day. On September 3 and September 5, 2013, $22,932 of these distributions were paid in cash and on August 30, 2013, $1,452 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On August 6, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from September 1 through December 31, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day. On October 2, 2013, $22,892 of these distributions were paid in cash and on December 31, 2013, $1,771 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On September 18, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On November 4, 2013, $47,409 of these distributions were paid in cash and on October 31, 2013, $6,287 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On October 30, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from November 1 through November 30, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On December 2, 2013, $57,275 of these distributions were paid in cash and on November 30, 2013, $9,370 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On December 18, 2013, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from December 1 through December 31, 2013. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On January 2, 2014, $65,015 of these distributions were paid in cash and on December 31, 2013, $12,835 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the period beginning June 11, 2013, the date the Company commenced operations, and ended December 31, 2013. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and therefore the financial highlights are equal for each of the outstanding classes. Information for the period ended December 31, 2012 is not included since operations did not commence until 2013 and it is not considered meaningful.

Per unit data (1):
Net proceeds before offering costs (2)	$9.025
Offering costs	(0.453)

Net Proceeds after offering costs	8.572
Net investment income	0.271
Distributions	(0.335)
Capital contribution	0.064

Net increase/(decrease) in net assets	0.000

Net asset value at end of period	$8.572

Total return based on net asset value (3)	3.908%
Net assets at end of period	$13,365,263
Units Outstanding at end of period	1,559,136.769
Ratio/Supplemental data (annualized) (3)(4):
Ratio of net investment income to average net assets	5.52%
Ratio of operating expenses to average net assets	0.79%

[1]	The per unit data was derived by using the weighted average units outstanding during the period from June 11, 2013 through December 31, 2013 which was 796,318.386
[2]	Represents net asset value at the beginning of the period.
[3]	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the period beginning June 11, 2013 and ended December 31, 2013, prior to the effect of the Amended and Restated Operating Expense Responsibility Agreement were (10.82%), (20.22%) and 26.54%, respectively. The ratio of net investment income and ratio of net expenses to average net assets for the year ended December 31, 2013 have been annualized assuming consistent results over a full fiscal year, and are calculated using the full twelve month period ending December 31, 2013.
[4]	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the Company’s brief period of operations through December 31, 2013.

Note 10. Selected Quarterly Data (Unaudited)

	2013
	Q4	Q3	Q2	Q1
Total investment income	$147,149	$95,868	$3,674	$39
Net investment income	$147,149	$67,966	$620	$3
Net increase in net assets resulting from operations	$147,149	$67,966	$620	$3
Basic and diluted earning per unit	$0.12	$0.16	$0.01	$0.00
Net asset value per unit as of the end of the quarter	$8.572	$8.573	$8.575	$9.018

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2013, except as discussed below.

Distributions

On January 28, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2014. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On February 3, 2014, these distributions were paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On February 24, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2014. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On March 3, 2014, these distributions were paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On March 25, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2014. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 3, 2014.

Status of the Offering

Subsequent to December 31, 2013 through March 25, 2014, the Company sold approximately 829,843 units in the Offering (including units issued pursuant to the DRIP) for approximately $7,489,000 in gross proceeds. As of March 25, 2014, the Company had received approximately $21.6 million in total gross offering proceeds through the issuance of approximately 2.4 million total units in the Offering (including units issued pursuant to the DRIP).

Unit Offering Price

Pursuant to the net asset value determination by the Company’s board of managers, the value has not increased above nor decreased below our net proceeds per unit; therefore, the Company will continue to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. The Company’s net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $51,034 in the quarter ended December 31, 2013 or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations.

Investments

Subsequent to December 31, 2014 through March 25, 2014, the Company funded approximately $5.1 million in new loans.

Agreements

In February 2014, we entered into an Amended and Restated Advisory Agreement with the Advisor to renew our arrangement with the Advisor for an additional year.

On March 5, 2014 we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the terms of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2013, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2013. For additional information refer to Note 2 and 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 31, 2014

/s/ Brent L. VanNorman Brent L. VanNorman	Interim Chief Financial Officer (principal financial and accounting officer)	March 31, 2014

/s/ Mark Torline Mark Torline	Manager	March 31, 2014

/s/ Terry Otton Terry Otton	Manager	March 31, 2014

/s/ Cynthia Hostetler Cynthia Hostetler	Manager	March 31, 2014

/s/ R. Michael Barth R. Michael Barth	Manager	March 31, 2014

SUPPLEMENTAL INFORMATION

No proxy statement has been sent to the registrant’s unitholders. If a proxy statement is delivered to more than ten of the registrant’s unitholders with respect to an annual or other meeting of unitholders, copies of such materials will be furnished to the SEC at that time. The registrant will deliver to its unitholders a copy of this annual report on Form 10-K.