Form 10-Q
period 2014-03-31
TriLinc Global Impact Fund LLC
filed 2014-05-15
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I. Financial Information

Item 1.	Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $14,882,441 and $6,547,061, respectively)	$14,882,441	$6,547,061
Cash	6,583,010	6,666,659
Interest receivable	133,102	114,809
Due from affiliates (see Note 5)	367,646	79,109
Prepaid expenses	30,960	54,180

Total assets	21,997,159	13,461,818

LIABILITIES
Due to unitholders	95,043	65,015
Due to affiliates (see Note 6)	4,523	31,391
Deferred revenue	50,000	—
Other payables	—	149

Total liabilities	149,566	96,555

NET ASSETS	$21,847,593	$13,365,263

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$7,161,776	$3,405,283
Net capital paid in on Class C units	719,622	385,565
Net capital paid in on Class I units	15,139,880	10,280,361
Offering costs	(1,173,685)	(705,946)

Net assets (equivalent to $8.565 and $8.572, respectively per Class A, Class C and Class I unit based on units outstanding of 2,550,833.153 and 1,559,136,769, respectively)	$21,847,593	$13,365,263

Net assets, Class A (units outstanding of 793,548.292 and 377,316.669, respectively)	$6,796,650	$3,234,442
Net assets, Class C (units outstanding of 79,736.548 and 42,721.867, respectively)	682,934	366,221
Net assets, Class I (units outstanding of 1,677,548.313 and 1,139,098.233, respectively)	14,368,009	9,764,600

Net assets	$21,847,593	$13,365,263

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
INVESTMENT INCOME
Interest income	$289,773	$—
Interest from cash	—	39

Total investment income	289,773	39

EXPENSES
Management fees	109,079	—
Incentive fees	57,955	—
Bank service charges	—	36

Total expenses	167,034	36

Expense support payment from Sponsor	(167,034)	—

Net expenses	—	36

NET INVESTMENT INCOME	289,773	3

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$289,773	$3

NET INCOME PER UNITS - BASIC AND DILLUTED	$0.14	$0.00
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILLUTED	2,076,096.502	22,160.665

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
INCREASE FROM OPERATIONS
Net investment income	$289,773	$3

Net increase from operations	289,773	3

DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(101,273)	—
Distributions to Class C unitholders	(7,966)	—
Distributions to Class I unitholders	(212,222)	—

Net decrease from distributions	(321,461)	—

INCREASE/(DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units	3,756,450	—
Issuance of Class C units	334,068	—
Issuance of Class I units	4,859,489	—
Contribution from Sponsor	31,750	—
Offering costs	(467,739)	—

Net increase from capital transactions	8,514,018	—

Net increase in net assets	8,482,330	3
Net assets at beginning of period	13,365,263	199,862

Net assets at end of period	$21,847,593	$199,865

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$289,773	$3
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Purchase of investments	(8,822,516)
Maturity of investments	521,145
Accretion of discounts on investments	(34,009)	—
Increase in interest receivable	(18,293)	—
Increase in due from affiliates	(256,787)	—
Decrease in prepaid expenses	23,220	—
Increase in due to unitholders	30,028	—
Decrease in due to affiliates	(26,868)	—
Increase in deferred revenue	50,000
Decrease in other payable	(149)	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,244,456)	3

Cash flows from financing activities
Proceeds from issuance of units	8,878,525	—
Distributions paid to unitholders	(249,979)	—
Payments of offering costs	(467,739)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,160,807	—

TOTAL INCREASE (DECREASE) IN CASH	(83,649)	3
CASH AT BEGINNING OF THE PERIOD	6,666,659	200,114

CASH AT END OF THE PERIOD	$6,583,010	$200,117

Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$71,482	$—
Capital contribution from our Sponsor	31,750

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2014

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity	Principal Amount	Current Commitment (3)	Amortized Cost	Fair Value	% of Net Assets
Secured Mezzanine Term Loan (1)
Indonesia	PT Indah Global Semesta (IGS) (4)	Consumer Electronics	Electronics Retailer	10.00%		4.5%	7/26/2014	$5,000,000	$5,000,000	$4,931,622	$4,931,622	22.6%

Total Secured Mezzanine Term Loan										4,931,622	4,931,622	22.6%

Senior Secured Term Loan Participations (1)
Peru	Corporacion Prodesa S.R.L.	Consumer Products	Diaper Manufacturer	13.00 13.10	%- %	0.0%	2/15/2015- 7/12/2016	2,750,000	2,750,000	2,750,000	2,750,000	12.6%
Brazil	Usivale Industria y Commercio	Agricultural Products	Sugar Producer	12.43%		0.0%	12/15/2014- 12/15/2016	3,000,000	3,000,000	3,000,000	3,000,000	13.7%
Peru	Phoenix Foods, S.A.C.	Food Products	Food Processor	13.00%		0.0%	11/29/2014	576,000	576,000	576,000	576,000	2.6%

Total Senior Secured Term Loan Participations										6,326,000	6,326,000	29.0%

Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.41%		0.0%	4/2/2015	3,136,738	5,000,000	3,136,738	3,136,738	14.4%
Chile	Forestal Rio Calle Calle S.A.	Forest Products	Sustainable Timber Exporter	9.85%		0.0%	10/16/2014	415,000	500,000	415,000	415,000	1.9%
Ecuador	Gondi. S.A.	Meat, Poultry & Fish	Other	12.46 12.55	%- %	0.0%	8/08/2014- 9/21/2014	73,081	500,000	73,081	73,081	0.3%

Total Senior Secured Trade Finance Participations										3,624,819	3,624,819	16.6%

Total Investments										$14,882,441	$14,882,441

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Other than the IGS loan facility, all other loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[4]	Subject to the Advisor’s approval, the borrower has the option to extend the loan for 3 years at 12-month intervals.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2013

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity	Principal Amount	Current Commitment (3)	Amortized Cost	Fair Value	% of Net Assets
Secured Mezzanine Term Loan (1)
Indonesia	PT Indah Global Semesta (IGS) (4)	Consumer Electronics	Electronics Retailer	10.00%		4.50%	7/26/2014	$3,000,000	3,000,000	$2,952,836	$2,952,836	22.1%

Total Secured Mezzanine Term Loan										2,952,836	2,952,836	22.1%

Senior Secured Term Loan Participations (1)
Peru	Corporacion Prodesa S.R.L.	Consumer Products	Diaper Manufacturer	13.10%		0.0%	7/12/2016	500,000	500,000	500,000	500,000	3.7%
Brazil	Usivale Industria y Commercio	Agricultural Products	Sugar Producer	12.43%		0.0%	12/15/2014- 12/15/2016	2,500,000	2,500,000	2,500,000	2,500,000	18.7%

Total Senior Secured Term Loan Participations										3,000,000	3,000,000	22.4%

Senior Secured Trade Finance Participations (1)
Chile	Forestal Rio Calle Calle S.A.	Forest Products	Sustainable Timber Exporter	9.85%		0.0%	1/14/2014	500,000	500,000	500,000	500,000	3.7%
Ecuador	Gondi. S.A.	Meat, Poultry & Fish	Other	12.46 12.55	%- %	0.0%	8/08/2014- 9/21/2014	94,225	500,000	94,225	94,225	0.7%

Total Senior Secured Trade Finance Participations										594,225	594,225	4.4%

Total Investments										$6,547,061	$6,547,061

.

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Other than the IGS loan facility, all other loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[4]	Subject to the Advisor’s approval, the borrower has the option to extend the loan for 3 years at 12-month intervals.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2014

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

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or February 25, 2015, unless extended.

Although the Company was organized and intends to conduct its business in a manner so that it is not required to register as an investment company under the Investment Company Act of 1940, as amended, the consolidated financial statements are prepared using the specialized accounting principles of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Overall, the Company’s management believes the use of investment company accounting makes the Company’s financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of March 31, 2014, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. (“TGIF-LA”) and TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC. As of March 31, 2014, the Company has made, through its subsidiaries, loans in several countries located in South America and Asia.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2014.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. Transactions between subsidiaries, to the extent they occur, are eliminated in consolidation. The consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals, that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented.

Cash

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in any such accounts.

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Fund during 2013. Prepaid insurance is being amortized over the term of the insurance policy which is one year. The amortization of prepaid expense for the three months ended March 31, 2014 is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. The Company records prepayment premiums on loans and debt securities as interest income on a straight line basis, which we have determined not to be materially different from the effective yield method.

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

Investments for which market quotations are readily available are valued at those quotations. Most of our investments are loans to private companies, which are not actively traded in any market and for which quotations are not available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, our board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

1.	Each investment is valued by the Advisor in collaboration with the relevant sub-advisor;

2.	For all investments with a maturity of greater than 12 months, we have engaged Duff & Phelps, LLC (“Duff & Phelps”) to conduct a review on the reasonableness of our internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually, and provide an opinion that the Advisor’s estimate of fair value for each investment is reasonable;

3.	The audit committee of our board of managers reviews and discusses the preliminary valuation prepared by the Advisor and any opinion rendered by Duff & Phelps; and

4.	Our board of managers discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, Duff & Phelps and the audit committee. Our board of managers is ultimately responsible for the determination, in good faith, of the fair value of each investment.

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

At March 31, 2014, no tax liability for uncertain tax provision has been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive unit outstanding at March 31, 2014.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2014 or December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

The Company may reimburse the dealer manager for certain expenses that are deemed underwriting compensation. Assuming an aggregate selling commission and a dealer manager fee of 9.75% of the gross offering proceeds (which assumes all offering proceeds come from Class A units), the Company would reimburse the dealer manager in an amount up to 0.25% of the gross offering proceeds. Because the aggregate selling commission and dealer manager fees will be less than 9.75% of the gross offering proceeds due to a portion of the offering proceeds coming from the sale of Class C and Class I units, the Company may reimburse the dealer manager for expenses in an amount greater than 0.25% of the gross offering proceeds, provided that the Company will not pay or reimburse any of the foregoing costs to the extent such payment would cause total underwriting compensation to exceed 10.0% of the gross proceeds of the primary offering as of the termination of the Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Operating Expense Responsibility Agreement

The Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement effective as of June 11, 2013 and covering expenses through March 31, 2014. Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through March 31, 2014 and will additionally pay the accrued operating expenses of the Company as of March 31, 2014 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and, therefore, have not been recorded as expenses of the Company as of March 31, 2014. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 was effective on January 1, 2014, and did not have a material effect on the Company’s consolidated financial statements.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially

At March 31, 2014, the Company’s investment portfolio included 7 companies and was comprised of $4,931,622 or 33.1% in secured mezzanine term loans, $6,326,000 or 42.5% in senior secured term loan participations, and $3,624,819 or 24.4.1% in senior secured trade finance participations. The Company’s largest loan by value was $4,931,622 or 33.1% of total investments. The Company’s 3 largest loans by value comprised 74.4% of the Company’s portfolio at March 31, 2014. Participation in loans amounted to $9,950,819 or 66.9% and direct loans amounted to $4,931,622 or 33.1% of the Company’s total portfolio at March 31, 2014.

Note 3. Fair Value Measurements

The following table summarizes the fair value of the Company’s investments based on the inputs at March 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$6,326,000	$—	$—	$6,326,000
Secured mezzanine term loan	4,931,622	—	—	4,931,622
Senior secured trade finance participations	3,624,819	—	—	3,624,819

Total	$14,882,441	$—	$—	$14,882,441

The following table summarizes the fair value of the Company’s investments based on the inputs at December 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$3,000,000	$—	$—	$3,000,000
Secured mezzanine term loan	2,952,836	—	—	2,952,836
Senior secured trade finance participations	594,225	—	—	594,225

Total	$6,547,061	$—	$—	$6,547,061

The following is a reconciliation for the three months ended March 31, 2014 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2013	Purchases	Maturities or Prepayments	Amortization	Fair Value at March 31, 2014
Senior secured term loan participations	$3,000,000	$3,326,000	$—	$—	$6,326,000
Secured mezzanine term loan	2,952,836	1,944,777	—	34,009	4,931,622
Senior secured trade finance participations	594,225	3,551,739	(521,145)	—	3,624,819

Total	$6,547,061	$8,822,516	$(521,145)	$34,009	$14,882,441

As of March 31, 2014, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2014:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$3,624,819	Income approach	Market yield	9.41% - 12.55% (9.52%)
Secured mezzanine term loan	$4,931,622	Income approach	Market yield	14.50%
Senior secured term loan participations	$6,326,000	Income approach	Market yield	12.43% - 13.10% (12.77%)

The significant unobservable inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

For details of the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 4.

Note 4. Investments

As of March 31, 2014, the Company’s investment consisted of the following:

	Amortized Cost	Fair Value	Percentage of Total
Senior secured term loan participations	$6,326,000	$6,326,000	42.5%
Secured mezzanine term loan	4,931,622	4,931,622	33.1%
Senior secured trade finance participations	3,624,819	3,624,819	24.4%

Total investments	$14,882,441	$14,882,441	100.0%

As of December 31, 2013, the Company’s investment consisted of the following:

	Amortized Cost	Fair Value	Percentage of Total
Senior secured term loan participations	$3,000,000	$3,000,000	45.8%
Secured mezzanine term loan	2,952,836	2,952,836	45.1%
Senior secured trade finance participations	594,225	594,225	9.1%

Total investments	$6,547,061	$6,547,061	100.0%

The industry composition of the Company’s portfolio, at fair market value, as of March 31, 2014 and December 31, 2013 was as follows:

	As of March 31, 2014		As of December 31, 2013
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Consumer Electronics	$4,931,622	33.1%	$2,952,836	45.1%
Agricultural Products	6,136,738	41.2%	2,500,000	38.2%
Personal and Nondurable Consumer Products	2,750,000	18.5%	500,000	7.6%
Food Products	576,000	3.9%	—	0.0%
Forest Products	415,000	2.8%	500,000	7.6%
Meat, Poultry & Fish	73,081	0.5%	94,225	1.4%

Total	$14,882,441	100.0%	$6,547,061	100.0%

The table below shows the portfolio composition by geography classification at fair value as of March 31, 2014 and December, 31, 2013:

	As of March 31, 2014		As of December 31, 2013
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Indonesia	$4,931,622	33.1%	$2,952,836	45.1%
Peru	3,326,000	22.3%	500,000	7.6%
Argentina	3,136,738	21.1%	—	0.0%
Brazil	3,000,000	20.2%	2,500,000	38.2%
Chile	415,000	2.8%	500,000	7.6%
Ecuador	73,081	0.5%	94,225	1.4%

Total	$14,882,441	100.0%	$6,547,061	100.0%

Note 5. Related Parties

Agreements

Advisory Agreement

Asset management fees payable to the Advisor are remitted quarterly in arrears and are equal to 0.50% (2.00% per annum) of Gross Asset Value, as defined in the Amended and Restated Advisory Agreement between the Company and the Advisor. Asset management fees are paid to the Advisor in exchange for fund management and administrative services. Although the Advisor manages, on the Company’s behalf, many of the risks associated with global investments in developing economies, management fees do not include the cost of any hedging instruments or insurance policies that may be required to appropriately manage the Company’s risk. If certain financial goals are reached by the Company, the Company is required to pay the Advisor an incentive fee on net investment income and an incentive fee on capital gains. The incentive fee on net investment income, or the subordinated incentive fee on income, is calculated and payable quarterly in arrears and is based upon the Company’s pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee is earned by the Advisor in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (6.00% annualized) (the “Preferred Return”). In any quarter, all of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly Preferred Return, but is less than or equal to 1.875% (7.50% annualized) at the end of the immediately preceding fiscal quarter, is payable to the Advisor. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.875% on its net assets at the end of the immediately preceding fiscal quarter, the incentive fee on income equals 20% of the amount of the Company’s pre-incentive fee net investment income.

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee for the three months ended March 31, 2014.

In February 2014, we entered into an Amended and Restated Advisory Agreement with the Advisor to renew the Company’s arrangement with the Advisor for an additional year.

Transactions

For the three months ended March 31, 2014, the Company incurred $516,738 in operating expenses excluding the management and incentive fees earned by the Advisor. As discussed in Note 2, the Sponsor assumed responsibility for all of the Company’s operating expenses under the Amended and Restated Operating Expense Responsibility Agreement.

For the three months ended March 31, 2014, the Advisor earned $109,079 in management fees and $57,955 in incentive fees which were paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

As of March 31, 2014, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid approximately $1,761,900 of operating expenses on behalf of the Company and will pay or reimburse to us an additional $706,600 of expenses, which have been accrued by the Sponsor as of March 31, 2014. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

On March 31, 2014, the Sponsor made a capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income.

Due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $367,646 is comprised of $335,896 due from the Sponsor in connection with the Amended and Restated Operating Expense Responsibility Agreement and $31,750, in capital contribution due from the Sponsor. The $335,896 in operating expenses were paid by the Company during the three months ended March 31, 2014, but under the terms of the Amended and Restated Operating Expense Responsibility Agreement are the responsibility of the Sponsor.

For the three months ended March 31, 2014, the Company paid $87,469 in dealer manager fees and $318,954 in selling commission to the Company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Note 6. Organization and Offering Costs

As of March 31, 2014, the Sponsor has paid approximately $5.3 million of offering costs and $236 thousand of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $486,000 of offering costs, which were incurred by the Sponsor during the three months ended March 31, 2014. During the three months ended March 31, 2014, $463,216 was paid and $4,523 was recognized as a liability to the Sponsor as payment towards the reimbursement of offering costs. The total for the three months ended March 31, 2014 of $467,739 is included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. As of March 31, 2014 the Company has reimbursed the Sponsor a total of $1,173,685 of offering costs.

Note 7. Unit Capital

The Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary of the units issued during the three months ended March 31, 2014:

	Units Outstanding as of December 31, 2013	Units Issued During the Period	Units Outstanding as of March 31, 2014
Class A units	377,316.669	416,231.623	793,548.292
Class C units	42,721.867	37,014.681	79,736.548
Class I units	1,139,098.233	538,450.080	1,677,548.313

Total	1,559,136.769	991,696.384	2,550,833.153

Note 8. Distributions

On January 28, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On February 4, 2014, $71,184 of these distributions were paid in cash and on January 31, 2014, $21,091 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On February 24, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On March 3, 2014, $83,752 of these distributions were paid in cash and on February 28, 2014, $19,925 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On March 25, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On April 3, 2014 $95,043 of these distributions were paid in cash and on March 31, 2014, $30,466 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2014. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes. Information for the three months ended March 31, 2013 is not included since operations did not commence until June 11, 2013 and it is not considered meaningful.

Per unit data (1):
Net proceeds before offering costs (2)(3)	$9.025
Offering costs	(0.460)

Net Proceeds after offering costs	8.565
Net investment income	0.140
Distributions	(0.155)
Capital contribution	0.015

Net increase/(decrease) in net assets	0.000

Net asset value at end of period (3)	$8.565

Total return based on net asset value (4)	1.808%
Net assets at end of period	$21,847,593
Units Outstanding at end of period	2,550,833.153
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income to average net assets	6.67%
Ratio of operating expenses to average net assets	0.00%

1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2014 which was 2,076,096.502
2	Represents net asset value at the beginning of the period.

3	Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014 and December 31, 2013 of $31,750 and $51,034, respectively
4	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the three months ended March 31, 2014, prior to the effect of the Amended and Restated Operating Expense Responsibility Agreement were (2.04%), (9.08%) and 15.75%, respectively.
5	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the Company’s brief period of operations through March 31, 2014.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2014, except as discussed below.

Distributions

On April 21, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On May 1, 2014, $97,345 of these distributions were paid in cash and on April 30, 2014, $40,089 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to March 31, 2014 through May 9, 2014, the Company sold approximately 220,376 units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan) for approximately $2,081,000 in gross proceeds. As of May 9, 2014, the Company had received approximately $25.6 million in total gross offering proceeds through the issuance of approximately 2.8 million total units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Pursuant to the net asset value determination by the Company’s board of managers, the value has not increased above nor decreased below the Company’s net proceeds per unit; therefore, the Company will continue to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. The Company’s net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 in the quarter ended March 31, 2014 or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations.

Investments

It is not unusual, given the nature of the Company’s business that from time to time the Company’s borrowers may be late with payments on their obligations. Recently, one of the Company’s borrowers was late in making a $200,000 principal payment on one of the Company’s term loans. The borrower and its related parties have committed to make the payment in the near term. In the event this does not occur, the Company’s management will evaluate and determine any appropriate adjustment to the loan’s fair value, which could impact future results of operations.

Subsequent to March 31, 2014 through May 9, 2014, the Company funded approximately $4.6 million in new loans.

Agreements

On May 9, 2014, we entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through March 31, 2014, including management and incentive fees earned by the Advisor during the quarter ended March 31, 2014. For additional information refer to Note 2 and 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our ability to raise capital in our public offering;

•	our ability to purchase or make investments;

•	our business prospects and the prospects of our borrowers;

•	the economic, social and/or environmental impact of the investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the companies in which we invest;

•	our dependence on our Advisor and our dependence on and the availabilities of the financial resources of our Sponsor;

•	the ability of our sub-advisors and borrowers to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our borrowers.

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

Overview

We make impact investments in SMEs that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We were organized as a Delaware limited liability company on April 30, 2012. We have and intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940. We use the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, loan participations, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. A substantial portion of our assets consists of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns and income generation. We are externally managed and advised by TriLinc Advisors.

Our business strategy is to generate competitive financial returns and positive economic, social and environmental impact by providing financing to SMEs, primarily in developing economies. Our style of investment is referred to as impact investing, which J.P. Morgan Global Research and Rockefeller Foundation in a 2010 report called “an emerging alternative asset class” and defined as investing with the intent to create positive impact beyond financial return. We believe it is possible to generate competitive financial returns while creating positive, measurable impact. We measure the economic, social and environmental impact of our investments using industry-standard metrics, including the Impact Reporting and Investment Standards. Through our investments in SMEs, we believe we are enabling job creation and stimulating economic growth.

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

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of March 31, 2014, we had received subscriptions for and issued 2,550,833.153 of our units, including 13,489.722 units issued under our Distribution Reinvestment Plan, for gross proceeds of $23,473,620, including $121,744 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $104,816 and selling commissions of $347,582, for net proceeds of $23,021,222).

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. This is achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the three sub-advisors that we have contracted to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $1-10 million. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

Revenues

Since we anticipate that the majority of our assets will continue to consist of term loans and trade finance instruments, we expect that the majority of our revenue will continue to be generated in the form of interest. Our senior and subordinated debt investments may bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally is due at the maturity date. In addition, we generate revenue in the form of acquisition and other fees in connection with some transactions. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of asset management fees and expenses reimbursable to our Advisor under the Amended and Restated Advisory Agreement. We bear all other costs and expenses of our operations and transactions.

Since our inception through March 31, 2014, our Sponsor has assumed substantially all our operating expenses under the terms of the Amended and Restated Operating Expense Responsibility Agreement.

Portfolio and Investment Activity

During the three months ended March 31, 2014, we invested, either through direct loans or loans participation, $8,822,516 across 6 portfolio companies, including 2 new and 4 existing portfolio companies. The new investments consisted of senior secured term loan participations and senior secured trade finance participations. Additionally, we received proceeds from repayment of investment principal of $521,145. There was no investment activity during the three months ended March 31, 2013 since we did not commence operations until June 2013.

At March 31, 2014, our portfolio included 7 companies and was comprised of $4,931,622 or 33.1% in secured mezzanine term loans, $6,326,000 or 42.5% in senior secured term loan participations, and $3,624,819 or 24.4% in senior secured trade finance participations. Our largest loan by value was $4,931,622 or 33.1% of total investments. Our 3 largest loans by value comprised 74.4% of our portfolio at March 31, 2014. Participation in loans amounted to $9,950,819 or 66.9% and direct loans amounted to $4,931,622 or 33.1% of our total portfolio at March 31, 2014.

The weighted average yield of our secured mezzanine term loans, senior secured term loan participations, and senior secured trade finance participations at their current cost basis were 14.5%, 12.8% and 9.5%, respectively at March 31, 2014.

Results of Operations

Revenues. Interest income for the three months ended March 31, 2014 totaled $289,773. Interest income from loan participations and direct loans amounted to $116,333 and $139,431, respectively. Interest income also included $34,009 in amortization of upfront fees paid on our secured mezzanine term loan position. For the three month ended March 31, 2013, interest earned on our cash balance was $39 since we had not yet commenced operations.

Expenses. For the three months ended March 31, 2014, the management and incentive fees amounted to $109,079 and $57,955, respectively and were paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement. In addition, the Sponsor assumed responsibility for our operating expenses in the aggregate amount of $516,738 under the Amended and Restated Operating Expense Responsibility Agreement for expenses paid or incurred by the Company. We incurred $36 in bank fees during the three months ended March 31, 2013.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized or unrealized gains or losses for the three months ended March 31, 2014 and 2013.

Changes in Net Assets from Operations. For the three months ended March 31, 2014, and 2013, we recorded a net increase in net assets resulting from operations of $289,773 and $3, respectively.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2014, we had $6.6 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also generate cash in the future from debt financing. Our primary use of cash is to make loans, either directly or through participations, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. We sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

Based on the valuation with respect to the quarter ended March 31, 2014, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

As of March 31, 2014, the Company had sold approximately 2.55 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $23.5 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of March 31, 2014 we had no debt outstanding and no available sources of debt financing.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein as all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. On February 25, 2013, we entered into the Advisory Agreement with the Advisor. The Advisory Agreement was effective as of February 25, 2013, the date that the Company’s registration statement was declared effective by the SEC. In February 2014, we entered into an Amended and Restated Advisory Agreement with the Advisor to renew our arrangement with the Advisor for an additional year. The Advisor serves as our advisor in accordance with the terms of our Amended and Restated Advisory Agreement. Payments under our Amended and Restated Advisory Agreement in each reporting period consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

We also had unfunded commitments to two trade finance borrowers of $3.5 million as of March 31, 2014. These commitments expire in August and October 2014 and are subject to approval by our Advisor and the availability of funds. Our secured mezzanine term loan borrower, with an outstanding balance of $5 million as of March 31, 2014, has the option, based upon Company approval, to extend the maturity of the loan for 3 years in 12-month increments. Each extension requires the secured mezzanine term loan borrower to meet the extension criteria in the loan agreement and to pay a fee of 2.5% of the loan balance at the time of extension.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Amended and Restated Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that such reimbursement does not exceed 5.0% of the gross offering proceeds raised from the offering. As of March 31, 2014, the total amount that would be due to be reimbursed to the Sponsor is approximately $4.4 million.

Pursuant to the terms of an Amended and Restated Operating Expense Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through March 31, 2014 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $2.5 million through March 31, 2014.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions with respect to the Class C units is lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is allocated as a Class C specific expense. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the three months ended March 31, 2014 we have paid a total of $321,461 in distributions, comprised of $249,979 paid in cash and $71,482 reinvested under our Distribution Reinvestment Plan.

					Sources
Months ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
January 31, 2014	$0.05366	$71,183	21,091	92,274	$71,183	$—
February 28, 2014	$0.04846	83,752	19,925	103,677	83,752	—
March 31, 2014	$0.05366	95,044	30,466	125,510	63,294	31,750

Total for 1st quarter 2014		$249,979	$71,482	$321,461	$218,229	$31,750

July 31, 2013	$0.05366	$857	$18,547	$19,404	$857	$—
August 31, 2013	$0.05366	22,932	1,452	24,384	22,932	—
September 30, 2013	$0.05192	22,892	1,771	24,663	22,892	—
October 31, 2013	$0.05366	47,409	6,287	53,696	47,409	—
November 30, 2013	$0.05192	57,275	9,370	66,645	57,275	—
December 31, 2013	$0.05366	65,015	12,835	77,850	13,981	51,034

Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034

(1)	Capital contribution from our Sponsor

Legal Proceedings

The Company is not party to any legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2014, except as discussed below.

Distributions

On April 21, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On May 1, 2014, $97,345 of these distributions were paid in cash and on April 30, 2014, $40,089 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to March 31, 2014 through May 9, 2014, the Company sold approximately 220,376 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan ) for approximately $2,081,000 in gross proceeds. As of May 9, 2014, the Company had received $25.6 million in total gross offering proceeds through the issuance of approximately 2.8 million total units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Based on the Company’s net asset value of $21,847,593 as of March 31, 2014, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 and $51,034 in the quarters ended March 31, 2014 and December 31, 2013, respectively or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

It is not unusual, given the nature of the Company’s business that from time to time the Company’s borrowers may be late with payments on their obligations. Recently, one of the Company’s borrowers was late in making a $200,000 principal payment on one of the Company’s term loans. The borrower and its related parties have committed to make the payment in the near term. In the event this does not occur, the Company’s management will evaluate and determine any appropriate adjustment to the loan’s fair value, which could impact future results of operations.

Subsequent to March 31, 2014 through May 9, 2014, the Company funded approximately $4.6 million in new loans.

Agreements

On May 9, 2014 we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the term of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through March 31, 2014, including management fees earned by the Advisor during the quarter ended March 31, 2014.

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

ASC 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Investments for which market quotations are readily available are valued at those quotations. Most of our investments are loans to private companies, which are not actively traded in any market and for which quotations are not available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, our board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

1.	Each investment is valued by the Advisor in collaboration with the relevant sub-advisor;

2.	For all investments with a maturity of greater than 12 months, we have engaged Duff & Phelps, LLC (“Duff & Phelps”) to conduct a review on the reasonableness of our internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually, and provide an opinion that the Advisor’s estimate of fair value for each investment is reasonable;

3.	The audit committee of our board of managers reviews and discusses the preliminary valuation prepared by the Advisor and any opinion rendered by Duff & Phelps; and

4.	Our board of managers discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, Duff & Phelps and the audit committee. Our board of managers is ultimately responsible for the determination, in good faith, of the fair value of each investment.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans for accounting purposes if we have reason to doubt our ability to collect such interest. We record prepayment premiums on loans and debt securities as interest income on a straight line basis, which we have determined not to be materially different from the effective yield method.

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

Organization Expenses

Organization expenses, together with offering expenses, are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

Offering Expenses

Offering expenses, which consist of fees paid in relation to items such as legal, accounting, regulatory and printing work incurred related to our offering, are charged directly against the proceeds of the offering. Offering expenses, together with organization expenses, are reimbursable to the Sponsor up to the O&O Reimbursement Limit and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are, therefore, not included on the Statements of Assets and Liabilities as of December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

The Company may reimburse the dealer manager for certain expenses that are deemed underwriting compensation. Assuming an aggregate selling commission and a dealer manager fee of 9.75% of the gross offering proceeds (which assumes all offering proceeds come from Class A units), the Company would reimburse the dealer manager in an amount up to 0.25% of the gross offering proceeds. Because the aggregate selling commission and dealer manager fees will be less than 9.75% of the gross offering proceeds due to a portion of the offering proceeds coming from the sale of Class C and Class I units, the Company may reimburse the dealer manager for expenses in an amount greater than 0.25% of the gross offering proceeds, provided that the Company will not pay or reimburse any of the foregoing costs to the extent such payment would cause total underwriting compensation to exceed 10.0% of the gross proceeds of the primary offering as of the termination of the Offering, as required by the rules of FINRA.

Expense Responsibility Agreement

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through March 31, 2014 and will additionally pay the accrued operating expenses of the Company as of March 31, 2014 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and, therefore, have not been recorded as expenses of the Company as of March 31, 2014. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 is effective on January 1, 2014, and did not have a material effect on the Company’s consolidated financial statements.

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

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

There are no pending material legal proceedings to which the Company or any of our subsidiaries or any of our property is subject.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

As of March 31, 2014, we had received subscriptions for and issued 2,550,833.153 of our units, including 13,489.722 units issued under our Distribution Reinvestment Plan, for gross proceeds of $23,473,620 including $121,744 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $104,816 and selling commissions of $347,582, for net proceeds of $23,021,222). From the net offering proceeds, we paid and accrued a total of $1,173,685 towards reimbursement to our Sponsor for our organization and offering costs. With net offering proceeds, we have financed a total of $14,882,441 in senior secured trade finance, secured mezzanine term loan, and senior secured term loan transactions.

As of March 31, 2014, approximately $4.4 million remained payable to our Sponsor for costs related to our organization and offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

3.1	Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.3	Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013 as supplemented by the Prospectus Supplement No. 8 filed pursuant to Rule 424(b)(3) with the SEC on October 4, 2013.

10.1	Amended and Restated Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 25, 2014. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-185676) filed with the SEC on April 8, 2014 (“Amendment No. 1”).

10.2*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated May 9, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and Interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 15, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

May 15, 2014	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 15, 2014	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Interim Chief Financial Officer