Form 10-Q
period 2014-06-30
TriLinc Global Impact Fund LLC
filed 2014-08-13
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $17,993,558 and $6,547,061, respectively)	$17,993,558	$6,547,061
Cash	10,981,833	6,666,659
Interest receivable	239,778	114,809
Due from affiliates (see Note 5)	814,394	79,109
Prepaid expenses	7,740	54,180

Total assets	30,037,303	13,461,818

LIABILITIES
Due to unitholders	128,489	65,015
Management fee payable	149,467	—
Due to affiliates (see Note 6)	15,480	31,391
Other payables	—	149

Total liabilities	293,436	96,555

NET ASSETS	$29,743,867	$13,365,263

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$12,599,702	$3,405,283
Net capital paid in on Class C units	1,704,981	385,565
Net capital paid in on Class I units	17,058,237	10,280,361
Offering costs	(1,619,053)	(705,946)

Net assets (equivalent to $8.559 and $8.572, respectively per Class A, Class C and Class I unit based on units outstanding of 3,475,116.678 and 1,559,136.769, respectively)	$29,743,867	$13,365,263

Net assets, Class A (units outstanding of 1,396,088.817 and 377,316.669, respectively)	$11,949,262	$3,234,442
Net assets, Class C (units outstanding of 188,917.532 and 42,721.867, respectively)	1,616,964	366,221
Net assets, Class I (units outstanding of 1,890,110.329 and 1,139,098.233, respectively)	16,177,641	9,764,600

Net assets	$29,743,867	$13,365,263

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
INVESTMENT INCOME
Interest income	$656,910	$3,674	$946,684	$3,674
Interest from cash	651	—	651	39

Total investment income	657,561	3,674	947,335	3,713

EXPENSES
Management fees	149,467	3,090	258,546	3,090
Incentive fees	99,663	—	157,618	—
Operating expenses	9,780	—	9,780	—

Total expenses	258,910	3,090	425,944	3,090
Expense support payment from Sponsor	(99,663)	—	(266,697)	—

Net expenses	159,247	3,090	159,247	3,090

NET INVESTMENT INCOME	498,314	584	788,088	623

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$498,314	$584	$788,088	$623

NET INCOME PER UNITS - BASIC AND DILUTED	$0.17	$0.01	$0.32	$0.01
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	2,906,193.746	91,828.126	2,493,438.210	57,186.847

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
INCREASE FROM OPERATIONS
Net investment income	$788,088	$623

Net increase from operations	788,088	623

DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(269,458)	—
Distributions to Class C unitholders	(28,208)	—
Distributions to Class I unitholders	(522,111)	—

Net decrease from distributions	(819,777)	—

INCREASE/(DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units	9,194,335	2,900,000
Issuance of Class C units	1,319,449	—
Issuance of Class I units	6,777,866	19,650
Contribution from Sponsor	31,750	—
Offering costs	(913,107)	(155,983)

Net increase from capital transactions	16,410,293	2,763,667

Net increase in net assets	16,378,604	2,764,290
Net assets at beginning of period	13,365,263	199,862

Net assets at end of period	$29,743,867	$2,964,152

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$788,088	$623
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(17,465,336)	(737,325)
Maturity of investments	6,121,226
Accretion of discounts on investments	(102,387)	—
Increase in interest receivable	(124,969)	(3,237)
Increase in due from affiliates	(754,569)	—
Decrease in prepaid expenses	46,440	—
Increase in due to unitholders	63,474	—
Increase in management fee payable	149,467	3,090
Decrease in due to affiliates	—	350
Decrease in other payable	(149)	—

NET CASH USED IN OPERATING ACTIVITIES	(11,278,715)	(736,499)

Cash flows from financing activities
Proceeds from issuance of units	17,068,565	2,919,650
Distributions paid to unitholders	(596,692)	—
Payments of offering costs	(929,018)	(155,983)
Capital contribution from our Sponsor	51,034	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,593,889	2,763,667

TOTAL INCREASE IN CASH	4,315,174	2,027,168
CASH AT BEGINNING OF THE PERIOD	6,666,659	200,114

CASH AT END OF THE PERIOD	$10,981,833	$2,227,282

Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$223,085	$—
Capital contribution from our Sponsor	31,750

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of June 30, 2014

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Peru	Corporacion Prodesa S.R.L.	Consumer Products	Diaper Manufacturer	13.00 13.10	%- %	0.0%	2/15/2015- 7/12/2016	2,750,000	2,750,000	2,750,000	2,750,000	9.2%
Brazil	Usivale Industria y Commercio	Agricultural Products	Sugar Producer	12.43%		0.0%	12/15/2014- 12/15/2016	3,000,000	3,000,000	3,000,000	3,000,000	10.1%
Peru	Phoenix Foods, S.A.C.	Food Products	Food Processor	13.00%		0.0%	11/29/2014	464,000	464,000	464,000	464,000	1.6%

Total Senior Secured Term Loan Participations										6,214,000	6,214,000	20.9%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.41%		0.0%	4/2/2015	3,136,738	5,000,000	3,136,738	3,136,738	10.5%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co- Operative	10.33%		0.0%	8/1/2014	3,142,820	5,000,000	3,142,820	3,142,820	10.6%
Peru	Conductores y Cables del Peru	Electrical Equipment	Insulated Wire Manufacturer	8.00%		0.0%	9/25/2014	1,500,000	3,000,000	1,500,000	1,500,000	5.0%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%		0.0%	6/5/2015	4,000,000	5,000,000	4,000,000	4,000,000	13.4%

Total Senior Secured Trade Finance Participations										11,779,558	11,779,558	39.5%

Total Investments										$17,993,558	$17,993,558

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Given the nature of trade finance contracts, trade finance borrowers typically have a 30 day grace period relative to the maturity date.
[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2013

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity	Principal Amount	Current Commitment (3)	Amortized Cost	Fair Value	% of Net Assets
Secured Mezzanine Term Loan (1)
Indonesia	PT Indah Global Semesta (IGS) (4)	Consumer Electronics	Electronics Retailer	10.00%		4.50%	7/26/2014	$3,000,000	3,000,000	$2,952,836	$2,952,836	22.1%

Total Secured Mezzanine Term Loan										2,952,836	2,952,836	22.1%
Senior Secured Term Loan Participations (1)
Peru	Corporacion Prodesa S.R.L.	Consumer Products	Diaper Manufacturer	13.10%		0.0%	7/12/2016	500,000	500,000	500,000	500,000	3.7%
Brazil	Usivale Industria y Commercio	Agricultural Products	Sugar Producer	12.43%		0.0%	12/15/2014- 12/15/2016	2,500,000	2,500,000	2,500,000	2,500,000	18.7%

Total Senior Secured Term Loan Participations										3,000,000	3,000,000	22.4%
Senior Secured Trade Finance Participations (1)
Chile	Forestal Rio Calle Calle S.A.	Forest Products	Sustainable Timber Exporter	9.85%		0.0%	1/14/2014	500,000	500,000	500,000	500,000	3.7%
Ecuador	Gondi. S.A.	Meat, Poultry & Fish	Other	12.46 12.55	%- %	0.0%	8/08/2014- 9/21/2014	94,225	500,000	94,225	94,225	0.7%

Total Senior Secured Trade Finance Participations										594,225	594,225	4.4%

Total Investments										$6,547,061	$6,547,061

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Other than the IGS loan facility, all other loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[4]	Subject to the Advisor’s approval, the borrower has the option to extend the loan for 3 years at 12-month intervals.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

June 30, 2014

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of June 30, 2014, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. (“TGIF-LA”), TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), and TriLinc Global Impact Fund – African Trade Finance, Ltd. (“TGIF-ATF”) (which was organized on June 20, 2014), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC. As of June 30, 2014, the Company has made, through its subsidiaries, loans in several countries located in South America and Asia.

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2014.

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

Cash

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company considers the credit risk of this financial institution to be remote and has not experienced and does not expect to experience any losses in any such accounts.

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2013. Prepaid insurance is being amortized over the term of the insurance policy, which is one year. The amortization of prepaid expense for the three and six months ended June 30, 2014, is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight line basis, which we have determined not to be materially different from the effective yield method. The Company records prepayment fees on loans and debt securities as interest income.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 — Valuations based on inputs other than quoted prices included in Level 1, which are either directly or indirectly observable.

•	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The board of managers, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or the effects of acquisitions, recapitalizations, restructurings or other similar items.

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

At June 30, 2014, no tax liability for uncertain tax provision has been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis and commenced with respect to the first full quarter after the Company commenced operations. The Company calculates its net asset value per unit by subtracting total liabilities from the total value of the Company’s assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. The net asset value per Class A, Class C and Class I units are calculated on a pro-rata basis based on total units outstanding.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at June 30, 2014 and 2013.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2014 or December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

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

Operating Expense Responsibility Agreement

On August 8, 2014, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement effective as of June 11, 2013 and covering expenses through June 30, 2014. Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through June 30, 2014 and will additionally pay the accrued operating expenses of the Company as of June 30, 2014 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and, therefore, have not been recorded as expenses of the Company as of June 30, 2014. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

Risk Factors

The Company has limited operating history and is subject to the business risks and uncertainties associated with any new business. As an externally-managed Company, the Company is largely dependent on the efforts of the Advisor and other service providers.

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

The Company’s investments consist of loans, loan participations and trade finance that are illiquid and non-traded, making purchase or sale of such financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially.

At June 30, 2014, the Company’s investment portfolio included 7 companies and was comprised of $6,214,000 or 34.5% in senior secured term loan participations, and $11,779,558 or 65.5% in senior secured trade finance participations. The Company’s largest loan by value was $4,000,000 or 22.2% of total investments. Participation in loans amounted to 100% of the Company’s total portfolio at June 30, 2014.

Note 3. Fair Value Measurements

The following table summarizes the fair value of the Company’s investments based on the inputs at June 30, 2014:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$6,214,000	$—	$—	$6,214,000
Senior secured trade finance participations	11,779,558	—	—	11,779,558

Total	$17,993,558	$—	$—	$17,993,558

The following table summarizes the fair value of the Company’s investments based on the inputs at December 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$3,000,000	$—	$—	$3,000,000
Secured mezzanine term loan	2,952,836	—	—	2,952,836
Senior secured trade finance participations	594,225	—	—	594,225

Total	$6,547,061	$—	$—	$6,547,061

The following is a reconciliation for the six months ended June 30, 2014, of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2013	Purchases	Maturities or Prepayments	Amortization	Fair Value at June 30, 2014
Senior secured term loan participations	$3,000,000	$3,326,000	$(112,000)	$—	$6,214,000
Senior mezzanine term loan	2,952,836	1,944,777	(5,000,000)	102,387	—
Senior secured trade finance participations	594,225	12,194,559	(1,009,226)	—	11,779,558

Total	$6,547,061	$17,465,336	$(6,121,226)	$102,387	$17,993,558

As of June 30, 2014, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2014:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$11,779,558	Income approach	Market yield	9.41% - 11.98% (10.54%)
Senior secured term loan participations	$6,326,000	Income approach	Market yield	12.43% - 13.10% (12.77%)

The significant unobservable inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

For details of the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 4.

Note 4. Investments

As of June 30, 2014, one of the Company’s borrowers, Corporacion Prodesa S.R.L. (“Prodesa”), was late in making a $200,000 principal payment on one of the Company’s term loans. Prodesa has continued to make the required interest payments under the loan but has been unable to make the principal payment. The Company’s investment in Prodesa is comprised of two loans: 1) a $2,000,000 participation in a senior secured term loan requiring $200,000 quarterly principal payments and maturing in July 2016 and 2) a $750,000 participation in a loan secured by inventory maturing in February 2015. As of July 30, 2014, the Company and Prodesa have agreed to restructure the terms of the loans as follows: extend the maturity of the $2,000,000 loan to June 2017 with equal monthly principal payment starting March 2015; extend the maturity of the $750,000 loan to December 2016 with equal monthly principal payment starting January 2016; assess to both loans additional deferred interest or PIK of 1.75%; the pledge of additional collateral securing the loans; and increased reporting requirements including biannual audited financial statements and monthly internal financial statements. At closing of the restructure, Prodesa will pay the Company a restructuring fee of $46,250. Prodesa has also agreed to secure a $400,000 equity injection. If Prodesa fails to secure the $400,000 equity injection, the deferred interest rate will increase to 2.5%. The Company has determined that no concessions were granted to Prodesa and, therefore, the restructure is not considered a troubled debt restructuring.

As of June 30, 2014, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$6,214,000	$6,214,000	34.5%
Senior secured trade finance participations	11,779,558	11,779,558	65.5%

Total	$17,993,558	$17,993,558	100.0%

As of December 31, 2013, the Company’s investments consisted of the following:

	Amortized Cost	Fair Value	Percentage of Total
Senior secured term loan participations	$3,000,000	$3,000,000	45.8%
Secured mezzanine term loan	2,952,836	2,952,836	45.1%
Senior secured trade finance participations	594,225	594,225	9.1%

Total investments	$6,547,061	$6,547,061	100.0%

The industry composition of the Company’s portfolio, at fair market value, as of June 30, 2014, and December 31, 2013, was as follows:

	As of June 30, 2014		As of December 31, 2013
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$6,136,738	34.1%	2,500,000	38.3%
Consumer Electronics	—	0.0%	$2,952,836	45.1%
Electrical Equipment	1,500,000	8.3%	—	0.0%
Food Products	464,000	2.6%	—	0.0%
Forest Products	—	0.0%	500,000	7.6%
Meat, Poultry & Fish	4,000,000	22.2%	94,225	1.4%
Personal and Nondurable Consumer Products	5,892,820	32.7%	500,000	7.6%

Total	$17,993,558	100.0%	$6,547,061	100.0%

The table below shows the portfolio composition by geography classification at fair value as of June 30, 2014, and December, 31, 2013:

	As of June 30, 2014		As of December 31, 2013
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Indonesia	$—	0.0%	$2,952,836	45.1%
Peru	4,714,000	26.2%	500,000	7.6%
Argentina	10,279,558	57.1%	—	0.0%
Brazil	3,000,000	16.7%	2,500,000	38.2%
Chile	—	0.0%	500,000	7.6%
Ecuador	—	0.0%	94,225	1.4%

Total	$17,993,558	100.0%	$6,547,061	100.0%

Note 5. Related Parties

Agreements

Advisory Agreement

In February 2014, the Company entered into an Amended and Restated Advisory Agreement with the Advisor to renew the Company’s arrangement with the Advisor for an additional year.

Asset management fees payable to the Advisor are remitted quarterly in arrears and are equal to 0.50% (2.00% per annum) of Gross Asset Value, as defined in the Amended and Restated Advisory Agreement between the Company and the Advisor. Asset management fees are paid to the Advisor in exchange for fund management and administrative services. Although the Advisor manages, on the Company’s behalf, many of the risks associated with global investments in developing economies, management fees do not include the cost of any hedging instruments or insurance policies that may be required to appropriately manage the Company’s risk. If certain financial goals are reached by the Company, the Company is required to pay the Advisor an incentive fee on net investment income and an incentive fee on capital gains. The incentive fee on net investment income, or the subordinated incentive fee on income, is calculated and payable quarterly in arrears and is based upon the Company’s pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee is earned by the Advisor in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the quarterly preferred return rate of 1.50% (6.00% annualized) (the “Preferred Return”). In any quarter, all of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly Preferred Return, but is less than or equal to 1.875% (7.50% annualized) at the end of the immediately preceding fiscal quarter, is payable to the Advisor. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.875% on its net assets at the end of the immediately preceding fiscal quarter, the incentive fee on income equals 20% of the amount of the Company’s pre-incentive fee net investment income.

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee for the three and six months ended June 30, 2014.

Transactions

For the three and six months ended June 30, 2014, the Company incurred $456,835 and $973,573, respectively, in operating expenses excluding the management and incentive fees earned by the Advisor. As discussed in Note 2, for the six months ended June 30, 2014, the Sponsor assumed responsibility for $966,793 of the Company’s operating expenses under the Amended and Restated Operating Expense Responsibility Agreement.

For the three and six months ended June 30, 2014, the Advisor earned $149,467 and $258,546, respectively, in management fees and $99,663 and $157,618, respectively, in incentive fees. For the six months ended June 30, 2014, the Sponsor paid an aggregate of $266,697 in management and incentive fees under the Amended and Restated Operating Expense Responsibility Agreement.

As of June 30, 2014, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid approximately $1,936,600 of operating expenses on behalf of the Company and will pay or reimburse to us an additional $1,078,500 of expenses, which have been accrued by the Sponsor as of June 30, 2014. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

On March 31, 2014, the Sponsor made a permanent capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income. This contribution is not covered by the Amended and Restated Operating Expense Responsibility Agreement and thus will not be repaid to the Sponsor by the Company.

Due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $814,394 is comprised of $782,644 due from the Sponsor in connection with the Amended and Restated Operating Expense Responsibility Agreement and $31,750, in capital contribution due from the Sponsor. The $782,644 in operating expenses were paid by the Company during the six months ended June 30, 2014, but under the terms of the Amended and Restated Operating Expense Responsibility Agreement are the responsibility of the Sponsor. The amount due from affiliates is payable at the discretion of the Sponsor. On July 31, 2014, the Sponsor made a payment to the Company for the $31,750 capital contribution.

For the six months ended June 30, 2014, the Company paid a total of $1,032,623 in dealer manager fees and selling commissions to the Company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Note 6. Organization and Offering Costs

As of June 30, 2014, the Sponsor has paid approximately $5.6 million of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $782,000 of offering costs, which were incurred by the Sponsor during the six months ended June 30, 2014. During the six months ended June 30, 2014, $929,018 was reimbursed to the Sponsor. In addition, as of June 30, 2014, $15,480 was accrued towards the reimbursement of offering costs and is reflected in the statement of assets and liabilities as due to affiliate. The total reimbursement to the Sponsor for the six months ended June 30, 2014 of $913,107 is included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. As of June 30, 2014, the Company has reimbursed the Sponsor a total of $1,619,053 of offering costs.

Note 7. Unit Capital

The Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary of the units issued during the six months ended June 30, 2014:

	Units Outstanding as of December 31, 2013	Units Issued During the Period	Units Outstanding as of June 30, 2014
Class A units	377,316.669	1,018,772.148	1,396,088.817
Class C units	42,721.867	146,195.665	188,917.532
Class I units	1,139,098.233	751,012.096	1,890,110.329

Total	1,559,136.769	1,915,979.909	3,475,116.678

The total of 1,915,979.909 units issued during the six months ended June 30, 2014 includes 24,718.535 units issued under the Distribution Reinvestment Plan at a value of $223,085.

Note 8. Distributions

On January 28, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On February 4, 2014, $71,184 of these distributions were paid in cash and on January 31, 2014, $21,091 were reinvested in units for those unitholders participating in the Amended and Restated Distribution Reinvestment Plan (“Distribution Reinvestment Plan”).

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

On March 25, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee with respect to Class C units). On April 3, 2014, $95,043 of these distributions were paid in cash and on March 31, 2014, $30,466 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

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

On May 25, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from May 1 through May 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On June 1, 2014, $120,880 of these distributions were paid in cash and on May 31, 2014, $51,552 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On June 25, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from June 1 through June 30, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On July 1, 2014, $128,489 of these distributions were paid in cash and on June 30, 2014, $59,962 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2014 and 2013. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	2014	2013
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.466)	—

Net Proceeds after offering costs	8.559	9.025
Net investment income/(loss)	0.316	0.002
Distributions	(0.329)	—
Capital contribution	0.013	—

Net increase/(decrease) in net assets	0.000	0.002

Net asset value at end of period	8.559	9.027

Total return based on net asset value (3)	3.842%	0.022%
Net assets at end of period	$29,743,867	$2,964,152
Units Outstanding at end of period	3,475,116.678	345,667.530
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income/(loss) to average net assets	7.34%	0.40%
Ratio of operating expenses to average net assets	1.48%	0.00%

[1]	The per unit data was derived by using the weighted average units outstanding during the six months ended June 30, 2014, which was 2,493,438.
[2]	Represents net asset value at the beginning of the period.
[3]	Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014, and December 31, 2013, of $31,750 and $51,034, respectively, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.
[4]	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the six months ended June 30, 2014 and 2013, prior to the effect of the Amended and Restated Operating Expense Responsibility Agreement were as follows; total return: (1.92%) and (8.84%), ratio of net investment income/(loss): (4.12%) and (17.23%), and ratio of net expenses to average net assets: 11.46% and 17.27%, respectively.
[5]	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2014, except as discussed below.

Distributions

On July 22, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On August 4, 2014, $152,386 of these distributions were paid in cash and on July 31, 2014, $71,215 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

For the period from July 1, 2014 through August 11, 2014, the Company sold approximately 975,694 units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan) for approximately $9,284,000 in gross proceeds. As of August 11, 2014, the Company had received approximately $41.7 million in total gross offering proceeds through the issuance of approximately 4.5 million total units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Pursuant to the net asset value determination by the Company’s board of managers, the value has not increased above nor decreased below the Company’s net proceeds per unit; therefore, the Company will continue to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. The Company’s net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 in the quarter ended March 31, 2014, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations.

Investments

For the period from July 1, 2014 through August 11, 2014, the Company funded approximately $11 million in new loans. On August 1, 2014, the Company received a repayment of $2.3 million on a maturing trade finance participation.

Agreements

On July 1, 2014, TriLinc Global Impact Fund – African Trade Finance, Ltd. and TriLinc Advisors International, Ltd entered into a sub-advisory agreement with Barak Fund Management Ltd. to become a sub-advisor with respect to the Company’s investments in Sub-Saharan Africa.

On August 8, 2014, the Company entered into an Amended and Restated Operating Expense Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through June 30, 2014, including the incentive fee earned by the Advisor during the quarter ended June 30, 2014. For additional information regarding the Amended and Restated Operating Expense Responsibility Agreement refer to Notes 2 and 5.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our ability to raise capital in our public offering;

•	our ability to purchase or make investments in a timely manner;

•	our business prospects and the prospects of our borrowers;

•	the economic, social and/or environmental impact of the investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the companies in which we invest;

•	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;

•	the ability of our borrowers to make required payments;

•	the ability of our sub-advisors and borrowers to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our borrowers.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we are offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary Offering consisting of Class A units at an initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, and up to $250 million of units pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or February 25, 2015, unless extended.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2.9 million and we commenced operations. As of June 30, 2014, we had received subscriptions for and issued 3,475,116.678 of our units, including 30,287.784 units issued under our Distribution Reinvestment Plan, for gross proceeds of $32,440,973 including $273,347 reinvested under our Distribution Reinvestment Plan (before dealer-manager fees of $257,451 and selling commissions of $820,568, for net proceeds of $31,362,954).

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the four sub-advisors that we have contracted to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $1-10 million. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

Since our inception through June 30, 2014, our Sponsor has assumed substantially all our operating expenses under the terms of the Amended and Restated Operating Expense Responsibility Agreement.

Portfolio and Investment Activity

During the six months ended June 30, 2014, we invested, either through direct loans or loans participation, $17,465,336 across 9 portfolio companies, including 5 new and 4 existing portfolio companies. The new investments consisted of senior secured term loan participations and senior secured trade finance participations. Additionally, we received proceeds from repayment of investment principal of $6,121,226. For the six months ended June 30, 2013, we invested $737,325 in loan participations with 2 companies.

At June 30, 2014, the Company’s investment portfolio included loans to 7 companies and was comprised of $6,214,000 or 34.5% in senior secured term loan participations, and $11,779,558 or 65.5% in senior secured trade finance participations. The Company’s largest loan by value was $4,000,000 or 22.2% of total investments. Participation in loans amounted to 100% of the Company’s total portfolio at June 30, 2014.

The weighted average yield of our senior secured term loan participations and senior secured trade finance participations at their current cost basis were 12.8% and 10.5%, respectively at June 30, 2014.

Results of Operations

Revenues. For the three months ended June 30, 2014, investment income totaled $657,561. Interest income from loan participations and direct loans amounted to $410,532 and $178,000, respectively. Interest income also included $68,378 in amortization of upfront fees paid on our secured mezzanine term loan position and $651 in interest earned on our cash balance.

For the six months ended June 30, 2014, investment income totaled $947,335. Interest income from loan participations and direct loans amounted to $549,964 and $294,333, respectively. Interest income also included $102,387 in amortization of upfront fees paid on our secured mezzanine term loan position and $651 in interest earned on our cash balance.

For the three and six months ended June 30, 2013, interest income from loan participations amounted to $3,674. We also earned $39 in interest on our cash balance.

Expenses. For the three months ended June 30, 2014, the management and incentive fees amounted to $149,467 and $99,663, respectively. The entire amount of the incentive fee was paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement. We incurred $9,780 in operating expenses. In addition, the Sponsor assumed responsibility for our operating expenses in the aggregate amount of $447,055 under the Amended and Restated Operating Expense Responsibility Agreement for expenses paid or incurred by the Company.

For the six months ended June 30, 2014, the management and incentive fees amounted to $258,546 and $157,618, respectively. An aggregate of $266,697 of the management and incentive fees was paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement. We incurred $9,780 in operating expenses. In addition, the Sponsor assumed responsibility for our operating expenses in the aggregate amount of $963,793 under the Amended and Restated Operating Expense Responsibility Agreement for expenses paid or incurred by the Company.

For the three and six months ended June 30, 2013, we incurred a management fee of $3,090.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized or unrealized gains or losses for the three and six months ended June 30, 2014 and 2013.

Changes in Net Assets from Operations. For the six months ended June 30, 2014, and 2013, we recorded a net increase in net assets resulting from operations of $788,088 and $623, respectively.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2014, we had $11 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also generate cash in the future from debt financing. Our primary use of cash is to make loans, either directly or through participations, payments of our expenses, repayment of debt, if any, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. We sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

Based on the valuation with respect to the quarter ended June 30, 2014, the offering price of our units has not changed and we are continuing to sell our units at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014, and $51,034 as of December 31, 2013, and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

As of June 30, 2014, the Company had sold approximately 3.48 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $32.4 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of June 30, 2014, we had no debt outstanding and no available sources of debt financing.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein because all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

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

We also had unfunded commitments to three trade finance borrowers of $4 million as of June 30, 2014. These commitments expire in August and October 2014, and are subject to approval by our Advisor and the availability of funds. Our secured mezzanine term loan borrower, with an outstanding balance of zero as of June 30, 2014, has the option, based upon Company approval, to extend the maturity of the loan for 3 years in 12-month increments. Each extension requires the secured mezzanine term loan borrower to meet the extension criteria in the loan agreement and to pay a fee of 2.5% of the loan balance at the time of extension.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Amended and Restated Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that such reimbursement does not exceed 5.0% of the gross offering proceeds raised from the offering. As of June 30, 2014, the total amount that would be due to be reimbursed to the Sponsor is approximately $4.2 million.

Pursuant to the terms of an Amended and Restated Operating Expense Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through June 30, 2014, and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $3.0 million through June 30, 2014.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions with respect to the Class C units are lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is allocated as a Class C specific expense. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the six months ended June 30, 2014 we have paid a total of $819,777 in distributions, comprised of $596,692 paid in cash and $223,085 reinvested under our Distribution Reinvestment Plan.

The table below contains additional information regarding distributions to our unitholders:

					Sources
Months ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
January 31, 2014	$0.05366	$71,183	21,091	92,274	$71,183	$—
February 28, 2014	$0.04846	83,752	19,925	103,677	83,752	—
March 31, 2014	$0.05366	95,044	30,466	125,510	63,294	31,750
April 30, 2014	$0.05192	97,345	40,089	137,434	97,345	—
May 31, 2014	$0.05986	120,880	51,552	172,432	120,880	—
June 30, 2014	$0.05792	128,488	59,962	188,450	128,488	—

Total for 2014		$596,692	$223,085	$819,777	$564,942	$31,750

July 31, 2013	$0.05366	$857	$18,547	$19,404	$857	$—
August 31, 2013	$0.05366	22,932	1,452	24,384	22,932	—
September 30, 2013	$0.05192	22,892	1,771	24,663	22,892	—
October 31, 2013	$0.05366	47,409	6,287	53,696	47,409	—
November 30, 2013	$0.05192	57,275	9,370	66,645	57,275	—
December 31, 2013	$0.05366	65,015	12,835	77,850	13,981	51,034

Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034

(1)	Capital contribution from our Sponsor

Related Party Transactions

For the three and six months ended June 30, 2014, the Company incurred $456,835 and $973,573, respectively, in operating expenses excluding the management and incentive fees earned by the Advisor. For the six months ended June 30, 2014, the Sponsor assumed responsibility for $966,793 of the Company’s operating expenses under the Amended and Restated Operating Expense Responsibility Agreement.

For the three and six months ended June 30, 2014, the Advisor earned $149,467 and $258,546, respectively, in management fees and $99,663 and $157,618, respectively, in incentive fees. For the six months ended June 30, 2014, the Sponsor paid an aggregate of $266,697 in management and incentive fees under the Amended and Restated Operating Expense Responsibility Agreement.

As of June 30, 2014, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid approximately $1,936,600 of operating expenses on behalf of the Company and will pay or reimburse to us an additional $1,078,500 of expenses, which have been accrued by the Sponsor as of June 30, 2014. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

On March 31, 2014, the Sponsor made a permanent capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income.

Due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $814,394 is comprised of $782,644 due from the Sponsor in connection with the Amended and Restated Operating Expense Responsibility Agreement and $31,750, in capital contribution due from the Sponsor. The $782,644 in operating expenses were paid by the Company during the six months ended June 30, 2014, but under the terms of the Amended and Restated Operating Expense Responsibility Agreement are the responsibility of the Sponsor.

For the six month ended June 30, 2014, the Company paid a total of $1,032,623 in dealer manager fees and selling commissions to the Company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the Company’s units to investors.

Legal Proceedings

The Company is not party to any legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended June 30, 2014, except as discussed below.

Distributions

On July 22, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00193082 per unit per day (less the distribution fee with respect to Class C units). On August 4, 2014, $152,386 of these distributions were paid in cash and on July 31, 2014, $71,215 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

For the period from July 1, 2014 through August 11, 2014, the Company sold approximately 975,694 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan) for approximately $9,284,000 in gross proceeds. As of August 11, 2014, the Company had received $41.7 million in total gross offering proceeds through the issuance of approximately 4.5 million total units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Based on the Company’s net asset value of $29,743,867 as of June 30, 2014, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 and $51,034 in the quarters ended March 31, 2014, and December 31, 2013, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

For the period from July 1, 2014 through August 11, 2014, the Company funded approximately $11 million in new loans.

Agreements

On July 1, 2014, the Company’s wholly-owned subsidiary, TriLinc Global Impact Fund – African Trade Finance, Ltd. and TriLinc Advisors International, Ltd entered into a sub-advisory agreement with Barak Fund Management Ltd. to become a sub-advisor with respect to the Company’s investments in Sub-Saharan Africa.

On August 8, 2014, we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the term of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through June 30, 2014, including management fees earned by the Advisor during the quarter ended June 30, 2014.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 — Valuations based on inputs other than quoted prices included in Level 1, which are either directly or indirectly observable.

•	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before EBITDA multiples. The information may also include pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The board of managers, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or the effects of acquisitions, recapitalizations, restructurings or other similar items.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans for accounting purposes if we have reason to doubt our ability to collect such interest. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight line basis, which we have determined not to be materially different from the effective yield method. We record prepayment fees on loans and debt securities as interest income.

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

Organization Expenses

Organization expenses, together with offering expenses, are reimbursable to the Sponsor up to 5.00% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2014 and December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

Offering Expenses

Offering expenses, which consist of fees paid in relation to items such as legal, accounting, regulatory and printing work incurred related to our offering, are charged directly against the proceeds of the offering. Offering expenses, together with organization expenses, are reimbursable to the Sponsor up to the O&O Reimbursement Limit and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are, therefore, not included on the Statements of Assets and Liabilities as of June 30, 2014 and December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised.

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

Expense Responsibility Agreement

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through June 30, 2014, and will additionally pay the accrued operating expenses of the Company as of June 30, 2014, on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds and, therefore, have not been recorded as expenses of the Company as of June 30, 2014. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

Income Taxes

We are characterized as a partnership for U.S. federal income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis and commenced with respect to the first full quarter after the Company commenced operations. The Company calculates its net asset value per unit by subtracting total liabilities from the total value of the Company’s assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. The net asset value per Class A, Class C and Class I units are calculated on a pro-rata basis based on units outstanding.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 (“2013 Form 10-K”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the revised risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2013 Form 10-K.

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

During the quarter ended December 31, 2013, we paid cash distributions in excess of our net investment income for that quarter in the amount of $51,034. On December 31, 2013, our Sponsor made a capital contribution to the Company to make up this excess distribution. During the quarter ended March 31, 2014, we paid cash distributions in excess of our net investment income for that quarter in the amount of $31,750. On July 31, 2014, our Sponsor made a capital contribution to the Company to make up this excess distribution. Our Sponsor is not required to make such capital contribution and there is no assurance that our Sponsor will provide any capital infusions in the future.

Non-payment by our borrowers would prevent us from realizing expected income and could result in the decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal and, as of the June 30, 2014, one of our borrowers was in default in making a $200,000 principal payment. When this occurs, we fail to realize expected income and in some instances this could possibly result in a write-down of the value of under-performing loans as well as our net asset value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1.5 billion in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and is currently expected to terminate on or before February 24, 2015, unless extended by our board of managers.

Through SC Distributors, LLC, the dealer manager for the Offering, we are offering to the public on a best efforts basis up to $1.25 billion of units, consisting of Class A units at $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit.

We are also offering up to $250 million of units to be issued pursuant to our Distribution Reinvestment Plan. Units issued under the Distribution Reinvestment Plan are offered at a price equal to the then current offering price per unit less the sales fees associated with that class of units in the Primary Offering. The units being offered can be reallocated among the different classes and between the primary Offering and the Distribution Reinvestment Plan.

As of June 30, 2014, we had received subscriptions for and issued 3,475,116.678 of our units, including 30,287.784 units issued under our Distribution Reinvestment Plan, for gross proceeds of $32,440,973 including $273,347 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $257,451 and selling commissions of $820,568, for net proceeds of $31,362,954). From the net offering proceeds, we paid and accrued a total of $1,619,053 towards reimbursement to our Sponsor for our organization and offering costs. With net offering proceeds, we have financed a total of $17,993,558 in senior secured trade finance and senior secured term loan transactions.

As of June 30, 2014, approximately $4.2 million remained payable to our Sponsor for costs related to our organization and offering.

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we may conduct quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us at a price equal to the then current offering price less the sales fees associated with that class of units. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of our unitholders to sell their units. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our distribution reinvestment plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops.

The above description of the unit repurchase program is a summary of certain of the terms of the unit repurchase program. Please see the full text of the unit repurchase program, which is incorporated by reference as Exhibit 4.3 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

As of June 30, 2014, the Company has not received any redemption request eligible for redemption prior to June 30, 2014.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

3.1	Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.3	Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013 as supplemented by the Prospectus Supplement No. 8 filed pursuant to Rule 424(b)(3) with the SEC on October 4, 2013.

10.1*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated August 8, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and Interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

August 12, 2014	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

August 12, 2014	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer