Form 10-Q
period 2014-09-30
TriLinc Global Impact Fund LLC
filed 2014-11-12
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $41,093,624 and $6,547,061, respectively)	$41,093,624	$6,547,061
Cash	2,463,712	6,666,659
Interest receivable	502,243	114,809
Due from affiliates (see Note 5)	661,993	79,109
Prepaid expenses	20,296	54,180

Total assets	44,741,868	13,461,818

LIABILITIES
Due to unitholders	201,571	65,015
Management fee payable	82,959	—
Due to affiliates (see Note 6)	—	31,391
Other payables	—	149

Total liabilities	284,530	96,555

NET ASSETS	$44,457,338	$13,365,263

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$20,541,896	$3,405,283
Net capital paid in on Class C units	2,436,819	385,565
Net capital paid in on Class I units	23,912,757	10,280,361
Offering costs	(2,434,134)	(705,946)

Net assets (equivalent to $8.557 and $8.572, respectively per unit based on total units outstanding of 5,195,730.953 and 1,559,136.769, respectively)	$44,457,338	$13,365,263

Net assets, Class A (units outstanding of 2,276,110.403 and 377,316.669, respectively)	$19,475,568	$3,234,442
Net assets, Class C (units outstanding of 270,007.594 and 42,721.867, respectively)	2,310,323	366,221
Net assets, Class I (units outstanding of 2,649,612.956 and 1,139,098.233, respectively)	22,671,447	9,764,600

Net assets	$44,457,338	$13,365,263

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
INVESTMENT INCOME
Interest income	$854,884	$95,868	$1,801,568	$99,542
Interest from cash	11,024	—	11,675	39

Total investment income	865,908	95,868	1,813,243	99,581

EXPENSES
Management fees	222,701	23,331	481,247	26,420
Incentive fees	156,590	14,591	314,208	14,591
Operating expenses	—	—	9,780	—

Total expenses	379,291	37,922	805,235	41,011
Expense support payment from Sponsor	(296,332)	(10,020)	(563,029)	(10,020)

Net expenses	82,959	27,902	242,206	30,991

NET INVESTMENT INCOME	782,949	67,966	1,571,037	68,590

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$782,949	$67,966	$1,571,037	$68,590

NET INCOME PER UNITS - BASIC AND DILUTED	$0.18	$0.16	$0.50	$0.37
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	4,345,654.006	433,303.579	3,117,628.149	183,936.808

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
INCREASE FROM OPERATIONS
Net investment income	$1,571,037	$68,590

Net increase from operations	1,571,037	68,590

DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(602,079)	(55,640)
Distributions to Class C unitholders	(64,253)	—
Distributions to Class I unitholders	(936,591)	(12,812)

Net decrease from distributions	(1,602,923)	(68,452)

INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	17,162,128	3,120,841
Issuance of Class C units	2,051,628	—
Issuance of Class I units	13,632,277	1,560,607
Contribution from Sponsor	31,750	—
Repurchase of Class A units	(25,634)	—
Offering costs	(1,728,188)	(244,588)

Net increase from capital transactions	31,123,961	4,436,860

Net increase in net assets	31,092,075	4,436,998
Net assets at beginning of period	13,365,263	199,862

Net assets at end of period	$44,457,338	$4,636,860

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,571,037	$68,590
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(48,148,136)	(4,187,214)
Maturity of investments	13,703,960	971,605
Accretion of discounts on investments	(102,387)	(9,198)
Increase in sub-advisor receivable	—	(379,970)
Increase in interest receivable	(387,434)	(65,969)
Increase in due from affiliates	(633,918)	(41,076)
Decrease (increase) in prepaid expenses	33,884	(77,400)
Increase in due to unitholders	136,556	22,892
Increase in management fee payable	82,959	26,420
Increase in due to affiliates	—	28,855
Increase in incentive fee payable	—	4,571
Decrease in other payable	(149)	—

NET CASH USED IN OPERATING ACTIVITIES	(33,743,628)	(3,637,894)

Cash flows from financing activities
Proceeds from issuance of units	32,380,367	4,659,678
Distributions paid to unitholders	(1,137,257)	(46,682)
Payments of offering costs	(1,759,579)	(244,588)
Repurchase of units	(25,634)	—
Capital contribution from our Sponsor	82,784	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,540,681	4,368,408

TOTAL INCREASE (DECREASE) IN CASH	(4,202,947)	730,514
CASH AT BEGINNING OF THE PERIOD	6,666,659	200,114

CASH AT END OF THE PERIOD	$2,463,712	$930,628

Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$465,667	$21,770

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2014

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria y Commercio	Agricultural Products	Sugar Producer	12.43%		0.0%	12/15/2014- 12/15/2016	3,000,000	3,000,000	3,000,000	3,000,000	6.7%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	14.75	% - 14.85%	0.0%	12/22/2016- 6/15/2017	2,750,000	2,750,000	2,750,000	2,750,000	6.2%
Peru	Other Investments	Food Products	Food Processor	13.00%		0.0%	11/29/2014	352,000	352,000	352,000	352,000	0.8%

Total Senior Secured Term Loan Participations										6,102,000	6,102,000	13.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%		0.0%	7/28/2015	5,000,000	5,000,000	5,000,000	5,000,000	11.2%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co-Operative	10.33%		0.0%	2/25/2015	3,500,000	5,000,000	3,500,000	3,500,000	7.9%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%		0.0%	6/5/2015	4,000,000	5,000,000	4,000,000	4,000,000	9.0%
Peru	Other Investments	Electrical Equipment	Insulated Wire Manufacturer	8.00%		0.0%	9/25/2014	1,991,000	3,000,000	1,991,000	1,991,000	4.5%
Kenya	Seruji Limited	Construction Materials	Cement Distributor	14.75%		0.0%	3/17/2015	5,000,000	5,000,000	5,000,000	5,000,000	11.2%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.50%		0.0%	11/15/2014	2,000,000	2,000,000	2,000,000	2,000,000	4.5%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	12.50%		0.0%	11/1/2014	1,000,000	1,000,000	1,000,000	1,000,000	2.2%
South Africa	Other Investments	Food Products	Rice & Bean Importer	12.50%		0.0%	10/30/2014	1,000,000	1,000,000	1,000,000	1,000,000	2.2%
South Africa	Other Investments	Food Products	Fruit & Nut Distributor	17.50%		0.0%	10/2/2014	1,250,000	1,250,000	1,250,000	1,250,000	2.8%
South Africa	Other Investments	Household Products	Candle Distributor	12.75	% - 13.00%	0.0%	11/4/2014 - 11/27/2014	1,400,000	1,400,000	1,400,000	1,400,000	3.1%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%		0.0%	11/4/2014 - 12/5/2014	1,041,800	1,500,000	1,041,800	1,041,800	2.3%
Zambia	Neria Investments Ltd	Fertilizer & Agricultural Chemicals	Farms Supplies	12.50%		0.0%	10/22/2014	3,000,000	3,000,000	3,000,000	3,000,000	6.7%
Zambia	Other Investments	Fertilizer & Agricultural Chemicals	Fertilizer Distributor	12.00%		0.0%	10/6/2014	1,808,824	3,000,000	1,808,824	1,808,824	4.1%

Total Senior Secured Trade Finance Participations										31,991,624	31,991,624	71.9%
Unsecured Short Term Note Receivable (1)
South Africa	Barak Fund Management Ltd.(6)	Financial		14.75%		0.0%	10/23/2014	3,000,000	3,000,000	3,000,000	3,000,000	6.7%

Total Investments										$41,093,624	$41,093,624

1.	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
2.	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
3.	Given the nature of trade finance contracts, trade finance borrowers typically have a 30 day grace period relative to the maturity date.
4.	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
5.	The interest rate includes 1.75% of deferred interest.
6.	Barak Fund Management Ltd. is a sub-advisor to the Company.

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

September 30, 2014

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of September 30, 2014, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. (“TGIF-LA”), TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), and TriLinc Global Impact Fund – African Trade Finance, Ltd. (“TGIF-ATF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC. Through September 30, 2014, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia and Africa.

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2014.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. Transactions between subsidiaries, to the extent they occur, are eliminated in consolidation. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company considers the credit risk of this financial institution to be remote and has not experienced and does not expect to experience any losses in any such accounts.

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2013. Prepaid insurance is being amortized over the term of the insurance policy, which is one year. The amortization of prepaid expense for the three and nine months ended September 30, 2014, is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”).

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

The Company records prepayment fees for loans and debt securities paid back to the Company prior to the maturity date as income upon receipt.

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

At September 30, 2014, no tax liability for uncertain tax provision has been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2014 and 2013.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2014 or December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On November 11, 2014, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through September 30, 2014. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through September 30, 2014 and will additionally pay the accrued operating expenses of the Company as of September 30, 2014 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of September 30, 2014. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 was effective on January 1, 2014, and did not have a material effect on the Company’s consolidated financial statements. In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on the Company’s financial statements.

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

At September 30, 2014, the Company’s investment portfolio included 17 companies and was comprised of $6,102,000 or 13.7% in senior secured term loan participations, $31,991,624 or 71.9% in senior secured trade finance participations, and $3,000,000 or 6.7% in an unsecured short term note receivable. The Company’s two largest loans by value amounted to an aggregate of $10,000,000, representing 24.3% of total investments. Participation in loans amounted to 92.7% of the Company’s total portfolio at September 30, 2014.

Note 3. Fair Value Measurements

The following table summarizes the fair value of the Company’s investments based on the inputs at September 30, 2014:

	Fair Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$6,102,000	$—	$—	$6,102,000
Senior secured trade finance participations	31,991,624	—	—	31,991,624
Unsecured short term note receivable	3,000,000	—	—	3,000,000

Total	$41,093,624	$—	$—	$41,093,624

The following table summarizes the fair value of the Company’s investments based on the inputs at December 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$3,000,000	$—	$—	$3,000,000
Secured mezzanine term loan	2,952,836	—	—	2,952,836
Senior secured trade finance participations	594,225	—	—	594,225

Total	$6,547,061	$—	$—	$6,547,061

The following is a reconciliation for the nine months ended September 30, 2014, of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2013	Purchases	Maturities or Prepayments	Amortization	Fair Value at September 30, 2014
Senior secured term loan participations	$3,000,000	$3,326,000	$(224,000)	$—	$6,102,000
Senior mezzanine term loan	2,952,836	1,944,777	(5,000,000)	102,387	—
Senior secured trade finance participations	594,225	39,877,359	(8,479,960)	—	31,991,624
Unsecured short term note receivable	—	3,000,000	—	—	3,000,000

Total	$6,547,061	$48,148,136	$(13,703,960)	$102,387	$41,093,624

As of September 30, 2014, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2014:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$31,991,624	Income approach	Market yield	8.00% – 17.50% (12.06%)
Senior secured term loan participations	$6,102,000	Income approach	Market yield	12.43% – 14.85% (13.54%)
Unsecured short term note receivable	$3,000,000	Income approach	Market yield	14.75%

The significant unobservable inputs used in the fair value measurement of the Company’s investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

For details of the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 4.

Note 4. Investments

As of September 30, 2014, the Company’s investments consisted of the following:

	Amortized Cost	Fair Value	Percentage of Total
Senior secured term loan participations	$6,102,000	$6,102,000	14.8%
Senior secured trade finance participations	31,991,624	31,991,624	77.9%
Unsecured short term note receivable	3,000,000	3,000,000	7.3%

Total	$41,093,624	$41,093,624	100.0%

As of December 31, 2013, the Company’s investments consisted of the following:

	Amortized Cost	Fair Value	Percentage of Total
Senior secured term loan participations	$3,000,000	$3,000,000	45.8%
Secured mezzanine term loan	2,952,836	2,952,836	45.1%
Senior secured trade finance participations	594,225	594,225	9.1%

Total investments	$6,547,061	$6,547,061	100.0%

The industry composition of the Company’s portfolio, at fair market value, as of September 30, 2014, and December 31, 2013, was as follows:

	As of September 30, 2014		As of December 31, 2013
Industry	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Agricultural Products	$8,000,000	19.5%	$2,500,000	38.3%
Construction Materials	5,000,000	12.2%	—	0.0%
Consumer Electronics	—	0.0%	2,952,836	45.1%
Electrical Equipment	1,991,000	4.8%	—	0.0%
Fertilizer & Agricultural Chemicals	4,808,824	11.7%	—	0.0%
Financial	3,000,000	7.3%	—	0.0%
Food Products	2,602,000	6.3%	—	0.0%
Forest Products	—	0.0%	500,000	7.6%
Household Products	1,400,000	3.4%	—	0.0%
Meat, Poultry & Fish	5,000,000	12.2%	94,225	1.4%
Packaged Foods & Meats	2,000,000	4.9%	—	0.0%
Personal and Nondurable Consumer Products	6,250,000	15.2%	500,000	7.6%
Textiles, Apparel & Luxury Goods	1,041,800	2.5%	—	0.0%

Total	$41,093,624	100.0%	$6,547,061	100.0%

The table below shows the portfolio composition by geography classification at fair value as of September 30, 2014, and December, 31, 2013:

	As of September 30, 2014		As of December 31, 2013
Country	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Argentina	$12,500,000	30.4%	$—	0.0%
Brazil	3,000,000	7.3%	2,500,000	38.2%
Chile	—	0.0%	500,000	7.6%
Ecuador	—	0.0%	94,225	1.4%
Indonesia	—	0.0%	2,952,836	45.1%
Kenya	5,000,000	12.2%	—	0.0%
Namibia	2,000,000	4.9%	—	0.0%
Peru	5,093,000	12.4%	500,000	7.6%
South Africa	8,691,800	21.2%	—	0.0%
Zambia	4,808,824	11.7%	—	0.0%

Total	$41,093,624	100.0%	$6,547,061	100.0%

As of September 30, 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”). The Company’s investment in Prodesa is comprised of two loans with the following original terms: 1) a $2,000,000 participation in a senior secured term loan with an annual interest rate of 13.1% requiring $200,000 quarterly principal payments and maturing in July 2016 and 2) a $750,000 participation in a loan secured by inventory with an annual interest rate of 13.0% and maturing in February 2015. Under the restructure, the terms of the loans have been modified as follows: the maturity of the $2,000,000 loan was extended to June 2017 with equal monthly principal payment starting March 2015; the maturity of the $750,000 loan was extended to December 2016 with equal monthly principal payment starting January 2016; both loans will be assessed additional deferred interest of 1.75%; additional sources of collateral securing the loans have been pledged; and increased reporting requirements including biannual audited financial statements and monthly internal financial statements. At closing of the restructure, Prodesa agreed to pay the Company a restructuring fee of $46,250 less expenses incurred by one of the Company’s sub-advisors. Prodesa also agreed to secure a $400,000 equity injection by October 30, 2014. As part of the restructure, if Prodesa did not secure the $400,000 equity injection by October 30, 2014, the deferred interest rate would increase from 1.75% to 2.5%. As of November 11, 2014, Prodesa had not secured the $400,000 equity injection and, pursuant to the modified terms, the deferred interest rate has been increased to 2.5%. Before and throughout the restructure, Prodesa has continued to make the required interest payments under both loans and continues to remain current. The Company has determined that no concessions were granted to Prodesa and, therefore, the restructure is not considered a troubled debt restructuring.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee for the three and nine months ended September 30, 2014.

Transactions

For the three and nine months ended September 30, 2014, the Company incurred $326,922 and $1,300,495, respectively, in total operating expenses excluding the management and incentive fees earned by the Advisor. As discussed in Note 2, for the three and nine months ended September 30, 2014, the Sponsor assumed responsibility for $326,922 and $1,290,715 of the Company’s operating expenses, which are deferred under the Responsibility Agreement.

For the three and nine months ended September 30, 2014, the Advisor earned $222,701 and $481,247, respectively, in management fees and $156,590 and $314,208, respectively, in incentive fees. For the three and nine months ended September 30, 2014, the Sponsor paid an aggregate of $296,332 and $563,029, respectively, in management and incentive fees, which are deferred under the Responsibility Agreement.

Since the inception of the Company through September 30, 2014, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $2,651,800 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $986,200 of expenses, which have been accrued by the Sponsor as of September 30, 2014. Such expenses, in the aggregate of $3,638,000 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

On March 31, 2014, the Sponsor made a permanent capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income. This contribution is not covered by the Responsibility Agreement and thus will not be repaid to the Sponsor by the Company.

Due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $661,993 is due from the Sponsor in connection with the Responsibility Agreement. The $661,993 in operating expenses, net of a reimbursement of $335,896 received from the Sponsor by the Company in September 2014, were paid by the Company during the nine months ended September 30, 2014, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The timing of the repayment of this receivable is at the discretion of the Sponsor.

For the nine months ended September 30, 2014, the Company paid a total of $1,998,825 in dealer manager fees and selling commissions to the Company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On July 9, 2014, the Company repurchased 2,840.21 Class A units from the Sponsor at a price of $9.025 per unit for a total of $25,634.

Note 6. Organization and Offering Costs

As of September 30, 2014, the Sponsor has paid approximately $6,277,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $1,463,000 of offering costs, which were incurred by the Sponsor during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company paid $1,759,579 in reimbursement of offering costs to the Sponsor including $31,391 which was payable to the Sponsor as of December 31, 2013. As of September 30, 2014, the Company has reimbursed the Sponsor a total of $2,434,134 of offering costs since the Company started operations and there is a remaining balance of approximately $4,079,000 of offering and organization costs to be reimbursed to the Sponsor.

Note 7. Unit Capital

The Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary of transactions with respect to the Company’ units during the nine months ended September 30, 2014:

	Units Outstanding as of December 31, 2013	Units Issued During the Period	Units Repurchased During the Period	Units Outstanding as of September 30, 2014
Class A units	377,316.669	1,901,634.054	(2,840.320)	2,276,110.403
Class C units	42,721.867	227,285.727	—	270,007.594
Class I units	1,139,098.233	1,510,514.723	—	2,649,612.956

Total	1,559,136.769	3,639,434.504	(2,840.320)	5,195,730.953

The total of 3,639,434.504 units issued during the nine months ended September 30, 2014 included 51,597.421 units issued under the Amended and Restated Distribution Reinvestment Plan (“Distribution Reinvestment Plan”) at a value of $465,667.

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

On August 8, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from August 1 through August 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On September 2, 2014, $186,607 of these distributions were paid in cash and on August 31, 2014, $80,373 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

On September 30, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from September 1 through September 30, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On October 1, 2014, $201,571 of these distributions were paid in cash and on September 30, 2014, $90,994 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2014 and 2013. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	2014	2013
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.468)	(0.452)

Net Proceeds after offering costs	8.557	8.573
Net investment income/(loss)	0.504	0.166
Distributions	(0.514)	(0.166)
Capital contribution	0.010	—

Net increase/(decrease) in net assets	(0.000)	—

Net asset value at end of period	8.557	8.573

Total return based on net asset value (3)	6.020%	1.936%
Net assets at end of period	$44,457,338	$4,636,860
Units Outstanding at end of period	5,195,730.953	540,880.631
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income/(loss) to average net assets	7.68%	4.82%
Ratio of operating expenses to average net assets	1.18%	2.18%

[1]	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2014, which was 3,117,628.
[2]	Represents net asset value at the beginning of the period.
[3]	Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014, and December 31, 2013, of $31,750 and $51,034, respectively, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.
[4]	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the nine months ended September 30, 2014 and 2013, prior to the effect of the Responsibility Agreement were as follows: total return: (0.99%) and (13.21%), ratio of net investment income/(loss): (1.45%) and (32.90%), and ratio of net expenses to average net assets: 9.12% and 38.89%, respectively.
[5]	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this figure may not be indicative of a full fiscal year.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2014, except as discussed below.

Distributions

On October 21, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On November 4, 2014, $236,099 of these distributions were paid in cash and on October 31, 2014, $106,509 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

For the period from October 1, 2014 through November 7, 2014, the Company sold approximately 993,591 units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan) for approximately $9,344,800 in gross proceeds. As of November 7, 2014, the Company had received approximately $58.3 million in total gross offering proceeds through the issuance of approximately 6.2 million total units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan).

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

Investments

For the period from October 1, 2014 through November 7, 2014, the Company funded approximately $13.2 million in new loans and received proceeds from repayment of loans of approximately $10 million.

On October 22, 2014, the Company renewed the $3 million short term note receivable with Barak Fund Management Ltd. for an additional 30 days. The interest rate under the note remained at 14.75% per annum.

Agreements

On November 11, 2014, the Company entered into an Amended and Restated Operating Expense Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through September 30, 2014, including the incentive fee earned by the Advisor during the quarter ended September 30, 2014. For additional information regarding the Responsibility Agreement refer to Notes 2 and 5.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we are offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary Offering consisting of Class A units at an initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, and up to $250 million of units pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC (“SC Distributors”) is the dealer manager for the Offering. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or February 25, 2015, unless extended.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2.9 million and we commenced operations. On July 9, 2014, the Company repurchased 2,840.21 Class A units from the Sponsor for a total of $25,634. As of September 30, 2014, we had received subscriptions for and issued 5,195,730.953 of our units, including 57,166.669 units issued under our Distribution Reinvestment Plan, for gross proceeds of $48,931,401 including $515,929 reinvested under our Distribution Reinvestment Plan (before dealer-manager fees of $507,939 and selling commissions of $1,531,848, for net proceeds of $46,891,614).

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

Since our inception through September 30, 2014, our Sponsor has assumed substantially all our operating expenses under the terms of the Responsibility Agreement.

Portfolio and Investment Activity

During the nine months ended September 30, 2014, we invested, either through direct loans or loan participations, $48,148,136 across 20 portfolio companies, including 16 new and 4 existing portfolio companies. The new investments consisted of senior secured term loan participations and senior secured trade finance participations. Additionally, we received proceeds from repayment of investment principal of $13,703,960. During the nine months ended September 30, 2013, we invested $4,187,214 in direct loans and loan participations with 4 companies and received proceeds from repayment of investment principal of $971,605.

At September 30, 2014, the Company’s investment portfolio included loans to 17 companies and was comprised of the following:

	Amortized Cost	Fair Value	Percentage of Total
Senior secured term loan participations	$6,102,000	$6,102,000	14.8%
Senior secured trade finance participations	31,991,624	31,991,624	77.9%
Unsecured short term note receivable	3,000,000	3,000,000	7.3%

Total	$41,093,624	$41,093,624	100.0%

The Company’s two largest loans by value amounted to an aggregate of $10,000,000, representing 24.3% of total investments as of September 30, 2014.

The weighted average yield of our senior secured term loan participations and senior secured trade finance participations at their current cost basis were 13.5% and 12.1%, respectively at September 30, 2014.

Results of Operations

Revenues. For the three months ended September 30, 2014, total investment income amounted to $865,908. Interest income from loan participations amounted to $845,051. Investment income also included $9,833 in interest earned on our unsecured short term note receivable position and $11,024 in interest earned on our cash balance.

For the nine months ended September 30, 2014, total investment income amounted to $1,813,243. Interest income from loan participations and direct loans amounted to $1,395,015 and $294,333, respectively. Investment income also included $102,387 in amortization of upfront fees paid on our secured mezzanine term loan position, $9,833 in interest earned on our unsecured short term note receivable position, and $11,675 in interest earned on our cash balance.

For the three and nine months ended September 30, 2013, interest income from loan participations amounted to $95,868 and $99,542, respectively. We also earned $39 in interest on our cash balance.

Expenses. For the three months ended September 30, 2014, the management and incentive fees amounted to $222,701 and $156,590, respectively. An aggregate of $296,332 of the management and incentive fees was paid by the Sponsor under the Responsibility Agreement. In addition, the Sponsor assumed responsibility for our operating expenses in the aggregate amount of $326,922 under the Responsibility Agreement for expenses paid or incurred by the Company.

For the three months ended September 30, 2013, we incurred management and incentive fees of $23,331 and $14,591, respectively. The Sponsor paid $10,020 of the incentive fee under the Responsibility Agreement. In addition, the Sponsor paid $177,573 of operating expenses on the behalf of the Company under the terms of the Responsibility Agreement.

For the nine months ended September 30, 2014, the management and incentive fees amounted to $481,247 and $314,208, respectively. An aggregate of $563,029 of the management and incentive fees was paid by the Sponsor under the Responsibility Agreement. We incurred $9,780 in operating expenses. In addition, the Sponsor assumed responsibility for our operating expenses in the aggregate amount of $1,290,715 under the Responsibility Agreement for expenses paid or incurred by the Company.

For the nine months ended September 30, 2013, we incurred management and incentive fees of $26,420 and $14,591, respectively. The Sponsor paid $10,020 of the incentive fee under the Responsibility Agreement. In addition, the Sponsor paid $252,915 of operating expenses on the behalf of the Company under the terms of the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized or unrealized gains or losses for the three and nine months ended September 30, 2014 and 2013.

Changes in Net Assets from Operations. For the three and nine months ended September 30, 2014, we recorded a net increase in net assets resulting from operations of $782,949 and $1,571,037, respectively. For the three and nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $67,966 and $68,590, respectively.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2014, we had $2.5 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also generate cash in the future from debt financing. Our primary use of cash is to make loans, either directly or through participations, payments of our expenses, repayment of debt, if any, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. We sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

Based on the valuation with respect to the quarter ended September 30, 2014, the offering price of our units has not changed and we are continuing to sell our units at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014, and $51,034 as of December 31, 2013, and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

As of September 30, 2014, the Company had sold approximately 5.2 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $48.9 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of September 30, 2014, we had no debt outstanding and no available sources of debt financing.

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

We also had an unfunded commitment to one trade finance borrower of $3 million as of September 30, 2014. This commitment expired in October 2014, and was subject to approval by our Advisor and the availability of funds

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Amended and Restated Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds raised from the offering. As of September 30, 2014, the total amount that would be due to be reimbursed to the Sponsor is approximately $4.1 million.

Pursuant to the terms of an Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through September 30, 2014, and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $3.6 million through September 30, 2014.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions with respect to the Class C units are lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is allocated as a Class C specific expense. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the nine months ended September 30, 2014 we have paid a total of $1,602,923 in distributions, comprised of $1,137,257 paid in cash and $465,667 reinvested under our Distribution Reinvestment Plan.

The table below contains additional information regarding distributions to our unitholders:

					Sources
Months ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
January 31, 2014	$0.05366	$71,184	$21,091	$92,275	$71,184	$—
February 28, 2014	$0.04846	83,752	19,925	103,677	83,752	—
March 31, 2014	$0.05366	95,043	30,466	125,509	63,293	31,750
April 30, 2014	$0.05192	97,345	40,089	137,434	97,345	—
May 31, 2014	$0.05986	120,880	51,552	172,432	120,880	—
June 30, 2014	$0.05792	128,489	59,962	188,451	128,489	—
July 31, 2014	$0.05986	152,386	71,215	223,601	152,386	—
August 31, 2014	$0.05986	186,607	80,373	266,980	186,607	—
September 30, 2014	$0.05792	201,571	90,994	292,565	201,571	—

Total for 2014		$1,137,257	$465,667	$1,602,924	$1,105,507	$31,750

July 31, 2013	$0.05366	$857	$18,547	$19,404	$857	$—
August 31, 2013	$0.05366	22,932	1,452	24,384	22,932	—
September 30, 2013	$0.05192	22,892	1,771	24,663	22,892	—
October 31, 2013	$0.05366	47,409	6,287	53,696	47,409	—
November 30, 2013	$0.05192	57,275	9,370	66,645	57,275	—
December 31, 2013	$0.05366	65,015	12,835	77,850	13,981	51,034

Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034

(1)	Proceeds from the sale of units offered under our Distribution Reinvestment Plan, and as capital contribution from our Sponsor.

Related Party Transactions

For the three and nine months ended September 30, 2014, the Company incurred $326,922 and $1,300,495, respectively, in total operating expenses excluding the management and incentive fees earned by the Advisor. As discussed in Note 2, for the three and nine months ended September 30, 2014, the Sponsor assumed responsibility for $326,922 and $1,290,715 of the Company’s operating expenses, which are deferred under the Responsibility Agreement.

For the three and nine months ended September 30, 2014, the Advisor earned $222,701 and $481,247, respectively, in management fees and $156,590 and $314,208, respectively, in incentive fees. For the three and nine months ended September 30, 2014, the Sponsor paid an aggregate of $296,332 and $563,029, respectively in management and incentive fees, which are deferred under the Responsibility Agreement.

Since the inception of the Company through September 30, 2014, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $2,651,800 of operating expenses and management and incentive fees on behalf of the Company and will pay or reimburse to us an additional $986,200 of expenses, which have been accrued by the Sponsor as of September 30, 2014. Such expenses, in the aggregate of $3,638,000 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million.

On March 31, 2014, the Sponsor made a permanent capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income. This contribution is not covered by the Responsibility Agreement and thus will not be repaid to the Sponsor by the Company.

Due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $661,993 is due from the Sponsor in connection with the Responsibility Agreement. The $661,993 in operating expenses, net of a reimbursement of $335,896 received from the Sponsor by the Company during September 2014, were paid by the Company during the nine months ended September 30, 2014, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The timing of the repayment of this receivable is at the discretion of the Sponsor.

For the nine months ended September 30, 2014, the Company paid a total of $1,998,825 in dealer manager fees and selling commissions to the Company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On July 9, 2014, the Company repurchased 2,840.21 Class A units from the Sponsor at a price of $9.025 per unit for a total of $25,634.

Legal Proceedings

The Company is not party to any legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended September 30, 2014, except as discussed below.

Distributions

On October 21, 2014, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2014. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00193082 per unit per day (less the distribution fee with respect to Class C units). On November 4, 2014, $236,099 of these distributions were paid in cash and on October 31, 2014, $106,505 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

For the period from October 1, 2014 through November 7, 2014, the Company sold approximately 993,591 units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan) for approximately $9,344,800 in gross proceeds. As of November 7, 2014, the Company had received approximately $58.3 million in total gross offering proceeds through the issuance of approximately 6.2 million total units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Pursuant to the net asset value determination by the Company’s board of managers, the value of our units has not increased above nor decreased below the Company’s net proceeds per unit; therefore, the Company will continue to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. The Company’s net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 in the quarter ended March 31, 2014, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations.

Investments

For the period from October 1, 2014 through November 7, 2014, the Company funded approximately $13.2 million in new loans and received proceeds from repayment of loans of approximately $10 million.

On October 22, 2014, the Company renewed the $3 million short term note receivable with Barak Fund Management Ltd. for an additional 30 days. The interest rate under the note remained at 14.75% per annum.

Agreements

On November 11, 2014, the Company entered into an Amended and Restated Operating Expense Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through September 30, 2014, including the incentive fee earned by the Advisor during the quarter ended September 30, 2014. For additional information regarding the Responsibility Agreement refer to Notes 2 and 5 of the financial statements.

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

Although we were organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act of 1940, our financial statements are prepared using the specialized accounting principles of ASC Topic 946, Financial Services — Investment Companies. Overall, we believe that the use of investment company accounting makes our financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

Valuation of Investments

Our board of managers has established procedures for the valuation of our investment portfolio in accordance with ASC Topic 820, Fair Value Measurement. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Investments for which market quotations are readily available are valued at those quotations. Most of our investments are loans to private companies, which are not actively traded in any market and for which quotations are not available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, our board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

1.	Each investment is valued by the Advisor in collaboration with the relevant sub-advisor;

2.	For all investments with a maturity of greater than 12 months, we have engaged Duff & Phelps to conduct a review on the reasonableness of our internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually, and provide an opinion that the Advisor’s estimate of fair value for each investment is reasonable;

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

The Company records prepayment fees for loans and debt securities paid back to the Company prior to the maturity date as income upon receipt.

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

Organization Expenses

Organization expenses, together with offering expenses, are reimbursable to the Sponsor up to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2014 and December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

Offering Expenses

Offering expenses, which consist of fees paid in relation to items such as legal, accounting, regulatory and printing work incurred related to our offering, are charged directly against the proceeds of the offering. Offering expenses, together with organization expenses, are reimbursable to the Sponsor up to the O&O Reimbursement Limit and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are, therefore, not included on the Statements of Assets and Liabilities as of September 30, 2014 and December 31, 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. The reimbursement to the Sponsor is included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Expense Responsibility Agreement

Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through September 30, 2014, and will additionally pay the accrued operating expenses of the Company as of September 30, 2014, on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of September 30, 2014. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 was effective on January 1, 2014, and did not have a material effect on the Company’s consolidated financial statements. In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on the Company’s financial statements.

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

There have been no material changes to the risk factors disclosed in our 2013 Form 10-K and our Quarterly Report on
Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 13, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

Through SC Distributors, the dealer manager for the Offering, we are offering to the public on a best efforts basis up to $1.25 billion of units, consisting of Class A units at $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit.

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

As of September 30, 2014, we had received subscriptions for and issued 5,195,730.953 of our units, including 57,166.669 units issued under our Distribution Reinvestment Plan, for gross proceeds of $48,931,401 including $515,929 reinvested under our Distribution Reinvestment Plan (before dealer-manager fees of $507,939 and selling commissions of

$1,531,848, for net proceeds of $46,891,614). From the net offering proceeds, we have paid a total of $2,434,134 towards reimbursement to our Sponsor for our organization and offering costs. With net offering proceeds, we have financed a net total of $41,093,624 in senior secured trade finance, senior secured term loans, and unsecured short term note receivable.

As of September 30, 2014, approximately $4.1 million remained payable to our Sponsor for costs related to our organization and offering.

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

On November 11, 2014, our board of managers amended our unit repurchase program to provide for the repurchases to be made on the last calendar day of the quarter rather than the last business day of the quarter.

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

The above description of the unit repurchase program is a summary of certain of the terms of the unit repurchase program. Please see the full text of the unit repurchase program, which is included as Exhibit 4.3 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

As of September 30, 2014, the Company had received and processed one repurchase request. The Company repurchased 2,840.320 Class A units from the Sponsor at a price of $9.025 per unit for a total of $25,634.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 11, 2014, the Company’s Board of Managers received notice of Mark Torline’s decision to retire from his roles as the Company’s President, a member of the Company’s Board of Managers and a member of the Advisor’s Investment Committee in order to pursue an opportunity to serve as the Director of the Center for Entrepreneurship of Wichita State University. On the same date, the Board of Managers appointed Gloria S. Nelund to serve as the Company’s President in addition to her positions of Chief Executive Officer and Chairman of the Board of Managers and elected Brent L. VanNorman to replace Mr. Torline on the Company’s Board of Managers. The resignations and appointments described above will be effective on December 1, 2014.

Ms. Nelund, age 53, has served as the Company’s Chairman and Chief Executive Officer since its formation in April 2012. In addition, she has served as the Chairman and Chief Executive Officer of the Advisor since its formation in April 2012, Chief Compliance Officer of the Advisor since October 2013, and as the Chairman and Chief Executive Officer of the Sponsor since its formation in August 2008. In addition to her activities with the Company, Ms. Nelund is Chairman of the Board and Independent Trustee for RS Investments, a mutual fund complex with more than $20 billion in assets under management. Mr. VanNorman is Ms. Nelund’s brother-in-law.

Item 6. Exhibits.

Number	Description

3.1	Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.3*	Amended and Restated Unit Repurchase Program.

Number	Description

10.1	Sub-Advisory Agreement dated as of July 1, 2014 by and between TriLinc Advisors International, Ltd., Barak Fund Management, Ltd., and TriLinc Global Impact Fund – African Trade Finance, Ltd. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2014.

10.2*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated November 11, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and Interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 12, 2014	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 12, 2014	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer