Form 10-K
period 2014-12-31
TriLinc Global Impact Fund LLC
filed 2015-03-27
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

There is no established trading market for the registrant’s units, and therefore the aggregate market value of the registrant’s units held by non-affiliates cannot be determined.

As of March 24, 2015, the Company had outstanding 3,660,765.455 Class A units, 513,375.650 Class C units, and 4,094,331.407 Class I units.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our public offering, our ability to pay distributions to our unitholders, our reliance on TriLinc Advisors, LLC, or the Advisor, and TriLinc Global, LLC, or the Sponsor, strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our future operating results;
•	our ability to raise capital in our public offering;
•	our ability to purchase or make investments;
•	our business prospects and the prospects of our borrowers;
•	the economic, social and/or environmental impact of the investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	our ability to make distributions to our unitholders;
•	the dependence of our future success on the general economy and its impact on the companies in which we invest;
•	the availability of cash flow from operating activities for distributions and payment of operating expenses;
•	the performance of our Advisor, our sub-advisors and our Sponsor;
•	our dependence on the resources and personnel of our Advisor and the financial resources of our Sponsor;
•	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
•	the lack of a public trading market for our units;
•	our limited operating history;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
•	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
•	the ability of our sub-advisors and borrowers to achieve their objectives;
•	the effectiveness of our portfolio management techniques and strategies;
•	failure to maintain effective internal controls; and
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

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

Overview

The Company makes impact investments in Small and Medium Enterprises, or SMEs, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We were organized as a Delaware limited liability company on April 30, 2012. We believe that we operate and intend to operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940. We invest in SMEs through local market sub-advisors and our objective is to build a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. We anticipate that a substantial portion of our assets will continue to consist of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns through income generation. We are externally managed and advised by TriLinc Advisors.

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2014, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. (“TGIF-LA”), TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), and TriLinc Global Impact Fund – African Trade Finance, Ltd. (“TGIF-ATF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

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

Our investment objectives are to provide our unitholders current income, capital preservation and modest capital appreciation primarily through SME trade finance and term loan financing, while employing rigorous risk mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior secured trade finance, senior secured loans, and other collateralized loans or loan participations to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we expect to provide growth capital financing generally ranging in size from $1-10 million. We will seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets which have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Our goal is to create a diversified portfolio of primarily private debt instruments, including trade finance and term loans, whose counterparties are small and medium-size businesses in developing economies. Private debt facilities generate current income and in some cases offer the potential for modest capital appreciation, while maintaining a higher place in a company’s capital structure than the equity held by the owners and other investors. As small and growing businesses, our borrowers have used and we expect them to continue to use capital to expand operations, improve the financial standing of their operations, or finance the trade of their goods. According to the most recent IFC SME Banking Guide, SMEs have been shown to improve job creation and GDP growth throughout the world, and we expect the portfolio of our investments to have a positive, measurable impact in their communities, in addition to offering a competitive financial return to the investor.

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we are offering on a continuous basis up to $1,500,000,000 in units of our limited liability company interest, consisting of up to $1,250,000,000 of units in our primary offering, consisting of Class A units at the initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, which we refer to as the Primary Offering, and up to $250,000,000 of units pursuant to our distribution reinvestment plan, which we refer to as the Distribution Reinvestment Plan, and which we collectively refer to as the Offering.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. In June 2013, we satisfied our minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. In February 2015, our board of managers elected to extend our current offering for up to an additional one year period, expiring February 25, 2016. Our board has the right to further extend or terminate the Offering at any time. As of December 31, 2014, we had received subscriptions for and issued 7,290,232.516 of our units, including 95,615.551 units issued under our Distribution Reinvestment Plan, for gross proceeds of $68,800,026 including $862,931 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $823,518 and selling commissions of $2,182,917, for net proceeds of $65,793,591).

As of December 31, 2014, $1,432 million in units remained available for sales pursuant to the Offering, including approximately $249.1 million in units available pursuant to our Distribution Reinvestment Plan.

Our Dealer Manager

SC Distributors, LLC, or SC Distributors, a Delaware limited liability company formed in March 2009, serves as our dealer manager for the Offering. Strategic Capital Advisory Services, LLC, or Strategic Capital is an affiliate of our dealer manager and has an equity interest in our Advisor. Our dealer manager is a member firm of the Financial Industry Regulatory Authority, or FINRA. Our dealer manager receives dealer manager fees, selling commissions, distribution fees with respect to Class C units, and certain reimbursements for services relating to our offering.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered investment adviser with the State of California. Led by its Chief Executive Officer and President, Gloria Nelund, Brent VanNorman, its Chief Operating Officer and Chief Financial Officer, and Paul Sanford, its Chief Investment Officer, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, Strategic Capital is entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Advisory Agreement. See “Investment Advisory Agreements and Fees” section below.

We seek to capitalize on the significant investment experience of our Advisor’s management team, which has over 100 years of collective experience in financial services and investment. Our CEO and President, Gloria Nelund, founded our Sponsor in 2008 after a thirty year career in the international asset management industry.

To date, we have engaged, through our Advisor, four investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who will source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-advisors, who focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors must have strong, independent risk controls and must screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

TriLinc Advisors has selected the following managers to act as sub-advisors:

•

The International Investment Group L.L.C. (IIG): an SEC Registered Investment Advisor founded in 1994 focusing primarily on developing and managing alternative investment vehicles involved in global trade finance. Through various affiliates, the company has deployed over $9.0 billion in commodity and trade finance transactions to small and medium enterprises, primarily in developing economies.  With approximately $720 million in total assets, IIG currently manages and/or services over $530 million in trade finance transactions. IIG is headquartered in New York with additional representatives in Brazil, Chile, Colombia, Ecuador and Malta.

•

Asia Impact Capital Ltd. (AIC): an investment firm advised by the founding principals of TAEL Partners Ltd. (“TAEL”) and was established to provide investment management services to us. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long term track records and diverse investment capabilities across Southeast Asia. TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL generally enjoys an absence of competitive bidding, and is often able to undertake investments at attractive pricing levels.

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

•

Barak Fund Management Ltd. (Barak): is an African based asset management company founded in 2008 that is focused on providing trade finance to small and middle market companies in the agriculture and commodities sectors. Barak specializes in sourcing and originating mainly soft commodity and food-related transactions with strong collateral characteristics. With affiliate offices in Mauritius and South Africa, the Barak team is able to source and take advantage of the numerous opportunities that arise in some of the world’s fastest growing economies. Barak has completed close to $1 billion in transactions across Sub-Saharan Africa since its inception. Barak’s two founding principals have more than 35 years of combined experience in trading, international banking and private equity investment in Africa. Both possess specialist expertise and proven track records in the agricultural and commodities sectors, developed at a variety of world class institutions such as Standard Bank, Absa, Barclays and Rand Merchant Bank. Barak serves as a secondary sub-advisor.

TriLinc Advisors is a joint venture between our Sponsor and Strategic Capital. The purpose of the joint venture is to permit our Advisor to capitalize upon the expertise of our Sponsor management team as well as the experience of the executives of Strategic Capital in providing advisory services in connection with the formation, organization, registration and operation of entities similar to us. Strategic Capital provides certain services to, and on behalf of, our Advisor, including but not limited to formation and advisory services related to our formation and the structure of our public offering, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services.

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

The majority of our investments have been and will continue to be senior secured trade finance, senior secured loans and other collateralized loans or loan participations to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we provide growth capital financing generally ranging in size from $1-10 million per transaction. We will seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing sound due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments have been and will continue to be primarily credit facilities to developing economy SMEs, including trade finance and SME term loans, through TriLinc Advisors’ team of professional sub-advisors with a local presence in the markets where they invest. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we will support both economic growth and the expansion of the global middle class.

Investment Portfolio

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment.

During the year ended December 31, 2014, we invested, either through direct loans or loans participation, $77,992,548 across 22 portfolio companies. Our investments consisted of senior secured term loan participations, secured mezzanine term loans, and senior secured trade finance participations. Additionally, we received proceeds from repayments of investment principal of $31,194,554. During the year ended December 31, 2013, we had invested $8,162,158 across seven portfolio companies and received repayments of $1,643,099.

At December 31, 2014, our portfolio included 17 companies and was comprised of $5,750,000 or 10.8% in senior secured term loans participations, and $47,697,442 or 89.2% in senior secured trade finance participations. At December 31, 2013, our portfolio included 5 companies and was comprised of $2,952,836 or 45.1% in secured mezzanine loans, $3,000,000 or 45.8% in senior secured term loans participations, and $594,225 or 9.1% in senior secured trade finance participations.

The industrial and geographic composition of our portfolio at fair value as of December 31, 2014 and 2013 were as follows:

	As of December 31, 2014		As of December 31, 2013
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$9,000,000	16.8%	$2,500,000	38.2%
Construction Materials	5,474,066	10.2%	—	—
Consumer Electronics	—	—	2,952,836	45.2%
Fertilizer & Agricultural Chemicals	13,532,489	25.5%	—	—
Food Products	2,250,000	4.2%	—	—
Forest Products	—	—	500,000	7.6%
Household Products	1,400,000	2.6%	—	—
Meat, Poultry & Fish	7,000,000	13.1%	94,225	1.4%
Metals & Mining	2,500,000	4.7%	—	—
Packaged Foods & Meats	2,000,000	3.7%	—	—
Personal and Nondurable Consumer Products	8,250,000	15.4%	500,000	7.6%
Textiles, Apparel & Luxury Goods	2,040,887	3.8%	—	—
Total	$53,447,442	100.0%	$6,547,061	100.0%

	As of December 31, 2014		As of December 31, 2013
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$17,500,000	32.7%	$—	—
Brazil	3,000,000	5.6%	2,500,000	38.2%
Chile	—	—	500,000	7.6%
Ecuador	—	—	94,225	1.4%
Indonesia	—	—	2,952,836	45.2%
Kenya	5,000,000	9.4%	—	—
Namibia	2,000,000	3.7%	—	—
Peru	2,750,000	5.1%	500,000	7.6%
South Africa	18,867,044	35.4%	—	—
Zambia	4,330,398	8.1%	—	—
Total	$53,447,442	100.0%	$6,547,061	100.0%

As of December 31, 2014, we had one investment which represented more than 10% of our net assets.  Our investment in a secured trade finance participation to Profert Ltd., an agricultural chemicals producer based in South Africa, amounted to approximately $8,202,100 or 13.2% of our net assets.

Measuring Impact

We measure and expect to regularly provide accounting of economic, social and/or environmental impact achieved through our investments. The Company’s impact measurement system is utilized with investments to evaluate the progress of borrower companies toward their impact objectives during the life of the investment. The system leverages technology that has been specifically developed for tracking and analyzing impact and includes full integration of the Global Impact Investing Network’s Impact Reporting and Investment Standards (“IRIS”) metrics. Impact measurement is accomplished through the establishment of initial baseline measurements for both the Company core economic development metrics, as well as metrics associated with borrower companies’ stated impact objectives. These baseline measurements will be compared against future measurements in order to track incremental progress. In addition to furthering the Company’s economic development impact objectives, we anticipate that our investments will have a positive effect on borrower companies’ ability to make progress toward their stated impact objectives(s).

On an annual basis, an updating assessment will be completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. Annual external assurance of impact metrics data will be completed by an independent, third party provider. In February 2015, we engaged Moss Adams LLP, with the approval of our Audit Committee, to perform an independent review of certain impact data which will be contained in our 2014 Annual Impact Report.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2014, we had no borrowings.

Hedging Activities

Most of our investments are anticipated to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2014, all our investments were denominated in U.S. Dollars and, accordingly, we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

The Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement effective as of June 11, 2013 and covering expenses through December 31, 2014. Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through December 31, 2014 and will additionally pay the accrued operating expenses of the Company as of December 31, 2014 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided that any such reimbursement during the period of the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit, and therefore have not been recorded as expenses of the Company as of December 31, 2014. Such expenses will be expensed and payable by the Company in the period, if and when they become reimbursable. As of December 31, 2014, the Sponsor has agreed to pay a cumulative total of approximately $4.1 million of operating expenses.

Investment Advisory Agreements and Fees

We pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Amended and Restated Advisory Agreement. For the year ended December 31, 2014, the Company incurred $794,737 in management fees and $544,147 in incentive fees to our Advisor. Our Sponsor made an expenses support payment to the Company in the aggregate amount of $792,968 under the Amended and Restated Operating Expense Responsibility Agreement for management fees of $248,821 and incentive fees of $544,147 earned by the Advisor during the year ended December 31, 2014.

Asset Management Fee

The asset management fee is calculated at an annual rate of 2.00% of our gross assets payable quarterly in arrears. For purposes of calculating the asset management fee, the term “gross assets” means the total net fair value of the Company’s assets at the end of the quarter, other than intangibles and after the deduction of associated allowance and reserves, as determined by the Advisor in its sole discretion.

Incentive Fee

The incentive fee is comprised of two parts: (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.

The subordinated incentive fee on income is earned on pre-incentive fee net investment income and is determined and payable in arrears as of the end of each calendar quarter during which the Advisory Agreement is in effect. If the Advisory Agreement is terminated, the fee will also become payable as of the effective date of the termination.

The subordinated incentive fee on income is subject to a quarterly preferred return to investors, expressed as a rate of return on net assets at the beginning of the most recently completed calendar quarter, of 1.50% (6.0% annualized), subject to a “catch up” feature. The subordinated incentive fee on income for each quarter is calculated as follows:

No incentive fee is earned by the Advisor in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.50%, or the preferred return.

100% of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.875% (7.5% annualized) on our net assets at the end of the immediately preceding fiscal quarter, in any quarter, is payable to the Advisor. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds 1.875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter.

For any quarter in which our pre-incentive fee net investment income exceeds 1.875% on our net assets at the end of the immediately preceding fiscal quarter, the subordinated incentive fee on income equals 20% of the amount of our pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

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

The incentive fee on capital gains is earned on investments sold or matured and shall be determined and payable in arrears as of the end of each calendar year during which the Advisory Agreement is in effect. In the case the Advisory Agreement is terminated, the fee will also become payable as of the effective date of such termination. The fee will equal 20% of our realized capital gains, less the aggregate amount of any previously paid incentive fee on capital gains. Incentive fee on capital gains is equal to our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

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

The fees that are payable under the Advisory Agreement for any partial period are appropriately prorated. The fees are calculated using a detailed policy and procedure approved by our Advisor and our board of managers, including a majority of the independent managers, and such policy and procedure is consistent with the description of the calculation of the fees set forth above.

Our Advisor may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Advisor may determine in its sole discretion.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Although these exemptions will be available to us, they will not have a material impact on our public reporting and disclosure. We are deemed a “smaller reporting company” under the Securities Exchange Act of 1934, or the Exchange Act, and as a smaller reporting company, we are permanently exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, because we have no employees, we do not have any executive compensation or golden parachute payments to report in our periodic reports and proxy statements.

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

We conduct our business primarily through our direct and indirect wholly- and majority-owned subsidiaries, including foreign subsidiaries, which were established to carry out specific activities. Although we reserve the right to modify our business methods at any time, the focus of our business involves providing loans and other financing of the nature described in this Form 10-K. We conduct our operations so that they comply with the limit imposed by the 40% test and we do not hold ourselves out as being engaged primarily, or actually engage, in the business of investing in securities. Therefore, we expect that we will not be subject to registration or regulation as an investment company of any kind (including, without limitation, a face-amount certificate company, unit investment trust, open-end or closed-end company or a management company electing to be treated as a business development company) under the Investment Company Act. The securities issued to us by our wholly-owned or majority-owned subsidiaries, which subsidiaries will be neither investment companies nor companies exempt under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, will not be investment securities for the purpose of this 40% test.

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

Concentration of credit risk

At December 31, 2014, our portfolio of $53,447,442 (at fair value) consisted of loans and loan participation with 17 companies and was comprised of $5,750,000 or 10.8% in senior secured term loan participations, and $47,697,442 or 89.2% in senior secured trade finance participations. Our largest loan by value was $8,202,091 or 15.3% of total portfolio. Our 5 largest loans by value comprised 57.4% of our portfolio at December 31, 2014. Our entire portfolio consisted of participation in loans and we had no direct loans in our portfolio at December 31, 2014.

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

Risks Relating to our Business and Structure: General

We have limited operating history and may be unable to successfully implement our investment strategy.

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

We may not raise sufficient capital to sustain our operations or the operations of our Sponsor and Advisor

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. As of December 31, 2014, the Sponsor has agreed to pay a cumulative total of approximately $4.1 million of operating expenses. If we fail to raise sufficient capital in the Offering, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2014, our entire investment portfolio consisted of participations in loans.

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

In addition, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor had absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. If our Sponsor does not absorb our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor is under no obligation to continue to pay our operating expenses beyond December 31, 2014, and if our Sponsor chooses not continue to extend its obligations beyond that date, our distributions to our unitholders may be reduced.

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

As of December 31, 2014, we had not engaged in any hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

In order to achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our unitholders. Borrowing money for investments increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of units to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and that we will be unable to meet the other covenants or requirements of the credit agreements. In addition, our ability to pay distributions or incur additional indebtedness may be restricted by our credit agreements. If the value of our assets declines, we may be required to liquidate a portion or our entire investment portfolio and repay a portion or all of our indebtedness at a time when liquidation may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our unitholders. As of December 31, 2014, we had no debt outstanding.

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

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on our line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. During 2014, one of our borrowers elected to make such prepayments in the total amount of approximately $5 million.

Non-payment by our borrowers would prevent us from realizing expected income and could result in the decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal and, during 2014, one of our borrowers was in default in making a $200,000 principal payment. When this occurs, we may fail to realize expected income and, in some instances, this could possibly result in a write-down of the value of under-performing loans as well as our net asset value.

We allocate substantially all of our fixed-income investment capital to unrated instruments, which may be viewed as highly speculative.

We have and will likely continue to allocate substantially all of our fixed-income investment capital to unrated instruments. Such instruments may be viewed as highly speculative and the recovery of projected interest and principal payments is reliant on the Advisor’s and sub-advisors’ ability to accurately underwrite and manage our investments.

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

Because our target borrowers are smaller businesses, they tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, borrowers may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

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

Our borrowers tend to have fewer resources than larger businesses and an economic downturn is more likely to have a material adverse effect on them. If one of our borrowers is adversely impacted by an economic downturn, its ability to repay our loan would be diminished.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2014, we have made loans to companies located in Argentina, Brazil, Peru, Chile, Indonesia, Kenya, Namibia, South Africa and Zambia. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

•

Geopolitical Risk: Given that we invest in developing economies, there is a possibility of nationalization, expropriation, unfavorable regulation, economic, political, or social instability, war, or terrorism which could adversely affect the economies of a given jurisdiction or lead to a material adverse change in the value of our investments in such jurisdiction.

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

As of December 31, 2014, all our investments are denominated in U.S. dollars. In the future, some of our investments are likely to be denominated in a foreign currency and will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but effective hedging instruments may not be available in all cases, or may not be available at economically-feasible pricing or that hedging strategies may not be effective.

Fluctuation in currency exchange rates may negatively affect our borrowers’ ability to pay U.S. dollars denominated loans

For investment denominated in U.S. dollars, if the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

We pay substantial compensation to our Advisor, our dealer manager and their respective affiliates, which may be increased during the terms of the Offering or future offerings by our independent managers. The fees we pay in connection with the Offering and the agreements entered into with our Advisor and our dealer manager were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

As of December 31, 2014, we have paid fees totaling $1,476,051 to our Advisor or its affiliates and $3,006,435 to our dealer manager or its affiliates. The compensation paid to our Advisor, our dealer manager and their respective affiliates for services they provide us pursuant to the Advisory Agreement and the Dealer Manager Agreement was not determined on an arm’s-length basis. A third party unaffiliated with us may be willing and able to provide certain services to us at a lower price.

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

In the course of our investing activities, we also pay management and incentive fees to our Advisor and reimburse our Advisor for certain administrative expenses incurred on behalf of the Company. As a result, our investors invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve by making direct investments. As a result of this arrangement, there may be times when the management team of our Advisor has interests that differ from those of our unitholders, giving rise to a conflict. For example, our Advisor has incentives to recommend that we make investments using borrowings since the asset management fees that we pay to our Advisor will increase if we use borrowings in connection with our investments.

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

Taxable Income in Excess of Cash Available for Distribution

For federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted payment-in-kind arrangements, will be included in income before we receive any corresponding cash payments. We may also be required to include in income certain other amounts that we will not receive in cash. If a borrower defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously reported as investment income will become uncollectible.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty paying investor distributions without resorting, in part or in whole, to borrowings or other sources of capital.

The payment of the distribution fee over time with respect to the Class C units is deemed to be paid from cash distributions that would otherwise be distributable to the Class C unitholders. Accordingly, the holders of Class C units will receive a lower cash distribution to the extent of such Class C unitholders’ obligation to pay such fees. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the Company allocable to the Class C unitholders may, therefore, exceed the amount of cash distributions made to the Class C unitholders.

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

Foreign Income Taxes

We have and may continue to conduct our activities in foreign jurisdictions and, in conjunction therewith, we have formed four subsidiaries to conduct such activities and we may form additional subsidiaries. The conduct of activities in foreign jurisdictions (whether or not foreign subsidiaries are formed to conduct such activities) may result in the Company or its subsidiaries being subject to tax in such foreign jurisdictions. Taxes paid by the Company in such foreign jurisdictions will reduce the cash available for distribution to the unitholders. However, because we are taxable as a partnership for U.S. Federal income tax purposes, certain foreign income taxes paid by the Company may generate a foreign tax credit that will be allocated to each unitholder, which may be used to reduce, on a dollar-for-dollar basis, the tax liability of such unitholder.

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

We do not expect that we or any of our majority- or wholly-owned subsidiaries will be an investment company, and in particular, we will seek to assure that holdings of investment securities in the Company do not exceed 40% of the total assets of that entity as calculated under the Investment Company Act. In order to operate in compliance with that standard, we may be required to conduct our business in a manner that takes account of these provisions. In order for us to so comply, we or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the 40% test. In addition, we may also have to forgo opportunities to acquire certain assets or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the 40% test. For example, these restrictions will limit our ability to invest directly in certain types of assets, such as in securities that represent less than 50% of the voting securities (as used in the Investment Company Act) of the issuer thereof.

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

The initial prices of our units were established on an arbitrary basis and are not based on the amount or nature of our assets, the market value of our assets, or our book value. Even though we conduct quarterly valuations of our assets, the price of our units may not be indicative of the price at which such units would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a unitholder would receive if we were liquidated or dissolved. In addition, our board of managers may determine the fair value of our assets based upon internal valuation assessments and not independent valuation assessments, which may be materially different. Future offering prices will take into consideration other factors such as selling costs and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.

Based on the Company’s net asset value of $62,289,992 as of December 31, 2014, our board of managers has determined that no change to the offering price of our units is required and, as of the date of this report, we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made capital contributions in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Because this is a blind pool offering, our unitholders will not have the opportunity to evaluate our investments before we make them, which makes investment in our units more speculative.

Our investments are selected by our sub-advisors and reviewed by our Advisor and our unitholders do not have input into such investment decisions, so our unitholders have to rely entirely on the ability of our Advisor and sub-advisors to select suitable and successful investment opportunities. Both of these factors will increase the uncertainty, and thus the risk, of investing in units.

The offering prices may change on a quarterly basis and investors may not know the offering price when they submit their subscriptions.

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

Our dealer manager, SC Distributors, LLC, was formed in March 2009 and has limited experience conducting public offerings. This lack of experience may affect the way in which our dealer manager conducts our public offering. In addition, because this is a “best efforts” offering, we may not raise proceeds in the Offering sufficient to meet our investment objectives. The success of the Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to enter into selling agreements with a network of licensed participating brokers dealers. If our dealer manager failed to perform for any reason, it could significantly impact the success of this offering and, likewise the success of our operations. There is no way to predict how many units will be sold and we may not be able to sell a sufficient number of units to allow us to have adequate funds to purchase a diversified portfolio of investments. As a result, we may be unable to achieve our investment objectives, and our unitholders could lose some or all of the value of their investment.

Recent disclosures made by American Realty Capital Partners, Inc. (“ARCP”), a publicly-traded real estate investment trust, regarding alleged accounting errors made by ARCP employees have led to market concerns regarding RCS Capital Corporation (“RCAP”) and the temporary suspension or delaying of the distribution of our units in our ongoing public offering by a limited number of broker-dealers.  To the extent additional broker-dealers suspend or delay their participation in our offering, we may be unable to raise sufficient capital to enable us to meet our investment objectives, and as a result your investment in us may suffer adverse consequences.

On October 29, 2014, ARCP announced that it was restating its earnings after discovering that several employees “intentionally made” accounting mistakes that caused ARCP to understate net losses during the first half of 2014.  These alleged accounting errors have resulted in the resignations of both ARCP’s then- chief financial officer and ARCP’s then- chief accounting officer.  The SEC, as well as the Federal Bureau of Investigation, announced that they have each opened investigations into ARCP’s accounting practices, in conjunction with an investigation by the U.S. Attorney’s Office for the Southern District of New York.

The success of this offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager to retain key employees, to operate and maintain a network of licensed securities broker-dealers and other agents and to enter into and maintain selling agreements with participating broker-dealers. If legal actions brought against ARCP have an adverse impact upon the financial condition or reputation of RCAP, the parent of our dealer manager, and as a consequence upon our dealer manager, it could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy.

Because our dealer manager is affiliated with RCAP, a limited number of broker-dealers that had been participating in the distribution of our public offering have temporarily suspended their participation in our offering, and additional broker-dealers may do so in the future. In addition, certain broker-dealers are delaying entering into agreements with our dealer manager. To the extent that broker-dealers have suspended or delayed participation in our offering and continue to do so, we may be unable to raise sufficient capital to meet our investment objectives and achieve a diversified portfolio. If this occurs, your investment in us may suffer adverse consequences.

We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in the timeframe contemplated by our prospectus.

Delays in investing the net proceeds from the Offering may impair our performance. We may be unable to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. As of December 31, 2014 we had approximately $7.9 million in cash.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of the Offering associated with the sale of units. This means that the investors who purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2014, we have incurred a cumulative total of approximately $6,822,100 in offering costs, of which $3,438,722 has been reimbursed to our Sponsor.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates. As of December 31, 2014, there are no new or revised accounting standards that we have not adopted.

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

Based on the Company’s net asset value of $62,289,992 as of December 31, 2014, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our estimated net asset value was determined in accordance with the procedures set forth above. Our net asset value and the offering prices would have decreased if the Sponsor had not made capital contributions in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

As of March 24, 2015, there were 3,660,765.455 Class A units outstanding held of record by 758 persons, 513,375.650 Class C units outstanding held of record by 168 persons, and 4,094,331.407 Class I Units outstanding held of record by 492 persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

Distributions

We pay distributions pursuant to the terms of our operating agreement on a monthly basis when declared by our board of managers. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will continue to make distributions at a specific rate or at all. Generally, our policy is to pay distributions from cash flow from operations. However, our organizational documents permit us to pay distributions from any source, including borrowings and offering proceeds, provided, however, that no funds will be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. We have not established a cap on the use of offering proceeds to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for investments and your overall return will be reduced. During the quarters ended December 31, 2013 and March 31, 2014, we paid cash distributions in excess of our net investment income for these quarters in the amount of $51,034 and $31,750, respectively.

Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units are and will continue to be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is an expense specific to Class C unitholders. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the Company allocable to the Class C unitholders may, therefore, exceed the amount of cash distributions made to the Class C unitholders.

Starting in July 2013, the Company has paid monthly distributions for all classes of units. From July 2013 to April 2014, these distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee for Class C Units). Starting in May 2014, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee for Class C Units). For the year ended December 31, 2014, $1,939,052 of these distributions were paid in cash and $812,669 were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
					Cash Flows from	Cash Flows from
	Amount	Cash	Distributions		Operating	Financing
Months ended	per Unit	Distributions	Reinvested	Total Declared	Activities	Activities (1)
January 31, 2014	$0.05366	$71,492	$21,091	$92,583	$71,492	$—
February 28, 2014	$0.04846	84,061	19,925	103,986	84,061	—
March 31, 2014	$0.05366	95,463	30,466	125,929	63,713	31,750
April 30, 2014	$0.05192	97,896	40,089	137,985	97,896	—
May 31, 2014	$0.05986	121,686	51,552	173,239	121,686	—
June 30, 2014	$0.05792	129,488	59,962	189,450	129,488	—
July 31, 2014	$0.05986	153,606	71,215	224,821	153,606	—
August 31, 2014	$0.05986	187,950	80,373	268,323	187,950	—
September 30, 2014	$0.05792	203,038	90,994	294,032	203,038	—
October 31, 2014	$0.05986	237,831	106,505	344,336	237,831	—
November 30, 2014	$0.05792	260,366	111,951	372,317	260,366	—
December 31, 2014	$0.05986	296,175	128,546	424,721	296,175	—
Total for 2014		$1,939,052	$812,669	$2,751,722	$1,907,302	$31,750

July 31, 2013	$0.05366	$857	$18,547	$19,404	$857	$—
August 31, 2013	$0.05366	22,932	1,452	24,384	22,932	—
September 30, 2013	$0.05192	22,892	1,771	24,663	22,892	—
October 31, 2013	$0.05366	47,409	6,287	53,696	47,409	—
November 30, 2013	$0.05192	57,275	9,370	66,645	57,275	—
December 31, 2013	$0.05366	65,015	12,835	77,850	13,981	51,034
Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034

(1)	Capital contribution from our Sponsor

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 30, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1,500,000,000 in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and was originally expected to terminate on or before February 24, 2015. In February 2015, our board of managers elected to extend the Offering for up to an additional one year period, expiring on February 25, 2016. Our board has the right to further extend or terminate the Offering at any time.

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

As of December 31, 2014, we had received subscriptions for and issued 7,290,232.516 of our units, including 95,615.551 units issued under our Distribution Reinvestment Plan, for gross proceeds of $68,800,026 including $862,931 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $823,518 and selling commissions of $2,182,917, for net proceeds of $65,793,591). From the net offering proceeds, we paid and accrued a total of $3,438,722 towards reimbursement to our Sponsor for our organization and offering costs. With net offering proceeds, we have financed a net total of $53,317,053 in senior secured trade claim, secured mezzanine term loan, and senior secured term loan transactions.

As of December 31, 2014, approximately $3.6 million remained payable to our Sponsor for costs related to our organization and offering.

Unit Repurchase Program

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we conduct quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us at a price equal to the then current offering price less the sales fees associated with that class of units. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit our unitholders’ ability to sell their units. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our distribution reinvestment plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

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

For the year ended December 31, 2014, the Company had received and processed two repurchase requests. The Company repurchased an aggregate of 7,272.453 Class A units from the Sponsor at a price of $9.025 per unit for a total of $65,634.

The following table reflects the activity under our unit repurchase program during the three months ended December 31, 2014.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	—	$—	—	90,046
November 1, 2014 to November 30, 2014	—	—	—	90,046
December 1, 2014 to December 31, 2014	4,432	9.025	4,432	90,046
Total	4,432	$9.025	4,432

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

For the period from June 12, 2013 through December 31, 2014, we issued 95,615.551 units totaling $862,931 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual report.

	At and for the	At and for the
	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Consolidated Statement of Operations Data:
Total investment income	$3,371,868	$246,730
Management fees (1)	794,737	93,146
Incentive fees (1)	544,147	34,001
Total net expenses	651,131	30,991
Net investment income	2,720,737	215,739
Net increase in net assets resulting from operations	2,720,737	215,739
Consolidated Per unit Data:
Net asset value per unit at year end	$8.553	$8.572
Net investment income	0.69	0.47
Net increase in net assets resulting from operations	0.69	0.47
Distributions paid	0.70	0.58
Consolidated Balance Sheet Data:
Total investment at fair value	$53,447,442	$6,547,061
Cash	7,875,917	6,666,659
Total assets	62,929,147	13,461,818
Total liabilities	639,155	96,555
Total net assets	62,289,992	13,365,263
Other Data:
Weighted average annual yield on investments (2)	12.8%	11.2%
Number of portfolio companies at year end	17	5

(1)	Our Sponsor reimbursed us for a portion of these fees under the Amended Operating Expense Responsibility Agreement.
(2)	The weighted average yield is based in on the current cost of our investments.

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

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments have been and will continue to be senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the four sub-advisors that we have contracted to assist the Advisor in implementing the Companies investment program, we provide growth capital financing generally ranging in size from $1-10 million. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments have been and will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we are offering on a continuous basis up to $1,500,000,000 in units of our limited liability company interest, consisting of up to $1,250,000,000 of units in the Primary Offering consisting of Class A units at an initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, and up to $250,000,000 of units pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The Company’s offering period was originally scheduled to terminate two years after the initial offering date.  In February 2015, we elected to extend the Offering for up to an additional one year period, expiring on February 25, 2016. Our board has the right to further extend or terminate the Offering at any time.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of December 31, 2014, we had received subscriptions for and issued 7,290,232.516 of our units, including 95,615.551 units issued under our Distribution Reinvestment Plan, for gross proceeds of $68,800,026 including $862,931 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $823,518 and selling commissions of $2,182,917, for net proceeds of $65,793,591).

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

Revenues

Since we anticipate that the majority of our assets will consist of trade finance instruments and term loans, we expect that the majority of our revenue will continue to be generated in the form of interest. Our senior and subordinated debt investments may bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally is due at the maturity date. In addition, we generate revenue in the form of acquisition and other fees in connection with some transactions. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of asset management fees and expenses reimbursable to our Advisor under the Amended and Restated Advisory Agreement. We bear all other costs and expenses of our operations and transactions.

Since our inception and through December 31, 2014, under the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has assumed substantially all our operating expenses. As of December 31, 2014, the Sponsor has agreed to pay a cumulative total of approximately $4.1 million of operating expenses.

Portfolio and Investment Activity

During the year ended December 31, 2014, we invested, either through direct loans or loans participation, $77,992,548 across 22 portfolio companies. Our investments consisted of senior secured term loan participations, secured mezzanine term loans, which were repaid in full as of December 31, 2014, and senior secured trade finance participations. Additionally, we received proceeds from repayments of investment principal of $31,194,554. During the year ended December 31, 2013, we had invested $8,162,158 across 7 portfolio companies and received repayments of $1,643,099.

At December 31, 2014, our portfolio included 17 companies and was comprised of $5,750,000 or 10.8% in senior secured term loans participations, and $47,697,442 or 89.2% in senior secured trade finance participation. At December 31, 2013, our portfolio included 5 companies and was comprised of $2,952,836 or 45.1% in secured mezzanine loans, $3,000,000 or 45.8% in senior secured term loans participations, and $594,225 or 9.1% in senior secured trade finance participation.

At December 31, 2014, the weighted average yield of our senior secured term loans and senior secured trade finance at their current cost basis were 13.9% and 12.7%, respectively. The weighted average yield of our secured mezzanine term loans, senior secured term loans, and senior secured trade finance at their current cost basis were 14.5%, 12.5% and 9.1%, respectively at December 31, 2013.

Results of Operations

Consolidated operating results for the years ended December 31, 2014 and 2103 are as follows:

	Year ended
	December 31,	December 31,
	2014	2013
Interest income	$3,351,246	$246,730
Interest from cash	20,622	—
Total investment income	3,371,868	246,730
Management fees	794,737	93,146
Incentive fees	544,147	34,001
Operating expenses	105,215	—
Total expenses	1,444,099	127,147
Expense support payment from Sponsor	(792,968)	(96,156)
Net expenses	651,131	30,991
Net investment income	$2,720,737	$215,739

Revenues.

For the year ended December 31, 2014, total investment income amounted to $3,371,868. Interest income from loan participations and direct loans amounted to $2,954,526 and $294,333, respectively. Investment income also included $102,387 in amortization of upfront fees paid on our secured mezzanine term loan position and $20,622 in interest earned on our cash balance.

Interest income for the year ended December 31, 2013 totaled $246,730. Interest income from loan participations and direct loans amounted to $89,670 and $129,000, respectively. Interest income also included $28,002 in amortization of upfront fees paid on our secured mezzanine term loan position and $58 of interest earned on our cash balances.

Expenses. For the year ended December 31, 2014, the management and incentive fees amounted to $794,737 and $544,147, respectively. An aggregate of $792,968 of the management and incentive fees was paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement. We incurred and paid $105,215 in operating expenses. In addition, during 2014 the Sponsor assumed responsibility for our operating expenses in the aggregate amount of $1,534,752 under the Amended and Restated Operating Expense Responsibility Agreement for additional expenses paid or incurred by the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds.

For the year ended December 31, 2013, the management fee amounted to $93,146. Our Advisor earned an incentive fee of $44,021 during the same period. $10,020 of the incentive fee earned by the Advisor was paid by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement. In addition, the Sponsor made an expenses support payment to the Company in the aggregate amount of $96,156 under the Amended and Restated Operating Expense Responsibility Agreement for management fee of $66,726 and incentive fee of $29,430 earned by the Advisor during the quarter ended December 31, 2013. During the year ended December 31, 2013, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor agreed to pay a total of approximately $1,784,600 of operating expenses on behalf of the Company.

Going forward, we expect our primary expenses to continue to be the payment of asset management fees and the reimbursement of expenses under our Advisory Agreement with the Advisor. We bear other expenses, which include, among other things:

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized or unrealized gains or losses for the years ended December 31, 2014 and 2013.

Changes in Net Assets from Operations. For the year ended December 31, 2014, we recorded a net increase in net assets resulting from operations of $2,720,737.

For the year ended December 31, 2013, we recorded a net increase in net assets resulting from operations of $215,739.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2014, we had $7.9 million in cash. In the future, we will generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments, and from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. We will sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. In June 2013, the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000. As of December 31, 2014, the Company had sold approximately 7.28 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $68.8 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, when, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of December 31, 2014 and 2013, we had no debt outstanding and no available sources of debt financing.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein as all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Amended and Restated Advisory Agreement between us and the Advisor, dated as of February 25, 2014, has a one-year term and is subject to an unlimited number of renewals upon mutual consent of the Company and the Advisor. Our board of managers has determined to extend our Amended and Restated Advisory Agreement, effective February 25, 2015, through March 24, 2015, the date of the meeting of the board of managers at which the board conducted its annual review of the Advisor’s performance and compensation. On March 24, 2015, the Company entered into a Second Amended and Restated Advisory Agreement to renew the Company’s arrangement with the Advisor for an additional one-year term. The Advisor will serve as our advisor in accordance with the terms of our Amended and Restated Advisory Agreement. Payments under our Amended and Restated Advisory Agreement in each reporting period will consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company will reimburse organization and offering expenses to the Sponsor to the extent that such reimbursement does not exceed 5.0% of the gross offering proceeds raised from the offering. As of December 31, 2014, the total amount that would be due to be reimbursed to the Sponsor is approximately $3.6 million. Pursuant to the terms of an Amended and Restated Operating Expense Responsibility Agreement between the Company and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2014 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering, provided that any such reimbursement during the period of the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $4.1 million through December 31, 2014.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions with respect to the Class C units will be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2014, we paid a total of $2,751,722 in distributions, comprised of $1,939,052 paid in cash and $812,669 reinvested under our Distribution Reinvestment Plan. For the year ended December 31, 2013 we have paid a total of $266,643 in distributions, comprised of $216,381 paid in cash and $50,262 reinvested under our Distribution Reinvestment Plan.

Legal Proceedings

The Company is not party to any legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2014, except as discussed below.

Distributions

On January 20, 2015, with the authorization of our board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On February 2, 2015, $309,644 of these distributions were paid in cash and on January 31, 2015, $142,892 were reinvested in the Company’s units for those investors participating in the Company’s unit Distribution Reinvestment Plan.

On February 17, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On March 2, 2015, $289,084 of these distributions were paid in cash and on February 28, 2015, $138,924 were reinvested in the Company’s units for those unitholders participating in the Distribution Reinvestment Plan.

On March 24, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2015. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 3, 2015.

Status of the Offering

Subsequent to December 31, 2014 through March 24, 2015, the Company sold approximately 985,512 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan) for approximately $9,562,000 in gross proceeds. As of March 24, 2015, the Company had received $78.4 million in total gross offering proceeds through the issuance of approximately 8.3 million total units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Based on the Company’s net asset value of $62,289,992 as of December 31, 2014, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

Subsequent to December 31, 2014 through March 24, 2015, the Company funded approximately $30.1 million in new loans and received proceeds from repayment of loans of approximately $22.9 million.

Agreements

On March 24, 2015 we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the term of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2014, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2014.

Our Amended and Restated Advisory Agreement between us and the Advisor, dated as of February 25, 2014, has a one-year term and is subject to an unlimited number of renewals upon mutual consent of the Company and the Advisor. Our board of managers has determined to extend our Amended and Restated Advisory Agreement, effective February 25, 2015, through March 24, 2015, the date of the meeting of the board of managers at which the board conducted its annual review of the Advisor’s performance and compensation. On March 24, 2015, the Company entered into a Second Amended and Restated Advisory Agreement to renew the Company’s arrangement with the Advisor for an additional one-year term.

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

Although we were organized and conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act of 1940, our financial statements are prepared using the specialized accounting principles of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Overall, we believe that the use of investment company accounting makes our financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

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

Investments for which market quotations are readily available are valued at those quotations. Most of our investments are private investments in companies whose securities are not actively traded in the market and for which quotations are not be available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, our board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

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
4.

Our board of managers discusses the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Advisor, Duff & Phelps and the audit committee. Our board of managers is ultimately responsible for the determination, in good faith, of the fair value of each investment.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans for accounting purposes if we have reason to doubt our ability to collect such interest. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income on a straight line basis, which we have determined not be materially different from the effective yield method.

We record prepayment fees for loans and debt securities paid back to the Company prior to their maturity date as income upon receipt.

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

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2014 or 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on February 25, 2016. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

We may reimburse our dealer manager for certain expenses that are deemed underwriting compensation. Assuming an aggregate selling commission and a dealer manager fee of 9.75% of the gross offering proceeds (which assumes all offering proceeds come from Class A units), we would reimburse the dealer manager in an amount up to 0.25% of the gross offering proceeds. Because the aggregate selling commission and dealer manager fees will be less than 9.75% of the gross offering proceeds (due to a portion of the offering proceeds coming from the sale of Class C and Class I units), we may reimburse the dealer manager for expenses in an amount greater than 0.25% of the gross offering proceeds, provided that we will not pay or reimburse any of the foregoing costs to the extent such payment would cause total underwriting compensation to exceed 10.0% of the gross proceeds of the primary offering as of the termination of the offering, as required by the rules of FINRA.

Expense Responsibility Agreement

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through December 31, 2014 and will additionally pay the accrued operating expenses of the Company as of December 31, 2014 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Amended and Restated Operating Expense Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2014. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

Based on the valuation with respect to the quarter ended December 31, 2014, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made capital contributions in the aggregate amount of $82,784 as of December 31, 2014 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

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

To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We had no outstanding debt as of December 31, 2014 and 2013.

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

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2014. These investments maturities reflect contractual maturity dates. See note 3 to our consolidated financial statements for additional information regarding our investments.

	Future Principal Payments and Interest Rates by the Investments Contractual Year of Maturity
	2015	2016	2017	Thereafter	Total	Fair Value (a)
Fixed rate investments	$48,411,728	$3,607,143	$1,428,571	$—	$53,447,442	$53,447,442
Weighted average interest rate (b)	12.66%	13.83%	13.37%	—	12.80%

(a)	Fair value as reported in our consolidated financial statements
(b)	Weighted average rate is based on the investments’ stated rates

ITEM 8. FINANCIAL STATEMENTS

See the Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-159f of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

Because of its innate limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented on the statements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We refer to our managers who are not independent as our “affiliated managers.” Our operating agreement sets forth the material business or professional relationships that cause a person to be affiliated with us and therefore not eligible to serve as an independent manager. A business or professional relationship is per se material if the prospective independent manager received more than five percent of his or her annual gross income in the last two years from our Sponsor, our Advisor or any affiliate of our Sponsor or our Advisor, or if more than five percent of his or her net worth, on a fair market value basis, has come from our Sponsor, our Advisor or any affiliate of our Sponsor or our Advisor.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2014, the board of managers held 15 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	53	Chairman of our Board of Managers, Chief Executive Officer and President
Brent L. VanNorman	54	Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer and Affiliated Manager
Paul Sanford	39	Chief Investment Officer
Terry Otton	61	Independent Manager
Cynthia Hostetler	52	Independent Manager
R. Michael Barth	65	Independent Manager

Gloria S. Nelund, Chairman, President and Chief Executive Officer

Gloria S. Nelund has served as our Chairman and Chief Executive Officer since our formation in April 2012 and as our President since December 2014. In addition, she has served as the Chairman and Chief Executive Officer of our Advisor since its formation in April 2012, Chief Compliance Officer of our Advisor since October 2013, and as the Chairman and Chief Executive Officer of our Sponsor since its formation in August 2008 and President of our Sponsor since December 2014. From October 2006 until August 2008, Ms. Nelund served as the President and founder of Titus Development Group, LLC, a consulting firm focusing on strategy development, business planning and launch for start-up companies, as well as growth planning for small to mid-sized firms. Prior to founding Titus Development, LLC, Ms. Nelund spent her career as a high level executive in the international Asset Management Industry. Most recently, Ms. Nelund served as Head of the U.S. Private Wealth Management Division at Deutsche Bank, the world’s fifth largest financial institution. In this capacity, Ms. Nelund held fiduciary responsibility for more than $50 billion in investment assets, including more than $20 billion in emerging markets and credit instruments. In addition to this role, Ms. Nelund served as the only female member of the Global Private Wealth Management Executive Committee. Ms. Nelund had served as the Managing Director of Scudder Kemper Investments, prior to its purchase by Deutsche Bank.

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

In addition to her activities with TriLinc, Ms. Nelund is the Chairman of the Board and Independent Trustee for RS Investments, a mutual fund complex with more than $20 billion in assets under management. She is also a life-long supporter of development-oriented philanthropic causes. While at Deutsche Bank, Ms. Nelund served on the Board of the Deutsche Bank Americas Community Development Group, with responsibility for providing loans, investments and grants to targeted organizations throughout the U.S. and Latin America. She has also volunteered as a teacher of at-risk youth in the Los Angeles Unified School District and the YMCA of Los Angeles. Ms. Nelund currently sits on the board of multiple not-for-profit organizations and actively supports entrepreneurship research and education. She is an active speaker and guest lecturer on Impact Investing at conferences and several top business schools, including Wheaton, Kellogg and the Massachusetts Institute of Technology. Ms. Nelund attended the University of Dayton in Dayton, Ohio as a Business and Economics major, and she is a graduate of the University of Virginia Colgate Darden Graduate School’s Sales and Marketing Executives Program.

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

Brent L. VanNorman, Esq., CPA, Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer, Secretary and Manager

Brent L. VanNorman has served as our Chief Financial Officer since August 2014 and as our Chief Operating Officer, Chief Compliance Officer and Secretary and as Chief Operating Officer and Chief Financial Officer of our Advisor since October 2013. Mr. VanNorman also served as the Interim Chief Financial Officer of the Company since October 2013 until his appointment as Chief Financial Officer of the Company in August 2014. Mr. VanNorman has served as a Manager since December 2014.  Prior to joining us, Mr. VanNorman served as a key member of the Intellectual Property and Litigation Team for the international law firm of Hunton & Williams LLP, beginning his practice there in 2000, and terminating when he joined the Company. Prior to practicing law, Mr. VanNorman served as a Chief Information Officer for The Title Office, where he managed the accounting, data processing and marketing departments, along with 15 of the company’s 42 offices.

Prior to his tenure at The Title Office, Mr. VanNorman was a Senior Manager with the international CPA firm of Crowe Horwath (formerly Crowe Chizek), where he oversaw large consulting projects in the firm’s Systems Consulting Group. In addition to appearing in many federal courts throughout the country and at all levels in the Virginia state court system, Mr. VanNorman is a patent attorney. He is also a Certified Public Accountant, Certified Computer Programmer and is Certified in Production and Inventory Management. Mr. VanNorman graduated magna cum laude from Anderson University in Anderson, Indiana, with majors in Accounting and Computer Science. He was recognized as the Outstanding Accounting graduate. Mr. VanNorman graduated summa cum laude, from Regent University School of Law and was recognized as the Outstanding Law School Graduate in addition to being Editor-in-Chief of the school’s law review. He has served as an adjunct law professor at his alma mater. Mr. VanNorman is Gloria S. Nelund’s brother-in-law. Mr. VanNorman brings a breadth of experience in business, accounting, data processing, and the law to the TriLinc’s management team. Mr. VanNorman has served on the Board of Directors of IMPACT International, a not for profit organization since 2004.

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

Mr. Sanford has fourteen years of experience developing, managing and executing global macro investment strategies at both large global banks and boutique investment firms. Throughout his career, Mr. Sanford has followed and invested in emerging markets as part of his various investment mandates, including conducting extensive research on developing economies and reviewing and selecting leading managers of emerging market debt and equities, most prominently as Portfolio Manager for Latin American accounts at the U.S. Private Bank of HSBC. Mr. Sanford has a deep understanding of macroeconomics and geo-politics, and an in-depth knowledge of traditional and alternative asset classes in both public and private capital markets. For over a decade, Mr. Sanford has been a global macro investor with a focus on Central Bank policy, GDP growth trends, global interest rates, global currencies and foreign government policies.

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

Cynthia Hostetler, Independent Manager

Cynthia Hostetler has been an independent trustee of the Artio Global Investment Funds since November 2011 and an independent director of Artio Global Equity Fund Inc. since November 2010 until 2013, when Artio Global was acquired by Aberdeen Asset Management. Since 2013, Ms. Hostetler has served as an independent trustee of the Aberdeen Investment Funds. Ms. Hostetler has also served since May 2012 as an independent director of Edgen Group (NYSE:EDG), an energy infrastructure company. EDG was acquired by Sumitomo Corporation in late 2013. Additionally, Ms. Hostetler has served on the Board of Directors of Vulcan Materials Company (NYSE: VMC), a producer of construction aggregates and other construction materials, since July 2014.  From August 2001 until her retirement in January 2009, Ms. Hostetler was the Head of Private Equity and Vice President of Investment Funds at the Overseas Private Investment Corporation (OPIC). Prior to OPIC, Ms. Hostetler was the President and a member of the Board of Directors of First Manhattan Bancorporation. Ms. Hostetler began her professional career as an attorney in the corporate/banking department of the law firm Simpson Thacher & Bartlett, and received a Bachelor of Arts degree from Southern Methodist University and her law degree from The University of Virginia School of Law.

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

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in emerging markets development and investment. His qualifications to serve on the Company’s board of managers span more than 30 years’ of relevant experience in development/emerging markets, including serving as Chief Executive Officer of FMO (Netherlands Development Finance Company), Director of the Capital Markets Development Department at the World Bank and several senior positions at the International Finance Corporation, the private sector arm of the World Bank Group. Mr. Barth is currently Chairman of the Board of SFC Ltd., part of the AfricInvest Group, and is also a member of the Boards of Directors of FINCA Microfinance Holding and SNV (USA), Bamboo Finance (Luxembourg), and SNV (USA). He is also a member of the Investment Committee of private equity manager Tuninvest /Africinvest. Additionally, he is a non-resident Fellow of the Center for Strategic and International Studies, a member of the Expert Advisory Board of Dalberg Global Development Advisors, the International Council of the Bretton Woods Committee. Previously, he has held several board positions, including of EMPEA, the Emerging Markets Private Equity Association. Mr. Barth was recently appointed as a Senior Advisor to EMPEA

Unless a manager resigns, is removed “for cause” by the majority of the remaining managers (excluding the manager being removed) or is removed by the majority vote of our unitholders, our managers will serve for our duration. Our executive officers will serve until their successors are elected and qualify. Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of managers from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Each of our executive officers is also an officer of our Advisor.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s managers and to officers or employees of the Company, whether acting directly as an officer or employee of the Company or indirectly as an officer of our Sponsor or employee of our Advisor, which conducts the day-to-day operations of the Company.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and  reviews with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2014, our Audit Committee had seven meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Messrs. Terry Otton and R. Michael Barth and Ms. Cynthia Hostetler. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had six meetings in 2014. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2014, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2014, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

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

We compensate each of our independent managers with an annual retainer of $50,000, which will be pro-rated in the event of a partial term. In addition, we pay our independent managers fees for participating on committees of the board as follows:

•	each member of a committee of the board receives $5,000 annually for each committee upon which he or she serves; and
•

the chairman of the audit committee receives an additional annual retainer of $10,000 and the chairman of any other committee receives an additional annual retainer of $2,500, each of which will be pro-rated in the event of a partial term.

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

The following table sets forth compensation of the Company’s independent members for the years ended December 31, 2014 and 2013:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$70,000	—	$70,000
Cynthia Hostetler	$57,500	—	$57,500
R. Michael Barth	$60,000		$60,000

The Company did not have any outstanding equity awards as of December 31, 2014.

Compensation Discussion and Analysis

Because the Advisory Agreement provides that the Advisor assumes principal responsibility for managing our affairs, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of the Advisor or its affiliates, they devote such portion of their time to our affairs as is required for the performance of the duties of the Advisor under the Advisory Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of the Advisor based on all of the services provided by these individuals. See “Certain Relationships and Related Transactions, and Director Independence” below for a summary of the fees and expenses payable to the Advisor and other affiliates.

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

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	321,330	(3)	3.9%
TriLinc Advisors, LLC	17,729	(3)	*
Gloria S. Nelund	—	(3)	—
Paul Sanford	—		—
Brent VanNorman	1,184		*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All manager and officers as a group	340,243		4.1%
*	Amount represents less than 1%
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
(3)

TriLinc Advisors is controlled by our Sponsor, TriLinc Global LLC, as the managing member. Our Sponsor is presently directly or indirectly controlled by Gloria Nelund, and as such, may be deemed to be the beneficial owner of the units owned by our Advisor and our Sponsor.

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

Other Provisions Relating to Conflicts of Interest

In addition to the creation of the corporate governance and conflicts committee, our operating agreement contains many other restrictions regarding conflicts of interest, including the following:

Advisor Compensation: Our independent managers review, at least annually, whether the compensation we contract to pay TriLinc Advisors and its affiliates is reasonable relative to the nature and quality of the services provided and whether such compensation is within the limits provided for in our operating agreement. Our independent managers supervise the performance of TriLinc Advisors and its compensation to determine whether the provisions of our compensation arrangements are being carried out. This evaluation is based on the following factors, as well as any other factors deemed relevant by the independent managers:

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

Investments with affiliates: We may not invest in any asset or company in which the Advisor, any of our managers or officers or any of their affiliates has a direct economic interest without a determination by the majority of our board of managers (including a majority of our independent managers) that such an investment is fair and reasonable to us. In addition, with respect to any potential debt investment in a portfolio company in which our sub-advisor has an equity interest, our Advisor must determine, before the investment is made, that the procedures by which this potential debt investment is evaluated and priced are fair and reasonable.

Purchase of assets from affiliates: We may not purchase assets from the Sponsor, Advisor, manager or any of their affiliates unless a majority of our board of managers (including a majority of our independent managers) not otherwise interested in the transaction determine that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the assets to the Advisor or its affiliates or such manager, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event would the cost of any such assets to us exceed its then current appraised value.

Sale of assets to affiliates: We may not sell or lease assets to the Sponsor, Advisor, manager or any of their affiliates or to the managers without a determination by a majority of our board of managers (including a majority of our independent managers) not otherwise interested in the transaction, that such transaction is fair and reasonable to us. In no event would the cost of any such assets to us exceed its then current appraised value.

Loans to/from affiliates: We may not borrow money from the Sponsor, Advisor, managers or any of their affiliates unless a majority of our board of managers (including a majority of our independent managers) not otherwise interested in transaction approve it as being fair, competitive and commercially reasonable to us and no less favorable to us than loans between unaffiliated parties under similar circumstances. We may not make loans to an entity in which the Sponsor, Advisor or the managers or any of their affiliates have an interest unless an independent expert appraises the underlying collateral and there is a determination by a majority of our board of managers and majority of the corporate governance and conflicts committee) not otherwise interested in the transaction, that such transaction is fair and reasonable to us.

Other restrictions on transactions with affiliates: We may not give our Advisor an exclusive right to sell our assets. Our Advisor is prohibited from commingling our funds with the funds of any other entity or person for which it provides advisory or other services. Our Advisor is prohibited from providing any financing with a term in excess of 12 months to us. We may not pay a commission or fee, either directly or indirectly to our Advisor, or its affiliates, except as otherwise permitted by our operating agreement, in connection with the reinvestment of cash flows from operations and available reserves or of the proceeds of the resale, exchange or refinancing of our assets. In addition, our operating agreement prohibits our Advisor and its affiliates from receiving or accepting any rebate, give-up or similar arrangement that is prohibited under federal or state securities laws. Our Advisor and its affiliates are also prohibited from participating in any reciprocal business arrangement that would circumvent provisions of federal or state securities laws governing conflicts of interest or investment restrictions.

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

Allocation of Investment Opportunities

We rely on our executive officers and our Advisor’s investment professionals to identify suitable investments. Our Sponsor and other affiliated entities also rely on these same key investment professionals. Many investment opportunities that are suitable for us may also be suitable for the Sponsor or affiliates of the Sponsor. The Sponsor, the Advisor and their affiliates share certain of the same executive officers and key employees, which we refer to as “TriLinc Professionals.” When the TriLinc Professionals direct an investment opportunity to the Sponsor or any affiliate of the Sponsor, they, in their sole discretion, have to determine the program for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program. The Advisory Agreement requires that this determination be made in a manner that is fair without favoring the Sponsor or any affiliate of the Sponsor. The factors that the TriLinc Professionals consider when determining the entity for which an investment opportunity would be the most suitable are the following:

•	the investment objectives and criteria of the Sponsor and the other affiliated entities;
•	the cash requirements of the Sponsor and its affiliates;
•	the portfolio of the Sponsor and its affiliates by type of investment and risk of investment;
•	the policies of the Sponsor and its affiliates relating to leverage;
•	the anticipated cash flow of the asset to be acquired;
•	the income tax effects of the purchase;
•	the size of the investment; and
•	the amount of funds available to the Sponsor and its affiliates and the length of time such funds have been available for investment.

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

Related Transactions

On March 31, 2014, the Sponsor made a capital contribution to the Fund in the amount of $31,750 to cover the amount of distributions paid by the Fund that were in excess of net investment income for the quarter ended March 31, 2014.

As of December 31, 2014, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has assumed approximately $4,112,300 of management fees, incentive fees, and operating expenses on behalf of the Company. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor.

For the year ended December 31, 2014, the Company paid $794,737 in management fees and $544,147 in incentive fees to our Advisor.

As of December 31, 2014, the Sponsor has paid approximately $6,822,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor. Such amounts include approximately $2,009,000 and $1,832,000, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company paid $2,732,776 and $705,946, respectively, in reimbursement of offering costs to the Sponsor.

For the year ended December 31, 2014, the Company paid $804,607 in dealer fees and $2,151,837 in selling commission to our dealer manager, SC Distributors.

For the year ended December 31, 2014, the Company repurchased an aggregate of 7,272.453 Class A units from the Sponsor at a price of $9.025 per unit for a total of $65,634.

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

Prior Independent Registered Public Accounting Firm

On June 18, 2014, the Audit Committee of our board of managers approved the dismissal of Deloitte & Touche, LLP (“Deloitte”) as our independent registered public accounting firm. We informed Deloitte of the decision on June 18, 2014.

Deloitte began providing audit services to the Company in the first quarter of 2013 and had provided a report on our financial statements for the fiscal year ended December 31, 2013. Deloitte’s report on our consolidated financial statements as of and for the year ended December 31, 2013 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In preparing its financial statements for the third quarter ending September 30, 2013, the Company, including the Chairman of the Company’s Audit Committee, and Deloitte had engaged in discussions concerning the appropriate accounting treatment of a certain loan. The Company had elected to follow the Investment Company accounting model which requires the Company to report its assets at fair value under Accounting Standards Codification No. 946 for its filing of the Form 10-Q for the quarter ended September 30, 2013. In Deloitte’s conversations with management and the Chairman of the Audit Committee subsequent to the Audit Committee meeting on November 11, 2013, and the filing of the financial statements for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 14, 2013, the Company expressed to Deloitte that while the Company initially agreed to record a certain loan transaction at fair value as reported in the Company’s financial statements for the quarter ended September 30, 2013, management and the Chairman of the Audit Committee had since revised their view and disagreed that fair value accounting was appropriate and that such should have been recorded at cost rather than fair value. Deloitte discussed their view that the Company’s position on accounting for the loan transaction was a disagreement within the meaning of Item 304 with the Chairman of the Audit Committee and Chief Executive Officer and the Company subsequently received a letter from Deloitte informing them of such.

New Independent Registered Public Accounting Firm

On June 18, 2014, the Company’s Audit Committee approved the engagement of Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm.

Audit Fees

The aggregate amount of fees billed by Moss Adams for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-Qs for fiscal 2014 was approximately $103,400.

The aggregate amount of fees billed by Deloitte for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-Qs for fiscal 2013 was approximately $310,100.

Audit Related Fees

There were no audit related fees billed by Moss Adams for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal 2014.

There were no audit related fees billed by Deloitte for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal 2013.

Tax Fees

There were $135,000 and $56,477 in tax fees billed by Deloitte Tax, LLP to the Company for fiscal 2014 and 2013, respectively. Tax services fees consist of fees billed for professional services performed by Deloitte Tax, LLP’s tax personnel for tax compliance. These services include assistance regarding federal and state tax compliance.

All Other Fees

There were no other fees billed by Moss Adams, Deloitte or Deloitte Tax, LLP to the Company for fiscal 2014 or 2013.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. In accordance with applicable laws and regulations, our Audit Committee reviews and pre-approves any audit and non-audit services to be performed by our independent accountant to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Our Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. In some cases, our Audit Committee may pre-approve the provision of a particular category or group of services for up to a year. Our Audit Committee approved all of the services listed in the table above. On February 2, 2015, in accordance with the Audit Committee Charter and the Company’s pre-approval policy, our Audit Committee approved engagement of Moss Adams to provide certain services associated with the assurance review of the Company’s 2014 Annual Impact Report after determining that such engagement would not compromise Moss Adams’s independence in performing audit services.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm (Moss Adams) as of and for the year ended December 31, 2014
•	Report of Independent Registered Public Accounting Firm (Deloitte) as of and for the year ended December 31, 2013
•	Consolidated Statements of Assets and Liabilities as of December 31, 2014 and 2013
•	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
•	Consolidated Schedules of Investments as of December 31, 2014 and 2013
•	Notes to the Consolidated Financial Statements
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

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 27, 2013.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 15, 2014.

4.3	Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus Supplement No. 11 filed pursuant to Rule 424(b)(3) with the SEC on November 17, 2014.

10.1

Amended and Restated Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 25, 2014. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-185676) filed with the SEC on April 9, 2014.

10.2

Dealer Manager Agreement by and among TriLinc Global Impact Fund, LLC, TriLinc Advisors, LLC and SC Distributors, LLC, dated February 25, 2013. Incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-185676) filed with the SEC on February 25, 2013 (“Amendment No. 1”).

10.3

Escrow Agreement by and among TriLinc Global Impact Fund, LLC, SC Distributors, LLC and UMB Bank, N.A. Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Amendment No. 1.

10.4

Sub-Advisory Agreement among dated as of July 1, 2014 by and between TriLinc Advisors International, Ltd., Barak Fund Management, Ltd., and TriLinc Global Impact Fund – African Trade Finance, Ltd. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2014.

10.5*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated March 24, 2015.

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and Interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from TriLinc Global Impact Fund LLC’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers

TriLinc Global Impact Fund, LLC

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC and subsidiaries (the “Company”) as of December 31, 2014 including the consolidated schedule of investments, and the related consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriLinc Global Impact Fund, LLC as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California

March 26, 2015

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

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 31, 2014

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	December 31,	December 31,
	2014	2013
ASSETS
Investments owned, at fair value (amortized cost of $53,447,442 and $6,547,061, respectively)	$53,447,442	$6,547,061
Cash	7,875,917	6,666,659
Interest receivable	764,313	114,809
Due from affiliates (see Note 5)	791,088	79,109
Prepaid expenses	50,387	54,180
Total assets	62,929,147	13,461,818

LIABILITIES
Due to unitholders	293,860	65,015
Management fee payable	313,490	—
Due to affiliates (see Note 6)	29,489	31,391
Other payables	2,316	149
Total liabilities	639,155	96,555
NET ASSETS	$62,289,992	$13,365,263

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$27,410,929	$3,405,283
Net capital paid in on Class C units	3,784,020	385,565
Net capital paid in on Class I units	34,533,765	10,280,361
Offering costs	(3,438,722)	(705,946)
Net assets (equivalent to $8.553 and $8.572, respectively per unit based on total units outstanding of 7,282,960.063 and 1,559,136.769, respectively)	$62,289,992	$13,365,263
Net assets, Class A (units outstanding of 3,037,222.074 and 377,316.669, respectively)	$25,976,875	$3,234,442
Net assets, Class C (units outstanding of 419,281.982 and 42,721.867, respectively)	3,586,052	366,221
Net assets, Class I (units outstanding of 3,826,456.007 and 1,139,098.233, respectively)	32,727,065	9,764,600
Net assets	$62,289,992	$13,365,263

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	Year ended
	December 31,	December 31,
	2014	2013
INVESTMENT INCOME
Interest income	$3,351,246	$246,730
Interest from cash	20,622	—
Total investment income	3,371,868	246,730
EXPENSES
Management fees	794,737	93,146
Incentive fees	544,147	34,001
Operating expenses	105,215	—
Total expenses	1,444,099	127,147
Expense support payment from Sponsor	(792,968)	(96,156)
Net expenses	651,131	30,991

NET INVESTMENT INCOME	2,720,737	215,739
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,720,737	$215,739

NET INCOME PER UNITS - BASIC AND DILUTED	$0.69	$0.47
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	3,921,471.251	455,812.023

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	Year ended
	December 31,	December 31,
	2014	2013
INCREASE FROM OPERATIONS
Net investment income	$2,720,737	$215,739
Net increase from operations	2,720,737	215,739
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(1,077,729)	(115,142)
Distributions to Class C unitholders	(130,677)	(1,993)
Distributions to Class I unitholders	(1,543,316)	(149,507)
Net decrease from distributions	(2,751,722)	(266,642)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	24,071,144	3,205,286
Issuance of Class C units	3,398,883	385,565
Issuance of Class I units	24,252,347	10,280,365
Contribution from Sponsor	31,750	51,034
Repurchase of Class A units	(65,634)	—
Offering costs	(2,732,776)	(705,946)
Net increase from capital transactions	48,955,714	13,216,304
Net increase in net assets	48,924,729	13,165,401
Net assets at beginning of year	13,365,263	199,862
Net assets at end of year	$62,289,992	$13,365,263

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	Year ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,720,737	$215,739
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(77,992,548)	(8,162,158)
Maturity of investments	31,194,554	1,643,099
Accretion of discounts on investments	(102,387)	(28,002)
Increase in interest receivable	(649,504)	(114,809)
Increase in due from affiliates	(763,013)	(28,075)
Decrease (increase) in prepaid expenses	3,793	(54,180)
Increase in due to unitholders	228,845	65,015
Increase in management fee payable	313,490	—
Increase in due to affiliates	(1,902)	31,139
Decrease in other payable	2,167	149
NET CASH USED IN OPERATING ACTIVITIES	(45,045,768)	(6,432,083)
Cash flows from financing activities
Proceeds from issuance of units	50,909,704	13,820,954
Distributions paid to unitholders	(1,939,052)	(216,380)
Payments of offering costs	(2,732,776)	(705,946)
Repurchase of units	(65,634)	—
Capital contribution from our Sponsor	82,784	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,255,026	12,898,628
TOTAL INCREASE IN CASH	1,209,258	6,466,545
CASH AT BEGINNING OF THE YEAR	6,666,659	200,114
CASH AT END OF THE YEAR	$7,875,917	$6,666,659
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$812,669	$50,262
Capital contribution from our Sponsor	-	51,034

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2014

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Brazil	Other Investments	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	3,000,000	4.8%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,750,000	2,750,000	2,750,000	2,750,000	4.4%
Total Senior Secured Term Loan Participations									5,750,000	5,750,000	9.2%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/28/2015	6,000,000	6,000,000	6,000,000	6,000,000	9.6%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co-Operative	10.33%	0.0%	2/25/2015	5,500,000	5,500,000	5,500,000	5,500,000	8.8%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	6/5/2015	6,000,000	6,000,000	6,000,000	6,000,000	9.6%
Kenya	Seruji Limited	Construction Materials	Cement Distributor	14.75%	0.0%	3/17/2015	5,000,000	5,000,000	5,000,000	5,000,000	8.0%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.50%	0.0%	2/13/2015	2,000,000	2,000,000	2,000,000	2,000,000	3.2%
South Africa	Profert Ltd	Fertilizer & Agricultural Chemicals	Agricultural Chemicals Producer	13.00%	0.0%	2/10/2015-3/12/2015	8,202,091	8,202,091	8,202,091	8,202,091	13.2%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	12.50%	0.0%	2/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
South Africa	Other Investments	Food Products	Rice & Bean Importer	12.50%	0.0%	4/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
South Africa	Other Investments	Food Products	Fruit & Nut Distributor	17.50%	0.0%	1/20/2015	1,250,000	1,250,000	1,250,000	1,250,000	2.0%
South Africa	Other Investments	Household Products	Candle Distributor	12.75% - 13.00%	0.0%	2/25/2015-3/3/2015	1,400,000	1,400,000	1,400,000	1,400,000	2.2%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	2/4/2015 - 3/12/2015	2,040,887	2,040,887	2,040,887	2,040,887	3.3%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	2/5/2015 - 4/9/2015	474,066	474,066	474,066	474,066	0.8%
South Africa	Other Investments	Metals & Mining	Mine Remediation	17.50%	0.0%	10/1/2015	2,500,000	2,500,000	2,500,000	2,500,000	4.0%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Chemicals	13.00%	0.0%	1/15/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
Zambia	Neria Investments Ltd	Fertilizer & Agricultural Chemicals	Farms Supplies	12.50%	0.0%	3/1/2015	3,000,000	4,330,398	4,330,398	4,330,398	7.0%
Total Senior Secured Trade Finance Participations									47,697,442	47,697,442	76.5%
Total Investments									$53,447,442	$53,447,442

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Given the nature of trade finance contracts, trade finance borrowers typically have a 30 day grace period relative to the maturity date.
[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[5]	The interest rate includes 2.5% of deferred interest.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2013

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity	Principal Amount	Current Commitment (3)	Amortized Cost	Fair Value	% of Net Assets
Secured Mezzanine Term Loan (1)
Indonesia	PT Indah Global Semesta (IGS)	Consumer Electronics	Electronics Retailer	10.00%	4.50%	7/26/2014	$3,000,000	3,000,000	$2,952,836	$2,952,836	22.1%
Total Mezzanine Term Loan									2,952,836	2,952,836	22.1%
Senior Secured Term Loan Participations (1)
Peru	Corporacion Prodesa S.R.L.	Consumer Products	Diaper Manufacturer	13.10%	0.0%	7/12/2016	500,000	500,000	500,000	500,000	3.7%
Brazil	Usivale Industria y Commercio	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2014-12/15/2016	2,500,000	2,500,000	2,500,000	2,500,000	18.7%
Total Senior Secured Term Loan Participations									3,000,000	3,000,000	22.4%
Senior Secured Trade Finance Participations (1)
Chile	Forestal Rio Calle Calle S.A.	Forest Products	Sustainable Timber Exporter	9.85%	0.0%	1/14/2014	500,000	500,000	500,000	500,000	3.7%
Ecuador	Gondi. S.A.	Meat, Poultry & Fish	Other	12.46%-12.55%	0.0%	8/08/2014-9/21/2014	94,225	500,000	94,225	94,225	0.7%
Total Senior Secured Trade Finance Participations									594,225	594,225	4.4%
Total Investments									$6,547,061	$6,547,061

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Other than the IGS loan facility, all other loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[4]	Borrower has the option to extend the loan for 3 years at 12-month intervals.

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

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. In February 2015, the Company elected to extend its current offering period for up to an additional one year period, expiring on February 25, 2016.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2014, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. (“TGIF-LA”), TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), and TriLinc Global Impact Fund – African Trade Finance, Ltd. (“TGIF-ATF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC. Through December 31, 2014, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia and Africa.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial information is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements are presented in United States dollars, which is the functional and reporting currency of the Company and all its subsidiaries.

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

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2014. Prepaid insurance is being amortized over the term of the insurance policy, which is one year. The amortization of prepaid expense for the years ended December 31, 2014 and 2013, is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

Investments for which market quotations are readily available are valued at those quotations. Most of our investments are investments in private companies, which are not actively traded in any market and for which quotations are not available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, our board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

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

3.	The audit committee of our board of managers reviews and discuss the preliminary valuation prepared by the Advisor and any opinion rendered by Duff & Phelps; and
4.

Our board of managers discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Advisor, Duff & Phelps and the audit committee. Our board of managers is ultimately responsible for the determination, in good faith, of the fair value of each investment.

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

The Company may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. We may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors we deem relevant in measuring the fair values of our investments.

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

As of December 31, 2014 and 2013, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2014 and 2013.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2014 and 2013. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on February 25, 2016. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On March 24, 2015, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2014. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through December 31, 2014 and will additionally pay the accrued operating expenses of the Company as of December 31, 2014 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2014. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

At December 31, 2014, the Company’s investment portfolio included 17 companies and was comprised of $5,750,000 or 10.8% in senior secured term loan participations, $47,697,442 or 89.2% in senior secured trade finance participations. At December 31, 2014, the Company’s largest loan by value was $8,202,091 or 15.3% of the total portfolio and the Company’s 5 largest loans by value amounted to an aggregate of $30,702,091, representing 57.4% of total investments. Participation in loans amounted to 100% of the Company’s total portfolio at December 31, 2014.

Note 3. Investments

As of December 31, 2014, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$5,750,000	$5,750,000	10.8%
Senior secured trade finance participations	47,697,442	47,697,442	89.2%
Total	$53,447,442	$53,447,442	100.0%

As of December 31, 2013, the Company’s investment consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$3,000,000	$3,000,000	45.8%
Secured mezzanine term loan	2,952,836	2,952,836	45.1%
Senior secured trade finance participations	594,225	594,225	9.1%
Total investments	$6,547,061	$6,547,061	100.0%

The industry composition of the Company’s portfolio, at fair market value as of December 31, 2014 and 2013, was as follows:

	As of December 31, 2014		As of December 31, 2013
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$9,000,000	16.8%	2,500,000	38.2%
Construction Materials	5,474,066	10.2%	—	—
Consumer Electronics	—	—	$2,952,836	45.2%
Fertilizer & Agricultural Chemicals	13,532,489	25.5%	—	—
Food Products	2,250,000	4.2%	—	—
Forest Products	—	—	500,000	7.6%
Household Products	1,400,000	2.6%	—	—
Meat, Poultry & Fish	7,000,000	13.1%	94,225	1.4%
Metals & Mining	2,500,000	4.7%	—	—
Packaged Foods & Meats	2,000,000	3.7%	—	—
Personal and Nondurable Consumer Products	8,250,000	15.4%	500,000	7.6%
Textiles, Apparel & Luxury Goods	2,040,887	3.8%	—	—
Total	$53,447,442	100.0%	$6,547,061	100.0%

The table below shows the portfolio composition by geography classification at fair value as of December 31,2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$17,500,000	32.7%	$—	—
Brazil	3,000,000	5.6%	2,500,000	38.2%
Chile	—	—	500,000	7.6%
Ecuador	—	—	94,225	1.4%
Indonesia	—	—	2,952,836	45.2%
Kenya	5,000,000	9.4%	—	—
Namibia	2,000,000	3.7%	—	—
Peru	2,750,000	5.1%	500,000	7.6%
South Africa	18,867,044	35.4%	—	—
Zambia	4,330,398	8.1%	—	—
Total	$53,447,442	100.0%	$6,547,061	100.0%

In September 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”). The Company’s investment in Prodesa is comprised of two loans with the following original terms: 1) a $2,000,000 participation in a senior secured term loan with an annual interest rate of 13.1% requiring $200,000 quarterly principal payments and maturing in July 2016 and 2) a $750,000 participation in a loan secured by inventory with an annual interest rate of 13.0% and maturing in February 2015. Under the restructure, the terms of the loans have been modified as follows: the maturity of the $2,000,000 loan was extended to June 2017 with equal monthly principal payment starting March 2015; the maturity of the $750,000 loan was extended to December 2016 with equal monthly principal payment starting January 2016; both loans will be assessed additional deferred interest of 1.75%; additional sources of collateral securing the loans have been pledged; and increased reporting requirements including biannual audited financial statements and monthly internal financial statements. At closing of the restructure, Prodesa agreed to pay the Company a restructuring fee of $46,250 less expenses incurred by one of the Company’s sub-advisors. Prodesa also agreed to secure a $400,000 equity injection by October 30, 2014. As part of the restructure, if Prodesa did not secure the $400,000 equity injection by October 30, 2014, the deferred interest rate would increase from 1.75% to 2.5%. As of December 31, 2014, Prodesa had not secured the $400,000 equity injection and, pursuant to the modified terms, the deferred interest rate has been increased to 2.5%. Before and throughout the restructure, Prodesa has continued to make the required interest payments under both loans. The Company has determined that no concessions were granted to Prodesa and, therefore, the restructure is not considered a troubled debt restructuring.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2014:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$5,750,000	$—	$—	$5,750,000
Senior secured trade finance participations	47,697,442	—	—	47,697,442
Total	$53,447,442	$—	$—	$53,447,442

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2013:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$3,000,000	$—	$—	$3,000,000
Secured mezzanine term loan	2,952,836	—	—	2,952,836
Senior secured trade finance participations	594,225	—	—	594,225
Total	$6,547,061	$—	$—	$6,547,061

The following is a reconciliation of activity for the year ended December 31, 2014, of investments classified as Level 3:

	Fair Value at		Maturities or		Fair Value at
	December 31, 2013	Purchases	Prepayments	Amortization	December 31, 2014
Senior secured term loan participations	$3,000,000	$3,326,000	$(576,000)	$—	$5,750,000
Senior mezzanine term loan	2,952,836	1,944,777	(5,000,000)	102,387	—
Senior secured trade finance participations	594,225	69,721,771	(22,618,554)	—	47,697,442
Unsecured short term note receivable	—	3,000,000	(3,000,000)	—	-
Total	$6,547,061	$77,992,548	$(31,194,554)	$102,387	$53,447,442

The following is a reconciliation of activity for the year ended December 31, 2013 of investments classified as Level 3:

	Fair Value at		Maturities or		Fair Value at
	December 31, 2012	Purchases	Prepayments	Amortization	December 31, 2013
Senior secured term loan participations	$—	$3,000,000	$—	$—	$3,000,000
Secured mezzanine term loan	—	2,924,834	—	28,002	2,952,836
Senior secured trade finance participations	—	2,237,324	(1,643,099)	—	594,225
Total	$—	$8,162,158	$(1,643,099)	$28,002	$6,547,061

There were no realized and unrealized gains or losses for any of our investments classified as Level 3 during the years ended December 31, 2014 and 2013.

As of December 31, 2014, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2014:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$47,697,442	Income approach	Market yield	9.00% – 17.50% (12.66%)
Senior secured term loan participations	$3,000,000	Income approach	Market yield	12.43%
Senior secured term loan participations	$2,750,000	Collateral based approach	Value of collateral	N/A

The significant unobservable inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

As of December 31, 2014, with respect to our restructured loans to Prodesa, we have chosen to determine their estimated fair value based on a collateral valuation approach.  Our decision to do so is not based upon a belief that we will need to liquidate the collateral securing the loans to Prodesa, but rather because of delays in obtaining audited financial statements.  In contrast, we have recently conducted onsite interviews to corroborate the collateral and as such, continue to believe in the reliability of the collateral and its associated estimated value.  Once we receive audited financial statements, we may once again return to an income approach to estimate the fair value of the loans to Prodesa.

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

Note 5. Related Parties

Agreements

Advisory Agreement

On March 24, 2015, the Company entered into a Second Amended and Restated Advisory Agreement to renew the Company’s arrangement with the Advisor for an additional one-year term.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee for the years ended December 31, 2014 and 2013.

Transactions

In June, 2013, the Sponsor purchased 321,329.639 Class A units at $9.025 per unit for aggregate gross proceeds of $2,900,000.

On March 31, 2014 and December 31, 2013, the Sponsor made permanent capital contributions to the Company in the amount of $31,750 and $51,034, respectively, to cover the amount of distributions paid by the Fund that were in excess of net investment income. These contributions are not covered by the Responsibility Agreement and thus will not be repaid to the Sponsor by the Company.

As discussed in Note 2, for the year ended December 31, 2014 and 2013, the Sponsor assumed responsibility for $2,327,720 and $1,784,623 of the Company’s operating expenses, management and incentive fees, which are deferred under the Responsibility Agreement. In addition, the Sponsor made an expense support payment to the Company in the aggregate amount of $792,968 and $96,156, for the year ended December 31, 2014 and 2013, respectively. Such amounts are included in the total expenses the Sponsor assumed responsibility for during those years.

For the years ended December 31, 2014 and 2013, the Advisor earned $794,737 and $93,146, respectively, in management fees and $544,147 and $44,021, respectively, in incentive fees.

Since the inception of the Company through December 31, 2014, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $3,321,200 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $791,100 of expenses, which have been accrued by the Sponsor as of December 31, 2014. Such expenses, in the aggregate of $4,112,300 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million as further described in Note 2.

As of December 31, 2014, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $791,088 was due from the Sponsor in connection with the Responsibility Agreement. The $791,088 in operating expenses, net of a reimbursement of $535,896 received from the Sponsor by the Company, were paid by the Company during the year ended December 31, 2014, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The timing of the repayment of this receivable is at the discretion of the Sponsor.

As of December 31, 2013, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $79,109 was comprised of $28,075 due from the Sponsor for operating expenses paid by the Company and assumed by the Sponsor under the Responsibility Agreement and $51,034, in capital contribution due from the Sponsor. The entire amount of $79,109 was paid to the Company by the Sponsor during 2014.

For the years ended December 31, 2014 and 2013, the Company paid $804,607 and $17,347, respectively, in dealer manager fees and $2,151,837 and $28,628, respectively, in selling commission to our dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of our units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On July 9, 2014, the Company repurchased 2,840.21 Class A units from the Sponsor at a price of $9.025 per unit for a total of $25,634.

On December 31, 2014, the Company repurchased 4,432.133 Class A units from the Sponsor at a price of $9.025 per unit for a total of $40,000.

As of December 31, 2014 and 2013, due to affiliates, which were related to reimbursement of offering expenses to the Company’s Sponsor, amounted to $29,489 and $31,391, respectively.

Note 6. Organization and Offering Costs

As of December 31, 2014, the Sponsor has paid approximately $6,822,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $2,009,000 and $1,832,000, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company paid $2,732,776 and $705,946, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to December 31, 2014, the Company has reimbursed the Sponsor a total of $3,438,722 of offering costs since the Company started operations and there is a remaining balance of approximately $3,619,700 of offering and organization costs to be reimbursed to the Sponsor.

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

The following table is a summary of transactions with respect to the Company’s units during the year ended December 31, 2014:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2013	the Period	the Period	2014
Class A units	377,316.669	2,667,177.858	(7,272.453)	3,037,222.074
Class C units	42,721.867	376,560.115	—	419,281.982
Class I units	1,139,098.233	2,687,357.774	—	3,826,456.007
Total	1,559,136.769	5,731,095.747	(7,272.453)	7,282,960.063

The total of 5,731,095.747 units issued during the year ended December 31, 2014 included 90,046.302 units issued under the Amended and Restated Distribution Reinvestment Plan (“Distribution Reinvestment Plan”) at a value of $812,669.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the then current offering price less the sales fees associated with that class of units. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of our unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our distribution reinvestment plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

As of December 31, 2014, the Company had received and processed two repurchase requests. The Company repurchased an aggregate of 7,272.453 Class A units from the Sponsor at the net current offering price of $9.025 per unit for a total of $65,634.

The following table is a summary of the units issued during the year ended December 31, 2013:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2012	the Period	the Period	2013
Class A units	22,160.665	355,156.004	—	377,316.669
Class C units	—	42,721.867	—	42,721.867
Class I units	—	1,139,098.233	—	1,139,098.233
Total	22,160.665	1,536,976.104	—	1,559,136.769

Note 8. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. From July 2013 through April 2014, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (“Distribution rate”) (less the distribution fee for Class C Units). From May 2014 to December 2014, the Distribution rate was increased to $0.00197808 per unit per day. For the years ended December 31, 2014 and 2013, $1,939,052 and $216,380, respectively, of these distributions were paid in cash and $812,669 and $50,262, respectively, were reinvested in units for those unitholders participating in the Company Distribution Reinvestment Plan.

The following table summarizes the distributions paid for the years ended December 31, 2014 and 2013.

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2014	January 28, 2014	$0.00173082	$71,492	$21,091	$92,583
February 28, 2014	February 24, 2014	$0.00173082	84,061	19,925	103,986
March 31, 2014	March 25, 2014	$0.00173082	95,463	30,466	125,929
April 30, 2014	April 21, 2014	$0.00173082	97,896	40,089	137,985
May 31, 2014	May 25, 2014	$0.00197808	121,686	51,552	173,239
June 30, 2014	June 25, 2014	$0.00197808	129,488	59,962	189,450
July 31, 2014	July 22, 2014	$0.00197808	153,606	71,215	224,821
August 31, 2014	August 8, 2014	$0.00197808	187,950	80,373	268,323
September 30, 2014	September 30, 2014	$0.00197808	203,038	90,994	294,032
October 31, 2014	October 21, 2014	$0.00197808	237,831	106,505	344,336
November 30, 2014	October 11, 2014	$0.00197808	260,366	111,951	372,317
December 31, 2014	December 16, 2014	$0.00197808	296,175	128,546	424,721
Total for 2014			$1,939,052	$812,669	$2,751,722

July 31, 2013	June 12, 2013	$0.00173082	$857	$18,547	$19,404
August 31, 2013	July 24, 2013	$0.00173082	22,932	1,452	24,384
September 30, 2013	August 6, 2013	$0.00173082	22,892	1,771	24,663
October 31, 2013	September 18, 2013	$0.00173082	47,409	6,287	53,696
November 30, 2013	October 30, 2013	$0.00173082	57,275	9,370	66,645
December 31, 2013	December 18, 2013	$0.00173082	65,015	12,835	77,850
Total for 2013			$216,380	$50,262	$266,642

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2014 and the period from June 11, 2013 through December 31, 2013. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and therefore the financial highlights are equal for each of the outstanding classes.

	2014	2013
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.472)	(0.453)
Net Proceeds after offering costs	8.553	8.572
Net investment income/(loss)	0.694	0.271
Distributions	(0.702)	(0.335)
Capital contribution	0.008	0.064
Net increase/(decrease) in net assets	—	—
Net asset value at end of period	8.553	8.572
Total return based on net asset value (3)	8.20%	3.91%
Net assets at end of period	$62,289,992	$13,365,263
Units Outstanding at end of period	7,282,960.063	1,559,136.769
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income/(loss) to average net assets	8.55%	5.52%
Ratio of net operating expenses to average net assets	2.05%	0.79%

[1]

The per unit data was derived by using the weighted average units outstanding during the year ended December 31, 2014 and the period from June 11, 2013 through December 31, 2013, which were 3,921,471 and 796,318, respectively.

[2]	Represents net asset value at the beginning of the period.
[3]

Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014, and December 31, 2013, of $31,750 and $51,034, respectively, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

[4]

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the year ended December 31, 2014 and the period beginning June 11, 2013 and ended December 31, 2013, prior to the effect of the Responsibility Agreement were as follows: total return: (0.99%) and (10.82%), ratio of net investment income/(loss): (1.45%) and (20.22%), and ratio of net expenses to average net assets: 9.12% and 26.54%, respectively.

[5]

For the period from June 11, 2013 through December 31, 2013, the Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this figure may not be indicative of a full fiscal year.

Note 10. Selected Quarterly Data (Unaudited)

	2014
	Q4	Q3	Q2	Q1
Total investment income	$1,558,624	$865,908	$657,661	$289,773
Net investment income	$1,149,700	$782,949	$498,314	$289,773
Net increase in net assets resulting from operations	$1,149,700	$782,949	$498,314	$289,773
Basic and diluted earnings per unit	$0.18	$0.18	$0.17	$0.14
Net asset value per unit as of the end of the quarter	$8.553	$8.557	$8.559	$8.565

	2013
	Q4	Q3	Q2	Q1
Total investment income	$147,149	$95,868	$3,674	$39
Net investment income	$147,149	$67,966	$620	$3
Net increase in net assets resulting from operations	$147,149	$67,966	$620	$3
Basic and diluted earnings per unit	$0.12	$0.16	$0.01	$0.00
Net asset value per unit as of the end of the quarter	$8.572	$8.573	$8.575	$9.018

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2014, except as discussed below.

Distributions

On January 20, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On February 2, 2015, $309,644 of these distributions were paid in cash and on January 31, 2015, $142,892 were reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On February 17, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2015. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On March 2, 2015, $289,084 of these distributions were paid in cash and on February 28, 2015, $138,924 were reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On March 24, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2015. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 3, 2015.

Status of the Offering

Subsequent to December 31, 2014 through March 24, 2015, the Company sold approximately 985,512 units in the Offering (including units issued pursuant to the DRIP) for approximately $9,562,000 in gross proceeds. As of March 24, 2015, the Company had received approximately $78.4 million in total gross offering proceeds through the issuance of approximately 8.3million total units in the Offering (including units issued pursuant to the DRIP).

Unit Offering Price

Pursuant to the net asset value determination by the Company’s board of managers, the value has not increased above nor decreased below our net proceeds per unit; therefore, the Company will continue to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. The Company’s net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 and $51,034 in the quarters ended March 31, 2014 and December 31, 2013, respectively, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations.

Investments

Although Prodesa has not yet fulfilled all of its non-financial covenants under the restructuring, as of December 31, 2014, it was current with respect to all interest payments due under the restructured loans.  During 2015, Prodesa has been a few days late with payments due in January and February.  As of the date of the filing of this Form 10-K, Prodesa has made all payments due through the end of February, 2015.  Payments due in March, 2015 have not yet been made, but are still within the permitted cure period.

Subsequent to December 31, 2014 through March 24, 2015, the Company funded approximately $30.1 million in new loans and received proceeds from repayment of loans of approximately $22.9 million.

Agreements

The Company’s Amended and Restated Advisory Agreement with the Advisor, dated as of February 25, 2014, has a one-year term and is subject to an unlimited number of renewals upon mutual consent of the Company and the Advisor. The Company’s board of managers has determined to extend the Amended and Restated Advisory Agreement, effective February 25, 2015, through March 24, 2015, the date of the meeting of the board of managers at which the board conducted its annual review of the Advisor’s performance and compensation.

In March 2015, the Company entered into a Second Amended and Restated Advisory Agreement with the Advisor to renew our arrangement with the Advisor for an additional year.

On March 24, 2015 the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the terms of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2014, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2014. For additional information refer to Note 2 and 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2015.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 26, 2015
Gloria S. Nelund

/s/ Brent L. VanNorman	Chief Financial Officer, Manager (principal financial and accounting officer)	March 26, 2015
Brent L. VanNorman

/s/ Terry Otton	Manager	March 26, 2015
Terry Otton

/s/ Cynthia Hostetler	Manager	March 26, 2015
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 26, 2015
R. Michael Barth

SUPPLEMENTAL INFORMATION

No proxy statement has been sent to the registrant’s unitholders. If a proxy statement is delivered to more than ten of the registrant’s unitholders with respect to an annual or other meeting of unitholders, copies of such materials will be furnished to the SEC at that time. The registrant will deliver to its unitholders a copy of this annual report on Form 10-K.