Form 10-Q
period 2015-03-31
TriLinc Global Impact Fund LLC
filed 2015-05-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-55432

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $61,424,938 and $53,447,442, respectively)	$61,424,938	$53,447,442
Cash	9,078,867	7,875,917
Interest receivable	1,033,454	764,313
Due from affiliates (see Note 5)	1,120,636	791,088
Prepaid expenses	44,298	50,387
Total assets	72,702,193	62,929,147

LIABILITIES
Due to unitholders	337,611	293,860
Management fee payable	361,753	313,490
Due to affiliates (see Note 6)	11,812	29,489
Other payables	3,135	2,316
Total liabilities	714,311	639,155
NET ASSETS	$71,987,882	$62,289,992

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$33,719,186	$27,410,929
Net capital paid in on Class C units	4,949,141	3,784,020
Net capital paid in on Class I units	37,308,506	34,533,765
Offering costs	(3,988,951)	(3,438,722)
Net assets (equivalent to $8.551 and $8.553, respectively per unit based on total units outstanding of 8,418,485.750 and 7,282,960.063, respectively)	$71,987,882	$62,289,992
Net assets, Class A (units outstanding of 3,736,197.895 and 3,037,222.074, respectively)	$31,948,854	$25,976,875
Net assets, Class C (units outstanding of 548,381.286 and 419,281.982, respectively)	4,689,300	3,586,052
Net assets, Class I (units outstanding of 4,133,906.569 and 3,826,456.007, respectively)	35,349,728	32,727,065
NET ASSETS	$71,987,882	$62,289,992

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2015	2014
INVESTMENT INCOME
Interest income	$1,768,866	$289,773
Interest from cash	17,616	—
Total investment income	1,786,482	289,773
EXPENSES
Management fees	361,748	109,079
Incentive fees	277,180	57,955
Professional fees	289,988	306,914
General and administrative expenses	144,057	137,699
Board of managers fees	46,875	72,125
Total expenses	1,119,848	683,772
Expense support payment from Sponsor	(719,265)	(683,772)
Net expenses	400,583	—

NET INVESTMENT INCOME	1,385,899	289,773
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,385,899	$289,773

NET INCOME PER UNITS - BASIC AND DILUTED	$0.18	$0.14
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	7,804,588.415	2,076,096.502

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31,	March 31,
	2015	2014
INCREASE FROM OPERATIONS
Net investment income	$1,385,899	$289,773
Net increase from operations	1,385,899	289,773
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(597,038)	(101,273)
Distributions to Class C unitholders	(84,759)	(7,966)
Distributions to Class I unitholders	(704,363)	(212,222)
Net decrease from distributions	(1,386,160)	(321,461)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	6,308,401	3,756,450
Issuance of Class C units	1,165,174	334,068
Issuance of Class I units	2,774,805	4,859,489
Contribution from Sponsor	—	31,750
Offering costs	(550,229)	(467,739)
Net increase from capital transactions	9,698,151	8,514,018
NET INCREASE IN NET ASSETS	9,697,890	8,482,330
Net assets at beginning of period	62,289,992	13,365,263
Net assets at end of period	$71,987,882	$21,847,593

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,385,899	$289,773
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(31,259,529)	(8,822,516)
Maturity of investments	23,282,033	521,145
Accretion of discounts on investments	—	(34,009)
Increase in interest receivable	(269,141)	(18,293)
Increase in due from affiliates	(329,548)	(256,787)
Decrease in prepaid expenses	6,089	23,220
Increase in due to unitholders	43,751	30,028
Increase in management fee payable	48,263	—
Decrease in due to affiliates	(17,677)	(26,868)
Increase in deferred revenue	—	50,000
Increase (decrease) in other payable	819	(149)
NET CASH USED IN OPERATING ACTIVITIES	(7,109,041)	(8,244,456)
Cash flows from financing activities
Net proceeds from issuance of units	9,807,070	8,878,525
Distributions paid to unitholders	(944,850)	(249,979)
Payments of offering costs	(550,229)	(467,739)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,311,991	8,160,807
TOTAL INCREASE (DECREASE) IN CASH	1,202,950	(83,649)
Cash at beginning of period	7,875,917	6,666,659
Cash at end of period	$9,078,867	$6,583,010
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$441,310	$71,482
Capital contribution from our Sponsor	—	31,750

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2015

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Brazil	Other Investments	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	3,000,000	4.2%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,750,000	2,750,000	2,750,000	2,750,000	3.8%
Total Senior Secured Term Loan Participations									5,750,000	5,750,000	8.0%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/28/2015-12/11/15	7,000,000	7,000,000	7,000,000	7,000,000	9.7%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co-Operative	10.33% - 10.90%	0.0%	11/3/15 - 2/25/16	6,000,000	6,000,000	6,000,000	6,000,000	8.3%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	6/4/2015	6,000,000	6,000,000	6,000,000	6,000,000	8.3%
Kenya	Seruji Limited	Construction Materials	Cement Distributor	13.00% - 14.75%	0.0%	6/1/15 - 9/30/2015	7,000,000	5,000,000	7,000,000	7,000,000	9.7%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	5/14/2015	2,000,000	2,000,000	2,000,000	2,000,000	2.8%
South Africa	Profert Ltd	Fertilizer & Agricultural Chemicals	Agricultural Chemicals Producer	13.00%	0.0%	3/12/2015	2,277,145	8,202,091	2,277,145	2,277,145	3.2%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	12/22/15 - 1/28/16	1,311,910	1,000,000	1,311,910	1,311,910	1.8%
South Africa	Other Investments	Food Products	Rice & Bean Importer	12.50%	0.0%	4/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.4%
South Africa	Other Investments	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	1,129,906	1,250,000	1,129,906	1,129,906	1.6%
South Africa	Other Investments	Household Products	Candle Distributor	12.75% - 13.00%	0.0%	5/26/15 - 6/1/15	1,375,422	1,400,000	1,375,422	1,375,422	1.9%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	5/28/15 - 7/9/15	1,646,511	2,500,000	1,646,511	1,646,511	2.3%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	3/24/15 - 7/1/2015	453,645	750,000	453,645	453,645	0.6%
South Africa	Other Investments	Metals & Mining	Mine Remediation	17.50%	0.0%	10/1/2015 - 2/2/16	2,547,135	3,250,000	2,547,135	2,547,135	3.5%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Farm Supplies Importer	13.00%	0.0%	5/25/2015	750,000	750,000	750,000	750,000	1.0%
South Africa	Other Investments	Machinery, Equipment, and Supplies	Waste Management Equipment Distributor	19.50%	0.0%	4/17/2015	67,915	500,000	67,915	67,915	0.1%
Tanzania	Kapunga Rice Project Ltd.	Cash Grains	Rice Producer	11.50%	0.0%	5/5/2015	3,900,000	3,900,000	3,900,000	3,900,000	5.4%
Zambia	Neria Investments Ltd	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08%-12.50%	0.0%	3/1/2015 - 10/25/15	11,215,349	15,000,000	11,215,349	11,215,349	15.6%
Total Senior Secured Trade Finance Participations									55,674,938	55,674,938	77.2%
Total Investments									$61,424,938	$61,424,938

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Given the nature of trade finance contracts, trade finance borrowers typically have a 30 day grace period relative to the maturity date.
[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[5]	The interest rate includes 2.5% of deferred interest.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2014

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Brazil	Other Investments	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	3,000,000	4.8%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,750,000	2,750,000	2,750,000	2,750,000	4.4%
Total Senior Secured Term Loan Participations									5,750,000	5,750,000	9.2%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/28/2015	6,000,000	6,000,000	6,000,000	6,000,000	9.6%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co-Operative	10.33%	0.0%	2/25/2015	5,500,000	5,500,000	5,500,000	5,500,000	8.8%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	6/5/2015	6,000,000	6,000,000	6,000,000	6,000,000	9.6%
Kenya	Seruji Limited	Construction Materials	Cement Distributor	14.75%	0.0%	3/17/2015	5,000,000	5,000,000	5,000,000	5,000,000	8.0%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.50%	0.0%	2/13/2015	2,000,000	2,000,000	2,000,000	2,000,000	3.2%
South Africa	Profert Ltd	Fertilizer & Agricultural Chemicals	Agricultural Chemicals Producer	13.00%	0.0%	2/10/2015-3/12/2015	8,202,091	8,202,091	8,202,091	8,202,091	13.2%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	12.50%	0.0%	2/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
South Africa	Other Investments	Food Products	Rice & Bean Importer	12.50%	0.0%	4/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
South Africa	Other Investments	Food Products	Fruit & Nut Distributor	17.50%	0.0%	1/20/2015	1,250,000	1,250,000	1,250,000	1,250,000	2.0%
South Africa	Other Investments	Household Products	Candle Distributor	12.75% - 13.00%	0.0%	2/25/2015-3/3/2015	1,400,000	1,400,000	1,400,000	1,400,000	2.2%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	2/4/2015 - 3/12/2015	2,040,887	2,040,887	2,040,887	2,040,887	3.3%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	2/5/2015 - 4/9/2015	474,066	474,066	474,066	474,066	0.8%
South Africa	Other Investments	Metals & Mining	Mine Remediation	17.50%	0.0%	10/1/2015	2,500,000	2,500,000	2,500,000	2,500,000	4.0%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Chemicals	13.00%	0.0%	1/15/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
Zambia	Neria Investments Ltd	Fertilizer & Agricultural Chemicals	Farms Supplies	12.50%	0.0%	3/1/2015	3,000,000	4,330,398	4,330,398	4,330,398	7.0%
Total Senior Secured Trade Finance Participations									47,697,442	47,697,442	76.5%
Total Investments									$53,447,442	$53,447,442

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]	Given the nature of trade finance contracts, trade finance borrowers typically have a 30 day grace period relative to the maturity date.
[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[5]	The interest rate includes 2.5% of deferred interest.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2015

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of March 31, 2015, the Company’s subsidiaries are TriLinc Global Impact Fund – Asia, Ltd. (“TGIF-A”), TriLinc Global Impact Fund – Latin America, Ltd. (“TGIF-LA”), TriLinc Global Impact Fund – Trade Finance, Ltd. (“TGIF-TF”), and TriLinc Global Impact Fund – African Trade Finance, Ltd. (“TGIF-ATF”), all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC. Through March 31, 2015, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia and Africa.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2015.

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

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2014. Prepaid insurance is being amortized over the term of the insurance policy which is one year. The amortization of prepaid expenses for the three months ended March 31, 2015 and 2014 is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight line basis, which the Company has determined not to be materially different from the effective yield method.

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

Valuation of Investments

The Company applies fair value accounting to all of its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, the Company has categorized its investments into a three-level fair value hierarchy as discussed in Note 4.

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

Investments for which market quotations are readily available are valued at those quotations. Most of the Company’s investments are loans to private companies, which are not actively traded in any market and for which quotations are not available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, the Company’s board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

1.	Each investment is valued by the Advisor in collaboration with the relevant sub-advisor;
2.

For all investments with a maturity of greater than 12 months, the Company has engaged Duff & Phelps, LLC (“Duff & Phelps”) to conduct a review on the reasonableness of the Company’s internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually, and provide an opinion that the Advisor’s estimate of fair value for each investment is reasonable;

3.	The audit committee of the Company’s board of managers reviews and discusses the preliminary valuation prepared by the Advisor and any opinion rendered by Duff & Phelps; and
4.

The board of managers discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Advisor, Duff & Phelps and the audit committee. The board of managers is ultimately responsible for the determination, in good faith, of the fair value of each investment.

Below is a description of factors that the Company’s board of managers may consider when valuing the Company’s investments.

Fixed income investments are typically valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business). The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the borrower’s ability to make payments, its earnings and discounted cash flows, the markets in which the company does business, comparisons of financial ratios of peer companies that are public, the principal market for the borrower’s securities and an estimate of the borrower’s enterprise value, among other factors.

The Company may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors the Company deems relevant in measuring the fair values of the Company’s investments.

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

As of March 31, 2015, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2015 and 2014.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2015 and December 31, 2014. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on February 25, 2016. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On May 11, 2015, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through March 31, 2015. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through March 31, 2015 and will additionally pay the accrued operating expenses of the Company as of March 31, 2015 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of March 31, 2015. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, the Company’s financial statements may not be comparable to those of companies that comply with public company effective dates. There are no new or revised accounting standards that the Company has not adopted.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially

At March 31, 2015, the Company’s investment portfolio included 19 companies and was comprised of $5,750,000 or 9.4% in senior secured term loan participations, and $55,674,938 or 90.6% in senior secured trade finance participations. The Company’s largest loan by value was $11,215,349 or 18.3% of total investments. The Company’s 5 largest loans by value comprised 60.6% of the Company’s portfolio at March 31, 2015. Participation in loans amounted to 100% of the Company’s total portfolio at March 31, 2015.

Note 3. Investments

As of March 31, 2015, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$5,750,000	$5,750,000	9.4%
Senior secured trade finance participations	55,674,938	55,674,938	90.6%
Total	$61,424,938	$61,424,938	100.0%

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  The Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 as of March 31, 2015.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company is working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to $29,165 for March and April, which was received by the Company on May 12, 2015, and $14,830 for May 2015.  The unpaid interest will be included as part of the longer term plan. Prodesa is currently undergoing a change in ownership. Through the month of April 2015, the new intended owner has injected over $600,000 in Prodesa for working capital purposes.

As of December 31, 2014, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$5,750,000	$5,750,000	10.8%
Senior secured trade finance participations	47,697,442	47,697,442	89.2%
Total investments	$53,447,442	$53,447,442	100.0%

The industry composition of the Company’s portfolio, at fair market value as of March 31, 2015 and December 31, 2014, was as follows:

	As of March 31, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$10,000,000	16.3%	$9,000,000	16.8%
Cash Grains	3,900,000	6.3%	—	—
Construction Materials	7,453,645	12.1%	5,474,066	10.2%
Fertilizer & Agricultural Chemicals	14,242,494	23.3%	13,532,489	25.5%
Food Products	2,129,906	3.5%	2,250,000	4.2%
Household Products	1,375,422	2.2%	1,400,000	2.6%
Machinery, Equipment and Supplies	67,915	0.1%	—	—
Meat, Poultry & Fish	7,311,910	11.9%	7,000,000	13.1%
Metals & Mining	2,547,135	4.1%	2,500,000	4.7%
Packaged Foods & Meats	2,000,000	3.3%	2,000,000	3.7%
Personal and Nondurable Consumer Products	8,750,000	14.2%	8,250,000	15.4%
Textiles, Apparel & Luxury Goods	1,646,511	2.7%	2,040,887	3.8%
Total	$61,424,938	100.0%	$53,447,442	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$19,000,000	30.9%	$17,500,000	32.7%
Brazil	3,000,000	4.9%	3,000,000	5.6%
Kenya	7,000,000	11.4%	5,000,000	9.4%
Namibia	2,000,000	3.3%	2,000,000	3.7%
Peru	2,750,000	4.5%	2,750,000	5.1%
South Africa	12,559,589	20.4%	18,867,044	35.4%
Tanzania	3,900,000	6.3%	—	—
Zambia	11,215,349	18.3%	4,330,398	8.1%
Total	$61,424,938	100.0%	$53,447,442	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of March 31, 2015:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$5,750,000	$—	$—	$5,750,000
Senior secured trade finance participations	55,674,938	—	—	55,674,938
Total	$61,424,938	$—	$—	$61,424,938

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2014:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$5,750,000	$—	$—	$5,750,000
Secured mezzanine term loan	47,697,442	—	—	47,697,442
Total	$53,447,442	$—	$—	$53,447,442

The following is a reconciliation of activity for the three months ended March 31, 2015, of investments classified as Level 3:

	Fair Value at		Maturities or	Fair Value at
	December 31, 2014	Purchases	Prepayments	March 31, 2015
Senior secured term loan participations	$5,750,000	—	—	$5,750,000
Senior secured trade finance participations	47,697,442	31,259,529	(23,282,033)	55,674,938
Total	$53,447,442	$31,259,529	$(23,282,033)	$61,424,938

There were no realized and unrealized gains or losses for any of the Company’s investments classified as Level 3 during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2015:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$55,674,938	Income approach	Market yield	9.00% – 19.50% (12.52%)
Senior secured term loan participations	$3,000,000	Income approach	Market yield	12.43%
Senior secured term loan participations	$2,750,000	Collateral based approach	Value of collateral	N/A

The significant unobservable Level 3 inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

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

The significant unobservable Level 3 inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

As of March 31, 2015 and December 31, 2014, with respect to the restructured loans to Prodesa, the Company has chosen to determine their estimated fair value based on a collateral valuation approach.  The Company’s decision to do so was not based upon a belief that the Company will need to liquidate the collateral securing the loans to Prodesa, but rather because of delays in obtaining audited financial statements.  In contrast, the Company has recently conducted onsite interviews to corroborate the collateral and as such, continue to believe in the reliability of the collateral and its associated estimated value.  Once the Company receives audited financial statements, the Company may once again return to an income approach to estimate the fair value of the loans to Prodesa.

For details of the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 3.

Note 5. Related Parties

Agreements

Advisory Agreement

On March 24, 2015, the Company renewed the Amended and Restated Advisory Agreement with the Advisor for an additional one-year term.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee for the three months ended March 31, 2015 and 2014.

Transactions

As discussed in Note 2, for the three months ended March 31, 2015 and 2014, the Sponsor assumed responsibility for $719,265 and $683,772 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For three months ended March 31, 2015 and 2014, the Advisor earned $361,748 and $109,079, respectively, in management fees and $277,180 and $57,955, respectively, in incentive fees.

Since the inception of the Company through March 31, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $3,431,900 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,399,700 of expenses, which have been accrued by the Sponsor as of March 31, 2015. Such expenses, in the aggregate of $4,831,600 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit, as further described in Note 2.

As of March 31, 2015 and December 31, 2014, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $1,120,636 and $791,088, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The timing of the repayment of this receivable is at the discretion of the Sponsor.

For the three months ended March 31, 2015 and 2014, the Company paid $187,174 and $87,469, respectively, in dealer manager fees and $569,046 and $318,954, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On March 31, 2014, the Sponsor made a capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income.

Note 6. Organization and Offering Costs

As of March 31, 2015, the Sponsor has paid approximately $7,178,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $356,000 and $486,000 of offering costs, which were incurred by the Sponsor during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, the Company paid $550,229 and $467,739, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to March 31, 2015, the Company has reimbursed the Sponsor a total of $3,988,951 of offering costs and there is a remaining balance of approximately $3,425,700 of offering and organization costs to be reimbursed to the Sponsor.

Note 7. Unit Capital

The Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary of the units issued during the three months ended March 31, 2015:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	March 31,
	2014	the Period	the Period	2015
Class A units	3,037,222.074	698,975.821	—	3,736,197.895
Class C units	419,281.982	129,099.304	—	548,381.286
Class I units	3,826,456.007	307,450.562	—	4,133,906.569
Total	7,282,960.063	1,135,525.687	—	8,418,485.750

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the then current offering price less the sales fees associated with that class of units. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of the Company’s unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units that can be repurchased with the proceeds the Company receives from the sale of units under the Company’s distribution reinvestment plan. At the sole discretion of the Company’s board of managers, the Company may also use cash on hand, cash available from borrowings and cash from the repayment or liquidation of investments as of the end of the applicable quarter to repurchase units.

The Company received one repurchase request for 2,373 Class C units during the three months ended March 31, 2015.  The repurchase request was processed on April 8, 2015 at a repurchase price of $9.025 per unit.

Note 8. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the three months ended March 31, 2015:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2015	January 28, 2014	$0.00197808	$312,366	$142,891	$455,257
February 28, 2015	February 24, 2014	$0.00197808	291,738	138,924	430,662
March 31, 2015	March 25, 2014	$0.00197808	340,746	159,495	500,241
Total for the three months ended March 31, 2015			$944,850	$441,310	$1,386,160

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2015 and 2014. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	Three months ended
	March 31,	March 31,
	2015	2014
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.474)	(0.460)
Net Proceeds after offering costs	8.551	8.565
Net investment income/(loss)	0.178	0.140
Distributions	(0.178)	(0.155)
Capital contribution	—	0.015
Net increase/(decrease) in net assets	—	—
Net asset value at end of period	8.551	8.565
Total return based on net asset value (3)(4)	2.08%	1.81%
Net assets at end of period	$71,987,882	$21,847,593
Units Outstanding at end of period	8,418,485.750	2,550,833.153
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income/(loss) to average net assets	8.37%	6.67%
Ratio of net operating expenses to average net assets	2.42%	0.00%
1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2015 and 2014 which were 7,804,588 and 2,076,096.
2	Represents net asset value at the beginning of the period.
3

Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014 and December 31, 2013 of $31,750 and $51,034, respectively or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

4

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the three months ended March 31, 2015 and 2014, prior to the effect of the Responsibility Agreement were as follows; total return: 1.00% and (2.04%), ratio of net investment income/(loss); 4.03% and (9.08%), and ratio of operating expenses to average net assets: 6.76% and 15.75%.

5	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2015, except as discussed below.

Distributions

On April 22, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On May 1, 2015, $339,463 of these distributions were paid in cash and on April 30, 2015, $169,836 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to March 31, 2015 through May 12, 2015, the Company sold approximately 585,900 units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan) for approximately $5,662,000 in gross proceeds.

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

Investments

Subsequent to March 31, 2015 through May 12, 2015, the Company funded approximately $14.2 million in new loans and received proceeds from repayment of loans of approximately $4.0 million.

Agreements

On May 11, 2015, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through March 31, 2015, including management and incentive fees earned by the Advisor during the quarter ended March 31, 2015. For additional information refer to Notes 2 and 5.

On May 4, 2015, the Company, through its Advisor, entered into a sub-advisory agreement with Helios Investment Partners LLP (“Helios”) to become a sub-advisor for the Company’s investments in Sub-Saharan Africa. Helios is an Africa-focused private investment firm managing funds totaling over $3 billion. Established in 2004, led and managed by a predominantly African team and based in London, Nigeria, and Kenya, Helios has completed investments in countries across the African continent. Helios’ portfolio companies operate in more than 35 countries in all regions of the continent, and the firm’s diverse investor base comprises a broad range of the world’s leading investors, including sovereign wealth funds, corporate and public pension funds, endowments and foundations, funds of funds, family offices and development finance institutions across the US, Europe, Asia and Africa. Helios will serve as a secondary sub-advisor to TriLinc Global Impact Fund - Africa, Ltd., a new subsidiary of the Company.

On May 8, 2015, the Company, through its Advisor, entered into a sub-advisory agreement with TRG Management LP (“TRG”) to become a sub-advisor for the Company’s investments in Latin America. Founded in 2002, TRG is a leading emerging markets asset management firm. TRG and its affiliates manage assets of more than $5.5 billion with product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate.  TRG is headquartered in New York, with offices around the globe including, Singapore, Hong Kong, London, Argentina, Peru, Uruguay, Mexico, Brazil and India.  TRG will serve as a secondary sub-advisor to the Company.

New subsidiary

On May 8, 2015, the Company established a new wholly owned subsidiary, TriLinc Global Impact Fund - Africa, Ltd., which is organized as a Cayman Islands exempted company.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we are offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A units at an initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, and up to $250 million of units pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The Company’s offering period is currently scheduled to terminate three years after the initial offering date, or February 25, 2016. Our board has the right to further extend or terminate the Offering at any time.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of March 31, 2015, we had received subscriptions for and issued 8,425,758.203 of our units, including 144,514.235 units issued under our Distribution Reinvestment Plan, for gross proceeds of $79,804,625 including $1,304,242 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $1,010,692 and selling commissions of $2,751,963, for net proceeds of $76,041,970). As of March 31, 2015, $1.42 billion in units remained available for sales pursuant to the Offering, including approximately $248.7 million in units available pursuant to our distribution reinvestment plan.

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the four sub-advisors that we have contracted to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $1-15 million. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

Since our inception through March 31, 2015, our Sponsor has assumed substantially all our operating expenses under the terms of the Responsibility Agreement. As of March 31, 2015, the Sponsor has agreed to pay a cumulative total of approximately $4.8 million of operating expenses.

Portfolio and Investment Activity

During the three months ended March 31, 2015, we invested $31,259,529 across 12 separate portfolio companies, including two new borrowers. The investments funded consisted entirely of senior secured trade finance participations. Additionally, we received proceeds from repayment of investment principal of $23,282,033.

At March 31, 2015 and December 31, 2014, the Company’s investment portfolio included 19 and 17 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2015		As of December 31, 2014
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loan participations	$5,750,000	9.4%	$5,750,000	10.8%
Senior secured trade finance participations	55,674,938	90.6%	47,697,442	89.2%
Total investments (1)	$61,424,938	100.0%	$53,447,442	100.0%

(1) Total investment data as of March 31, 2015 described in this report includes two trade finance participations totaling $4,650,000 that the Company classifies as short-term investments for impact data purposes. Short-term investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short-term investments.

As of March 31, 2015, the weighted average yield, based upon the cost of our portfolio, of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.6%, 13.9%, and 12.5%, respectively.

As of December 31, 2014, the weighted average yield of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.8%, 13.9%, and 12.7%, respectively.

Results of Operations

Consolidated operating results for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Interest income	$1,768,866	$289,773
Interest from cash	17,616	—
Total investment income	1,786,482	289,773
Management fees	361,748	109,079
Incentive fees	277,180	57,955
Professional fees	289,988	306,914
General and administrative expenses	144,057	137,699
Board of managers fees	46,875	72,125
Total expenses	1,119,848	683,772
Expense support payment from Sponsor	(719,265)	(683,772)
Net expenses	400,583	-
Net investment income	$1,385,899	$289,773

Revenues. For the three months ended March 31, 2015, total investment income amounted to $1,786,482 as compared to $289,773 for the three months ended March 31, 2014.  Interest income increased by $1,479,093 during the three months ended March 31, 2015 from the same period in 2014 primarily as a result of an increase in our weighted average investment portfolio of approximately $47,731,000.  The increase in weighted average investment portfolio during the three month ended March 31, 2015 was partially offset by a decrease in the weighted average yield of approximately 1.1% from a weighted average yield of 14.0% for the three months ended March 31, 2014 to approximately 12.9% for the three months ended March 31, 2015.

Interest income earned during the three months ended March 31, 2015 from loan participations amounted to $1,768,866. In addition, we earned $17,616 on our cash balances.

For the three months ended March 31, 2014, interest income from loan participations and direct loans amounted to $116,333 and $139,431, respectively. Interest income also included $34,009 in amortization of upfront fees paid on our secured mezzanine term loan position.

Expenses. Total operating expenses incurred for the three months ended March 31, 2015 decreased by $35,818 to $480,920 from $516,738 for the three months ended March 31, 2014.  The decrease was primarily due to decreases in professional fees and board of manager fees, slightly offset by an increase in general and administrative expenses.

For the three months ended March 31, 2015, the management and incentive fees amounted to $361,748 and $277,180, respectively. The entire amount of the incentive fee of $277,180 was paid by the Sponsor under the Responsibility Agreement. In addition, the Sponsor assumed responsibility for the majority of our operating expenses in the amount of $442,085 under the Responsibility Agreement for expenses paid or incurred by the Company.

For the three months ended March 31, 2014, the management and incentive fees amounted to $109,079 and $57,955, respectively and were paid by the Sponsor under the Responsibility Agreement. In addition, the Sponsor assumed responsibility for our operating expenses in the aggregate amount of $516,738 under the Responsibility Agreement for expenses paid or incurred by the Company.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized or unrealized gains or losses for the three months ended March 31, 2015 and 2014.

Changes in Net Assets from Operations. For the three months ended March 31, 2015, and 2014, we recorded a net increase in net assets resulting from operations of $1,385,899 and $289,773, respectively.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2015, we had approximately $9.0 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement.  During the Offering, the Company will only reimburse the Sponsor for expenses covered under the Responsibility Agreement if we raise $200 million of gross proceeds in the Offering, provided that any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior’s quarter’s net asset value per unit. Therefore, the Company does not anticipate that any reimbursement to the Sponsor during the Offering would affect the Company’s ability to pay distributions.  Following the end of the Offering and if we have raised more than $200 million in gross proceeds, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement.  Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

We sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date. Based on the valuation with respect to the quarter ended March 31, 2015, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

As of March 31, 2015, the Company had sold approximately 8.43 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $79.8 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been actively seeking financing and are currently talking with development banks and several commercial banks but have not yet received any commitments for financing. Accordingly, we cannot predict with certainty if we will be able to obtain financing and what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of March 31, 2015, we had no debt outstanding and no available sources of debt financing.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein as all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Amended and Restated Advisory Agreement between us and the Advisor, dated as of February 25, 2014, has a one-year term and is subject to an unlimited number of renewals upon mutual consent of the Company and the Advisor. Our board of managers has determined to extend our Amended and Restated Advisory Agreement, effective February 25, 2015, through March 24, 2015, the date of the meeting of the board of managers at which the board conducted its annual review of the Advisor’s performance and compensation. On March 24, 2015, the Company renewed the Company’s arrangement with the Advisor for an additional one-year term. The Advisor serves as our advisor in accordance with the terms of our Amended and Restated Advisory Agreement. Payments under our Amended and Restated Advisory Agreement in each reporting period consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Amended and Restated Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of March 31, 2015, the total amount that would be due to be reimbursed to the Sponsor is approximately $3.4 million.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through March 31, 2015 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $4.8 million through March 31, 2015.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units are and will continue to be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is an expense specific to Class C unitholders. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the three months ended March 31, 2015, we paid a total of $1,386,160 in distributions, comprised of $944,850 paid in cash and $441,310 reinvested under our Distribution Reinvestment Plan.

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
					Cash Flows from	Cash Flows from
	Amount	Cash	Distributions		Operating	Financing
Months ended	per Unit	Distributions	Reinvested	Total Declared	Activities	Activities (1)
January 31, 2015	$0.05986	$312,366	$142,891	$455,257	$312,366	$—
February 28, 2015	$0.05406	291,738	138,924	430,662	291,738	—
March 31, 2015	$0.05986	340,746	159,495	500,241	340,746	—
Total for 2015		$944,850	$441,310	$1,386,160	$944,850	$—

January 31, 2014	$0.05366	71,492	21,091	92,583	71,492	—
February 28, 2014	$0.04846	84,061	19,925	103,986	84,061	—
March 31, 2014	$0.05366	95,463	30,466	125,929	63,713	31,750
April 30, 2014	$0.05192	97,896	40,089	137,985	97,896	—
May 31, 2014	$0.05986	121,686	51,552	173,239	121,686	—
June 30, 2014	$0.05792	129,488	59,962	189,450	129,488	—
July 31, 2014	$0.05986	153,606	71,215	224,821	153,606	—
August 31, 2014	$0.05986	187,950	80,373	268,323	187,950	—
September 30, 2014	$0.05792	203,038	90,994	294,032	203,038	—
October 31, 2014	$0.05986	237,831	106,505	344,336	237,831	—
November 30, 2014	$0.05792	260,366	111,951	372,317	260,366	—
December 31, 2014	$0.05986	296,175	128,546	424,721	296,175	—
Total for 2014		$1,939,052	$812,669	$2,751,722	$1,907,302	$31,750

July 31, 2013	$0.05366	$857	$18,547	$19,404	$857	$—
August 31, 2013	$0.05366	22,932	1,452	24,384	22,932	—
September 30, 2013	$0.05192	22,892	1,771	24,663	22,892	—
October 31, 2013	$0.05366	47,409	6,287	53,696	47,409	—
November 30, 2013	$0.05192	57,275	9,370	66,645	57,275	—
December 31, 2013	$0.05366	65,015	12,835	77,850	13,981	51,034
Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034
(1)	Capital contribution from our Sponsor

Related Party Transactions

For the three months ended March 31, 2015 and 2014, the Sponsor assumed responsibility for $719,265 and $683,772 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For three months ended March 31, 2015 and 2014, the Advisor earned $361,748 and $109,079, respectively, in management fees and $277,180 and $57,955, respectively, in incentive fees.

Since the inception of the Company through March 31, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $3,431,900 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,399,700 of expenses, which have been accrued by the Sponsor as of March 31, 2015. Such expenses, in the aggregate of $4,831,600 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit.

As of March 31, 2015 and December 31, 2014, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $1,120,636 and $791,088, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The timing of the repayment of this receivable is at the discretion of the Sponsor.

For the three months ended March 31, 2015 and 2014, the Company paid $187,174 and $87,469, respectively, in dealer manager fees and $569,046 and $318,954, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On March 31, 2014, the Sponsor made a capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income.

Legal Proceedings

The Company is not party to any legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2015, except as discussed below.

Distributions

On April 22, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On May 1, 2015, $339,463 of these distributions were paid in cash and on April 30, 2015, $169,836 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to March 31, 2015 through May 12, 2015, the Company sold approximately 585,900 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan) for approximately $5,662,000 in gross proceeds.

Unit Offering Price

Based on the Company’s net asset value of $71,987,882 as of March 31, 2015, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 and $51,034 in the quarters ended March 31, 2014 and December 31, 2013, respectively or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

Subsequent to March 31, 2015 through May 12, 2015, the Company funded approximately $14.2 million in new loans and received proceeds from repayment of loans of approximately $4.0 million.

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  The Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 as of March 31, 2015.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company is working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to $29,165 for March and April, which was received by the Company on May 12, 2015, and $14,830 for May 2015.  The unpaid interest will be included as part of the longer term plan. Prodesa is currently undergoing a change in ownership. Through the month of April 2015, the new intended owner has injected over $600,000 in Prodesa for working capital purposes.

Agreements

On May 11, 2015 we entered into the  Responsibility Agreement with our Sponsor and Advisor. Pursuant to the terms of the Responsibility Agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through March 31, 2015, including incentive fees earned by the Advisor during the quarter ended March 31, 2015. For additional information regarding the Responsibility Agreement refer to Notes 2 and 5 of the financial statements.

On May 4, 2015, the Company, through its Advisor, entered into a sub-advisory agreement with Helios Investment Partners LLP (“Helios”) to become a sub-advisor for the Company’s investments in Sub-Saharan Africa. Helios is an Africa-focused private investment firm managing funds totaling over $3 billion. Established in 2004, led and managed by a predominantly African team and based in London, Nigeria, and Kenya, Helios has completed investments in countries across the African continent. Helios’ portfolio companies operate in more than 35 countries in all regions of the continent, and the firm’s diverse investor base comprises a broad range of the world’s leading investors, including sovereign wealth funds, corporate and public pension funds, endowments and foundations, funds of funds, family offices and development finance institutions across the US, Europe, Asia and Africa. Helios will serve as a secondary sub-advisor to TriLinc Global Impact Fund - Africa, Ltd., a new subsidiary of the Company.

On May 8, 2015, the Company, through its Advisor, entered into a sub-advisory agreement with TRG Management LP (“TRG”) to become a sub-advisor for the Company’s investments in Latin America. Founded in 2002, TRG is a leading emerging markets asset management firm. TRG and its affiliates manage assets of more than $5.5 billion with product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate.  TRG is headquartered in New York, with offices around the globe including, Singapore, Hong Kong, London, Argentina, Peru, Uruguay, Mexico, Brazil and India.  TRG will serve as a secondary sub-advisor to the Company.

New subsidiary

On May 8, 2015, the Company established a new wholly owned subsidiary, TriLinc Global Impact Fund - Africa, Ltd., which is organized as a Cayman Islands exempted company.

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

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2015 and December 31, 2014. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on February 25, 2016. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Expense Responsibility Agreement

Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through March 31, 2015 and will additionally pay the accrued operating expenses of the Company as of March 31, 2015 on behalf of the Company. Since the inception of the Company through March 31, 2015, pursuant to the terms of the Responsibility Agreement, the

Sponsor has paid approximately $3,431,900 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,399,700 of expenses, which have been accrued by the Sponsor as of March 31, 2015. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of March 31, 2015. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015 (“2014 Form 10-K”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1.5 billion in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and is currently expected to terminate on or before February 25, 2016, unless extended by our board of managers.

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

As of March 31, 2015, we had received subscriptions for and issued 8,425,758.203 of our units, including 144,514.235 units issued under our Distribution Reinvestment Plan, for gross proceeds of $79,804,625 including $1,301,241 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $1,010,692 and selling commissions of $2,751,963, for net proceeds of $76,041,970). From the net offering proceeds, we paid and accrued a total of $3,988,951 towards reimbursement to our Sponsor for our organization and offering costs and we have financed a total of $61,424,938 in senior secured trade finance and senior secured term loan transactions.

As of March 31, 2015, approximately $3.4 million remained payable to our Sponsor for costs related to our organization and offering.

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

The Company received one repurchase request for 2,373 Class C units during the three months ended March 31, 2015.  The repurchase request was processed on April 8, 2015 at a repurchase price of $9.025 per unit.

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

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

4.2	Amended and Restated Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

10.1*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated May 11, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and Interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 14, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

May 14, 2015	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 14, 2015	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer