Form 10-Q
period 2015-06-30
TriLinc Global Impact Fund LLC
filed 2015-08-11
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $68,604,367 and $53,447,442, respectively)	$68,604,367	$53,447,442
Cash	13,109,572	7,875,917
Interest receivable	2,137,938	764,313
Due from affiliates (see Note 5)	1,367,745	791,088
Prepaid expenses	38,210	50,387
Total assets	85,257,832	62,929,147

LIABILITIES
Due to unitholders	365,774	293,860
Management fee payable	424,128	313,490
Due to affiliates (see Note 6)	50,810	29,489
Other payables	3,822	2,316
Total liabilities	844,534	639,155
NET ASSETS	$84,413,298	$62,289,992

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$42,501,083	$27,410,929
Net capital paid in on Class C units	6,025,798	3,784,020
Net capital paid in on Class I units	40,583,363	34,533,765
Offering costs	(4,696,946)	(3,438,722)
Net assets (equivalent to $8.549 and $8.553, respectively per unit based on total units outstanding of 9,873,704.499 and 7,282,960.063, respectively)	$84,413,298	$62,289,992
Net assets, Class A (units outstanding of 4,709,254.575 and 3,037,222.074, respectively)	$40,260,847	$25,976,875
Net assets, Class C (units outstanding of 667,678.452 and 419,281.982, respectively)	5,708,186	3,586,052
Net assets, Class I (units outstanding of 4,496,771.472 and 3,826,456.007, respectively)	38,444,265	32,727,065
NET ASSETS	$84,413,298	$62,289,992

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$2,138,151	$656,910	$3,907,017	$946,684
Interest from cash	11,506	651	29,122	651
Total investment income	2,149,657	657,561	3,936,139	947,335
EXPENSES
Management fees	424,187	149,467	785,935	258,546
Incentive fees	327,310	99,663	604,490	157,618
Professional fees	192,093	193,372	482,081	500,286
General and administrative expenses	150,307	216,588	294,364	354,286
Board of managers fees	46,875	46,875	93,750	119,000
Total expenses	1,140,772	705,965	2,260,620	1,389,736
Expense support payment from Sponsor	(627,668)	(546,718)	(1,346,933)	(1,230,489)
Net expenses	513,104	159,247	913,687	159,247

NET INVESTMENT INCOME	1,636,553	498,314	3,022,452	788,088
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,636,553	$498,314	$3,022,452	$788,088

NET INCOME PER UNITS - BASIC AND DILUTED	$0.18	$0.17	$0.36	$0.32
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	9,110,507.766	2,906,193.746	8,461,155.603	2,493,438.210

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30,	June 30,
	2015	2014
INCREASE FROM OPERATIONS
Net investment income	$3,022,452	$788,088
Net increase from operations	3,022,452	788,088
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(1,346,477)	(269,458)
Distributions to Class C unitholders	(193,362)	(28,208)
Distributions to Class I unitholders	(1,481,815)	(522,111)
Net decrease from distributions	(3,021,654)	(819,777)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	15,090,127	9,194,335
Issuance of Class C units	2,263,093	1,319,449
Issuance of Class I units	6,048,937	6,777,866
Contribution from Sponsor	—	31,750
Repurchase of units	(21,425)	—
Offering costs	(1,258,224)	(913,107)
Net increase from capital transactions	22,122,508	16,410,293
NET INCREASE IN NET ASSETS	22,123,306	16,378,604
Net assets at beginning of period	62,289,992	13,365,263
Net assets at end of period	$84,413,298	$29,743,867

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,022,452	$788,088
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(58,509,596)	(17,465,336)
Maturity of investments	43,352,671	6,121,226
Accretion of discounts on investments	—	(102,387)
Increase in interest receivable	(1,373,625)	(124,969)
Increase in due from affiliates	(576,657)	(754,569)
Decrease in prepaid expenses	12,177	46,440
Increase in due to unitholders	71,914	63,474
Increase in management fee payable	110,638	149,467
Increase (decrease) in other payable	1,506	(149)
NET CASH USED IN OPERATING ACTIVITIES	(13,888,520)	(11,278,715)
Cash flows from financing activities
Net proceeds from issuance of units	22,404,774	17,068,565
Distributions paid to unitholders	(2,024,271)	(596,692)
Payments of offering costs	(1,236,903)	(929,018)
Repurchase of units	(21,425)	—
Capital contribution from our Sponsor	—	51,034
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,122,175	15,593,889
TOTAL INCREASE IN CASH	5,233,655	4,315,174
Cash at beginning of period	7,875,917	6,666,659
Cash at end of period	$13,109,572	$10,981,833
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$997,383	$223,085
Capital contribution from our Sponsor	—	31,750

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of June 30, 2015

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Brazil	Other Investments (6)	Agricultural Products	Sugar Producer	17.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	3,000,000	3.6%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,750,000	2,750,000	2,750,000	2,750,000	3.3%
Total Senior Secured Term Loan Participations									5,750,000	5,750,000	6.8%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/28/2015-12/15/15	7,000,000	7,000,000	7,000,000	7,000,000	8.3%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co-Operative	10.33% - 10.90%	0.0%	11/3/15 - 2/25/16	6,000,000	6,000,000	6,000,000	6,000,000	7.1%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	12/15/2015	6,000,000	7,000,000	6,000,000	6,000,000	7.1%
Argentina	Other Investments	Fats and Oils	Soybean Distributor	8.89%	0.0%	2/3/2016	3,100,000	3,100,000	3,100,000	3,100,000	3.7%
Kenya	Seruji Limited	Construction Materials	Cement Distributor	14.75%	0.0%	9/30/2015	5,000,000	7,000,000	5,000,000	5,000,000	5.9%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	5/14/2015	2,000,000	2,000,000	2,000,000	2,000,000	2.4%
Singapore	Export Trading Group Pte. Ltd. (7)	Agricultural Products	Agricultural Products Exporter	11.50%	0.0%	8/22/2015	10,000,000	10,000,000	10,000,000	10,000,000	11.8%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Agricultural Chemicals Producer	13.00%	0.0%	3/12/2015	1,387,320	10,000,000	1,387,320	1,387,320	1.6%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	12/22/15 - 1/28/16	1,911,909	2,800,000	1,911,909	1,911,909	2.3%
South Africa	Other Investments	Food Products	Rice & Bean Importer	12.50%	0.0%	6/27/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.2%
South Africa	Other Investments	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	796,587	1,250,000	796,587	796,587	0.9%
South Africa	Other Investments	Household Products	Candle Distributor	12.75% - 13.00%	0.0%	5/26/15 - 6/1/15	1,375,422	1,400,000	1,375,422	1,375,422	1.6%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	6/18/15 - 9/10/15	1,270,779	2,500,000	1,270,779	1,270,779	1.5%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	5/29/15 - 7/1/15	324,774	750,000	324,774	324,774	0.4%
South Africa	Other Investments	Metals & Mining	Mine Remediation	17.50%	0.0%	9/20/15 - 2/2/16	2,418,284	3,250,000	2,418,284	2,418,284	2.9%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Farm Supplies Importer	13.00%	0.0%	6/22/2015	369,292	2,000,000	369,292	369,292	0.4%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Farm Supplies Wholesaler	12.50%	0.0%	7/19/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.2%
Tanzania	Kapunga Rice Project Ltd.	Cash Grains	Rice Producer	11.50%	0.0%	8/3/2015	3,900,000	3,900,000	3,900,000	3,900,000	4.6%
Zambia	Neria Investments Ltd	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08%-12.50%	0.0%	10/25/2015	8,000,000	15,000,000	8,000,000	8,000,000	9.5%
Total Senior Secured Trade Finance Participations									62,854,367	62,854,367	74.5%
Total Investments									$68,604,367	$68,604,367

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[5]	Interest accruing includes 2.5% of deferred interest due at maturity.
[6]	Interest accruing includes 5.0% of penalty interest due to the borrower missing two interest payments. See Note 3.
[7]	The transaction is secured by specific collateral held by the borrower’s subsidiaries in Kenya, Tanzania, and Zambia.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2014

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Brazil	Other Investments	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	3,000,000	4.8%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,750,000	2,750,000	2,750,000	2,750,000	4.4%
Total Senior Secured Term Loan Participations									5,750,000	5,750,000	9.2%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/28/2015	6,000,000	6,000,000	6,000,000	6,000,000	9.6%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co-Operative	10.33%	0.0%	2/25/2015	5,500,000	5,500,000	5,500,000	5,500,000	8.8%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	6/5/2015	6,000,000	6,000,000	6,000,000	6,000,000	9.6%
Kenya	Seruji Limited	Construction Materials	Cement Distributor	14.75%	0.0%	3/17/2015	5,000,000	5,000,000	5,000,000	5,000,000	8.0%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.50%	0.0%	2/13/2015	2,000,000	2,000,000	2,000,000	2,000,000	3.2%
South Africa	Profert Ltd	Fertilizer & Agricultural Chemicals	Agricultural Chemicals Producer	13.00%	0.0%	2/10/2015-3/12/2015	8,202,091	8,202,091	8,202,091	8,202,091	13.2%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	12.50%	0.0%	2/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
South Africa	Other Investments	Food Products	Rice & Bean Importer	12.50%	0.0%	4/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
South Africa	Other Investments	Food Products	Fruit & Nut Distributor	17.50%	0.0%	1/20/2015	1,250,000	1,250,000	1,250,000	1,250,000	2.0%
South Africa	Other Investments	Household Products	Candle Distributor	12.75% - 13.00%	0.0%	2/25/2015-3/3/2015	1,400,000	1,400,000	1,400,000	1,400,000	2.2%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	2/4/2015 - 3/12/2015	2,040,887	2,040,887	2,040,887	2,040,887	3.3%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	2/5/2015 - 4/9/2015	474,066	474,066	474,066	474,066	0.8%
South Africa	Other Investments	Metals & Mining	Mine Remediation	17.50%	0.0%	10/1/2015	2,500,000	2,500,000	2,500,000	2,500,000	4.0%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Chemicals	13.00%	0.0%	1/15/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
Zambia	Neria Investments Ltd	Fertilizer & Agricultural Chemicals	Farms Supplies	12.50%	0.0%	3/1/2015	3,000,000	4,330,398	4,330,398	4,330,398	7.0%
Total Senior Secured Trade Finance Participations									47,697,442	47,697,442	76.5%
Total Investments									$53,447,442	$53,447,442

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[5]	Interest accruing includes 2.5% of deferred interest due at maturity.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered in the State of California. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd., a Cayman Islands exempted company that is wholly owned by the Advisor.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries, all of which are Cayman Islands exempted companies. As of June 30, 2015, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.

Through June 30, 2015, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia and Africa.

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2015.

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

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2014. Prepaid insurance is being amortized over the term of the insurance policy which is one year. The amortization of prepaid expenses for the three and six months ended June 30, 2015 and 2014 is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

As of June 30, 2015, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at June 30, 2015 and 2014.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2015 and December 31, 2014. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on February 25, 2016. Through June 30, 2015, such expenses equaled to 5% of the gross proceeds. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On August 7, 2015, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through June 30, 2015. Since the inception of the Company through June 30, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $3,794,000 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,665,300 of expenses, which have been accrued by the Sponsor as of June 30, 2015. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of June 30, 2015. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on the Company’s financial statements.

Risk Factors

The Company has limited operating history and is subject to the business risks and uncertainties associated with any new business. As an externally-managed Company, the Company is largely dependent on the efforts of the Advisor and other service providers and is dependent on the Sponsor for financial support.

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

At June 30, 2015, the Company’s investment portfolio included 21 companies and was comprised of $5,750,000 or 8.4% in senior secured term loan participations, and $62,854,367 or 91.6% in senior secured trade finance participations. The Company’s largest loan by value was $10,000,000 or 14.6% of total investments. The Company’s 5 largest loans by value comprised 53.9% of the Company’s portfolio at June 30, 2015. Participation in loans amounted to 100% of the Company’s total portfolio at June 30, 2015.

Note 3. Investments

As of June 30, 2015, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$5,750,000	$5,750,000	8.4%
Senior secured trade finance participations	62,854,367	62,854,367	91.6%
Total	$68,604,367	$68,604,367	100.0%

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  The Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 as of June 30, 2015.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company is working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March to July 2015.  The unpaid interest will be included as part of the longer term plan. Prodesa recently underwent a change in ownership. Through the month of July 2015, the new owner has injected over $830,000 in Prodesa for working capital purposes and Prodesa has made all interest payments required under the Forbearance Agreement.

In May 2015, one of the Company’s borrowers, Usivale Industria y Commercio (“Usivale”), notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of loan, the Company has increased the annual interest rate charged Usivale from 12.43% to 17.43%.  Usivale has committed to repay to the Company all past due interest by December 2015.

As of December 31, 2014, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$5,750,000	$5,750,000	10.8%
Senior secured trade finance participations	47,697,442	47,697,442	89.2%
Total investments	$53,447,442	$53,447,442	100.0%

The industry composition of the Company’s portfolio, at fair market value as of June 30, 2015 and December 31, 2014, was as follows:

	As of June 30, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$20,000,000	29.1%	$9,000,000	16.8%
Cash Grains	3,900,000	5.7%	—	—
Construction Materials	5,324,774	7.8%	5,474,066	10.2%
Fats and Oils	3,100,000	4.5%	—	—
Fertilizer & Agricultural Chemicals	10,756,612	15.7%	13,532,489	25.5%
Food Products	1,796,587	2.6%	2,250,000	4.2%
Household Products	1,375,422	2.0%	1,400,000	2.6%
Meat, Poultry & Fish	7,911,909	11.5%	7,000,000	13.1%
Metals & Mining	2,418,284	3.5%	2,500,000	4.7%
Packaged Foods & Meats	2,000,000	2.9%	2,000,000	3.7%
Consumer Products	8,750,000	12.8%	8,250,000	15.4%
Textiles, Apparel & Luxury Goods	1,270,779	1.9%	2,040,887	3.8%
Total	$68,604,367	100.0%	$53,447,442	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$22,100,000	32.1%	$17,500,000	32.7%
Brazil	3,000,000	4.4%	3,000,000	5.6%
Kenya	5,000,000	7.3%	5,000,000	9.4%
Namibia	2,000,000	2.9%	2,000,000	3.7%
Peru	2,750,000	4.0%	2,750,000	5.1%
Singapore	10,000,000	14.6%	—	—
South Africa	11,854,367	17.3%	18,867,044	35.4%
Tanzania	3,900,000	5.7%	—	—
Zambia	8,000,000	11.7%	4,330,398	8.1%
Total	$68,604,367	100.0%	$53,447,442	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of June 30, 2015:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$5,750,000	$—	$—	$5,750,000
Senior secured trade finance participations	62,854,367	—	—	62,854,367
Total	$68,604,367	$—	$—	$68,604,367

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2014:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$5,750,000	$—	$—	$5,750,000
Secured mezzanine term loan	47,697,442	—	—	47,697,442
Total	$53,447,442	$—	$—	$53,447,442

The following is a reconciliation of activity for the three months ended June 30, 2015, of investments classified as Level 3:

	Fair Value at December 31, 2014	Purchases	Maturities or Prepayments	Fair Value at June 30, 2015
Senior secured term loan participations	$5,750,000	—	—	$5,750,000
Senior secured trade finance participations	47,697,442	58,509,596	(43,352,671)	62,854,367
Total	$53,447,442	$58,509,596	$(43,352,671)	$68,604,367

There were no realized and unrealized gains or losses for any of the Company’s investments classified as Level 3 during the three months ended June 30, 2015 and 2014.

As of June 30, 2015, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2015:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$62,854,367	Income approach	Market yield	9.00% – 19.50% (12.52%)
Senior secured term loan participations	$3,000,000	Income approach	Market yield	12.43%
Senior secured term loan participations	$2,750,000	Collateral based approach	Value of collateral	N/A

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

As of June 30, 2015 and December 31, 2014, with respect to the restructured loans to Prodesa, the Company has chosen to determine their estimated fair value based on a collateral valuation approach.  The Company’s decision to do so was not based upon a belief that the Company will need to liquidate the collateral securing the loans to Prodesa, but rather because of delays in obtaining audited financial statements.  In contrast, the Company has recently conducted onsite interviews to corroborate the collateral and as such, continue to believe in the reliability of the collateral and its associated estimated value.  Once the Company receives audited financial statements, the Company may once again return to an income approach to estimate the fair value of the loans to Prodesa.

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

If certain financial goals are reached by the Company, the Company is required to pay the Advisor an incentive fee which is comprised of two parts: (i) a subordinated fee on net investment income and (ii) an incentive fee on capital gains. The subordinated incentive fee on income is calculated and payable quarterly in arrears and is based upon the Company’s pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee is earned by the Advisor in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the quarterly preferred return rate of 1.50% (6.00% annualized) (the “Preferred Return”). In any quarter, all of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly Preferred Return, but is less than or equal to 1.875% (7.50% annualized) at the end of the immediately preceding fiscal quarter, is payable to the Advisor. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.875% on its net assets at the end of the immediately preceding fiscal quarter, the subordinated incentive fee on income equals 20% of the amount of the Company’s pre-incentive fee net investment income.

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and six months ended June 30, 2015 and 2014.

Transactions

As discussed in Note 2, for the three months ended June 30, 2015 and 2014, the Sponsor assumed responsibility for $627,668 and $546,718, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement. For the six months ended June 30, 2015 and 2014, the Sponsor assumed responsibility for $1,346,933 and $1,230,489 respectively of the Company’s operating expenses, management fees and incentive fees.

For three months ended June 30, 2015 and 2014, the Advisor earned $424,187 and $149,467, respectively, in management fees and $327,310 and $99,663, respectively, in incentive fees. For the six months ended June 30, 2015 and 2014, the Advisor earned $785,935 and $258,546, respectively, in management fees and $604,490 and $157,618, respectively, in incentive fees.

Since the inception of the Company through June 30, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $3,794,000 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,665,300 of expenses, which have been accrued by the Sponsor as of June 30, 2015. Such expenses, in the aggregate of $5,459,300 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit, as further described in Note 2.

As of June 30, 2015 and December 31, 2014, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $1,367,745 and $791,088, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended June 30, 2015 and 2014, the Company paid $250,664 and $152,635, respectively, in dealer manager fees and $755,454 and $472,986, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. For the six months ended June 30, 2015 and 2014, the Company paid $437,838 and $240,104, respectively, in dealer manager fees and $1,324,500 and $791,940, respectively, in selling commissions.  These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On March 31, 2014, the Sponsor made a capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income.

Note 6. Organization and Offering Costs

As of June 30, 2015, the Sponsor has paid approximately $7,944,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $1,132,000 and $782,000 of offering costs, which were incurred by the Sponsor during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company paid $1,258,224 and $913,107, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to June 30, 2015, the Company has reimbursed the Sponsor a total of approximately $4,696,900 of offering costs and there is a remaining balance of approximately $3,483,100 of offering and organization costs to be reimbursed to the Sponsor.

Note 7. Unit Capital

The Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary of the units issued during the three months ended June 30, 2015:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	June 30,
	2014	the Period	the Period	2015
Class A units	3,037,222.074	1,672,032.501	—	4,709,254.575
Class C units	419,281.982	250,770.404	(2,373.934)	667,678.452
Class I units	3,826,456.007	670,315.465	—	4,496,771.472
Total	7,282,960.063	2,593,118.370	(2,373.934)	9,873,704.499

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

During the six months ended June 30, 2015, the Company processed one repurchase request for 2,373.934 Class C units at a repurchase price of $9.025 per unit.

In addition, as of June 30, 2015, there were three repurchase requests for a total of 10,533 units that were pending.  The repurchase requests were processed by the Company on July 8, 2015 at a price of $9.025 per unit.

Note 8. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the six months ended June 30, 2015:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2015	January 28, 2014	$0.00197808	$312,366	$142,891	$455,257
February 28, 2015	February 24, 2014	$0.00197808	291,738	138,924	430,662
March 31, 2015	March 25, 2014	$0.00197808	340,746	159,495	500,241
April 30, 2015	April 21, 2014	$0.00197808	342,816	169,835	512,651
May 31, 2015	May 25, 2014	$0.00197808	367,424	189,037	556,461
June 30, 2015	June 25, 2014	$0.00197808	369,181	197,201	566,382
Total for the six months ended June 30, 2015			$2,024,271	$997,383	$3,021,654

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2015 and 2014. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	Six months ended
	June 30,	June 30,
	2015	2014
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.476)	(0.466)
Net Proceeds after offering costs	8.549	8.559
Net investment income/(loss)	0.357	0.316
Distributions	(0.357)	(0.329)
Capital contribution	—	0.013
Net increase/(decrease) in net assets	—	—
Net asset value at end of period	8.549	8.559
Total return based on net asset value (3)(4)	4.18%	3.84%
Net assets at end of period	$84,413,298	$29,743,867
Units Outstanding at end of period	9,873,704.499	3,475,116.678
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income/(loss) to average net assets	8.36%	7.34%
Ratio of net operating expenses to average net assets	2.53%	1.48%
1	The per unit data was derived by using the weighted average units outstanding during the six months ended June 30, 2015 and 2014 which were 8,461,155 and 2,493,438.
2	Represents net asset value at the beginning of the period.
3

Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014 and December 31, 2013 of $31,750 and $51,034, respectively or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

4

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the six months ended June 30, 2015 and 2014, prior to the effect of the Responsibility Agreement were as follows; total return: 2.32% and (1.92%), ratio of net investment income/(loss); 4.64% and (4.12%), and ratio of operating expenses to average net assets: 6.25% and 11.46%.

5	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2015, except as discussed below.

Distributions

On July 21, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On August 3, 2015, $403,067 of these distributions were paid in cash and on July 31, 2015, $226,381 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to June 30, 2015 through August 7, 2015, the Company sold approximately 986,500 units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan) for approximately $9,614,000 in gross proceeds.

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

Investments

Subsequent to June 30, 2015 through August 7, 2015, the Company funded approximately $6.1 million in new trade finance participations and received proceeds from repayment of trade finance participation of approximately $5.8 million.

On July 23, 2015, the Company funded $12.6 million as part of a new $16.05 million senior secured five-year term loan commitment to secure the purchase of deep-water tugboat vessel that will be utilized by a locally-owned Nigerian marine logistics provider (the “Vessel Operator”). The $12.6 million draw will accrue interest at a variable rate of one month Libor +10.5% (payable monthly) plus 5.13% in deferred fixed interest (accrued monthly but payable at maturity). The $12.6 million draw is interest only for the first six months, after which it will start to amortize monthly on a straight line basis. The loan has an expected maturity date of 60 months following the utilization date, which is currently scheduled for August 31, 2015. In connection with the transaction, it is anticipated that the Vessel Operator will issue warrants, which under certain circumstances may allow the Company, through its Sub-Advisor, to purchase equity of the Vessel Operator at a discounted rate. In accordance with the terms of the loan agreement, the Company anticipates funding additional draws in the third quarter of 2016 and 2018.

Agreements

On August 7, 2015, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through June 30, 2015, including management and incentive fees earned by the Advisor during the quarter ended June 30, 2015. For additional information refer to Notes 2 and 5.

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

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of June 30, 2015, we had received subscriptions for and issued 9,883,350.886 of our units, including 206,129.088 units issued under our Distribution Reinvestment Plan, for gross proceeds of $93,964,520 including $1,860,314 reinvested under our Distribution Reinvestment Plan (before dealer-manager fees of $1,261,356 and selling commissions of $3,507,417, for net proceeds of $89,195,747). As of June 30, 2015, $1.41 billion in units remained available for sales pursuant to the Offering, including approximately $248.1 million in units available pursuant to our distribution reinvestment plan.

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

Since our inception through June 30, 2015, our Sponsor has assumed substantially all our operating expenses under the terms of the Responsibility Agreement. As of June 30, 2015, the Sponsor has agreed to pay a cumulative total of approximately $5.46 million of operating expenses.

Portfolio and Investment Activity

During the six months ended June 30, 2015, we invested $58,509,596 across 16 separate portfolio companies, including four new borrowers. The investments funded consisted entirely of senior secured trade finance participations. Additionally, we received proceeds from repayment of investment principal of $43,352,671.

At June 30, 2015 and December 31, 2014, the Company’s investment portfolio included 21 and 17 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of June 30, 2015		As of December 31, 2014
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loan participations	$5,750,000	8.4%	$5,750,000	10.8%
Senior secured trade finance participations	62,854,367	91.6%	47,697,442	89.2%
Total investments (1)	$68,604,367	100.0%	$53,447,442	100.0%

(1) Total investment data as of June 30, 2015 described in this report includes four trade finance participations totaling $15,269,292 that the Company classifies as short-term investments for impact data purposes. Short-term investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short-term investments.

As of June 30, 2015, the weighted average yield, based upon the cost of our portfolio, of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.4%, 16.5%, and 12.0%, respectively.

As of December 31, 2014, the weighted average yield of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.8%, 13.9%, and 12.7%, respectively.

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  The Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 as of June 30, 2015.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company is working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March to July 2015.  The unpaid interest will be included as part of the longer term plan. Prodesa recently underwent a change in ownership. Through the month of July 2015, the new owner has injected over $830,000 in Prodesa for working capital purposes and Prodesa has made all interest payments required under the Forbearance Agreement.

In May 2015, one of the Company’s borrowers, Usivale Industria y Commercio (“Usivale”), notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of loan, the Company has increased the annual interest rate charged Usivale from 12.43% to 17.43%.  Usivale has committed to repay to the Company all past due interest by December 2015.

Results of Operations

Consolidated operating results for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income	$2,138,151	$656,910	$3,907,017	$946,684
Interest from cash	11,506	651	29,122	651
Total investment income	2,149,657	657,561	3,936,139	947,335
Management fees	424,187	149,467	785,935	258,546
Incentive fees	327,310	99,663	604,490	157,618
Professional fees	192,093	193,372	482,081	500,286
General and administrative expenses	150,307	216,588	294,364	354,286
Board of managers fees	46,875	46,875	93,750	119,000
Total expenses	1,140,772	705,965	2,260,620	1,389,736
Expense support payment from Sponsor	(627,668)	(546,718)	(1,346,933)	(1,230,489)
Net expenses	513,104	159,247	913,687	159,247
Net investment income	$1,636,553	$498,314	$3,022,452	$788,088

Revenues

Three months ended June 30, 2015 and 2014

For the three months ended June 30, 2015 and 2014, total investment income amounted to $2,149,657 and $657,561, respectively.  Interest income increased by $1,492,096 during the three months ended June 30, 2015 from the same period in 2014 primarily as a result of an increase in our weighted average investment portfolio of approximately $50,334,000.  The increase in weighted average investment portfolio during the three month ended June 30, 2015 was partially offset by a decrease in the weighted average yield of approximately 1.6% from a weighted average yield of 14.0% for the three months ended June 30, 2014 to approximately 12.4% for the three months ended June 30, 2015.

Interest income of $2,138,151 earned during the three months ended June 30, 2015 all came from loan participations. In addition, we earned $11,506 in interest income on our cash balances.

For the three months ended June 30, 2014, interest income from loan participations and direct loans amounted to $410,532 and $178,000, respectively. Interest income also included $68,378 in amortization of upfront fees paid on our secured mezzanine term loan position.  In addition, we earned $651 in interest income on our cash balances.

Six months ended June 30, 2015 and 2014

For the six months ended June 30, 2015 and 2014, total investment income amounted to $3,936,139 and $947,335, respectively. Interest income increased by $2,988,804 during the six months ended June 30, 2015 from the same period in 2014 primarily as a result of an increase in our weighted average investment portfolio of approximately $49,039,000.  The increase in weighted average investment portfolio during the six month ended June 30, 2015 was partially offset by a decrease in the weighted average yield of approximately 1.4% from a weighted average yield of 14.0% for the six months ended June 30, 2014 to approximately 12.6% for the six months ended June 30, 2015.

Interest income of $3,907,017 earned during the six months ended June 30, 2015 all came from loan participations. In addition, we earned $29,122 in interest income on our cash balances.

For the six months ended June 30, 2014, interest income from loan participations and direct loans amounted to $549,964 and $294,333, respectively. Interest income also included $102,387 in amortization of upfront fees paid on our secured mezzanine term loan position.  In addition, we earned $651 in interest income on our cash balances.

Expenses

Three months ended June 30, 2015 and 2014

Total operating expenses, excluding the management and incentive fees, incurred for the three months ended June 30, 2015 decreased by $67,560 to $389,275 from $456,835 for the three months ended June 30, 2014.  The decrease was primarily due to decrease in general and administrative expenses. Our Sponsor assumed responsibility for the majority of our operating expenses in the amount of $300,358 and $447,055 under the Responsibility Agreement for expenses paid or incurred by the Company for the three months ended June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015 and 2014, the management fees amounted to $424,187 and $149,467, respectively. The incentive fees for the three months ended June 30, 2015 and 2014 amounted to $327,310 and $99,663 respectively.  The entire amounts of the incentive fees for both periods in 2015 and 2014 were paid by the Sponsor under the Responsibility Agreement.

Six months ended June 30, 2015 and 2014

Total operating expenses, excluding the management and incentive fees, incurred for the six months ended June 30, 2015 decreased by $103,377 to $870,195 from $973,572 for the six months ended June 30, 2014.  The decrease was primarily due to decreases in professional fees, board of manager fees, and general and administrative expenses. Our Sponsor assumed responsibility for the majority of our operating expenses in the amount of $742,443 and $963,793 under the Responsibility Agreement for expenses paid or incurred by the Company for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, the management fees amounted to $785,935 and $258,546, respectively. The incentive fees for the six months ended June 30, 2015 and 2014 amounted to $604,490 and $157,618 respectively.  A portion of the management fees, amounting to $109,079 for 2014, and the entire amounts of the incentive fees for both periods in 2015 and 2014 were paid by the Sponsor under the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized or unrealized gains or losses for the three and six months ended June 30, 2015 and 2014.

Changes in Net Assets from Operations. For the three months ended June 30, 2015, and 2014, we recorded a net increase in net assets resulting from operations of $1,636,553 and $498,314, respectively.

For the six months ended June 30, 2015, and 2014, we recorded a net increase in net assets resulting from operations of $3,022,452 and $788,088, respectively.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2015, we had approximately $13.1 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement.  During the Offering, the Company will only reimburse the Sponsor for expenses covered under the Responsibility Agreement if we raise $200 million of gross proceeds in the Offering, provided that any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior’s quarter’s net asset value per unit. Therefore, the Company does not anticipate that any reimbursement to the Sponsor during the Offering would affect the Company’s ability to pay distributions.  Following the end of the Offering and if we have raised more than $200 million in gross proceeds, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement.  Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

We sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date. Based on the valuation with respect to the quarter ended June 30, 2015, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

As of June 30, 2015, the Company had sold approximately 9.88 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $94 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been actively seeking financing and are currently talking with development banks and several commercial banks but have not yet received any commitments for financing. Accordingly, we cannot predict with certainty if we will be able to obtain financing and what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of June 30, 2015, we had no debt outstanding and no available sources of debt financing.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein as all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Amended and Restated Advisory Agreement between us and the Advisor, dated as of February 25, 2014, has a one-year term and is subject to an unlimited number of renewals upon mutual consent of the Company and the Advisor. Our board of managers determined to extend our Amended and Restated Advisory Agreement, effective February 25, 2015, through March 24, 2015, the date of the meeting of the board of managers at which the board conducted its annual review of the Advisor’s performance and compensation. On March 24, 2015, the Company renewed the Company’s arrangement with the Advisor for an additional one-year term. The Advisor serves as our advisor in accordance with the terms of our Amended and Restated Advisory Agreement. Payments under our Amended and Restated Advisory Agreement in each reporting period consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Amended and Restated Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of June 30, 2015, the total amount that would be due to be reimbursed to the Sponsor is approximately $3.48 million.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through June 30, 2015 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $5.46 million through June 30, 2015.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units are and will continue to be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is an expense specific to Class C unitholders. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the six months ended June 30, 2015, we paid a total of $3,021,654 in distributions, comprised of $2,024,271 paid in cash and $997,383 reinvested under our Distribution Reinvestment Plan.

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
					Cash Flows from	Cash Flows from
	Amount	Cash	Distributions		Operating	Financing
Months ended	per Unit	Distributions	Reinvested	Total Declared	Activities	Activities (1)
January 31, 2015	$0.05986	$312,366	$142,891	$455,257	$312,366	$—
February 28, 2015	$0.05406	291,738	138,924	430,662	291,738	—
March 31, 2015	$0.05986	340,746	159,495	500,241	340,746	—
April 30, 2015	$0.05792	342,816	169,835	512,651	342,816	—
May 31, 2015	$0.05986	367,424	189,037	556,461	367,424	—
June 30, 2015	$0.05792	369,181	197,201	566,382	369,181
Total for 2015		$2,024,271	$997,383	$3,021,654	$2,024,271	$—

January 31, 2014	$0.05366	71,492	21,091	92,583	$71,492	—
February 28, 2014	$0.04846	84,061	19,925	103,986	84,061	—
March 31, 2014	$0.05366	95,463	30,466	125,929	63,713	31,750
April 30, 2014	$0.05192	97,896	40,089	137,985	97,896	—
May 31, 2014	$0.05986	121,686	51,552	173,239	121,686	—
June 30, 2014	$0.05792	129,488	59,962	189,450	129,488	—
July 31, 2014	$0.05986	153,606	71,215	224,821	153,606	—
August 31, 2014	$0.05986	187,950	80,373	268,323	187,950	—
September 30, 2014	$0.05792	203,038	90,994	294,032	203,038	—
October 31, 2014	$0.05986	237,831	106,505	344,336	237,831	—
November 30, 2014	$0.05792	260,366	111,951	372,317	260,366	—
December 31, 2014	$0.05986	296,175	128,546	424,721	296,175	—
Total for 2014		$1,939,052	$812,669	$2,751,722	$1,907,302	$31,750

July 31, 2013	$0.05366	$857	$18,547	$19,404	$857	$—
August 31, 2013	$0.05366	22,932	1,452	24,384	22,932	—
September 30, 2013	$0.05192	22,892	1,771	24,663	22,892	—
October 31, 2013	$0.05366	47,409	6,287	53,696	47,409	—
November 30, 2013	$0.05192	57,275	9,370	66,645	57,275	—
December 31, 2013	$0.05366	65,015	12,835	77,850	13,981	51,034
Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034
(1)	Capital contribution from our Sponsor

Related Party Transactions

For the six months ended June 30, 2015 and 2014, the Sponsor assumed responsibility for $1,346,933 and $1,230,489 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For six months ended June 30, 2015 and 2014, the Advisor earned $785,935 and $258,546, respectively, in management fees and $604,490 and $157,618, respectively, in incentive fees.

Since the inception of the Company through June 30, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $3,794,000 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,665,300 of expenses, which have been accrued by the Sponsor as of June 30, 2015. Such expenses, in the aggregate of $5,459,300 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit.

As of June 30, 2015 and December 31, 2014, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $1,367,745 and $791,088, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipated paying this receivable in the due course of business.

For the six months ended June 30, 2015 and 2014, the Company paid $437,838 and $240,104, respectively, in dealer manager fees and $1,324,500 and $791,940, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On March 31, 2014, the Sponsor made a capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income.

Legal Proceedings

The Company is not party to any legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended June 30, 2015, except as discussed below.

Distributions

On July 21, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On August 3, 2015, $403,067 of these distributions were paid in cash and on July 31, 2015, $226,381 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to June 30, 2015 through August 7, 2015, the Company sold approximately 986,500 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan) for approximately $9,614,000 in gross proceeds.

Unit Offering Price

Based on the Company’s net asset value of $84,413,298 as of June 30, 2015, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 and $51,034 in the quarters ended March 31, 2014 and December 31, 2013, respectively or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

Subsequent to June 30, 2015 through August 7, 2015, the Company funded approximately $6.1 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $5.8 million.

On July 23, 2015, the Company funded $12.6 million as part of a new $16.05 million senior secured five-year term loan commitment to secure the purchase of deep-water tugboat vessel that will be utilized by a locally-owned Nigerian marine logistics provider (the “Vessel Operator”). The $12.6 million draw will accrue interest at a variable rate of one month Libor +10.5% (payable monthly) plus 5.13% in deferred fixed interest (accrued monthly but payable at maturity). The $12.6 million draw is interest only for the first six months, after which it will start to amortize monthly on a straight line basis. The loan has an expected maturity date of 60 months following the utilization date, which is currently scheduled for August 31, 2015. In connection with the transaction, it is anticipated that the Vessel Operator will issue warrants, which under certain circumstances may allow the Company, through its Sub-Advisor, to purchase equity of the Vessel Operator at a discounted rate. In accordance with the terms of the loan agreement, the Company anticipates funding additional draws in the third quarter of 2016 and 2018

Agreements

On August 7, 2015 we entered into the Responsibility Agreement with our Sponsor and Advisor. Pursuant to the terms of the Responsibility Agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through June 30, 2015, including incentive fees earned by the Advisor during the quarter ended June 30, 2015. For additional information regarding the Responsibility Agreement refer to Notes 2 and 5 of the financial statements.

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

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2015 and December 31, 2014. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on February 25, 2016. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Expense Responsibility Agreement

Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through June 30, 2015 and will additionally pay the accrued operating expenses of the Company as of June 30, 2015 on behalf of the Company. Since the inception of the Company through June 30, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $3,794,000 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,665,300 of expenses, which have been accrued by the Sponsor as of June 30, 2015. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of June 30, 2015. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on the Company’s financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

As of June 30, 2015, we had received subscriptions for and issued 9,883,350.886 of our units, including 206,129.088 units issued under our Distribution Reinvestment Plan, for gross proceeds of $93,964,520 including $1,860,314 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of $1,261,356 and selling commissions of $3,507,417, for net proceeds of $89,195,747). From the net offering proceeds, we paid and accrued a total of $4,696,946 towards reimbursement to our Sponsor for our organization and offering costs and we have financed a total of $68,604,367 in senior secured trade finance and senior secured term loan transactions.

As of June 30, 2015, approximately $3.48 million remained payable to our Sponsor for costs related to our organization and offering.

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

During the three months ended June 30, 2015, we fulfilled the following request pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
04/01/2015 - 04/30/2015	2,374	$9.025	2,374	110,513
05/01/2015 - 05/31/2015	—	—	—	110,513
06/01/2015 - 06/30/2015	—	—	—	110,513
Total	2,374	$9.025	2,374

During the six months ended June 30, 2015, we repurchased 2,374 units for a total of $21,425. In addition, as of June 30, 2015, there were three repurchase requests for a total of 10,533 units that were pending.  The repurchase requests were processed by the Company on July 8, 2015 at a price of $9.025 per unit.

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

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

4.2	Amended and Restated Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

10.1*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated August 7, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 11, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

August 11, 2015	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

August 11, 2015	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer