Form 10-Q
period 2015-09-30
TriLinc Global Impact Fund LLC
filed 2015-11-13
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $93,018,379 and $53,447,442, respectively)	$93,018,379	$53,447,442
Cash	8,299,752	7,875,917
Interest receivable	3,006,290	764,313
Due from affiliates (see Note 5)	1,486,837	791,088
Prepaid expenses	60,468	50,387
Total assets	105,871,726	62,929,147

LIABILITIES
Due to unitholders	429,525	293,860
Management fee payable	526,823	313,490
Due to affiliates (see Note 6)	72,846	29,489
Other payables	4,702	2,316
Total liabilities	1,033,896	639,155
NET ASSETS	$104,837,830	$62,289,992

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$59,029,017	$27,410,929
Net capital paid in on Class C units	7,392,148	3,784,020
Net capital paid in on Class I units	44,289,876	34,533,765
Offering costs	(5,873,211)	(3,438,722)
Net assets (equivalent to $8.546 and $8.553, respectively per unit based on total units outstanding of 12,267,151.415 and 7,282,960.063, respectively)	$104,837,830	$62,289,992
Net assets, Class A (units outstanding of 6,540,611.317 and 3,037,222.074, respectively)	$55,897,533	$25,976,875
Net assets, Class C (units outstanding of 819,074.603 and 419,281.982, respectively)	6,999,995	3,586,052
Net assets, Class I (units outstanding of 4,907,465.495 and 3,826,456.007, respectively)	41,940,302	32,727,065
NET ASSETS	$104,837,830	$62,289,992

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$2,715,510	$854,884	$6,622,527	$1,801,568
Interest from cash	17,910	11,024	47,032	11,675
Total investment income	2,733,420	865,908	6,669,559	1,813,243
EXPENSES
Management fees	526,824	222,701	1,312,759	481,247
Incentive fees	401,712	156,590	1,006,202	314,208
Professional fees	113,310	98,002	560,853	588,508
General and administrative expenses	142,716	182,045	471,618	546,112
Board of managers fees	46,875	46,875	140,625	165,875
Total expenses	1,231,437	706,213	3,492,057	2,095,950
Expense support payment from Sponsor	(506,577)	(623,254)	(1,853,510)	(1,853,744)
Net expenses	724,860	82,959	1,638,547	242,206

NET INVESTMENT INCOME	2,008,560	782,949	5,031,012	1,571,037
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,008,560	$782,949	$5,031,012	$1,571,037

NET INCOME PER UNITS - BASIC AND DILUTED	$0.18	$0.18	$0.54	$0.50
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	11,072,603.662	4,345,654.006	9,341,204.033	3,117,628.149

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
INCREASE FROM OPERATIONS
Net investment income	$5,031,012	$1,571,037
Net increase from operations	5,031,012	1,571,037
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(2,361,144)	(602,079)
Distributions to Class C unitholders	(326,829)	(64,253)
Distributions to Class I unitholders	(2,342,435)	(936,591)
Net decrease from distributions	(5,030,408)	(1,602,923)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	31,621,717	17,162,128
Issuance of Class C units	3,629,503	2,051,628
Issuance of Class I units	9,847,059	13,632,277
Contribution from Sponsor	—	31,750
Repurchase of units	(116,556)	(25,634)
Offering costs	(2,434,489)	(1,728,188)
Net increase from capital transactions	42,547,234	31,123,961
NET INCREASE IN NET ASSETS	42,547,838	31,092,075
Net assets at beginning of period	62,289,992	13,365,263
Net assets at end of period	$104,837,830	$44,457,338

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,031,012	$1,571,037
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(94,049,094)	(48,148,136)
Maturity of investments	54,704,983	13,703,960
Payment-in-kind interest	(225,993)	—
Accretion of discounts on investments	(833)	(102,387)
Increase in interest receivable	(2,241,977)	(387,434)
Increase in due from affiliates	(695,749)	(633,918)
(Increase) decrease in prepaid expenses	(10,081)	33,884
Increase in due to unitholders	135,665	136,556
Increase in management fee payable	213,333	82,959
Increase (decrease) in other payable	2,386	(149)
NET CASH USED IN OPERATING ACTIVITIES	(37,136,348)	(33,743,628)
Cash flows from financing activities
Net proceeds from issuance of units	43,260,862	32,380,367
Distributions paid to unitholders	(3,288,122)	(1,137,257)
Payments of offering costs	(2,391,132)	(1,759,579)
Repurchase of units	(21,425)	(25,634)
Capital contribution from our Sponsor	—	82,784
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,560,183	29,540,681
TOTAL INCREASE (DECREASE) IN CASH	423,835	(4,202,947)
Cash at beginning of period	7,875,917	6,666,659
Cash at end of period	$8,299,752	$2,463,712
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$1,742,286	$465,667

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2015

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Brazil	Other Investments (6)	Agricultural Products	Sugar Producer	17.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	3,000,000	2.9%
Nigeria	Helios Maritime I Ltd.(8)	Water Transportation	Marine Logistics Provider	15.82%	0.8%	8/31/2020	12,600,000	16,050,000	12,726,826	12,726,826	12.1%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,750,000	2,750,000	2,750,000	2,750,000	2.6%
Total Senior Secured Term Loan Participations									18,476,826	18,476,826	17.6%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	12/11/2015-12/15/15	6,000,000	7,000,000	6,000,000	6,000,000	5.7%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co-Operative	10.33% - 10.90%	0.0%	11/3/15 - 2/25/16	6,000,000	6,000,000	6,000,000	6,000,000	5.7%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	12/15/2015	6,000,000	7,000,000	6,000,000	6,000,000	5.7%
Argentina	Other Investments	Fats and Oils	Oilseed Distributor	8.89%	0.0%	2/3/2016	3,100,000	3,100,000	3,100,000	3,100,000	3.0%
Ecuador	Other Investments	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2016	1,946,485	2,000,000	1,946,485	1,946,485	1.9%
Kenya	Seruji Limited	Construction Materials	Cement Distributor	14.75%	0.0%	9/30/2015	5,000,000	7,000,000	5,000,000	5,000,000	4.8%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	11/13/15 - 3/03/16	2,000,000	2,000,000	2,000,000	2,000,000	1.9%
Singapore	Export Trading Group Pte. Ltd. (7)	Agricultural Products	Agricultural Products Exporter	11.50%	0.0%	8/22/2015	10,000,000	10,000,000	10,000,000	10,000,000	9.5%
South Africa	Mint Mobile a Division of CZ Electronics (Pty) Ltd.	Communications equipment	Electronics Assembler	13.00%	0.0%	11/28/15 - 1/29/16	6,388,975	9,500,000	6,388,975	6,388,975	6.1%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	12/15/15 - 1/28/16	1,446,432	2,800,000	1,446,432	1,446,432	1.4%
South Africa	Other Investments	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	689,088	1,250,000	689,088	689,088	0.7%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	9/10/15 - 12/16/15	1,173,414	2,500,000	1,173,414	1,173,414	1.1%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	5/29/15 - 7/1/15	253,306	750,000	253,306	253,306	0.2%
South Africa	Other Investments	Metals & Mining	Mine Remediation	17.50%	0.0%	9/20/15 - 2/2/16	2,418,284	3,250,000	2,418,284	2,418,284	2.3%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Industrial Chemicals Distributor	13.00%	0.0%	10/29/15 - 11/24/15	1,475,570	2,000,000	1,475,570	1,475,570	1.4%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Farm Supplies Wholesaler	12.50%	0.0%	10/17/15 - 12/03/15	1,250,000	1,500,000	1,250,000	1,250,000	1.2%
Tanzania	Other Investments	Cash Grains	Rice Producer	11.50%	0.0%	10/26/2015	3,900,000	3,900,000	3,900,000	3,900,000	3.7%
Zambia	Neria Investments Ltd	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08%-12.50%	0.0%	10/25/2015	9,500,000	10,000,000	9,500,000	9,500,000	9.1%
Zambia	Universal Mining and Chemical Industries	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	2/14/2016	6,000,000	6,000,000	6,000,000	6,000,000	5.7%
Total Senior Secured Trade Finance Participations									74,541,553	74,541,553	71.1%
Total Investments									$93,018,379	$93,018,379

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
[3]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[5]	Interest accruing includes 2.5% of deferred interest due at maturity.
[6]	Interest accruing includes 5.0% of penalty interest due to the borrower missing five interest payments. See Note 3.
[7]	The transaction is secured by specific collateral held by the borrower’s subsidiaries in Kenya, Tanzania, and Zambia.
[8]	Interest accruing includes 5.1% of deferred interest due at maturity.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2014

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan Participations (1)
Brazil	Other Investments	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	3,000,000	4.8%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,750,000	2,750,000	2,750,000	2,750,000	4.4%
Total Senior Secured Term Loan Participations									5,750,000	5,750,000	9.2%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/28/2015	6,000,000	6,000,000	6,000,000	6,000,000	9.6%
Argentina	Sancor Coop Unidas Ltd.	Consumer Products	Dairy Co-Operative	10.33%	0.0%	2/25/2015	5,500,000	5,500,000	5,500,000	5,500,000	8.8%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	6/5/2015	6,000,000	6,000,000	6,000,000	6,000,000	9.6%
Kenya	Seruji Limited	Construction Materials	Cement Distributor	14.75%	0.0%	3/17/2015	5,000,000	5,000,000	5,000,000	5,000,000	8.0%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.50%	0.0%	2/13/2015	2,000,000	2,000,000	2,000,000	2,000,000	3.2%
South Africa	Profert Ltd	Fertilizer & Agricultural Chemicals	Agricultural Chemicals Producer	13.00%	0.0%	2/10/2015-3/12/2015	8,202,091	8,202,091	8,202,091	8,202,091	13.2%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	12.50%	0.0%	2/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
South Africa	Other Investments	Food Products	Rice & Bean Importer	12.50%	0.0%	4/28/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
South Africa	Other Investments	Food Products	Fruit & Nut Distributor	17.50%	0.0%	1/20/2015	1,250,000	1,250,000	1,250,000	1,250,000	2.0%
South Africa	Other Investments	Household Products	Candle Distributor	12.75% - 13.00%	0.0%	2/25/2015-3/3/2015	1,400,000	1,400,000	1,400,000	1,400,000	2.2%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	2/4/2015 - 3/12/2015	2,040,887	2,040,887	2,040,887	2,040,887	3.3%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	2/5/2015 - 4/9/2015	474,066	474,066	474,066	474,066	0.8%
South Africa	Other Investments	Metals & Mining	Mine Remediation	17.50%	0.0%	10/1/2015	2,500,000	2,500,000	2,500,000	2,500,000	4.0%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Chemicals	13.00%	0.0%	1/15/2015	1,000,000	1,000,000	1,000,000	1,000,000	1.6%
Zambia	Neria Investments Ltd	Fertilizer & Agricultural Chemicals	Farms Supplies	12.50%	0.0%	3/1/2015	3,000,000	4,330,398	4,330,398	4,330,398	7.0%
Total Senior Secured Trade Finance Participations									47,697,442	47,697,442	76.5%
Total Investments									$53,447,442	$53,447,442

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]	Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company.
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

September 30, 2015

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries, all of which are Cayman Islands exempted companies. As of September 30, 2015, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.

Through September 30, 2015, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia and Africa.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2015.

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

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2014. Prepaid insurance is being amortized over the term of the insurance policy which is one year. The amortization of prepaid expenses for the three and nine months ended September 30, 2015 and 2014 is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan, Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term.

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

As of September 30, 2015, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2015 and 2014.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2015 and December 31, 2014. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on February 25, 2016. Through September 30, 2015, such expenses equaled to 5% of the gross proceeds. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On November 10, 2015, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through September 30, 2015. Since the inception of the Company through September 30, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $4,253,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,712,800 of expenses, which have been accrued by the Sponsor as of September 30, 2015. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the primary offering, provided any such reimbursement during the period in which the Company is offering units in the primary offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of September 30, 2015. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

At September 30, 2015, the Company’s investment portfolio included 22 companies and was comprised of $18,476,826 or 19.9% in senior secured term loan participations, and $74,541,553 or 80.1% in senior secured trade finance participations. The Company’s largest loan by value was $12,726,826 or 13.7% of total investments. The Company’s 4 largest loans by value comprised 41.5% of the Company’s portfolio at September 30, 2015. Participation in loans amounted to 100% of the Company’s total portfolio at September 30, 2015.

Note 3. Investments

As of September 30, 2015, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$18,476,826	$18,476,826	19.9%
Senior secured trade finance participations	74,541,553	74,541,553	80.1%
Total	$93,018,379	$93,018,379	100.0%

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  The Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 as of September 30, 2015.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company is working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March 2015 to January 2016. The unpaid interest will be included as part of the longer term plan. Prodesa recently underwent a change in ownership. Through the month of September 2015, ownership has injected over $830,000 in Prodesa for working capital purposes. The Company has been working with Prodesa to re-align its operations and, on October 5, 2015, the Company funded a $400,000 senior secured purchase order revolving credit facility to Prodesa.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. On November 6, 2015, Prodesa paid back to the Company the entire $400,000 and related interest owed under the purchase order facility. Through October 2015, Prodesa has made all interest payments required under the Forbearance Agreement.

In May 2015, one of the Company’s borrowers, Usivale Industria E Commercio (“Usivale”), notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of loan, the Company increased the annual interest rate charged Usivale from 12.43% to 17.43%.  On August 27, 2015, Usivale filed for judicial recuperation or recovery (the “Filing”) with the local court in Brazil.  The Filing provides for a 180 day “standstill” period relative to any claim for payment by Usivale’s creditors. During this period, Usivale is permitted to operate as usual, but is required to develop and present a recovery plan to its secured creditors to allow it to emerge from judicial recovery. Approval of the recovery plan by the majority of Usivale’s creditors, including the Company, will be required in order for Usivale to exit judicial recovery. The Filing was led by the ongoing pricing pressure within the sugar market, leading up to the material drop in the month of August, when prices reached a seven year low. However, since the Filing, sugar prices have rebounded and the Company is actively working with Usivale’s management on formulating a recovery plan.  In October 2015, representatives of the Company visited Usivale’s plant in Brazil and met with Usivale’s management, who provided a high level outline of the recovery plan to be completed. The proposed plan allows for full repayment to the Company, including all interest accrued through the date of the Filing. Repayment would be expected to commence in January 2016. However, the amortization of this payment plan and the subsequent rate around future interest is still subject to negotiation and will be a function of the final cash flow forecast that Usivale will provide.  As of the date of this filing, no formal plan has been presented or approved. As the Company is the only secured creditor listed within the Filing, it is the sole creditor who must approve the recovery plan.  And while Usivale’s employee claims have priority over secured creditors, based on financial data provided by Usivale, its assets are significantly greater than the combination of monies owed to its employees and its borrowings from the Company. As a result, based upon the financial condition of Usivale, the terms of the borrowing agreements, and the payment guarantees provided by affiliates, the Company continues to accrue interest according to the original terms of the borrowing agreements.

As of December 31, 2014, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$5,750,000	$5,750,000	10.8%
Senior secured trade finance participations	47,697,442	47,697,442	89.2%
Total investments	$53,447,442	$53,447,442	100.0%

The industry composition of the Company’s portfolio, at fair market value as of September 30, 2015 and December 31, 2014, was as follows:

	As of September 30, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$19,000,000	20.4%	$9,000,000	16.8%
Cash Grains	3,900,000	4.2%	—	—
Commercial Fishing	1,946,485	2.1%	—	—
Communications Equipment	6,388,975	6.9%	—	—
Construction Materials	5,253,306	5.6%	5,474,066	10.2%
Consumer Products	8,750,000	9.4%	8,250,000	15.4%
Fats and Oils	3,100,000	3.3%	—	—
Fertilizer & Agricultural Chemicals	12,225,570	13.1%	13,532,489	25.5%
Food Products	689,088	0.7%	2,250,000	4.2%
Household Products	—	—	1,400,000	2.6%
Meat, Poultry & Fish	7,446,432	8.0%	7,000,000	13.1%
Metals & Mining	2,418,284	2.6%	2,500,000	4.7%
Packaged Foods & Meats	2,000,000	2.2%	2,000,000	3.7%
Primary Metal Industries	6,000,000	6.5%	—	—
Textiles, Apparel & Luxury Goods	1,173,414	1.3%	2,040,887	3.8%
Water Transportation	12,726,826	13.7%	—	—
Total	$93,018,379	100.0%	$53,447,442	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$21,100,000	22.5%	$17,500,000	32.7%
Brazil	3,000,000	3.2%	3,000,000	5.6%
Ecuador	1,946,485	2.1%	—	—
Kenya	5,000,000	5.4%	5,000,000	9.4%
Namibia	2,000,000	2.2%	2,000,000	3.7%
Nigeria	12,726,826	13.7%	—	—
Peru	2,750,000	3.0%	2,750,000	5.1%
Singapore	10,000,000	10.8%	—	—
South Africa	15,095,068	16.2%	18,867,044	35.4%
Tanzania	3,900,000	4.2%	—	—
Zambia	15,500,000	16.7%	4,330,398	8.1%
Total	$93,018,379	100.0%	$53,447,442	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of September 30, 2015:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$18,476,826	$—	$—	$18,476,826
Senior secured trade finance participations	74,541,553	—	—	74,541,553
Total	$93,018,379	$—	$—	$93,018,379

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2014:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$5,750,000	$—	$—	$5,750,000
Secured mezzanine term loan	47,697,442	—	—	47,697,442
Total	$53,447,442	$—	$—	$53,447,442

The following is a reconciliation of activity for the nine months ended September 30, 2015, of investments classified as Level 3:

	Fair Value at December 31, 2014	Purchases	Maturities or Prepayments	Amortization	Fair Value at September 30, 2015
Senior secured term loan participations	$5,750,000	$12,725,883	$—	$833	$18,476,716
Senior secured trade finance participations	47,697,442	81,549,204	(54,704,983)	—	74,541,663
Total	$53,447,442	$94,275,087	$(54,704,983)	$833	$93,018,379

There were no realized and unrealized gains or losses for any of the Company’s investments classified as Level 3 during the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2015:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$74,541,553	Income approach	Market yield	8.89% – 17.50% (12.04%)
Senior secured term loan participations	$15,726,826	Income approach	Market yield	15.83% - 17.43%(16.13%)
Senior secured term loan participations	$2,750,000	Collateral based approach	Value of collateral	N/A

The significant unobservable Level 3 inputs used in the fair value measurement of the Company’s investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

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

The significant unobservable Level 3 inputs used in the fair value measurement of the Company’s investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

As of September 30, 2015 and December 31, 2014, with respect to the restructured loans to Prodesa, the Company has chosen to determine their estimated fair value based on a collateral valuation approach.  The Company’s decision to do so was not based upon a belief that the Company will need to liquidate the collateral securing the loans to Prodesa, but rather because of delays in obtaining audited financial statements.  In contrast, the Company has recently conducted several onsite visits and interviews to corroborate the collateral and as such, continue to believe in the reliability of the collateral and its associated estimated value.  In addition, the Company is working with Prodesa to re-align its operations (see Note 3).  Once Prodesa has finalized a long term plan and the Company receives audited financial statements, the Company may once again return to an income approach to estimate the fair value of the loans to Prodesa.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2015 and 2014.

Transactions

As discussed in Note 2, for the three months ended September 30, 2015 and 2014, the Sponsor assumed responsibility for $506,577 and $623,254, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement. For the nine months ended September 30, 2015 and 2014, the Sponsor assumed responsibility for $1,853,510 and $1,853,744 respectively of the Company’s operating expenses, management fees and incentive fees.

For three months ended September 30, 2015 and 2014, the Advisor earned $526,824 and $222,701, respectively, in management fees and $401,712 and $156,590, respectively, in incentive fees. For the nine months ended September 30, 2015 and 2014, the Advisor earned $1,312,759 and $481,247, respectively, in management fees and $1,006,202 and $314,208, respectively, in incentive fees.

Since the inception of the Company through September 30, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $4,253,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,712,800 of expenses, which have been accrued by the Sponsor as of September 30, 2015. Such expenses, in the aggregate of $5,965,900 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million in the primary offering, provided any such reimbursement during the period in which the Company is offering units in the primary offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit, as further described in Note 2.

As of September 30, 2015 and December 31, 2014, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $1,486,837 and $791,088, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended September 30, 2015 and 2014, the Company paid $362,600 and $262,935, respectively, in dealer manager fees and $1,466,573 and $701,710, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. For the nine months ended September 30, 2015 and 2014, the Company paid $800,438 and $503,039, respectively, in dealer manager fees and $2,791,073 and $1,493,650, respectively, in selling commissions.  These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On March 31, 2014, the Sponsor made a capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income.

Note 6. Organization and Offering Costs

As of September 30, 2015, the Sponsor has paid approximately $8,803,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $1,981,000 and $1,463,000 of offering costs, which were incurred by the Sponsor during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company paid $2,434,489 and $1,728,188, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to September 30, 2015, the Company has reimbursed the Sponsor a total of approximately $5,873,211 of offering costs and there is a remaining balance of approximately $3,166,200 of offering and organization costs to be reimbursed to the Sponsor.

Note 7. Unit Capital

The Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary of the units issued during the nine months ended September 30, 2015:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	September 30,
	2014	the Period	the Period	2015
Class A units	3,037,222.074	3,503,789.243	(400.000)	6,540,611.317
Class C units	419,281.982	402,166.555	(2,373.934)	819,074.603
Class I units	3,826,456.007	1,091,150.377	(10,140.889)	4,907,465.495
Total	7,282,960.063	4,997,106.175	(12,914.823)	12,267,151.415

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

During the nine months ended September 30, 2015, the Company processed 4 repurchase requests for a total of 12,914.823 units at a repurchase price of $9.025 per unit.

In addition, as of September 30, 2015, there were two repurchase requests for a total of 6,091 units that were pending.  The repurchase requests were processed by the Company on October 8, 2015 at a price of $9.025 per unit.

Note 8. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the nine months ended September 30, 2015:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2015	January 20, 2015	$0.00197808	$312,366	$142,891	$455,257
February 28, 2015	February 17, 2015	$0.00197808	291,738	138,924	430,662
March 31, 2015	March 24, 2015	$0.00197808	340,746	159,495	500,241
April 30, 2015	April 22, 2015	$0.00197808	342,816	169,835	512,651
May 31, 2015	May 11, 2015	$0.00197808	367,424	189,037	556,461
June 30, 2015	June 12, 2015	$0.00197808	369,181	197,201	566,382
July 31, 2015	July 21, 2015	$0.00197808	403,067	226,381	629,448
August 31, 2015	August 7, 2015	$0.00197808	426,556	250,001	676,557
September 30, 2015	September 22, 2015	$0.00197808	434,228	268,521	702,749
For the Nine Months Ended September 30, 2015			$3,288,122	$1,742,286	$5,030,408

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2015 and 2014. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.479)	(0.468)
Net Proceeds after offering costs	8.546	8.557
Net investment income/(loss)	0.539	0.504
Distributions	(0.539)	(0.514)
Capital contribution	—	0.010
Net increase/(decrease) in net assets	—	—
Net asset value at end of period	8.546	8.557
Total return based on net asset value (3)(4)	6.30%	6.02%
Net assets at end of period	$104,837,830	$44,457,338
Units Outstanding at end of period	12,267,151.415	5,195,730.953
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income/(loss) to average net assets	8.32%	7.68%
Ratio of net operating expenses to average net assets	2.71%	1.18%
1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2015 and 2014 which were 9,341,204 and 3,117,628.
2	Represents net asset value at the beginning of the period.
3

Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014 and December 31, 2013 of $31,750 and $51,034, respectively or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

4

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the nine months ended September 30, 2015 and 2014, prior to the effect of the Responsibility Agreement were as follows; total return: 3.98% and (0.99%), ratio of net investment income/(loss); 5.25% and (1.45%), and ratio of operating expenses to average net assets: 5.77% and 9.12%.

5	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2015, except as discussed below.

Distributions

On October 20, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On November 2, 2015, $471,261 of these distributions were paid in cash and on October 31, 2015, $304,156 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to September 30, 2015 through November 9, 2015, the Company sold approximately 1,286,500 units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan) for approximately $12,596,000 in gross proceeds.

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

Investments

Subsequent to September 30, 2015 through November 9, 2015, the Company funded approximately $10.9 million in new trade finance participations and received proceeds from repayment of trade finance participation of approximately $12.7 million.

Agreements

On November 10, 2015, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through September 30, 2015, including management and incentive fees earned by the Advisor during the quarter ended September 30, 2015. For additional information refer to Notes 2 and 5.

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

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of September 30, 2015, we had received subscriptions for and issued 12,287,338.691 of our units, including 288,666.792 units issued under our Distribution Reinvestment Plan, for gross proceeds of $117,489,815 including $2,605,217 reinvested under our Distribution Reinvestment Plan (before dealer-manager fees of $1,623,956 and selling commissions of $4,973,990, for net proceeds of $110,891,869). As of September 30, 2015, $1.38 billion in units remained available for sales pursuant to the Offering, including approximately $247.4 million in units available pursuant to our distribution reinvestment plan.

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2015, the majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception through September 30, 2015, our Sponsor has assumed substantially all our operating expenses under the terms of the Responsibility Agreement. As of September 30, 2015, the Sponsor has agreed to pay a cumulative total of approximately $5.97 million of operating expenses.

Portfolio and Investment Activity

During the nine months ended September 30, 2015, we invested $94,049,094 across 21 separate portfolio companies, including 9 new borrowers. The investments funded consisted entirely of senior secured trade finance and senior secured term loans participations. Additionally, we received proceeds from repayment of investment principal of $54,704,983.

At September 30, 2015 and December 31, 2014, the Company’s investment portfolio included 22 and 17 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2015		As of December 31, 2014
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loan participations	$18,476,826	19.9%	$5,750,000	10.8%
Senior secured trade finance participations	74,541,553	80.1%	47,697,442	89.2%
Total investments (1)	$93,018,379	100.0%	$53,447,442	100.0%

(1) Total investment data as of September 30, 2015 described in this report includes one trade finance participation amounting to $10,000,000 that the Company classifies as a short-term investment for impact data purposes. Short-term investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short-term investments.

As of September 30, 2015, the weighted average yield, based upon the cost of our portfolio, of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.8%, 16.0%, and 12.0%, respectively.

As of December 31, 2014, the weighted average yield of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.8%, 13.9%, and 12.7%, respectively.

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  The Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 as of September 30, 2015.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company is working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March to January 2016.  The unpaid interest will be included as part of the longer term plan. Prodesa recently underwent a change in ownership. Through the month of September 2015, ownership has injected over $830,000 in Prodesa for working capital purposes. The Company has been working with Prodesa to re-align its operations and, on October 5, 2015, the Company funded a $400,000 senior secured purchase order revolving credit facility to Prodesa.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. On November 6, 2015, Prodesa paid back to the Company the entire $400,000 and related interest owed under the purchase order facility. Through October 2015, Prodesa has made all interest payments required under the Forbearance Agreement.

In May 2015, one of the Company’s borrowers, Usivale Industria y Commercio (“Usivale”), notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of loan, the Company increased the annual interest rate charged Usivale from 12.43% to 17.43%.  On August 27, 2015, Usivale filed for judicial recuperation or recovery (the “Filing”) with the local court in Brazil.  The Filing provides for a 180 day “standstill” period relative to any claim for payment by Usivale’s creditors. During this period, Usivale is permitted to operate as usual, but is required to develop and present a recovery plan to its secured creditors to allow it to emerge from judicial recovery. Approval of the recovery plan by the majority of Usivale’s creditors, including the Company, will be required in order for Usivale to exit judicial recovery. The Filing was led by the ongoing pricing pressure within the sugar market, leading up to the material drop in the month of August, when prices reached a seven year low. However, since the Filing, sugar prices have rebounded and the Company is actively working with Usivale’s management on formulating a recovery plan.  In October 2015, representatives of the Company visited Usivale’s plant in Brazil and met with Usivale’s management, who provided a high level outline of the recovery plan to be completed. The proposed plan allows for full repayment to the Company, including all interest accrued through the date of the Filing. Repayment would be expected to commence in January 2016. However, the amortization of this payment plan and the subsequent rate around future interest is still subject to negotiation and will be a function of the final cash flow forecast that Usivale will provide.  As of the date of this filing, no formal plan has been presented or approved. As the Company is the only secured creditor listed within the Filing, it is the sole creditor who must approve the recovery plan.  And while Usivale’s employee claims have priority over secured creditors, based on financial data provided by Usivale, its assets are significantly greater than the combination of monies owed to its employees and its borrowings from the Company. As a result, based upon the financial condition of Usivale, the terms of the borrowing agreements, and the payment guarantees provided by affiliates, the Company continues to accrue interest according to the original terms of the borrowing agreements.

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income	$2,715,510	$854,884	$6,622,527	$1,801,568
Interest from cash	17,910	11,024	47,032	11,675
Total investment income	2,733,420	865,908	6,669,559	1,813,243
Management fees	526,824	222,701	1,312,759	481,247
Incentive fees	401,712	156,590	1,006,202	314,208
Professional fees	113,310	98,002	560,853	588,508
General and administrative expenses	142,716	182,045	471,618	546,112
Board of managers fees	46,875	46,875	140,625	165,875
Total expenses	1,231,437	706,213	3,492,057	2,095,950
Expense support payment from Sponsor	(506,577)	(623,254)	(1,853,510)	(1,853,744)
Net expenses	724,860	82,959	1,638,547	242,206
Net investment income	$2,008,560	$782,949	$5,031,012	$1,571,037

Revenues

Three months ended September 30, 2015 and 2014

For the three months ended September 30, 2015 and 2014, total investment income amounted to $2,733,420 and $865,908, respectively.  Interest income increased by $1,860,626 during the three months ended September 30, 2015 from the same period in 2014 primarily as a result of an increase in our weighted average investment portfolio of approximately $54,348,000 combined with an increase in the weighted average yield of approximately 0.9% from a weighted average yield of 12.2% for the three months ended September 30, 2014 to approximately 13.1% for the three months ended September 30, 2015.

Interest income of $2,715,510 earned during the three months ended September 30, 2015 all came from loan participations and included $225,993 in payment-in-kind interest. In addition, we earned $17,910 in interest income on our cash balances.

For the three months ended September 30, 2014, interest income from loan participations amounted to $845,051. Interest income also included $9,833 earned on a short term note receivable position and $11,024 in interest income on our cash balances.

Nine months ended September 30, 2015 and 2014

For the nine months ended September 30, 2015 and 2014, total investment income amounted to $6,669,559 and $1,813,243, respectively. Interest income increased by $4,820,959 during the nine months ended September 30, 2015 from the same period in 2014 primarily as a result of an increase in our weighted average investment portfolio of approximately $50,828,000.  The increase in weighted average investment portfolio during the nine months ended September 30, 2015 was partially offset by a decrease in the weighted average yield of approximately 0.3% from a weighted average yield of 13.1% for the nine months ended September 30, 2014 to approximately 12.8% for the nine months ended September 30, 2015.

Interest income of $6,622,527 earned during the nine months ended September 30, 2015 all came from loan participations and included $225,993 in payment-in-kind interest. In addition, we earned $47,032 in interest income on our cash balances.

For the nine months ended September 30, 2014, interest income from loan participations and direct loans amounted to $1,395,015 and $294,333, respectively. Interest income also included $102,387 in amortization of upfront fees paid on our secured mezzanine term loan position.  In addition, we earned $11,675 in interest income on our cash balances.

Expenses

Three months ended September 30, 2015 and 2014

Total operating expenses, excluding the management and incentive fees, incurred for the three months ended September 30, 2015 decreased by $24,021 to $302,901 from $326,922 for the three months ended September 30, 2014.  The decrease was primarily due to a decrease in general and administrative expenses of $39,329, which was attributable to a decrease in a number of expenses, the largest being a $6,160 decrease in fund administration expense, offset by an increase in professional fees of $15,308. Our Sponsor assumed responsibility for a portion of our operating expenses in the amount of $104,865 and $466,664 under the Responsibility Agreement for expenses paid or incurred by the Company for the three months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 and 2014, the management fees amounted to $526,824 and $222,701, respectively. The incentive fees for the three months ended September 30, 2015 and 2014 amounted to $401,712 and $156,590 respectively.  A portion of the management fees, amounting to $139,742 for 2014, and the entire amounts of the incentive fees for both periods in 2015 and 2014 were paid by the Sponsor under the Responsibility Agreement.

Nine months ended September 30, 2015 and 2014

Total operating expenses, excluding the management and incentive fees, incurred for the nine months ended September 30, 2015 decreased by $127,399 to $1,173,096 from $1,300,495 for the nine months ended September 30, 2014. The decrease was primarily due to decreases in board of manager fees of $25,250, general and administrative expenses of $74,494, which was attributable to a decrease in a number of expenses, the largest being a $31,040 decrease in insurance expense, and professional fees of $27,655. Our Sponsor assumed responsibility for a portion of our operating expenses in the amount of $847,308 and $1,539,536 under the Responsibility Agreement for expenses paid or incurred by the Company for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, the management fees amounted to $1,312,759 and $481,247, respectively. The incentive fees for the nine months ended September 30, 2015 and 2014 amounted to $1,006,202 and $314,208 respectively.  A portion of the management fees, amounting to $248,821 for 2014, and the entire amounts of the incentive fees for both periods in 2015 and 2014 were paid by the Sponsor under the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized or unrealized gains or losses for the three and nine months ended September 30, 2015 and 2014.

Changes in Net Assets from Operations. For the three months ended September 30, 2015, and 2014, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $2,008,560 and $782,949, respectively.

For the nine months ended September 30, 2015, and 2014, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $5,031,012 and $1,571,037, respectively.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2015, we had approximately $8.3 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement.  During the Offering, the Company will only reimburse the Sponsor for expenses covered under the Responsibility Agreement if we raise $200 million of gross proceeds in the primary offering, provided that any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior’s quarter’s net asset value per unit. Therefore, the Company does not anticipate that any reimbursement to the Sponsor during the primary offering would affect the Company’s ability to pay distributions.  Following the end of the primary offering and if we have raised more than $200 million in gross proceeds, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement.  Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

We sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date. Based on the valuation with respect to the quarter ended September 30, 2015, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

As of September 30, 2015, the Company had sold approximately 12.29 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $117 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been actively seeking financing and are currently talking with development banks and several commercial banks but have not yet received any commitments for financing. Accordingly, we cannot predict with certainty if we will be able to obtain financing and what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of September 30, 2015, we had no debt outstanding and no available sources of debt financing.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of September 30, 2015, the total amount that would be due to be reimbursed to the Sponsor is approximately $3.17 million.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through September 30, 2015 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the primary offering, provided any such reimbursement during the period in which the Company is offering units in the primary offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $6.02 million through September 30, 2015.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units are and will continue to be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is an expense specific to Class C unitholders. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the nine months ended September 30, 2015, we paid a total of $5,030,408 in distributions, comprised of $3,288,122 paid in cash and $1,742,286 reinvested under our Distribution Reinvestment Plan.

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
March 31, 2015	$0.17377	$944,850	$441,310	$1,386,160	$944,850	$—
June 30, 2015	$0.17570	1,079,421	556,073	1,635,494	1,079,421	—
September 30, 2015	$0.17764	1,263,851	744,903	2,008,754	1,263,851	—
Total for 2015		$3,288,122	$1,742,286	$5,030,408	$3,288,122	$—

March 31, 2014	$0.15577	$251,016	$71,482	$322,498	$219,266	$31,750
June 30, 2014	$0.16970	349,070	151,603	500,673	349,070	—
September 30, 2014	$0.17764	544,594	242,582	787,176	544,594	—
December 31, 2014	$0.17764	794,372	347,002	1,141,374	794,372	—
Total for 2014		$1,939,052	$812,669	$2,751,721	$1,907,302	$31,750

September 30, 2013	$0.15924	$46,681	$21,770	$68,451	$46,681	$—
December 31, 2013	$0.15924	169,699	28,492	198,191	118,665	51,034
Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034
(1)	Capital contribution from our Sponsor

Related Party Transactions

For the nine months ended September 30, 2015 and 2014, the Sponsor assumed responsibility for $1,853,510 and $1,853,744 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For nine months ended September 30, 2015 and 2014, the Advisor earned $1,312,759 and $481,247, respectively, in management fees and $604,490 and $157,618, respectively, in incentive fees.

Since the inception of the Company through September 30, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $4,253,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,712,800 of expenses, which have been accrued by the Sponsor as of September 30, 2015. Such expenses, in the aggregate of $5,965,900 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million in the primary offering, provided any such reimbursement during the period in which the Company is offering units in the primary offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit.

As of September 30, 2015 and December 31, 2014, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $1,486,837 and $791,088, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipated paying this receivable in the due course of business.

For the nine months ended September 30, 2015 and 2014, the Company paid $800,438 and $503,039, respectively, in dealer manager fees and $2,791,073 and $1,493,650, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On March 31, 2014, the Sponsor made a capital contribution to the Company in the amount of $31,750 to cover the amount of distributions paid by the Company that were in excess of net investment income.

Legal Proceedings

The Company is not party to any legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended September 30, 2015, except as discussed below.

Distributions

On October 20, 2015, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2015. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On November 2, 2015, $471,260 of these distributions were paid in cash and on October 31, 2015, $304,156 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to September 30, 2015 through November 9, 2015, the Company sold approximately 1,286,500 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan) for approximately $12,596,000 in gross proceeds.

Unit Offering Price

Based on the Company’s net asset value of $104,837,830 as of September 30, 2015, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 and $51,034 in the quarters ended March 31, 2014 and December 31, 2013, respectively or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

Subsequent to September 30, 2015 through November 9, 2015, the Company funded approximately $10.9 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $12.7 million.

Agreements

On November 10, 2015 we entered into the Responsibility Agreement with our Sponsor and Advisor. Pursuant to the terms of the Responsibility Agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through September 30, 2015, including incentive fees earned by the Advisor during the quarter ended September 30, 2015. For additional information regarding the Responsibility Agreement refer to Notes 2 and 5 of the financial statements.

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term.

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

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2015 and December 31, 2014. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on February 25, 2016. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Expense Responsibility Agreement

Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through September 30, 2015 and will additionally pay the accrued operating expenses of the Company as of September 30, 2015 on behalf of the Company. Since the inception of the Company through September 30, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $4,253,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $1,712,800 of expenses, which have been accrued by the Sponsor as of September 30, 2015. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the primary offering, provided any such reimbursement during the period in which the Company is offering units in the primary offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of September 30, 2015. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

As of September 30, 2015, we had received subscriptions for and issued 12,287,338.691 of our units, including 288,666.792 units issued under our Distribution Reinvestment Plan, for gross proceeds of $117,489,815 including $2,605,217 reinvested under our Distribution Reinvestment Plan (before dealer-manager fees of $1,623,956 and selling commissions of $4,973,990, for net proceeds of $110,891,869). From the net offering proceeds, we paid and accrued a total of $5,873,211 towards reimbursement to our Sponsor for our organization and offering costs and we have financed a total of $92,792,386 in senior secured trade finance and senior secured term loan transactions.

As of September 30, 2015, approximately $3.17 million remained payable to our Sponsor for costs related to our organization and offering.

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

During the three months ended September 30, 2015, we fulfilled the following request pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
07/01/2015 - 07/31/2015	10,541	$9.025	10,541	193,051
08/01/2015 - 08/31/2015	—	—	—	193,051
09/01/2015 - 09/30/2015	—	—	—	193,051
Total	10,541	$9.025	10,541

During the nine months ended September 30, 2015, we repurchased 12,915 units for a total of $116,556. In addition, as of September 30, 2015, there were two repurchase requests for a total of 6,091 units that were pending.  The repurchase requests were processed by the Company on October 8, 2015 at a price of $9.025 per unit.

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

3.2	Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

4.2	Amended and Restated Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

10.1*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated November 10, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 13, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 12, 2015	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 12, 2015	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer