Form 10-K
period 2015-12-31
TriLinc Global Impact Fund LLC
filed 2016-03-30
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

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

As of March 25, 2016, the Company had outstanding 11,040,902 Class A units, 2,368,539 Class C units, and 5,912,857 Class I units.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our public offering, our ability to pay distributions to our unitholders, our reliance on TriLinc Advisors, LLC, or the Advisor, and TriLinc Global, LLC, or the Sponsor, strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our future operating results;
•	our ability to raise capital in our public offering;
•	our ability to purchase or make investments;
•	our business prospects and the prospects of our borrowers;
•	the economic, social and/or environmental impact of the investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	our ability to make distributions to our unitholders;
•	the dependence of our future success on the general economy and its impact on the companies in which we invest;
•	the availability of cash flow from operating activities for distributions and payment of operating expenses;
•	the performance of our Advisor, our sub-advisors and our Sponsor;
•	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;
•	the ability of our borrowers to make required payments;
•	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
•	the lack of a public trading market for our units;
•	our limited operating history;
•	our ability to obtain financing;
•	the adequacy of our cash resources and working capital;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
•	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
•	the ability of our sub-advisors and borrowers to achieve their objectives;
•	the effectiveness of our portfolio management techniques and strategies;
•	failure to maintain effective internal controls; and
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2015, the Company has six subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

Our business strategy is to generate competitive financial returns and positive economic, social and/or environmental impact by providing financing to SMEs, primarily in developing economies, defined as countries with national income classified by the World Bank as upper-middle income and below. Our style of investment is referred to as impact investing, which J.P. Morgan Global Research and Rockefeller Foundation in a 2010 report called “an emerging alternative asset class” and defined as investing with the intent to create positive impact beyond financial return. We believe it is possible to generate competitive financial returns while creating positive, measurable impact. Through our investments in SMEs, we intend to enable job creation and stimulate economic growth.

Our investment objectives are to provide our unitholders current income, capital preservation and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior secured trade finance, senior secured loans, and other collateralized loans or loan participations to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we expect to provide growth capital financing generally ranging in size from $5-15 million per transaction for direct SME loans and $500,000 to $5 million for trade finance transactions. We will seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets which have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we are offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in our primary offering, consisting of Class A units at the initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, which we refer to as the Primary Offering, and up to $250 million of units pursuant to our distribution reinvestment plan, which we refer to as the Distribution Reinvestment Plan, and which we collectively refer to as the Offering.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. In June 2013, we satisfied our minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. In February 2015, our board of managers elected to extend the Offering for up to an additional one year period, expiring on February 25, 2016. On November 18, 2015, our board of managers elected to extend the Offering for up to an additional six month period, expiring August 25, 2016. In February 2016, our board elected to further extend the Offering to December 31, 2016. Our board has the right to terminate the Offering at any time. As of December 31, 2015, we had received subscriptions for and issued 16,252,647 of our units, including 305,480 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $156,473,000 including approximately $3,620,000 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of approximately $2,198,000 and selling commissions of $7,597,000, for net proceeds of $146,678,000).

On November 20, 2015, we filed a registration statement on Form S-1 with the SEC in connection with the proposed offering of up to $1.15 billion in units of our limited liability company interest, including $150.0 million in units to be issued pursuant to our distribution reinvestment plan (the “Follow-On Offering”). As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. The Follow-On Offering will only commence after the termination of the Offering. As of December 31, 2015, $1.34 billion in units remained available for sales pursuant to the Offering, including approximately $246.4 million in units available pursuant to our Distribution Reinvestment Plan.

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

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered investment adviser with the SEC. Led by its Chief Executive Officer and President, Gloria Nelund, Brent VanNorman, its Chief Operating Officer and Chief Financial Officer, and Paul Sanford, its Chief Investment Officer, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, Strategic Capital is entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Amended and Restated Advisory Agreement, dated as of February 25, 2014, by and between the Company and the Advisor (the “Advisory Agreement”). See “Investment Advisory Agreements and Fees” section below.

We seek to capitalize on the significant investment experience of our Advisor’s management team, which has over 100 years of collective experience in financial services and investment. Our CEO and President, Gloria Nelund, founded our Sponsor in 2008 after a thirty year career in the international asset management industry.

To date, we have engaged, through our Advisor, eight investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who will source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-advisors, who focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors must have strong, independent risk controls and must screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

TriLinc Advisors has selected the following managers to act as sub-advisors:

•

The International Investment Group L.L.C. (IIG): an SEC Registered Investment Advisor founded in 1994 focusing primarily on developing and managing alternative investment vehicles involved in global trade finance. Through various affiliates, the company has deployed over $9.0 billion in commodity and trade finance transactions to small and medium enterprises, primarily in developing economies.  With approximately $720 million in total assets, IIG currently manages and/or services over $530 million in trade finance transactions. IIG is headquartered in New York with additional representatives in Brazil, Chile, Colombia, Ecuador and Malta. IIG’s management team has well over 100 years of cumulative experience in commodity and trade finance investments as well as in developing economies. Selective in transaction sourcing and execution, and typically working in conjunction with a large network of legal advisors, banks, merchants, brokers, professional organizations, investors and local representatives, the firm has successfully pursued the international trade finance strategy despite volatile markets for almost 20 years. IIG serves as a primary sub-advisor.

•

Asia Impact Capital Ltd. (AIC): an investment firm advised by the founding principals of TAEL Partners Ltd. (“TAEL”) and established to provide investment management services to us. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long term track records and diverse investment capabilities across Southeast Asia. TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL generally enjoys an absence of competitive bidding, and is often able to undertake investments at attractive pricing levels. TAEL’s founding principals have over 70 years of collective Asian market investment experience and have closed over $30 billion worth of transactions across a diverse range of industries. AIC serves as a primary sub-advisor.

•

GMG Investment Advisors, LLC (GMG): based in New York, GMG is a specialized asset management firm focused on private credit investments in global emerging markets. The firm was co-founded in 2010 by Greg Gentile, former Head of Latin America Credit at both Lehman Brothers and Barclays Capital. He was joined by two additional senior partners who also held previous trading roles at Lehman Brothers. GMG invests primarily in the debt of small and medium sized enterprises, as well as securitizations and other asset backed transactions, which are structured in-house. The firm also co-manages a fund and a specialty lending company focused on microfinance lending and socially responsible debt. GMG serves as a secondary sub-advisor.

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

•

Helios Investment Partners, LLP (Helios): is an Africa-focused private investment firm managing funds totaling over $3 billion. Established in 2004, led and managed by a predominantly African team and based in London, Nigeria, and Kenya, Helios has completed investments in countries across the African continent. Helios’ portfolio companies operate in more than 35 countries in all regions of the continent, and the firm’s diverse investor base comprises a broad range of the world’s leading investors, including sovereign wealth funds, corporate and public pension funds, endowments and foundations, funds of funds, family offices and development finance institutions across the US, Europe, Asia and Africa. The Helios credit team’s senior members collectively have more than 55 years of investment experience in institutional lending, debt structuring, trading and risk management with previous tenures at leading financial institutions including Standard Chartered PLC, Bank of America N.A., Citibank N.A. and Renaissance Financial Holdings Limited and have completed over $4.2 billion in debt transactions across Africa. These investment professionals lead the Helios credit team’s disciplined loan structuring and diligent risk management processes and procedures to create attractive investment and impact opportunities for the Company’s term loan strategy throughout Sub-Saharan Africa. As one of the leading investment firms in the region, Helios’ regional networks will support the credit team’s mandate to provide financing to companies not well-served by banks or equity investors. Helios serves as a secondary sub-advisor.

•

TRG Management LP (“TRG,” d/b/a The Rohatyn Group): Founded in 2002, TRG is one of the leading emerging markets asset management firms. The firm and its affiliates manage assets of more than $5.5 billion with product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate. TRG is headquartered in New York, with offices around the globe including Brazil, Mexico, Peru, Uruguay, Argentina, India, Singapore, Hong Kong and London. TRG’s Latin American Credit Team (“LACT”) is comprised of four senior members, the majority of whom have been with the firm since 2004. Collectively, the four members have over 70 years of investment experience in institutional lending, debt structuring, sales and trading, and high-yield distressed debt transactions with previous tenures at leading financial institutions including J.P. Morgan, Citibank, Merrill Lynch, BBVA and the World Bank. With a deep network of relationships throughout Latin America, LACT has deployed over $490 million, since 2004, in credit transactions in some of the region’s most predominant sectors, including the utility, telecommunications, retail, and energy industries. TRG’s disciplined investment process, diligent investment administration and operations infrastructure, and strong emerging market investment track record support LACT and its strategy to create substantial value for its investors and SMEs that are currently underserved by traditional banks and financial intermediaries operating in the region. TRG serves as a secondary sub-advisor.

•

Alsis Funds, S.C. (“Alsis”): is a Latin America-focused asset management firm with offices in Mexico City and Miami that has deployed over $250 million, including $114 million asset-based lending, since its inception in 2007. Alsis is managed by a team of locals with significant experience, market knowledge, and extensive in-country networks. While Alsis’ investment activity is primarily in Mexico, the firm has proven to be a critical provider of capital to the growing SME segment and real estate industry across the region, with an attractive track record of deployed capital and realized returns in key growth industries. Alsis executes its SME strategy through a direct private lending approach that focuses on transactions that can be collateralized by purchase contracts with strong off-takers and also targets companies seeking financing backed by financial assets or real estate assets. Alsis’ executive management team possesses over 100 years of combined experience in transaction sourcing, underwriting, credit analysis, and asset management, at firms such as J.P. Morgan Chase, Deutsche Bank, Bear Stearns, and BBVA Bancomer. Alsis serves as a secondary sub-advisor.

•

Scipion Capital, Ltd. (“Scipion”): is a Sub-Saharan Africa-focused investment management firm that has deployed approximately $451 million in trade finance transactions since its inception in 2007. Headquartered in London, with an office in Geneva and investment team member presence in Botswana and South Africa, the firm focuses its investment strategy on managing a diversified portfolio of trade finance assets across multiple industries, geographies, and financing structures. More specifically, Scipion’s emphasis on short duration and self-liquidating transactions is a cornerstone of its investment strategy and has translated into an attractive track record of risk-adjusted returns and a reputation as one of the leading trade finance managers in the region. Scipion accomplishes its value proposition through the provision of short-term liquidity, usually with facility tenors of 120 days or less, to SMEs engaged in export and import-related transactions that would otherwise not have time-efficient access to finance from local financial institutions. Furthermore, Scipion’s investments pursue strong collateral coverage profiles consisting of inventory and accounts receivables. Scipion’s senior investment team executes the firm’s strategy through over 125 years of combined experience in banking and emerging markets, including over 50 years of combined experience specifically with trade finance in Africa, at firms such as Credit Suisse, Citicorp Investment Bank, Standard Chartered Bank, Barclays, and Chase. Scipion serves as a secondary sub-advisor.

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

The majority of our investments have been and will continue to be senior secured trade finance, senior secured loans and other collateralized loans or loan participations to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we provide growth capital financing generally ranging in size from $5-15 million per transaction for direct SME loans and $500,000 to $5 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing sound due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

During the year ended December 31, 2015, we invested, either through direct loans or loans participation, $138,143,039 across 31 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of $90,475,779. During the year ended December 31, 2014, we had invested $77,992,548 across 22 portfolio companies and received repayments of $31,194,554.

At December 31, 2015, our portfolio included 25 companies and was comprised of $5,474,534 or 5.4% in senior secured term loans, $18,484,242 or 18.3% in senior secured term loans participations, and $77,069,328 or 76.3% in senior secured trade finance participations. At December 31, 2014, our portfolio included 17 companies and was comprised of $5,750,000 or 10.8% in senior secured term loans participations, and $47,697,442 or 89.2% in senior secured trade finance participations.

The industrial and geographic composition of our portfolio at fair value as of December 31, 2015 and 2014 were as follows:

	As of December 31, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$27,452,576	27.2%	$9,000,000	16.8%
Cash Grains	4,275,182	4.2%	—	—
Commercial Fishing	1,756,243	1.7%	—	—
Communications Equipment	5,918,086	5.9%	—	—
Construction Materials	181,943	0.2%	5,474,066	10.2%
Consumer Products	8,940,000	8.8%	8,250,000	15.4%
Farm Products	2,900,000	2.9%
Fats and Oils	3,100,000	3.1%	—	—
Fertilizer & Agricultural Chemicals	5,750,000	5.7%	13,532,489	25.5%
Food Products	667,838	0.7%	2,250,000	4.2%
Household Products	—	—	1,400,000	2.6%
Meat, Poultry & Fish	11,524,816	11.4%	7,000,000	13.1%
Metals & Mining	2,500,000	2.5%	2,500,000	4.7%
Packaged Foods & Meats	1,000,000	1.0%	2,000,000	3.7%
Primary Metal Industries	6,000,000	5.9%	—	—
Programing and Data Processing	5,474,534	5.4%	—	—
Textiles, Apparel & Luxury Goods	724,219	0.7%	2,040,887	3.8%
Water Transportation	12,862,666	12.7%	—	—
Total	$101,028,104	100.0%	$53,447,442	100.0%

	As of December 31, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$27,800,000	27.5%	$17,500,000	32.7%
Brazil	8,156,110	8.1%	3,000,000	5.6%
Chile	1,900,000	1.9%	—	—
Ecuador	1,756,243	1.7%	—	—
Guatemala	1,000,000	1.0%	—	—
Kenya	375,182	0.4%	5,000,000	9.4%
Namibia	1,000,000	1.0%	2,000,000	3.7%
Nigeria	12,862,666	12.7%	—	—
Peru	2,940,000	2.9%	2,750,000	5.1%
Singapore	10,000,000	9.9%	—	—
South Africa	18,837,902	18.6%	18,867,044	35.4%
Tanzania	3,900,000	3.9%	—	—
Zambia	10,500,000	10.4%	4,330,398	8.1%
Total	$101,028,104	100.0%	$53,447,442	100.0%

As of December 31, 2015, our largest investment represented approximately 9.3% of our net assets or 12.7% of our total portfolio.

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

On an annual basis, an updating assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. Annual external assurance of impact metrics data will be completed by an independent, third party provider. In February 2015, we engaged Moss Adams LLP, with the approval of our Audit Committee, to perform an independent review of certain impact data which will be reported once the Company reaches a statistically significant sample of borrower companies that have been in our portfolio for at least one year.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2015 and 2014, we had no borrowings and no available sources of borrowings. If we are not able to obtain financings, our returns are expected to be lower than originally anticipated.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2015 and 2014, all our investments were denominated in U.S. Dollars and, accordingly, we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

The Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement effective as of June 11, 2013 and covering expenses through December 31, 2015. Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through December 31, 2015 and will additionally pay the accrued operating expenses of the Company as of December 31, 2015 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided that any such reimbursement during the period of the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit, and therefore have not been recorded as expenses of the Company as of December 31, 2015. Such expenses will be expensed and payable by the Company in the period, if and when they become reimbursable. As of December 31, 2015, the Sponsor has agreed to pay a cumulative total of approximately $7.5 million of operating expenses.

Investment Advisory Agreements and Fees

We pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Advisory Agreement. For the years ended December 31, 2015 and 2014, the Company incurred $2,006,532 and $794,737, respectively in management fees and $1,576,895 and $544,147, respectively in incentive fees to our Advisor. During the years ended December 31, 2015 and 2014, our Sponsor made an expenses support payment to the Company in the aggregate amount of $2,136,629 and $792,968, respectively, under the Amended and Restated Operating Expense Responsibility Agreement which were comprised of management fees of $559,734 and $248,821, respectively, and incentive fees of $1,576,895 and $544,147, respectively.

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

We conduct our business primarily through our direct and indirect wholly- and majority-owned subsidiaries, including foreign subsidiaries, which were established to carry out specific activities. Although we reserve the right to modify our business methods at any time, the focus of our business involves providing loans and other financing of the nature described in this Form 10-K. We conduct our operations so that they comply with the limit imposed by the 40% test and we do not hold ourselves out as being engaged primarily, or actually engaged, in the business of investing in securities. Therefore, we expect that we will not be subject to registration or regulation as an investment company of any kind (including, without limitation, a face-amount certificate company, unit investment trust, open-end or closed-end company or a management company electing to be treated as a business development company) under the Investment Company Act. The securities issued to us by our wholly-owned or majority-owned subsidiaries, which subsidiaries will be neither investment companies nor companies exempt under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, will not be investment securities for the purpose of this 40% test.

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

Concentration of credit risk

At December 31, 2015, our portfolio of $101,028,104 (at fair value) included 25 companies and was comprised of $5,474,534 or 5.4% in senior secured term loans, $18,484,242 or 18.3% in senior secured term loans participations, and $77,069,328 or 76.3% in senior secured trade finance participations. Our largest loan by value was $12,862,666 or 12.7% of our total portfolio. Our 5 largest loans by value comprised 46.9% of our portfolio at December 31, 2015. Participation in loans represented 94.6% of our portfolio at December 31, 2015.

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

We may not raise sufficient capital to sustain our operations or the operations of our Sponsor and Advisor

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. As of December 31, 2015, the Sponsor has agreed to pay a cumulative total of approximately $7.5 million of operating expenses. If we fail to raise sufficient capital in the Offering, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2015, 94.6% of our investment portfolio consisted of participations in loans.

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

In addition, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. If our Sponsor does not absorb our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor is under no obligation to continue to pay our operating expenses beyond December 31, 2015, and if our Sponsor chooses not to continue to extend its obligations beyond that date, our distributions to our unitholders may be reduced.

Specific portfolio concentration limits that limit the size of each investment we make do not apply until we have completed our offering and are fully invested. Until such time, if we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of unitholders’ investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make until we have completed our offering and are fully invested and certain investments may represent a significant percentage of our assets until such time. Any such investment may carry the risk associated with a significant asset concentration. Our largest loan by value was $12,862,666 or 9.3% of our net assets or 12.7% of our total portfolio. Our 5 largest loans by value comprised 46.9% of our portfolio at December 31, 2015.  Should these investments, or any other investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of unitholders’ investment in us being diminished.

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

As of December 31, 2015, we had not engaged in any hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

In order to achieve our investment objectives and our originally anticipated returns, we will need to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our unitholders. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our unitholders. Furthermore, borrowing money for investments increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of units to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and that we will be unable to meet the other covenants or requirements of the credit agreements. In addition, our ability to pay distributions or incur additional indebtedness may be restricted by our credit agreements. If the value of our assets declines, we may be required to liquidate a portion or our entire investment portfolio and repay a portion or all of our indebtedness at a time when liquidation may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our unitholders. As of December 31, 2015, we had no debt outstanding and no available sources of debt.

We may enter into financing arrangements that require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our unitholders, to replace the Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Financing documents we enter into may contain covenants that limit our ability to make distributions under certain circumstances. In addition, provisions of our financing documents may deter us from replacing the Advisor because of the consequences under such agreements. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

We may enter into financing arrangements that require us to use and pledge offering proceeds to secure and repay such borrowings, and such arrangements may adversely affect our ability to make investments and operate our business.

We may enter into financing arrangements that require us to use and pledge future proceeds from the Offering or future offerings, if any, to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.

We may enter into financing arrangements involving balloon payment obligations, which may adversely affect our ability to make distributions to our unitholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original financing. The effect of a refinancing could affect the rate of return to our unitholders. In addition, payments of principal and interest made to service our debts, including balloon payments, may reduce our ability to make distributions to our unitholders.

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

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on our line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the year ended December 31, 2015, we did not receive any such prepayments. During 2014, one of our borrowers elected to make such prepayments in the total amount of approximately $5 million.

Non-payment by our borrowers would prevent us from realizing expected income and could result in the decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal and, as of December 31, 2015, we had 2 borrowers who had failed to make repayment of principal and interest.  One of these borrower has also been placed on non-accrual status. When this occurs, we may fail to realize expected income and, in some instances, this could possibly result in a write-down of the value of under-performing loans as well as our net asset value.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2015 and 2014, we have made loans to companies located in Argentina, Brazil, Peru, Chile, Ecuador, Guatemala, Indonesia, Kenya, Namibia, Nigeria, Singapore, South Africa Tanzania, and Zambia. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

As of December 31, 2015, all our investments are denominated in U.S. dollars. In the future, some of our investments are likely to be denominated in a foreign currency and will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but effective hedging instruments may not be available in all cases, or may not be available at economically-feasible pricing or that hedging strategies may not be effective.

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

Risks Related to our Advisor and its Affiliates:

Our success will be dependent on the performance of our Advisor; however, our Advisor has limited operating history and experience managing a public company, which may hinder our ability to achieve our investment objectives.

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

As of December 31, 2015, we have paid fees totaling $4,998,307 to our Advisor or its affiliates and $9,794,694 to our dealer manager or its affiliates. The compensation paid to our Advisor, our dealer manager and their respective affiliates for services they provide us pursuant to the Advisory Agreement and the Dealer Manager Agreement was not determined on an arm’s-length basis. A third party unaffiliated with us may be willing and able to provide certain services to us at a lower price.

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

In the future, our board of managers may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) dissolution and winding up distribution of our assets; (2) merger or sale of all or substantially all of our assets; or (3) the listing of units on a national securities exchange. If we do not consummate a liquidity event within five years from August 25, 2016, we will be required to commence an orderly liquidation of the assets unless a majority of our board, including a majority of the independent managers, determines that liquidation is not in the best interests of our unitholders. Under such circumstances the commencement of an orderly liquidation will be postponed for one year. Further postponement of the liquidity event would only be permitted if a majority of our board, including a majority of independent managers, again determined that liquidation would not be in the best interest of our unitholders and our board must make a determination in this manner during each successive year until a liquidity event has occurred. If we at any time choose to seek but then fail to obtain unitholders’ approval of our liquidation, our operating agreement would not require us to consummate a liquidity event or liquidate and would not require our board to revisit the issue of liquidation, and we could continue to operate as before.

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

The initial prices of our units were established on an arbitrary basis and are not based on the amount or nature of our assets, the market value of our assets, or our book value. Even though we conduct quarterly valuations of our assets, the price of our units may not be indicative of the price at which such units would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a unitholder would receive if we were liquidated or dissolved. In addition, our board of managers may determine the fair value of our assets based upon internal valuation assessments and not independent valuation assessments, which may be materially different. In addition, determination of fair value involves subjective judgments and estimates, which may not be accurate or complete. Future offering prices will take into consideration other factors such as selling costs and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.

Based on the Company’s net asset value of $138,620,607 as of December 31, 2015, our board of managers has determined that no change to the offering price of our units is required and, as of the date of this report, we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made capital contributions in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

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

Delays in investing the net proceeds from the Offering may impair our performance. We may be unable to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. As of December 31, 2015 we had approximately $33.2 million in cash.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of the Offering associated with the sale of units. This means that the investors who purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2015, we have incurred a cumulative total of approximately $9,766,500 in offering costs, of which $7,822,366 has been reimbursed to our Sponsor.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates. As of December 31, 2015, there are no new or revised accounting standards that we have not adopted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or lease any properties. Our administrative and principal executive offices, which are located at 1230 Rosecrans Avenue, Suite 605, Manhattan Beach, CA 90266, are leased by our Sponsor.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our units.

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we are offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in our Primary Offering and up to $250 million of units pursuant to the Distribution Reinvestment Plan. The unit classes have different selling commissions and dealer manager fees and there is an ongoing distribution fee with respect to Class C units. We are offering to sell any combination of Class A, Class C and Class I units with a dollar value up to the maximum offering amount. We reserve the right to reallocate the units between Class A, Class C and Class I and between the Primary Offering and the Distribution Reinvestment Plan.

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

On November 20, 2015, we filed a registration statement on Form S-1 with the SEC in connection with the Follow-On Offering. As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. The Follow-On Offering will only commence after the termination of the Offering.

Based on the Company’s net asset value of $138,620,607 as of December 31, 2015, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our estimated net asset value was determined in accordance with the procedures set forth above. Our net asset value and the offering prices would have decreased if the Sponsor had not made capital contributions in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

As of March 24, 2016, there were 11,040,902 Class A units outstanding held of record by 2,379 persons, 2,368,539 Class C units outstanding held of record by 639 persons, and 5,912,857 Class I Units outstanding held of record by 801 persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

Starting in July 2013, the Company has paid monthly distributions for all classes of units. From July 2013 to April 2014, these distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee for Class C Units). Starting in May 2014, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee for Class C Units). For the year ended December 31, 2015 and 2014, $4,808,358 and $1,939,052, respectively, of these distributions were paid in cash and $2,756,952 and $812,669, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
March 31, 2015	$0.17377	$944,850	$441,310	$1,386,160	$944,850	$—
June 30, 2015	$0.17570	1,079,836	556,073	1,635,909	1,079,836	—
September 30, 2015	$0.17764	1,263,850	744,903	2,008,753	1,263,850	—
December 31, 2015	$0.17764	1,519,822	1,014,666	2,534,488	1,519,822	—
Total for 2015		$4,808,358	$2,756,952	$7,565,310	$4,808,358	$—

March 31, 2014	$0.15577	$251,016	$71,482	$322,498	$219,266	$31,750
June 30, 2014	$0.16970	349,070	151,603	500,673	349,070	—
September 30, 2014	$0.17764	544,594	242,582	787,176	544,594	—
December 31, 2014	$0.17764	794,372	347,002	1,141,374	794,372	—
Total for 2014		$1,939,052	$812,669	$2,751,721	$1,907,302	$31,750

September 30, 2013	$0.15924	$46,681	$21,770	$68,451	$46,681	$—
December 31, 2013	$0.15924	169,699	28,492	198,191	118,665	51,034
Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034

(1)	Capital contribution from our Sponsor

Unregistered Sales of Equity Securities and Use of Proceeds.

During the years ended December 31, 2015 and 2014, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1.5 billion in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and was originally expected to terminate on or before February 24, 2015. In February 2015, our board of managers elected to extend the Offering for up to an additional one year period, expiring on February 25, 2016. On November 18, 2015, our board of managers elected to extend the Offering for up to an additional six month period, expiring August 25, 2016. On February 19, 2016, our board elected to further extend the Offering to December 31, 2016.  Our board has the right to further extend or terminate the Offering at any time.

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

As of December 31, 2015, we had received subscriptions for and issued 16,252,647 of our units, including 305,480 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $156,473,000 including approximately $3,620,000 reinvested under our Distribution Reinvestment Plan (before dealer-manager fees of approximately $2,198,000 and selling commissions of $7,597,000, for net proceeds of $146,678,000). From the net offering proceeds, we have paid and accrued a total of $7,822,366 towards reimbursement to our Sponsor for our organization and offering costs. With net offering proceeds, we have financed a net total of $101,346,528 in senior secured trade finance, secured mezzanine term loan, and senior secured term loan transactions.

As of December 31, 2015, approximately $2.2 million remained payable to our Sponsor for costs related to our organization and offering.

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

For the year ended December 31, 2015, the Company had received and processed 6 repurchase requests. The Company repurchased an aggregate of 8,465 Class A units, 2,374 Class C units, and 10,141 Class I units at a price of $9.025 per unit for a total of $171,528.

For the year ended December 31, 2014, the Company had received and processed two repurchase requests from the Sponsor. The Company repurchased an aggregate of 7,272 Class A units from the Sponsor at a price of $9.025 per unit for a total of $65,634.

The following table reflects the activity under our unit repurchase program during the three months ended December 31, 2015.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
10/01/2015 - 10/31/2015	6,091	$9.025	6,091	286,482
11/01/2015 - 11/30/2015	—	—	—	286,482
12/01/2015 - 12/31/2015	—	—	—	286,482
Total	6,091	$9.025	6,091

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

For the period from June 12, 2013 through December 31, 2015, we issued 305,480 units totaling approximately $3,620,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual report.

	At and for the	At and for the
	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Consolidated Statement of Operations Data:
Total investment income	$9,657,063	$3,371,868
Management fees (1)	2,006,532	794,737
Incentive fees (1)	1,576,895	544,147
Total net expenses	1,772,586	651,131
Net investment income	7,884,477	2,720,737
Net change in unrealized appreciation (depreciation) on investments	(318,424)	-
Net increase in net assets resulting from operations	7,566,053	2,720,737
Consolidated Per unit Data:
Net asset value per unit at year end	$8.543	$8.553
Net investment income	0.75	0.69
Net increase in net assets resulting from operations	0.72	0.69
Distributions paid	0.72	0.70
Consolidated Balance Sheet Data:
Total investment at fair value	$101,028,104	$53,447,442
Cash	33,246,769	7,875,917
Total assets	139,783,516	62,929,147
Total liabilities	1,162,909	639,155
Total net assets	138,620,607	62,289,992
Other Data:
Weighted average annual yield on investments (2)	12.5%	12.8%
Number of portfolio companies at year end	25	17

(1)	Our Sponsor reimbursed us for a portion of these fees under the Amended Operating Expense Responsibility Agreement.
(2)	The weighted average yield is based in on the current cost of our investments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Overview

We make impact investments in SMEs that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We were organized as a Delaware limited liability company on April 30, 2012. We have operated and intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940. We use the proceeds raised from the issuance of units to invest in SME through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, loan participations, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. A substantial portion of our assets consists of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns and income generation. We are externally managed and advised by TriLinc Advisors.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we are offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A units at an initial offering price of $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.186 per unit, and up to $250 million of units pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The Company’s offering period is currently scheduled to terminate on December 31, 2016. Our board has the right to further extend or terminate the Offering at any time.

On November 20, 2015, we filed a registration statement on Form S-1 with the SEC in connection with the Follow-On Offering. As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. The Follow-On Offering will only commence after the termination of the Offering.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of December 31, 2015, we had received subscriptions for and issued 16,252,647 of our units, including 305,480 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $156,473,000 including approximately $3,620,000 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of approximately $2,198,000 and selling commissions of $7,597,000, for net proceeds of $146,678,000).

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the eight sub-advisors that we have contracted to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $5-15 million per transaction for direct SME loans and $500,000 to $5 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2015, the most of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Expenses

Our primary operating expenses include the payment of asset management fees and expenses reimbursable to our Advisor under the Advisory Agreement. We bear all other costs and expenses of our operations and transactions.

Since our inception and through December 31, 2015, under the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has assumed substantially all our operating expenses. As of December 31, 2015, the Sponsor has agreed to pay a cumulative total of approximately $7.5 million of operating expenses.

Portfolio and Investment Activity

During the year ended December 31, 2015, we invested, either through direct loans or loans participation, $138,143,039 across 31 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of $90,475,779.

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

At December 31, 2015 and 2014, our investment portfolio included 25 and 17 companies, respectively and the fair value of our portfolio was comprised of the following:

	As of December 31, 2015		As of December 31, 2014
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$5,474,534	5.4%	$-	0.0%
Senior secured trade finance participations	18,484,242	18.3%	5,750,000	10.8%
Senior secured trade finance participations	77,069,328	76.3%	47,697,442	89.2%
Total investments (1)	$101,028,104	100.0%	$53,447,442	100.0%

(1) Total investment data as of December 31, 2015 described in this report includes two trade finance participations totaling $10,500,000 that the Company classifies as short-term investments for impact data purposes. Short-term investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year and, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short-term investments.

As of December 31, 2015, the weighted average yield, based upon the cost of our portfolio, of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.8%, 16.0%, and 12.0%, respectively.

As of December 31, 2014, the weighted average yield of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.8%, 13.9%, and 12.7%, respectively.

Prodesa

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  As of December 31, 2015, the Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 and a $500,000 senior secured purchase order revolving credit facility with a balance of $190,000.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company has been working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March 2015 to December 2015. The unpaid interest will be included as part of the longer term plan. Through October 2015, Prodesa had made all interest payments required under the Forbearance Agreement. Interest payments for the months subsequent to October 2015 have not been made by Prodesa due to Prodesa being placed into bankruptcy in November 2015 as described further below. The Company expects that Prodesa will start making interest payments again once Prodesa exits the bankruptcy process.  Accordingly, the Company is still accruing interest, which amounted to approximately $288,500 as of December 31, 2015, on the Prodesa loans. The Company has estimated the fair value of the Prodesa loans as of December 31, 2015 at $2,940,000 based on a collateral valuation approach as further described in Note 4.

During 2015, Prodesa underwent a change in ownership. Through the month of September 2015, the new ownership had injected over $830,000 in Prodesa for working capital purposes. The Company has been working with Prodesa to re-align its operations and, on October 5, 2015, the Company funded a $400,000 senior secured purchase order revolving credit facility to Prodesa.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. On November 6, 2015, Prodesa paid back to the Company the entire $400,000 and related interest owed under the purchase order facility. On November 20, 2015, the Company funded a second draw under the purchase order facility in the amount of $190,000.

On November 23, 2015, Prodesa was placed into bankruptcy by the Peruvian bankruptcy authority. At the end of August 2015, a supplier of Prodesa had filed an unpaid payable claim for just over $141,000 with the authority. While Prodesa’s management responded to the filing with a proposal to pay the claim off in full by December 2015, Prodesa’s counsel did not follow the necessary filing protocol. Unknown to management, this failure triggered Prodesa being placed into bankruptcy by INDECOPI. Prodesa’s counsel has since been replaced. Since the filing, the Company, together with counsel, has worked in close consort with other key creditors of Prodesa, as well as management, to ensure that this filing would not impair Prodesa’s operations. All key creditors and vendors have agreed to continue to support Prodesa as usual and the initial $141,000 claim has been settled in full. Prodesa is expected to exit the bankruptcy process by the end of April 2016.

During the filing Prodesa launched a new adult product line in response to demand from key customers that has generated over $600,000 to date in new orders. Prodesa’s key sales and distribution channels have also attracted the attention of potential buyers and partners. Initial discussions have commenced with these parties; however, negotiations will only proceed in earnest once Prodesa formally exits the bankruptcy process at the end of April 2016.

Usivale

In May 2015, one of the Company’s borrowers, Usivale Industria E Commercio (“Usivale”), notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of the loans, with an aggregate principal balance of $3,000,000 as of December 31, 2015, the Company originally increased the annual interest rate charged Usivale from 12.43% to 17.43%. However, as of December 31, 2015, the Company has placed Usivale on non-accrual status effective August 27, 2015, the date of the judicial recovery filing which is described further below. Interest not recorded relative to the original terms of the Usivale loans amounted to approximately $184,500 for the period from August 27, 2015 to December 31, 2015. The Company has estimated the fair value of the Usivale loans as of December 31, 2015 at $2,681,576, based on a discounted cash flow analysis (income approach), and recorded an unrealized depreciation of $318,424 in its Statement of Operations for the year ended December 31, 2015.

On August 27, 2015, Usivale filed for judicial recuperation or recovery (the “Filing”) with the local court in Brazil.  The Filing was led by the ongoing pricing pressure within the sugar market, leading up to the material drop in the month of August, when prices reached a seven year low. The Filing provided for a 180 day “standstill” period relative to any claim for payment by Usivale’s creditors. During this period, Usivale was permitted to operate as usual, but was required to develop and present a recovery plan to its creditors to allow it to emerge from judicial recovery.   Usivale submitted an initial plan to the judicial court for review at the end of November 2015, which was published by the court on January 19, 2016. Creditors had 30 days to review and either approve or reject the plan. As the only secured creditor within the greater credit group, the Company’s acceptance of any plan is required.  On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors will next be convened by the court.  No date for such general assembly has been set at this time.  If an alternative plan cannot be agreed upon, the court can convert a judicial recovery procedure into a formal liquidation.  In the event that Usivale is forced into liquidation, a court-appointed trustee would be charged with selling Usivale’s assets and distribute the resulting proceeds to creditors in the order of priority. After employee claims of approximately $955,000, the Company, as the only secured creditor, would be next in line in terms of recovery proceeds.

Since the initial judicial filing in August 2015, the Company has been in active discussions with Usivale’s management. Representatives of the Company met with Usivale’s management at the end of October 2015, in November 2015 and again in February 2016. The purpose of these discussions and meetings has been to engage Usivale directly and attempt to reach a solution on the Company’s loans to Usivale. In conjunction with these efforts, on March 2, 2016, the Company filed legal action against the personal guarantees of the principals of Usivale. While the full value of these guarantees is still being assessed, it is important to emphasize that the Company’s filing against these guarantees is separate to and outside of the judicial recovery process. Our management believes that we will ultimately collect on the full amount of principal and interest recorded at December 31, 2015 due to the Company being the only senior secured creditor and its claim against the personal guarantees.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a principal balance outstanding of $667,848 of as December 31, 2015. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor has made partial payments of principal during 2015 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made on October 27, 2015.  The Company has continued to accrue interest on this investment position through December 31, 2015.  Through the latter part of 2015, the depreciation in the South African Rand has proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of December 31, 2015, the Company, together with its sub-advisor, have agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor.  Based on the information available to the Company and according to its valuation policies, the Company has determined that no adjustment to the Company’s investment in the Distributor is needed at December 31, 2015.

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to 300 days of accrued interest receivable as of December 31, 2015.  The Company’s interest receivable balances at December 31, 2015 and 2014 are recorded at the amounts that the Company expects to collect.  In addition, certain of the Company’s investment in term loans accrue deferred interest which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2015 and 2014 amounted to $393,430 and $37,814, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Interest income	$9,568,481	$3,351,246
Interest from cash	88,582	20,622
Total investment income	9,657,063	3,371,868
Management fees	2,006,532	794,737
Incentive fees	1,576,895	544,147
Professional fees	740,057	759,428
General and administrative expenses	645,747	667,789
Board of managers fees	187,500	212,750
Total expenses	5,156,731	2,978,851
Expense support payment from Sponsor	(3,384,145)	(2,327,720)
Net expenses	1,772,586	651,131
Net investment income	$7,884,477	$2,720,737

Revenues.

For the years ended December 31, 2015 and 2014, total investment income amounted to $9,657,063 and $3,371,868, respectively. Interest income increased by $6,217,235 during 2015 primarily as a result of an increase in our weighted average investment portfolio of approximately $49,296,000.  The increase in weighted average investment portfolio during 2015 was partially offset by a decrease in the weighted average yield of approximately 0.23% from a weighted average yield of 12.97% for 2014 to approximately 12.74% for 2015.

Interest income of $9,568,481 earned during the year ended December 31, 2015 all came from loan participations and included $225,993 in payment-in-kind interest. In addition, we earned $88,582 in interest income on our cash balances.

For the year ended December 31, 2014, interest income from loan participations and direct loans amounted to $2,954,526 and $294,333, respectively. Interest income also included $102,387 in amortization of upfront fees paid on our secured mezzanine term loan position.  In addition, we earned $20,622 in interest income on our cash balances.

Expenses.

Total operating expenses, excluding the management and incentive fees, incurred for the year ended December 31, 2015 decreased by $66,663 or 4.1% to $1,573,304 from $1,639,967 for the year ended December 31, 2014. The decrease was primarily due to decreases in board of manager fees of $25,250, general and administrative expenses of $22,042, which was attributable to a decrease in a number of expenses, and professional fees of $19,371. Our Sponsor assumed responsibility for a portion of our operating expenses in the amount of $1,247,516 and $1,534,752 under the Responsibility Agreement for expenses paid or incurred by the Company for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, the management fees amounted to $2,006,532 and $794,737, respectively. The incentive fees for the years ended December 31, 2015 and 2014 amounted to $1,576,895 and $544,147 respectively.  A portion of the management fees, amounting to $559,734 and $248,821 for 2015 and 2014, respectively, and the entire amounts of the incentive fees for both 2015 and 2014 were paid by the Sponsor under the Responsibility Agreement.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the year ended December 31, 2015, we recorded $318,424 in net unrealized depreciation. We had no realized or unrealized gains or losses for the year ended December 31, 2014.

Changes in Net Assets from Operations.

For the year ended December 31, 2015 and 2014, we recorded a net increase in net assets resulting from operations of $7,566,053 and $2,720,737, respectively.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2015, we had $33.2 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement.  During the Offering, the Company will only reimburse the Sponsor for expenses covered under the Responsibility Agreement if we raise $200 million of gross proceeds in the primary offering, provided that any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior’s quarter’s net asset value per unit. Therefore, the Company does not anticipate that any reimbursement to the Sponsor during the primary offering would affect the Company’s ability to pay distributions.  Following the end of the primary offering and if we have raised more than $200 million in gross proceeds, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement.  Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

We sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date. Based on the valuation with respect to the quarter ended December 31, 2015, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. In June 2013, the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000. As of December 31, 2015, the Company had sold approximately 16.25 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $156 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been actively seeking financing and are currently talking with development banks and several commercial banks but have not yet received any commitments for financing. Accordingly, we cannot predict with certainty if we will be able to obtain financing and what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of December 31, 2015, we had no debt outstanding and no available sources of debt financing.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein as all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. On February 19, 2016, our board of managers determined to extend our Advisory Agreement, effective March 24, 2016, for an additional one year term. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of December 31, 2015, the total amount that would be due to be reimbursed to the Sponsor is approximately $2.2 million.

Pursuant to the terms of an Amended and Restated Operating Expense Responsibility Agreement between the Company and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2015 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering, provided that any such reimbursement during the period of the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $7.5 million through December 31, 2015.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions with respect to the Class C units will be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2015, we paid a total of $7,564,895 in distributions, comprised of $4,808,358 paid in cash and $2,756,952 reinvested under our Distribution Reinvestment Plan. For the year ended December 31, 2014, we paid a total of $2,751,722 in distributions, comprised of $1,939,052 paid in cash and $812,669 reinvested under our Distribution Reinvestment Plan.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2015, except as discussed below.

Distributions

On January 19, 2016, with the authorization of our board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2016. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee with respect to Class C units). On February 1, 2016, $582,740 of these distributions were paid in cash and on January 31, 2016, $421,766 were reinvested in the Company’s units for those investors participating in the Company’s unit Distribution Reinvestment Plan.

On February 19, 2016, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 29, 2016. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee with respect to Class C units). On March 1, 2016, $582,483 of these distributions were paid in cash and on February 29, 2016, $427,352 were reinvested in the Company’s units for those unitholders participating in the Distribution Reinvestment Plan.

On March 28, 2016, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2016. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 1, 2016.

Status of the Offering

Subsequent to December 31, 2015 through March 25, 2016, the Company sold approximately 3,096,000 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan) for approximately $29,867,000 in gross proceeds. As of March 25, 2016, the Company had received $186.3 million in total gross offering proceeds through the issuance of approximately 19.4 million total units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Based on the Company’s net asset value of $138,620,607 as of December 31, 2015, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

Subsequent to December 31, 2015 through March 25, 2016, the Company funded approximately $36.3 million in new loans and received proceeds from repayment of loans of approximately $23.6 million.

Agreements

On March 28, 2016 we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the term of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2015, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2015.

Our Advisory Agreement between us and the Advisor, dated as of February 25, 2014, had been previously renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. On February 19, 2016, our board of managers determined to extend our Advisory Agreement, effective March 24, 2016, for an additional one year term.

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

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2015 or 2014. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on December 31, 2016. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Expense Responsibility Agreement

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through December 31, 2015 and will additionally pay the accrued operating expenses of the Company as of December 31, 2015 on behalf of the Company. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Amended and Restated Operating Expense Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2015. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

Based on the valuation with respect to the quarter ended December 31, 2015, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made capital contributions in the aggregate amount of $82,784 as of December 31, 2015 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

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

To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We had no outstanding debt as of December 31, 2015 and 2014.

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

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2015. These investments maturities reflect contractual maturity dates. See note 3 to our consolidated financial statements for additional information regarding our investments.

	Future Principal Payments and Interest Rates by the Investments Contractual Year of Maturity
	2016	2017	2018	2019	2020	Total	Fair Value (a)
Fixed rate investments	$78,633,909	$4,728,243	$3,168,346	$1,953,363	$—	$88,483,861	$88,165,437
Weighted average interest rate (b)	11.89%	15.84%	15.06%	13.50%	—	12.06%
Variable rate investments	$2,137,806	$2,850,408	$2,850,408	$2,850,408	$2,267,806	$12,956,836	$12,862,666
Weighted average interest rate (b)	15.42%	15.42%	15.42%	15.42%	15.42%	15.42%

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 28, 2016, our board of managers approved the amendment and restatement of the Company’s Amended and Restated Limited Liability Company Operating Agreement (the “Operating Agreement”). The Operating Agreement was amended and restated in order to amend Section 7.4. Section 7.4 previously provided that subject to compliance with applicable state securities laws and regulations, the Offering shall terminate two (2) years from the original effective date of the Company’s prospectus for the Offering unless fully subscribed at an earlier date or terminated on an earlier date by the board of managers, or unless extended by the board of managers for up to an additional eighteen (18) months. As amended, Section 7.4 provides that the subject to compliance with applicable state securities laws and regulations, the Offering shall terminate two (2) years from the original effective date of the prospectus unless fully subscribed at an earlier date or terminated on an earlier date by the board of managers, or unless extended by the board of managers in accordance with applicable federal securities laws and regulations. There were no other amendments to the Operating Agreement. A copy of the Second Amended and Restated Limited Liability Company Operating Agreement is included as an exhibit to this Annual Report on Form 10-K.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2015, the board of managers held 16 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	54	Chairman of our Board of Managers, Chief Executive Officer and President
Brent L. VanNorman	55	Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer and Affiliated Manager
Paul Sanford	40	Chief Investment Officer
Terry Otton	62	Independent Manager
Cynthia Hostetler	53	Independent Manager
R. Michael Barth	66	Independent Manager

Gloria S. Nelund, Chairman, President and Chief Executive Officer

Gloria S. Nelund has served as our Chairman and Chief Executive Officer since our formation in April 2012 and became our President in December 2014. In addition, she has served as the Chairman and Chief Executive Officer of our Advisor since its formation in April 2012, Chief Compliance Officer of our Advisor since October 2013, President of our Advisor since December 2014, the Chairman and Chief Executive Officer of our Sponsor since its formation in August 2008, and President of our Sponsor from December 2014 to October 2015. From October 2006 until August 2008, Ms. Nelund served as the President and founder of Titus Development Group, LLC, a consulting firm focusing on strategy development, business planning and launch for start-up companies, as well as growth planning for small to mid-sized firms. Prior to founding Titus Development, LLC, Ms. Nelund spent her career as a high level executive in the international Asset Management Industry. Most recently, Ms. Nelund served as Head of the U.S. Private Wealth Management Division at Deutsche Bank, the world’s fifth largest financial institution. In this capacity, Ms. Nelund held fiduciary responsibility for more than $50 billion in investment assets, including more than $20 billion in emerging markets and credit instruments. In addition to this role, Ms. Nelund served as the only female member of the Global Private Wealth Management Executive Committee. Ms. Nelund had served as the Managing Director of Scudder Kemper Investments, prior to its purchase by Deutsche Bank.

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

Brent L. VanNorman, Esq., CPA, Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer, Secretary and Manager

Brent L. VanNorman has served as our Chief Financial Officer since August 2014 and as our Chief Operating Officer, Chief Compliance Officer and Secretary, as Chief Operating Officer and Chief Financial Officer of our Advisor since October 2013, and as President of our Sponsor since November 2015. Mr. VanNorman also served as the Interim Chief Financial Officer of the Company since October 2013 until his appointment as Chief Financial Officer of the Company in August 2014. Mr. VanNorman has served as a Manager since December 2014.  Prior to joining us, Mr. VanNorman served as a key member of the Intellectual Property and Litigation Team for the international law firm of Hunton & Williams LLP, beginning his practice there in 2000, and terminating when he joined the Company. Prior to practicing law, Mr. VanNorman served as a Chief Information Officer for The Title Office, where he managed the accounting, data processing and marketing departments, along with 15 of the company’s 42 offices.

Prior to his tenure at The Title Office, Mr. VanNorman was a Senior Manager with the international CPA firm of Crowe Horwath (formerly Crowe Chizek), where he oversaw large consulting projects in the firm’s Systems Consulting Group. In addition to appearing in many federal courts throughout the country and at all levels in the Virginia state court system, Mr. VanNorman is a patent attorney. He is also a Certified Public Accountant, Certified Computer Programmer and is Certified in Production and Inventory Management. Mr. VanNorman graduated magna cum laude from Anderson University in Anderson, Indiana, with majors in Accounting and Computer Science. He was recognized as the Outstanding Accounting graduate. Mr. VanNorman graduated summa cum laude, from Regent University School of Law and was recognized as the Outstanding Law School Graduate in addition to being Editor-in-Chief of the school’s law review. He has served as an adjunct law professor at his alma mater. Mr. VanNorman is Gloria S. Nelund’s brother-in-law. Mr. VanNorman brings a breadth of experience in business, accounting, data processing, and the law to the TriLinc’s management team. Mr. VanNorman has served on the Board of Directors of IMPACT International, a not for profit organization since 2004. Mr. VanNorman has served on the Board of Directors of CCG Systems, Inc., a provider of fleet management software since August of 2015.

Paul Sanford, Chief Investment Officer

Paul Sanford has served as our Chief Investment Officer since our formation in April 2012. In addition, Mr. Sanford has served as the Chief Investment Officer of our Advisor since its formation in April 2012 and as Chief Investment Officer of our Sponsor since July 2011. From September 2007 until July 2011, Mr. Sanford was Managing Director and Chief Investment Officer for a Los Angeles-based boutique Registered Investment Advisor, where he was responsible for developing and implementing the firm’s Global Investment Strategy, performing manager due diligence, and managing all fund investment relationships. Mr. Sanford’s extensive experience in the banking and investment industry also includes portfolio manager positions at Deutsche Bank, HSBC and Morton Capital Management.

Mr. Sanford has over fourteen years of experience developing, managing and executing global macro investment strategies at both large global banks and boutique investment firms. Throughout his career, Mr. Sanford has followed and invested in emerging markets as part of his various investment mandates, including conducting extensive research on developing economies and reviewing and selecting leading managers of emerging market debt and equities, most prominently as Portfolio Manager for Latin American accounts at the U.S. Private Bank of HSBC. Mr. Sanford has a deep understanding of macroeconomics and geo-politics, and an in-depth knowledge of traditional and alternative asset classes in both public and private capital markets. For over a decade, Mr. Sanford has been a global macro investor with a focus on Central Bank policy, GDP growth trends, global interest rates, global currencies and foreign government policies.

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

Terry Otton, Independent Manager

Terry Otton served as Chief Executive Officer of RS Investments from September 2005 until his retirement in March 2012 and as President and Trustee of RS Investment Trust and RS Variable Products Trust since April 2004 and May 2006 until March 2012, respectively. Mr. Otton re-joined RS Investments in 2004 and became Chief Executive Officer in September 2005. Mr. Otton has 30 years of experience in the investment management and securities industry, having previously served since 2001 as a Managing Director of the mergers and acquisition practice at Putnam Lovell NBF Group, an investment banking firm focused on the investment management and securities industry. Previously, Mr. Otton spent more than 10 years as a Managing Director and CFO of Robertson, Stephens & Company and Robertson Stephens Investment Management, the predecessor to RS Investments. Mr. Otton was one of the principal founders of Robertson Stephens Investment Management in 1986. Mr. Otton serves on the Board of Trustees of the Children’s Hospital and Research Center Foundation and as a Board member and past President of the Foundation of City College of San Francisco and serves on the Board of Trustees of the Cal State East Bay Educational Foundation Board. Mr. Otton holds a Bachelor of Science degree in Business Administration from the University of California at Berkeley and is a Certified Public Accountant.

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

Cynthia Hostetler, Independent Manager

Cynthia Hostetler has been an independent trustee of the Artio Global Investment Funds since November 2011 and an independent director of Artio Global Equity Fund Inc. since November 2010 until 2013, when Artio Global was acquired by Aberdeen Asset Management. Since 2013, Ms. Hostetler has served as an independent trustee of the Aberdeen Investment Funds. Ms. Hostetler also served from May 2012 as an independent director of Edgen Group (NYSE:EDG), an energy infrastructure company until EDG was acquired by Sumitomo Corporation in late 2013. Additionally, Ms. Hostetler serves on the Board of Directors of Vulcan Materials Company (NYSE: VMC), a producer of construction aggregates and other construction materials, since July 2014.  From August 2001 until her retirement in January 2009, Ms. Hostetler was the Head of Private Equity and Vice President of Investment Funds at the Overseas Private Investment Corporation (OPIC). Prior to OPIC, Ms. Hostetler was the President and a member of the Board of Directors of First Manhattan Bancorporation. Ms. Hostetler began her professional career as an attorney in the corporate/banking department of the law firm Simpson Thacher & Bartlett, and received a Bachelor of Arts degree from Southern Methodist University and her law degree from The University of Virginia School of Law.

Ms. Hostetler was selected to serve on the Company’s board of managers because of her direct experience in investing and development in the geographic regions in which TriLinc operates, as well as her extensive experience in the banking and investment industries. As TriLinc seeks to establish and leverage relationships with DFIs, Ms. Hostetler’s seven years as Vice President of Investment Funds at OPIC should position her as an excellent source of insight and guidance in working with these institutions. Her diverse board positions make her a valuable resource in the areas of risk management, governance, valuation and with regard to certain sectors in which we anticipate making investments.

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

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in emerging markets development and investment. His qualifications to serve on the Company’s board of managers span more than 30 years’ of relevant experience in development/emerging markets, including serving as Chief Executive Officer of FMO (Netherlands Development Finance Company), Director of the Capital Markets Development Department at the World Bank and several senior positions at the International Finance Corporation, the private sector arm of the World Bank Group. Mr. Barth is currently Chairman of the Board of SFC Ltd., part of the AfricInvest Group, and is also a member of the Boards of Directors of FINCA Microfinance Holding and SNV (USA), . He is also a member of the Investment Committee of private equity manager Tuninvest /Africinvest. Additionally, he is a non-resident Fellow of the Center for Strategic and International Studies, a member of the Expert Advisory Board of Dalberg Global Development Advisors, the International Council of the Bretton Woods Committee. Previously, he has held several board positions, including of EMPEA, the Emerging Markets Private Equity Association. Mr. Barth was recently appointed as a Senior Advisor to EMPEA.

Unless a manager resigns, is removed “for cause” by the majority of the remaining managers (excluding the manager being removed) or is removed by the majority vote of our unitholders, our managers serve for our duration. Our executive officers serve until their successors are elected and qualify. Our executive officers act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of managers from time to time. Our officers devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Each of our executive officers is also an officer of our Advisor.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2015, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Messrs. Terry Otton and R. Michael Barth and Ms. Cynthia Hostetler. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had one meeting in 2015. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

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

The SEC and certain states, including Pennsylvania, take the position that indemnification against liabilities arising under the Securities Act of 1933 is against public policy and unenforceable. Furthermore, our organizational documents prohibit the indemnification of our officers, our managers, our Advisor, any of its affiliates, or any other person operating as a broker-dealer for liabilities arising from or out of a violation of state or federal securities laws, unless one or more of the following conditions is met:

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2015 and 2014, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2015 and 2014, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

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

The following table sets forth compensation of the Company’s independent members for the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$70,000	—	$70,000
Cynthia Hostetler	$57,500	—	$57,500
R. Michael Barth	$60,000		$60,000

The Company did not have any outstanding equity awards as of December 31, 2015.

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

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	2.0%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	—
Paul Sanford	—		—
Brent VanNorman	1,271	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All manager and officers as a group	340,330		2.1%
*	Amount represents less than 1%
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
(3)

TriLinc Advisors is controlled by our Sponsor, TriLinc Global LLC, as the managing member. Our Sponsor is presently directly or indirectly controlled by Gloria Nelund and Brent VanNorman, and as such, they may be deemed to be beneficial owners of the units owned by our Advisor and our Sponsor.

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

As of December 31, 2015, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Sponsor has assumed approximately $7,496,500 of management fees, incentive fees, and operating expenses on behalf of the Company. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor.

For the years ended December 31, 2015 and 2014, the Company paid $2,006,532 and $794,737, respectively, in management fees and $1,576,895 and $544,147, respectively, in incentive fees to our Advisor.

As of December 31, 2015, the Sponsor has paid approximately $9,766,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor. Such amounts include approximately $2,945,000 and $2,009,000, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, the Company paid $3,941,076 and $2,732,776, respectively, in reimbursement of offering costs to the Sponsor.

For the years ended December 31, 2015 and 2014, the Company paid $1,374,301 and $804,607, respectively, in dealer fees and $5,413,957 and $2,151,837, respectively, in selling commission to our dealer manager, SC Distributors.

For the year ended December 31, 2014, the Company repurchased an aggregate of 7,272 Class A units from the Sponsor at a price of $9.025 per unit for a total of $65,634.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Audit Fees

The aggregate amount of fees billed by Moss Adams for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal 2015 and 2014 was approximately $134,900 and $103,400, respectively.

Audit Related Fees

There were no audit related fees billed by Moss Adams for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal 2015 and 2014.

Tax Fees

There were approximately $156,500 and $135,000 in tax fees billed by Deloitte Tax, LLP to the Company for fiscal 2015 and 2014, respectively. Tax services fees consist of fees billed for professional services performed by Deloitte Tax, LLP’s tax personnel for tax compliance. These services include assistance regarding federal and state tax compliance.

All Other Fees

There were no other fees billed by Moss Adams or Deloitte Tax, LLP to the Company for fiscal 2015 or 2014.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm (Moss Adams) as of and for the year ended December 31, 2015 and 2014
•	Consolidated Statements of Assets and Liabilities as of December 31, 2015 and 2014
•	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Consolidated Schedules of Investments as of December 31, 2015 and 2014
•	Notes to the Consolidated Financial Statements
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

3.2*	Second Amended and Restated Limited Liability Company Operating Agreement, date March 28, 2016, by TriLinc Advisors, LLC.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

4.3	Amended and Restated Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 27, 2015.

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

10.3	Escrow Agreement by and among TriLinc Global Impact Fund, LLC, SC Distributors, LLC and UMB Bank, N.A. Incorporated by reference to Exhibit 10.3 to Amendment No. 1.

10.4

Sub-Advisory Agreement, dated as of July 1, 2014, by and between TriLinc Advisors International, Ltd., Barak Fund Management, Ltd., and TriLinc Global Impact Fund – African Trade Finance, Ltd. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2014.

10.5*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated March 30, 2016.

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from TriLinc Global Impact Fund LLC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers

TriLinc Global Impact Fund, LLC

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014 including the consolidated schedules of investments, and the related consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriLinc Global Impact Fund, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California

March 30, 2016

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2015	2014

ASSETS
Investments owned, at fair value (amortized cost of $101,346,528 and $53,447,442, respectively)	$101,028,104	$53,447,442
Cash	33,246,769	7,875,917
Interest receivable	3,580,530	764,313
Due from affiliates (see Note 5)	1,874,932	791,088
Prepaid expenses	53,181	50,387
Total assets	139,783,516	62,929,147

LIABILITIES
Due to unitholders	548,700	293,860
Management fee payable	135,863	313,490
Due to affiliates (see Note 5)	472,057	29,489
Other payables	6,289	2,316
Total liabilities	1,162,909	639,155
Commitments and Contingencies (see Note 5)
NET ASSETS	$138,620,607	$62,289,992

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$87,625,105	$27,410,929
Net capital paid in on Class C units	9,689,230	3,784,020
Net capital paid in on Class I units	49,128,638	34,533,765
Offering costs	(7,822,366)	(3,438,722)
Net assets (equivalent to $8.543 and $8.553, respectively per unit based on total units outstanding of 16,226,368 and 7,282,960, respectively)	$138,620,607	$62,289,992
Net assets, Class A (units outstanding of 9,709,153 and 3,037,222, respectively)	$82,944,542	$25,976,875
Net assets, Class C (units outstanding of 1,073,599 and 419,282, respectively)	9,171,672	3,586,052
Net assets, Class I (units outstanding of 5,443,616 and 3,826,456, respectively)	46,504,393	32,727,065
NET ASSETS	$138,620,607	$62,289,992

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	Year Ended
	December 31,	December 31,
	2015	2014
INVESTMENT INCOME
Interest income	$9,568,481	$3,351,246
Interest from cash	88,582	20,622
Total investment income	9,657,063	3,371,868
EXPENSES
Management fees	2,006,532	794,737
Incentive fees	1,576,895	544,147
Professional fees	740,057	759,428
General and administrative expenses	645,747	667,789
Board of managers fees	187,500	212,750
Total expenses	5,156,731	2,978,851
Expense support payment from Sponsor	(3,384,145)	(2,327,720)
Net expenses	1,772,586	651,131
NET INVESTMENT INCOME	7,884,477	2,720,737
Net change in unrealized depreciation on investments	(318,424)	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,566,053	$2,720,737

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.75	$0.69
EARNINGS PER UNITS - BASIC AND DILUTED	$0.72	$0.69
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	10,511,262	3,921,471

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	Year Ended
	December 31,	December 31,
	2015	2014
INCREASE FROM OPERATIONS
Net investment income	$7,884,477	$2,720,737
Net change in unrealized depreciation on investments	(318,424)	—
Net increase from operations	7,566,053	2,720,737
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(3,788,489)	(1,077,729)
Distributions to Class C unitholders	(494,174)	(130,677)
Distributions to Class I unitholders	(3,282,647)	(1,543,316)
Net decrease from distributions	(7,565,310)	(2,751,722)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	60,273,070	24,071,144
Issuance of Class C units	5,926,766	3,398,883
Issuance of Class I units	14,685,208	24,252,347
Contribution from Sponsor	—	31,750
Repurchase of units	(171,528)	(65,634)
Offering costs	(4,383,644)	(2,732,776)
Net increase from capital transactions	76,329,872	48,955,714
NET INCREASE IN NET ASSETS	76,330,615	48,924,729
Net assets at beginning of period	62,289,992	13,365,263
Net assets at end of period	$138,620,607	$62,289,992

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,566,053	$2,720,737
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(138,143,039)	(77,992,548)
Maturity of investments	90,475,779	31,194,554
Payment-in-kind interest	(225,993)	—
Net change in unrealized depreciation on investments	318,424	—
Accretion of discounts on investments	(5,833)	(102,387)
Increase in interest receivable	(2,816,217)	(649,504)
Increase in due from affiliates	(1,083,844)	(763,013)
(Increase) decrease in prepaid expenses	(2,794)	3,793
Increase in due to unitholders	254,840	228,845
(Decrease) increase in management fee payable	(177,627)	313,490
Increase in other payable	3,973	265
NET CASH USED IN OPERATING ACTIVITIES	(43,836,278)	(45,045,768)
Cash flows from financing activities
Net proceeds from issuance of units	78,128,092	50,909,704
Distributions paid to unitholders	(4,808,358)	(1,939,052)
Payments of offering costs	(3,941,076)	(2,732,776)
Repurchase of units	(171,528)	(65,634)
Capital contribution from our Sponsor	—	82,784
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,207,130	46,255,026
TOTAL INCREASE IN CASH	25,370,852	1,209,258
Cash at beginning of period	7,875,917	6,666,659
Cash at end of period	$33,246,769	$7,875,917
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$2,756,952	$812,669

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2015

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments	Programing and Data Processing	IT Service Provider	13.50%	0.0%	10/31/2019	$5,474,534	$14,000,000	$5,474,534	$5,474,534	3.9%
Total Senior Secured Term Loan (1)									5,474,534	5,474,534	3.9%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	17.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	2,681,576	1.9%
Nigeria	Helios Maritime I Ltd. (8)	Water Transportation	Marine Logistics Provider	15.42%	0.8%	9/16/2020	12,956,833	16,050,000	12,862,666	12,862,666	9.3%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,940,000	3,250,000	2,940,000	2,940,000	2.1%
Total Senior Secured Term Loan Participations									18,802,666	18,484,242	13.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	12/15/2015 - 9/23/16	9,700,000	13,000,000	9,700,000	9,700,000	7.0%
Argentina	Other Investments	Consumer Products	Dairy Co-Operative	10.90%	0.0%	2/25/16 - 3/31/16	6,000,000	6,000,000	6,000,000	6,000,000	4.3%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	4/30/2016	9,000,000	9,000,000	9,000,000	9,000,000	6.5%
Argentina	Other Investments	Fats and Oils	Oilseed Distributor	8.89%	0.0%	2/3/2016	3,100,000	3,100,000	3,100,000	3,100,000	2.2%
Chile	Other Investments	Farm Products	Chia Seed Exporter	11.50%	0.0%	12/11/2016	1,900,000	2,000,000	1,900,000	1,900,000	1.4%
Ecuador	Other Investments	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2016	1,756,243	2,000,000	1,756,243	1,756,243	1.3%
Guatemala	Other Investments	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	1,000,000	2,000,000	1,000,000	1,000,000	0.7%
Kenya	Other Investments	Cash Grains	Rice Importer	11.33%	0.0%	2/18/2016	375,182	1,000,000	375,182	375,182	0.3%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	3/03/16	1,000,000	2,000,000	1,000,000	1,000,000	0.7%
Singapore	Export Trading Group Pte. Ltd. (7)	Agricultural Products	Agricultural Products Exporter	11.50%	0.0%	2/7/2016	10,000,000	10,000,000	10,000,000	10,000,000	7.2%
South Africa	Other Investments	Communications equipment	Electronics Assembler	13.00%	0.0%	1/29/16 - 4/15/16	5,918,086	11,000,000	5,918,086	5,918,086	4.3%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	12/22/15 - 1/31/16	2,524,816	4,300,000	2,524,816	2,524,816	1.8%
South Africa	Other Investments (9)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	667,838	1,250,000	667,838	667,838	0.5%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	1/13/16 - 2/11/16	724,219	2,500,000	724,219	724,219	0.5%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	7/1/2015	181,943	750,000	181,943	181,943	0.1%
South Africa	Other Investments	Metals & Mining	Mine Remediation Company	17.50%	0.0%	6/15/16 - 8/15/16	2,500,000	2,500,000	2,500,000	2,500,000	1.8%
South Africa	Other Investments	Agricultural Products	Agricultural Supplies Distributor	10.38%	0.0%	1/14/2016	5,071,000	10,000,000	5,071,000	5,071,000	3.7%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Farm Supplies Wholesaler	12.50%	0.0%	10/17/15 - 12/03/15	1,250,000	1,500,000	1,250,000	1,250,000	0.9%
Tanzania	Other Investments	Cash Grains	Rice Producer	11.50%	0.0%	10/26/2015	3,900,000	3,900,000	3,900,000	3,900,000	2.8%
Zambia	Other Investments	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08%-12.50%	0.0%	10/25/2015	4,500,000	10,000,000	4,500,000	4,500,000	3.2%
Zambia	Other Investments	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	2/14/2016	6,000,000	6,000,000	6,000,000	6,000,000	4.3%
Total Senior Secured Trade Finance Participations									77,069,328	77,069,328	55.6%
Total Investments									$101,346,528	$101,028,104

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]

Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company. Fees, if any, are typically received in connection with term loan transactions and are rarely applicable to trade finance transactions.

[3]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[5]	The interest rate includes 2.5% of deferred interest.
[6]	Interest includes 5.0% of penalty interest due to the borrower missing eight interest payments. This investment was on non-accrual status as of December 31, 2015. See Note 3.
[7]	The transaction is secured by specific collateral held by the borrower’s subsidiaries in Kenya, Tanzania, and Zambia.
[8]	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.

9      The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties but has made some partial payments of principal.

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
[2]

Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company. Fees, if any, are typically received in connection with term loan transactions and are rarely applicable to trade finance transactions.

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

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered with the SEC.

TriLinc Global, LLC (the “Sponsor”) owns 85% of the units of the Advisor, and is the sponsor of the Company. Strategic Capital Advisory Services, LLC (“SCAS”) owns 15% of the Advisor, and is considered an affiliate of the Company. The Sponsor employs staff who operate both the Advisor and the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies.

In May 2012, the Advisor purchased 22,160.665 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,329.639 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. In February 2015, the Company elected to extend its current offering period for up to an additional one year period, expiring on February 25, 2016. On November 18, 2015, the Company elected to extend its current offering for up to an additional six month period, expiring August 25, 2016. On February 19, 2016, the Company elected to further extend its current offering to December 31, 2016. The Company’s board has the right to further extend or terminate the Offering at any time.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries, all of which are Cayman Islands exempted companies. As of December 31, 2015, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.

Through December 31, 2015, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia and Africa.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946 — Financial Services, Investment Companies (“ASC 946”). The Company’s financial information is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements are presented in United States dollars, which is the functional and reporting currency of the Company and all its subsidiaries.

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

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2015. Prepaid insurance is being amortized over the term of the insurance policy, which is one year. The amortization of prepaid expense for the years ended December 31, 2015 and 2014, is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At December 31, 2015, one portfolio company was on non-accrual status with a fair value of $2,681,576 or 2.7% of the fair value of the Company’s total investments.

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

Investments for which market quotations are readily available are valued at those quotations. Most of the Company’s investments are investments in private companies, which are not actively traded in any market and for which quotations are not available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, the Company’s board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

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

3.	The audit committee of the Company’s board of managers reviews and discuss the preliminary valuation prepared by the Advisor and any opinion rendered by Duff & Phelps; and
4.

Our board of managers discuss the valuations and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Advisor, Duff & Phelps and the audit committee. The board of managers is ultimately responsible for the determination, in good faith, of the fair value of each investment.

Below is a description of factors that the Company’s board of managers may consider when valuing our investments.

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

As of December 31, 2015 and 2014, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2015 and 2014.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2015 and 2014. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on December 31, 2016. Through December 31, 2015, such expenses equaled to 5% of the gross proceeds. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On March 28, 2016, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2015. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $5,435,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $2,061,100 of expenses, which have been accrued by the Sponsor as of December 31, 2015. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s Net Asset Value per unit to fall below the prior quarter’s Net Asset Value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2015. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition as of December 31, 2015, all the Company’s investment are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At December 31, 2015, the Company’s investment portfolio included 25 companies and was comprised of $5,474,534 or 5.4% in a senior secured term loan, $18,484,242 or 18.3% in senior secured term loan participations, $77,069,328 or 76.3% in senior secured trade finance participations. At December 31, 2015, the Company’s largest loan by value was $12,862,666 or 12.7% of the total portfolio and the Company’s 5 largest loans by value amounted to an aggregate of $47,562,666, representing 46.9% of total investments. Participation in loans amounted to 94.6% of the Company’s total portfolio at December 31, 2015.

Note 3. Investments

As of December 31, 2015, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan	$5,474,534	$5,474,534	5.4%
Senior secured term loan participations	18,802,666	18,484,242	18.3%
Senior secured trade finance participations	77,069,328	77,069,328	76.3%
Total	$101,346,528	$101,028,104	100.0%

Participations

The majority of the Company’s investments are in the form of Participation Interests (“Participations”).  Participations are interests, which may be divided or undivided, in financing facilities. Participations may be interests in one specific loan or trade finance transaction, several loans or trade finance transactions under a facility, or may be interests in an entire facility.  The Company’s rights under Participations include, without limitations, all corresponding rights in payments, collaterals, guaranties, and any other security interests obtained in the underlying financing facilities.

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to 300 days of accrued interest receivable as of December 31, 2015.  The Company’s interest receivable balances at December 31, 2015 and 2014 are recorded at the amounts that the Company expects to collect.  In addition, certain of the Company’s investment in term loans accrue deferred interest which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2015 and 2014 amounted to $393,430 and $37,814, respectively.

Trade Finance

Trade finance encompasses a variety of lending structures that support the export, import or sale of goods between producers and buyers in various countries and across various jurisdictions. The strategy is most prevalent in the financing of commodities. The Company’s trade finance position typically fall into two broad categories: Pre-export financing and receivable/inventory financing. Pre-export financing represent advances to borrower based on proven orders from buyers. For trade finance, the structure and terms vary according to the nature of the transaction being financed. The structure can take the form of a revolver (up to one year) with draw requests with maturity up to one year based on collateral and performance requirements. The structure can also be specific to the individual transaction being financed, which typically have shorter duration of 60 – 180 days. In terms of underwriting, particular consideration is given to the following:

•	nature of the goods or transaction being financed,
•	the terms associated with the sale and repayment of the goods,
•	the execution risk associated with producing, storing and shipment of the goods,
•	the financial and performance profile of both the borrower and end buyer(s),
•	the underlying advance rate and subsequent LTV associated with lending against the goods that serve to secure the facility or transaction,
•	collateral and financial controls (collection accounts and inventory possession),
•	third party inspections and insurance, and
•	the region, country or jurisdiction in which the financing is being completed.

Collateral varies by transaction, but is typically raw or finished goods inventory, and/or receivables. In the case of pre-export finance, the transaction is secured by purchase orders from buyers or offtake contracts, which are agreements between a buyer and seller to purchase/sell a future product.

Terms depend on the nature of the facility or transaction being financed. As such, they depend on the credit profile of the underlying financing, as well as the speed and detail associated with the request for financing. Interest can be paid as often as monthly or quarterly on revolving facilities (one year in duration) or at maturity when dealing with specific transactions with shorter duration, which is the case for the majority of the Company’s trade finance positions. At times, settlement can be delayed due to documentation, shipment, transportation or port clearing issues, delays associated with the end buyer or off-taker assuming possession, possible changes to contract or offtake terms, and the aggregation of settlement of multiple individual transactions. Conversely, at times payments are made ahead of schedule as transactions either clear faster than expected, borrowers decide to prepay or pay down ahead of schedule, counterparties clear multiple individual transactions in one settlement, or less expensive financing is secured by the borrower.

On occasion, the Company may receive notice that a borrower or counterparty intends to pay ahead of schedule or in one lump sum (settling multiple draw requests all at once). Depending on timing and the ability to redeploy these funds, combined with projected inflows of fund capital, these outsize payments can negatively impact the Company’s performance. In these situations, the credit profile of the borrower, and the transaction in general, is reviewed with the sub-advisor and a request may be made to either stagger payments, where at all possible, or request that payment only be made at the end of that specific financial quarter. These requests or accommodations, which happen very rarely, will only be made where the Company has strong comfort in and around the credit profile of the transaction or borrower.

Prodesa

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  As of December 31, 2015, the Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 and a $500,000 senior secured purchase order revolving credit facility with a balance of $190,000.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company has been working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March 2015 to December 2015. The unpaid interest will be included as part of the longer term plan. Through October 2015, Prodesa had made all interest payments required under the Forbearance Agreement. Interest payments for the months subsequent to October 2015 have not been made by Prodesa due to Prodesa being placed into bankruptcy in November 2015 as described further below. The

Company expects that Prodesa will start making interest payments again once Prodesa exits the bankruptcy process.  Accordingly, the Company is still accruing interest, which amounted to approximately $288,500 as of December 31, 2015, on the Prodesa loans. The Company has estimated the fair value of the Prodesa loans as of December 31, 2015 at $2,940,000 based on a collateral valuation approach as further described in Note 4.

During 2015, Prodesa underwent a change in ownership. Through the month of September 2015, the new ownership had injected over $830,000 in Prodesa for working capital purposes. The Company has been working with Prodesa to re-align its operations and, on October 5, 2015, the Company funded a $400,000 senior secured purchase order revolving credit facility to Prodesa.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. On November 6, 2015, Prodesa paid back to the Company the entire $400,000 and related interest owed under the purchase order facility. On November 20, 2015, the Company funded a second draw under the purchase order facility in the amount of $190,000.

On November 23, 2015, Prodesa was placed into bankruptcy by the Peruvian bankruptcy authority. At the end of August 2015, a supplier of Prodesa had filed an unpaid payable claim for just over $141,000 with the authority. While Prodesa’s management responded to the filing with a proposal to pay the claim off in full by December 2015, Prodesa’s counsel did not follow the necessary filing protocol. Unknown to management, this failure triggered Prodesa being placed into bankruptcy by INDECOPI. Prodesa’s counsel has since been replaced. Since the filing, the Company, together with counsel, has worked in close consort with other key creditors of Prodesa, as well as management, to ensure that this filing would not impair Prodesa’s operations. All key creditors and vendors have agreed to continue to support Prodesa as usual and the initial $141,000 claim has been settled in full. Prodesa is expected to exit the bankruptcy process by the end of April 2016.

During the filing Prodesa launched a new adult product line in response to demand from key customers that has generated over $600,000 to date in new orders. Prodesa’s key sales and distribution channels have also attracted the attention of potential buyers and partners. Initial discussions have commenced with these parties; however, negotiations will only proceed in earnest once Prodesa formally exits the bankruptcy process at the end of April 2016.

Usivale

In May 2015, one of the Company’s borrowers, Usivale Industria E Commercio (“Usivale”), notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of the loans, with an aggregate principal balance of $3,000,000 as of December 31, 2015, the Company originally increased the annual interest rate charged Usivale from 12.43% to 17.43%.  However, as of December 31, 2015, the Company has placed Usivale on non-accrual status effective August 27, 2015, the date of the judicial recovery filing which is described further below. Interest not recorded relative to the original terms of the Usivale loans amounted to approximately $184,500 for the period from August 27, 2015 to December 31, 2015. The Company has estimated the fair value of the Usivale loans as of December 31, 2015 at $2,681,576, based on a discounted cash flow analysis (income approach), and recorded an unrealized depreciation of $318,424 in its Statement of Operations for the year ended December 31, 2015.

On August 27, 2015, Usivale filed for judicial recuperation or recovery (the “Filing”) with the local court in Brazil.  The Filing was led by the ongoing pricing pressure within the sugar market, leading up to the material drop in the month of August, when prices reached a seven year low. The Filing provided for a 180 day “standstill” period relative to any claim for payment by Usivale’s creditors. During this period, Usivale was permitted to operate as usual, but was required to develop and present a recovery plan to its creditors to allow it to emerge from judicial recovery.   Usivale submitted an initial plan to the judicial court for review at the end of November 2015, which was published by the court on January 19, 2016. Creditors had 30 days to review and either approve or reject the plan. As the only secured creditor within the greater credit group, the Company’s acceptance of any plan is required.  On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors will next be convened by the court.  No date for such general assembly has been set at this time.  If an alternative plan cannot be agreed upon, the court can convert a judicial recovery procedure into a formal liquidation.  In the event that Usivale is forced into liquidation, a court-appointed trustee would be charged with selling Usivale’s assets and distribute the resulting proceeds to creditors in the order of priority. After employee claims of approximately $955,000, the Company, as the only secured creditor, would be next in line in terms of recovery proceeds.

Since the initial judicial filing in August 2015, the Company has been in active discussions with Usivale’s management. Representatives of the Company met with Usivale’s management at the end of October 2015, in November 2015 and again in February 2016. The purpose of these discussions and meetings has been to engage Usivale directly and attempt to reach a solution on the Company’s loans to Usivale. In conjunction with these efforts, on March 2, 2016, the Company filed legal action against the personal guarantees of the principals of Usivale. While the full value of these guarantees is still being assessed, it is important to emphasize that the Company’s filing against these guarantees is separate to and outside of the judicial recovery process.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a principal balance outstanding of $667,848 of as December 31, 2015. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor has made partial payments of principal during 2015 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made on October 27, 2015.  The Company has continued to accrue interest on this investment position through December 31, 2015.  Through the latter part of 2015, the depreciation in the South African Rand has proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of December 31, 2015, the Company, together with its sub-advisor, have agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor.  Based on the information available to the Company and according to its valuation policies, the Company has determined that no adjustment to the Company’s investment in the Distributor is needed at December 31, 2015.

As of December 31, 2014, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan participations	$5,750,000	$5,750,000	10.8%
Senior secured trade finance participations	47,697,442	47,697,442	89.2%
Total investments	$53,447,442	$53,447,442	100.0%

The industry composition of the Company’s portfolio, at fair market value as of December 31, 2015 and 2014, was as follows:

	As of December 31, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$27,452,576	27.2%	$9,000,000	16.8%
Cash Grains	4,275,182	4.2%	—	—
Commercial Fishing	1,756,243	1.7%	—	—
Communications Equipment	5,918,086	5.9%	—	—
Construction Materials	181,943	0.2%	5,474,066	10.2%
Consumer Products	8,940,000	8.8%	8,250,000	15.4%
Farm Products	2,900,000	2.9%
Fats and Oils	3,100,000	3.1%	—	—
Fertilizer & Agricultural Chemicals	5,750,000	5.7%	13,532,489	25.5%
Food Products	667,838	0.7%	2,250,000	4.2%
Household Products	—	—	1,400,000	2.6%
Meat, Poultry & Fish	11,524,816	11.4%	7,000,000	13.1%
Metals & Mining	2,500,000	2.5%	2,500,000	4.7%
Packaged Foods & Meats	1,000,000	1.0%	2,000,000	3.7%
Primary Metal Industries	6,000,000	5.9%	—	—
Programing and Data Processing	5,474,534	5.4%	—	—
Textiles, Apparel & Luxury Goods	724,219	0.7%	2,040,887	3.8%
Water Transportation	12,862,666	12.7%	—	—
Total	$101,028,104	100.0%	$53,447,442	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$27,800,000	27.5%	$17,500,000	32.7%
Brazil	8,156,110	8.1%	3,000,000	5.6%
Chile	1,900,000	1.9%	—	—
Ecuador	1,756,243	1.7%	—	—
Guatemala	1,000,000	1.0%	—	—
Kenya	375,182	0.4%	5,000,000	9.4%
Namibia	1,000,000	1.0%	2,000,000	3.7%
Nigeria	12,862,666	12.7%	—	—
Peru	2,940,000	2.9%	2,750,000	5.1%
Singapore	10,000,000	9.9%	—	—
South Africa	18,837,902	18.6%	18,867,044	35.4%
Tanzania	3,900,000	3.9%	—	—
Zambia	10,500,000	10.4%	4,330,398	8.1%
Total	$101,028,104	100.0%	$53,447,442	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2015:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$5,474,534	$—	$—	$5,474,534
Senior secured term loan participations	18,484,242	—	—	18,484,242
Senior secured trade finance participations	77,069,328	—	—	77,069,328
Total	$101,028,104	$—	$—	$101,028,104

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2014:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$5,750,000	$—	$—	$5,750,000
Secured mezzanine term loan	47,697,442	—	—	47,697,442
Total	$53,447,442	$—	$—	$53,447,442

The following is a reconciliation of activity for the year ended December 31, 2015, of investments classified as Level 3:

	Fair Value at December 31, 2014	Purchases	Maturities or Prepayments	Amortization	Net change in unrealized appreciation (depreciation)	Fair Value at December 31, 2015
Senior secured term loan	$—	$5,500,000	$(25,466)	$—	$—	$5,474,534
Senior secured term loan participations	5,750,000	13,446,833	(400,000)	5,833	(318,424)	18,484,242
Senior secured trade finance participations	47,697,442	119,422,199	(90,050,313)	—		77,069,328
Total	$53,447,442	$138,369,032	$(90,475,779)	$5,833	$(318,424)	$101,028,104

The following is a reconciliation of activity for the year ended December 31, 2014 of investments classified as Level 3:

	Fair Value at December 31, 2013	Purchases	Maturities or Prepayments	Amortization	Net change in unrealized appreciation (depreciation)	Fair Value at December 31, 2014
Senior secured term loan participations	$3,000,000	$3,326,000	$(576,000)	$—	$—	$5,750,000
Secured mezzanine term loan	2,952,836	1,944,777	(5,000,000)	102,387	—	—
Senior secured trade finance participations	594,225	69,721,771	(22,618,554)	—	—	47,697,442
Unsecured short term note receivable	—	3,000,000	(3,000,000)	—	—	—
Total	$6,547,061	$77,992,548	$(31,194,554)	$102,387	$—	$53,447,442

There were no realized gains or losses for any of our investments classified as Level 3 during the years ended December 31, 2015 and 2014.

As of December 31, 2015, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2015:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$77,069,328	Income approach	Market yield	8.89% – 17.50% (12.04%)
Senior secured term loan	$5,474,534	Income approach	Market yield	13.50%
Senior secured term loan participations	$15,544,242	Income approach	Market yield	15.83% - 17.43%(16.13%)
Senior secured term loan participations	$2,940,000	Collateral based approach	Value of collateral	N/A

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

As of December 31, 2015 and 2014, with respect to the restructured loans to Prodesa, the Company has chosen to determine their estimated fair value based on a collateral valuation approach.  The Company’s decision to do so was not based upon a belief that the Company will need to liquidate the collateral securing the loans to Prodesa, but rather because the Company considered the collateral valuation approach to be the most appropriate due to the availability and reliability of inputs. The Company has recently conducted several onsite visits and interviews to corroborate the collateral and as such, continues to believe in the reliability of the collateral and its associated estimated value.  In addition, the Company is working with Prodesa to re-align its operations (see Note 3). Once Prodesa has finalized a long term plan, the Company may once again return to an income approach to estimate the fair value of the loans to Prodesa.

For details of the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 3.

Note 5. Related Parties

Agreements

Advisory Agreement

On February 19, 2016, the Company’s board of managers determined to extend the Amended and Restated Advisory Agreement, (the “Advisory Agreement”) effective March 24, 2016, for an additional one-year term.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee for the years ended December 31, 2015 and 2014.

Transactions

On March 31, 2014 and December 31, 2013, the Sponsor made permanent capital contributions to the Company in the amount of $31,750 and $51,034, respectively, to cover the amount of distributions paid by the Fund that were in excess of net investment income. These contributions are not covered by the Responsibility Agreement and thus will not be repaid to the Sponsor by the Company.

As discussed in Note 2, for the year ended December 31, 2015 and 2014, the Sponsor assumed responsibility for $3,384,145 and $2,327,720 of the Company’s operating expenses, management and incentive fees, which are deferred under the Responsibility Agreement.

For the years ended December 31, 2015 and 2014, the Advisor earned $2,006,532 and $794,737, respectively, in management fees and $1,576,895 and $544,147, respectively, in incentive fees.

Since the inception of the Company through December 31, 2015, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $5,435,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $2,061,100 of expenses, which have been accrued by the Sponsor as of December 31, 2015. Such expenses, in the aggregate of $7,496,500 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million as further described in Note 2.

As of December 31, 2015 and 2014, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $1,874,932 and $791,088, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the years ended December 31, 2015 and 2014, the Company paid $1,374,301 and $804,607, respectively, in dealer manager fees and $5,413,957 and $2,151,837, respectively, in selling commission to our dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of our units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

On July 9, 2014, the Company repurchased 2,840.21 Class A units from the Sponsor at a price of $9.025 per unit for a total of $25,634.

On December 31, 2014, the Company repurchased 4,432.133 Class A units from the Sponsor at a price of $9.025 per unit for a total of $40,000.

As of December 31, 2015 and 2014, due to affiliates, which were related to reimbursement of offering expenses to the Company’s Sponsor, amounted to $472,057 and $29,489, respectively.

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, the Company’s Sponsor has absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations. If the Company’s Sponsor does not absorb the Company’s operating expenses, the distributions the Company pays to its unitholders may need to be reduced. The Company’s Sponsor is under no obligation to continue to pay the Company’s operating expenses beyond December 31, 2015, and if the Sponsor chooses not to continue to extend its obligations beyond that date, the Company’s distributions to the Company’s unitholders may be reduced.

Note 6. Organization and Offering Costs

As of December 31, 2015, the Sponsor has paid approximately $9,766,500 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $2,945,300 and $2,009,000, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, the Company paid $4,383,644 and $2,732,776, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to December 31, 2015, the Company has reimbursed the Sponsor a total of $7,822,366 of offering costs since the Company started operations and there is a remaining balance of approximately $2,180,100 of offering and organization costs to be reimbursed to the Sponsor.

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

The following table is a summary of transactions with respect to the Company’s units during the year ended December 31, 2015:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2014	the Period	the Period	2015
Class A units	3,037,222	6,678,422	(6,491)	9,709,153
Class C units	419,282	656,691	(2,374)	1,073,599
Class I units	3,826,456	1,627,301	(10,141)	5,443,616
Total	7,282,960	8,962,414	(19,006)	16,226,368

The total of 8,962,414 units issued during the year ended December 31, 2015 included 305,480 units issued under the Amended and Restated Distribution Reinvestment Plan (“Distribution Reinvestment Plan”) at a value of $2,756,952.

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

For the year ended December 31, 2015, the Company had received and processed 6 repurchase requests. The Company repurchased an aggregate of 6,491 Class A units, 2,374 Class C units, and 10,141 Class I units at a price of $9.025 per unit for a total of $171,528.

For the year ended December 31, 2014, the Company had received and processed two repurchase requests. The Company repurchased an aggregate of 7,272 Class A units from the Sponsor at the net current offering price of $9.025 per unit for a total of $65,634.

The following table is a summary of the units issued during the year ended December 31, 2014:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2013	the Period	the Period	2014
Class A units	377,317	2,667,178	(7,272)	3,037,222
Class C units	42,722	376,560	-	419,282
Class I units	1,139,098	2,687,358	-	3,826,456
Total	1,559,137	5,731,096	(7,272)	7,282,960

Note 8. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. From July 2013 through April 2014, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (“Distribution rate”) (less the distribution fee for Class C Units). From May 2014 to December 2014, the Distribution rate was increased to $0.00197808 per unit per day. For the years ended December 31, 2015 and 2014, $4,808,358 and $1,939,052, respectively, of these distributions were paid in cash and $2,756,952 and $812,669, respectively, were reinvested in units for those unitholders participating in the Company Distribution Reinvestment Plan.

The following table summarizes the distributions paid for the years ended December 31, 2015 and 2014.

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2015	January 20, 2015	$0.00197808	$312,366	$142,891	$455,257
February 28, 2015	February 17, 2015	$0.00197808	291,738	138,924	430,662
March 31, 2015	March 24, 2015	$0.00197808	340,746	159,495	500,241
April 30, 2015	April 22, 2015	$0.00197808	342,816	169,835	512,651
May 31, 2015	May 11, 2015	$0.00197808	367,424	189,037	556,461
June 30, 2015	June 12, 2015	$0.00197808	369,596	197,201	566,797
July 31, 2015	July 21, 2015	$0.00197808	403,067	226,381	629,448
August 31, 2015	August 7, 2015	$0.00197808	426,556	250,001	676,557
September 30, 2015	September 22, 2015	$0.00197808	434,227	268,521	702,748
October 31, 2015	October 20, 2015	$0.00197808	471,260	304,156	775,416
November 30, 2015	November 10, 2015	$0.00197808	493,573	326,731	820,304
December 31, 2015	December 17, 2015	$0.00197808	554,989	383,779	938,768
Total for 2015			$4,808,358	$2,756,952	$7,565,310

January 31, 2014	January 28, 2014	$0.00173082	$71,492	$21,091	$92,583
February 28, 2014	February 24, 2014	$0.00173082	84,061	19,925	103,986
March 31, 2014	March 25, 2014	$0.00173082	95,463	30,466	125,929
April 30, 2014	April 21, 2014	$0.00173082	97,896	40,089	137,985
May 31, 2014	May 25, 2014	$0.00197808	121,686	51,552	173,239
June 30, 2014	June 25, 2014	$0.00197808	129,488	59,962	189,450
July 31, 2014	July 22, 2014	$0.00197808	153,606	71,215	224,821
August 31, 2014	August 8, 2014	$0.00197808	187,950	80,373	268,323
September 30, 2014	September 30, 2014	$0.00197808	203,038	90,994	294,032
October 31, 2014	October 21, 2014	$0.00197808	237,831	106,505	344,336
November 30, 2014	October 11, 2014	$0.00197808	260,366	111,951	372,317
December 31, 2014	December 16, 2014	$0.00197808	296,175	128,546	424,721
Total for 2014			$1,939,052	$812,669	$2,751,722

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2015 and 2014. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and therefore the financial highlights are equal for each of the outstanding classes.

	Twelve Months Ended
	December 31,	December 31,
	2015	2014
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.482)	(0.472)
Net Proceeds after offering costs	8.543	8.553
Net investment income	0.750	0.694
Net change in unrealized depreciation on investments	(0.030)	—
Distributions	(0.720)	(0.702)
Capital contribution	—	0.008
Net increase/(decrease) in net assets	—	—
Net asset value at end of period	8.543	8.553
Total return based on net asset value (3)(4)	8.42%	8.20%
Net assets at end of period	$138,620,607	$62,289,992
Units Outstanding at end of period	16,226,368	7,282,960
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income to average net assets	8.47%	8.55%
Ratio of net operating expenses to average net assets	1.98%	2.05%

[1]	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2015 and 2014, which were 10,511,262 and 3,921,471, respectively.
[2]	Represents net asset value at the beginning of the period.
[3]

Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014, and December 31, 2013, of $31,750 and $51,034, respectively, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

[4]

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the years ended December 31, 2015 and 2014, prior to the effect of the Responsibility Agreement were as follows: total return: 4.66% and (0.99%), ratio of net investment income/(loss): 4.68% and (1.45%), and ratio of net expenses to average net assets: 5.77% and 9.12%, respectively.

Note 10. Selected Quarterly Data (Unaudited)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$2,987,504	$2,733,420	$2,149,657	$1,786,482
Net investment income	$2,853,465	$2,008,560	$1,636,553	$1,385,899
Net change in unrealized depreciation on investments	$(318,424)	$—	$—	$—
Net increase in net assets resulting from operations	$2,535,041	$2,008,560	$1,636,553	$1,385,899
Basic and diluted earnings per unit	$0.18	$0.18	$0.18	$0.18
Net asset value per unit as of the end of the quarter	$8.543	$8.546	$8.549	$8.551

	2014
	Q4	Q3	Q2	Q1
Total investment income	$1,558,624	$865,908	$657,661	$289,773
Net investment income	$1,149,700	$782,949	$498,314	$289,773
Net increase in net assets resulting from operations	$1,149,700	$782,949	$498,314	$289,773
Basic and diluted earnings per unit	$0.08	$0.18	$0.17	$0.14
Net asset value per unit as of the end of the quarter	$8.553	$8.557	$8.559	$8.565

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2015, except as discussed below.

Distributions

On January 19, 2016, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2016. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee with respect to Class C units). On February 1, 2016, $582,740 of these distributions were paid in cash and on January 31, 2016, $421,766 were reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On February 19, 2016, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2016. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee with respect to Class C units). On March 1, 2016, $582,483 of these distributions were paid in cash and on February 29, 2016, $427,352 were reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On March 28, 2016, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2016. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 1, 2016.

Status of the Offering

Subsequent to December 31, 2015 through March 25, 2016, the Company sold approximately 3,096,000 units in the Offering (including units issued pursuant to the DRIP) for approximately $29,867,000 in gross proceeds. As of March 25, 2016, the Company had received approximately $186.3 million in total gross offering proceeds through the issuance of approximately 19.4 million total units in the Offering (including units issued pursuant to the DRIP).

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

Investments

Subsequent to December 31, 2015 through March 25, 2016, the Company funded approximately $36.3 million in new loans and received proceeds from repayment of loans of approximately $23.6 million.

Agreements

On February 19, 2016, the Company’s board of managers determined to extend the Advisory Agreement effective March 24, 2016, for an additional one-year term.

On March 28, 2016 the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the terms of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2015, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2015. For additional information refer to Note 2 and 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2016.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 30, 2016
Gloria S. Nelund

/s/ Brent L. VanNorman	Chief Financial Officer, Manager (principal financial and accounting officer)	March 30, 2016
Brent L. VanNorman

/s/ Terry Otton	Manager	March 30, 2016
Terry Otton

/s/ Cynthia Hostetler	Manager	March 30, 2016
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 30, 2016
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