Form 10-Q
period 2016-03-31
TriLinc Global Impact Fund LLC
filed 2016-05-13
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $126,254,063 and $101,346,528, respectively)	$125,876,561	$101,028,104
Cash	36,879,526	33,246,769
Interest receivable	3,779,476	3,580,530
Due from affiliates (see Note 5)	2,144,985	1,874,932
Prepaid expenses	45,895	53,181
Total assets	168,726,443	139,783,516

LIABILITIES
Due to unitholders	662,106	548,700
Management fee payable	225,975	135,863
Unit repurchases payable	4,502,964	—
Due to affiliates (see Note 5)	146,710	472,057
Other payables	13,533	6,289
Total liabilities	5,551,288	1,162,909
Commitments and Contingencies (see Note 5)
NET ASSETS	$163,175,155	$138,620,607

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$96,397,340	$87,625,105
Net capital paid in on Class C units	22,492,133	9,689,230
Net capital paid in on Class I units	53,753,546	49,128,638
Offering costs	(9,467,864)	(7,822,366)
Net assets (equivalent to $8.530 and $8.543, respectively per unit based on total units outstanding of 19,129,421 and 16,226,368, respectively)	$163,175,155	$138,620,607
Net assets, Class A (units outstanding of 10,681,146 and 9,709,153, respectively)	$91,110,844	$82,944,542
Net assets, Class C (units outstanding of 2,492,203 and 1,073,599, respectively)	21,258,648	9,171,672
Net assets, Class I (units outstanding of 5,956,072 and 5,443,616, respectively)	50,805,663	46,504,393
NET ASSETS	$163,175,155	$138,620,607

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	March 31,	March 31,
	2016	2015
INVESTMENT INCOME
Interest income	$3,249,585	$1,768,866
Interest from cash	92,269	17,616
Total investment income	3,341,854	1,786,482
EXPENSES
Management fees	816,326	361,748
Incentive fees	650,348	277,180
Professional fees	289,031	289,988
General and administrative expenses	201,876	144,057
Board of managers fees	46,875	46,875
Total expenses	2,004,456	1,119,848
Expense support payment from Sponsor	(1,914,344)	(719,265)
Net expenses	90,112	400,583
NET INVESTMENT INCOME	3,251,742	1,385,899
Net change in unrealized depreciation on investments	(59,077)	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,192,665	$1,385,899

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.18	$0.18
EARNINGS PER UNITS - BASIC AND DILUTED	$0.18	$0.18
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	17,816,842	7,804,588

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	March 31,	March 31,
	2016	2015
INCREASE FROM OPERATIONS
Net investment income	$3,251,742	$1,385,899
Net change in unrealized depreciation on investments	(59,077)	—
Net increase from operations	3,192,665	1,385,899
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(1,872,086)	(597,038)
Distributions to Class C unitholders	(300,798)	(84,759)
Distributions to Class I unitholders	(1,016,190)	(704,363)
Net decrease from distributions	(3,189,074)	(1,386,160)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	13,383,247	6,308,401
Issuance of Class C units	12,803,403	1,165,174
Issuance of Class I units	4,621,436	2,774,805
Repurchase of units	(4,611,631)	—
Offering costs	(1,645,498)	(550,229)
Net increase from capital transactions	24,550,957	9,698,151
NET INCREASE IN NET ASSETS	24,554,548	9,697,890
Net assets at beginning of period	138,620,607	62,289,992
Net assets at end of period	$163,175,155	$71,987,882

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	March 31,	March 31,
	2016	2015
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,192,665	$1,385,899
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(49,897,194)	(31,259,529)
Maturity of investments	24,994,660	23,282,033
Net change in unrealized depreciation on investments	59,077	—
Accretion of discounts on investments	(5,000)	—
Increase in interest receivable	(198,946)	(269,141)
Increase in due from affiliates	(270,053)	(329,548)
Decrease in prepaid expenses	7,286	6,089
Increase in due to unitholders	113,406	43,751
Increase in management fee payable	90,112	48,263
Increase in other payable	7,244	819
NET CASH USED IN OPERATING ACTIVITIES	(21,906,743)	(7,091,364)
Cash flows from financing activities
Net proceeds from issuance of units	29,476,761	9,807,070
Distributions paid to unitholders	(1,857,749)	(944,850)
Payments of offering costs	(1,970,845)	(567,906)
Repurchase of units	(108,667)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,539,500	8,294,314
TOTAL INCREASE IN CASH	3,632,757	1,202,950
Cash at beginning of period	33,246,769	7,875,917
Cash at end of period	$36,879,526	$9,078,867
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$1,331,325	$441,310

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2016

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (14)	Programing and Data Processing	IT Service Provider	13.50%	2.0%	10/31/2019	$5,296,274	N/A	$5,296,274	$5,296,274	3.2%
Total Senior Secured Term Loan (1)									5,296,274	5,296,274	3.2%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	17.43%	0.0%	12/15/2016 - 5/15/2017	3,000,000	100%	3,000,000	2,681,576	1.6%
Nigeria	Helios Maritime I Ltd. (8)	Water Transportation	Marine Logistics Provider	15.61%	0.8%	9/16/2020	12,956,833	100%	12,867,666	12,867,666	7.9%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016 - 6/15/2017	3,500,000	100%	3,500,000	3,500,000	2.1%
Total Senior Secured Term Loan Participations									19,367,666	19,049,242	11.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos (15)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	9/3/2016 - 9/30/2016	15,000,000	52%	15,000,000	15,000,000	9.2%
Argentina	Other Investments (16)	Consumer Products	Dairy Co-Operative	10.90%	0.0%	2/25/2016 - 3/31/2016 (12)	6,000,000	16%	6,000,000	6,000,000	3.7%
Argentina	Frigorifico Regional Industrias Alimenticias S.A. (16)	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	4/30/2016	9,000,000	32%	9,000,000	9,000,000	5.5%
Argentina	Other Investments (16)	Fats and Oils	Oilseed Distributor	8.89%	0.0%	2/3/2016-3/1/2016 (12)	5,100,000	85%	5,100,000	5,100,000	3.1%
Chile	Other Investments (15)	Farm Products	Chia Seed Exporter	11.50%	0.0%	12/11/2016	1,900,000	100%	1,900,000	1,900,000	1.2%
Ecuador	Other Investments (15)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2016	1,462,700	100%	1,462,700	1,462,700	0.9%
Ghana	Other Investments (17)	Electric Services	Power Producer	11.50%	0.0%	3/10/2017	6,000,000	35%	6,000,000	6,000,000	3.7%
Guatemala	Other Investments (15)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	1,000,000	25%	1,000,000	1,000,000	0.6%
Kenya	Other Investments (17)	Cash Grains	Rice Importer	11.33%	0.0%	5/15/2016	24,470	48%	24,470	24,470	0.0%
Namibia	Other Investments (16)	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	3/3/2016 (3)	1,000,000	43%	1,000,000	1,000,000	0.6%
Singapore	Export Trading Group Pte. Ltd. (7) (17)	Agricultural Products	Agricultural Products Exporter	11.50%	0.0%	4/1/2016	10,000,000	16%	10,000,000	10,000,000	6.1%
South Africa	Other Investments (17)	Communications equipment	Electronics Assembler	13.00%	0.0%	1/29/2016 - 4/15/2016 (3)	3,728,340	25%	3,728,340	3,728,340	2.3%
South Africa	Other Investments (17)	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	12/15/2015 (12)	600,000	18%	600,000	600,000	0.4%
South Africa	Other Investments (17)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015 (9)	761,684	19%	820,761	761,684	0.5%
South Africa	Other Investments (17)	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	5/17/2016 - 5/28/2016	280,181	18%	280,181	280,181	0.2%
South Africa	Other Investments (17)	Construction Materials	Construction Materials Distributor	12.75%	0.0%	7/1/2015 (12)	167,355	14%	167,355	167,355	0.1%
South Africa	Other Investments (16)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	6/15/2016 - 8/15/2016	2,500,000	27%	2,500,000	2,500,000	1.5%
South Africa	Other Investments (17)	Agricultural Products	Agricultural Supplies Distributor	10.38%	0.0%	4/24/2016 - 5/30/2016	2,027,789	44%	2,027,789	2,027,789	1.2%
Tanzania	Other Investments (17)	Cash Grains	Rice Producer	11.50%	0.0%	10/26/2015 (12)	3,900,000	74%	3,900,000	3,900,000	2.4%
Zambia	Other Investments (17)	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08%-12.50%	0.0%	10/25/15 - 5/3/2016 (13)	5,078,526	19%	5,078,526	5,078,526	3.1%
Zambia	Other Investments (15)	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	8/13/2016	6,000,000	86%	6,000,000	6,000,000	3.7%
Total Senior Secured Trade Finance Participations									81,590,122	81,531,045	50.0%
Short Term Notes and Bridge Loan (1)
Mauritius	Barak Fund Management Ltd.(10), (17)	Financial Services	Investment Manager	12.00%	0.8%	5/22/2016	15,000,000	N/A	15,000,000	15,000,000	9.2%
Singapore	Export Trading Group Pte. Ltd. (11), (17)	Agricultural Products	Agricultural Products Exporter	12.00%	0.8%	6/20/2016	5,000,000	8%	5,000,000	5,000,000	3.1%
Total Short Term Notes and Bridge Loan									20,000,000	20,000,000	12.3%

Total Investments									$126,254,063	$125,876,561

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
[2]

Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company. Fees, if any, are typically received in connection with term loan transactions and are rarely applicable to trade finance transactions.

[3]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower. The Company typically does not consider trade finance investments to be past due until they are over 90 days past the maturity date.

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Interest accruing includes 2.5% of deferred interest due at maturity. See discussion about Prodesa in Note 3.
[6]	Interest includes 5.0% of penalty interest due to the borrower missing 11 interest payments. This investment was on non-accrual status as of March 31, 2016. See Note 3.
[7]	The transaction is secured by specific collateral held by the borrower’s subsidiaries in Kenya, Tanzania, and Zambia.
[8]	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid monthly, and also includes 4.68% of deferred interest due at maturity. Monthly principal payments starting in May 2016
9

The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties, but has made some partial payments of principal. The amortized cost includes $152,923 of interest which has been capitalized as of March 31, 2016.  This investment was on non-accrual status as of March 31, 2016.  See Note 3.

10	Barak Fund Management Ltd. is a sub-advisor to the Company. This unsecured short term note was provided to support a strategic temporary investment.
11	Senior secured bridge loan secured by shares in the borrower.
12	This investment was repaid in full during April 2016.
13

$4.1 million of this investment has a maturity date of 10/25/15.  The Zambian government, as the purchaser of fertilizer, is responsible for the repayment of this trade finance transaction.  The Company has access to insurance should the Zambian government not pay.  In addition, the Company ultimately has recourse to the borrower for repayment.

14	Principal and interest paid monthly.
15	Monthly interest only payment. Principal due at maturity.
16	Quarterly interest only payment. Principal due at maturity.
17	Principal and interest paid at maturity.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2015

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Current Commitment (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments	Programing and Data Processing	IT Service Provider	13.50%	0.0%	10/31/2019	$5,474,534	$14,000,000	$5,474,534	$5,474,534	3.9%
Total Senior Secured Term Loan (1)									5,474,534	5,474,534	3.9%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	17.43%	0.0%	12/15/2016-5/15/2017	3,000,000	3,000,000	3,000,000	2,681,576	1.9%
Nigeria	Helios Maritime I Ltd. (8)	Water Transportation	Marine Logistics Provider	15.42%	0.8%	9/16/2020	12,956,833	16,050,000	12,862,666	12,862,666	9.3%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	15.50%-15.60%	0.0%	12/22/2016-6/15/2017	2,940,000	3,250,000	2,940,000	2,940,000	2.1%
Total Senior Secured Term Loan Participations									18,802,666	18,484,242	13.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina De Granos	Agricultural Products	Agriculture Distributor	9.00%	0.0%	12/15/2015 - 9/23/16	9,700,000	13,000,000	9,700,000	9,700,000	7.0%
Argentina	Other Investments	Consumer Products	Dairy Co-Operative	10.90%	0.0%	2/25/16 - 3/31/16	6,000,000	6,000,000	6,000,000	6,000,000	4.3%
Argentina	Frigorifico Regional Industrias Alimenticias S.A.	Meat, Poultry & Fish	Beef Exporter	11.98%	0.0%	4/30/2016	9,000,000	9,000,000	9,000,000	9,000,000	6.5%
Argentina	Other Investments	Fats and Oils	Oilseed Distributor	8.89%	0.0%	2/3/2016	3,100,000	3,100,000	3,100,000	3,100,000	2.2%
Chile	Other Investments	Farm Products	Chia Seed Exporter	11.50%	0.0%	12/11/2016	1,900,000	2,000,000	1,900,000	1,900,000	1.4%
Ecuador	Other Investments	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2016	1,756,243	2,000,000	1,756,243	1,756,243	1.3%
Guatemala	Other Investments	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	1,000,000	2,000,000	1,000,000	1,000,000	0.7%
Kenya	Other Investments	Cash Grains	Rice Importer	11.33%	0.0%	2/18/2016	375,182	1,000,000	375,182	375,182	0.3%
Namibia	Other Investments	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	3/03/16	1,000,000	2,000,000	1,000,000	1,000,000	0.7%
Singapore	Export Trading Group Pte. Ltd. (7)	Agricultural Products	Agricultural Products Exporter	11.50%	0.0%	2/7/2016	10,000,000	10,000,000	10,000,000	10,000,000	7.2%
South Africa	Other Investments	Communications equipment	Electronics Assembler	13.00%	0.0%	1/29/16 - 4/15/16	5,918,086	11,000,000	5,918,086	5,918,086	4.3%
South Africa	Other Investments	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	12/22/15 - 1/31/16	2,524,816	4,300,000	2,524,816	2,524,816	1.8%
South Africa	Other Investments (9)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	667,838	1,250,000	667,838	667,838	0.5%
South Africa	Other Investments	Textiles, Apparel & Luxury Goods	Textile Distributor	15.00%	0.0%	1/13/16 - 2/11/16	724,219	2,500,000	724,219	724,219	0.5%
South Africa	Other Investments	Construction Materials	Construction Materials Distributor	12.75%	0.0%	7/1/2015	181,943	750,000	181,943	181,943	0.1%
South Africa	Other Investments	Metals & Mining	Mine Remediation Company	17.50%	0.0%	6/15/16 - 8/15/16	2,500,000	2,500,000	2,500,000	2,500,000	1.8%
South Africa	Other Investments	Agricultural Products	Agricultural Supplies Distributor	10.38%	0.0%	1/14/2016	5,071,000	10,000,000	5,071,000	5,071,000	3.7%
South Africa	Other Investments	Fertilizer & Agricultural Chemicals	Farm Supplies Wholesaler	12.50%	0.0%	10/17/15 - 12/03/15	1,250,000	1,500,000	1,250,000	1,250,000	0.9%
Tanzania	Other Investments	Cash Grains	Rice Producer	11.50%	0.0%	10/26/2015	3,900,000	3,900,000	3,900,000	3,900,000	2.8%
Zambia	Other Investments	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08%-12.50%	0.0%	10/25/2015	4,500,000	10,000,000	4,500,000	4,500,000	3.2%
Zambia	Other Investments	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	2/14/2016	6,000,000	6,000,000	6,000,000	6,000,000	4.3%
Total Senior Secured Trade Finance Participations									77,069,328	77,069,328	55.6%
Total Investments									$101,346,528	$101,028,104

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Loan commitments are subject to the availability of funds and do not represent a contractual obligation to provide funding to the borrower.
[5]	Interest accruing includes 2.5% of deferred interest due at maturity.
6	Interest includes 5.0% of penalty interest due to the borrower missing 11 interest payments. This investment was on non-accrual status as of March 31, 2016. See Note 3.
7	The transaction is secured by specific collateral held by the borrower’s subsidiaries in Kenya, Tanzania, and Zambia.
8	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
9

The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties but has made some partial payments of principal.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2016

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1.5 billion in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. In February 2015, the Company elected to extend its current offering period for up to an additional one year period, expiring on February 25, 2016. On November 18, 2015, the Company elected to extend its current offering for up to an additional six month period, expiring August 25, 2016. On February 19, 2016, the Company elected to further extend its current offering to December 31, 2016. Our board has the right to further extend or terminate the Offering at any time.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries, all of which are Cayman Islands exempted companies. As of March 31, 2016, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.

Through March 31, 2016, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia and Africa.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2016.

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

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2015. Prepaid insurance is being amortized over the term of the insurance policy which is one year. The amortization of prepaid expenses for the three months ended March 31, 2016 and 2015 is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan, Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At March 31, 2016, two portfolio companies were on non-accrual status with an aggregate fair value of $3,443,260 or 2.1% of the fair value of the Company’s total investments.

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
•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. Certain investments may be valued based upon estimated value of underlying collateral and include adjustments deemed necessary for estimates of costs to obtain control and liquidate available collateral. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

As of March 31, 2016, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2012.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2016 and 2015.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2016 and December 31, 2015. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on December 31, 2016. Through March 31, 2016, such expenses equaled to 5% of the gross proceeds. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On May 11, 2016, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through March 31, 2016. Since the inception of the Company through March 31, 2016, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $6,904,800 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $2,506,000 of expenses, which have been accrued by the Sponsor as of March 31, 2016. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the primary offering, provided any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. While the Company has raised almost $200 million of gross proceeds in the primary offering as of March 31, 2016, the Company has not met the Gross Proceeds Hurdle for the quarter ending March 31, 2016 because any reimbursement would cause the Company’s net assets value per unit to fall below the prior quarter. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of March 31, 2016. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on the Company’s financial statements.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition as of March 31, 2016, all the Company’s investment are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At March 31, 2016, the Company’s investment portfolio included 26 companies and was comprised of $5,296,274 or 4.2% in a senior secured term loan, $19,049,242 or 15.1% in senior secured term loan participations, $81,531,045 or 64.8% in senior secured trade finance participations, and $20,000,000 or 15.9% in short term note and bridge loan. The Company’s largest loan by value was $20,000,000 or 15.9% of total investments. The Company’s 5 largest loans by value comprised 53.2% of the Company’s portfolio at March 31, 2016. Participation in loans amounted to 83.8% of the Company’s total portfolio at March 31, 2016.

Note 3. Investments

As of March 31, 2016, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan	$5,296,274	$5,296,274	4.2%
Senior secured term loan participations	19,367,666	19,049,242	15.1%
Senior secured trade finance participations	81,590,122	81,531,045	64.8%
Short term note and bridge loan	20,000,000	20,000,000	15.9%
Total investments	$126,254,063	$125,876,561	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to 300 days of accrued interest receivable as of March 31, 2016.  In addition, certain of the Company’s investment in term loans accrue deferred interest which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of March 31, 2016 and December 31, 2015 amounted to $571,112 and $393,430, respectively. The Company’s interest receivable balances at March 31, 2016 and December 31, 2015 are recorded at the amounts that the Company expects to collect.

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

Prodesa

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  As of March 31, 2016, the Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 and a $950,000 senior secured purchase order revolving credit facility with a balance of $750,000.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company has been working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March 2015 to December 2015. The unpaid interest will be included as part of the longer term plan. Through October 2015, Prodesa had made all interest payments required under the Forbearance Agreement. Interest payments required under the term loans for the months subsequent to October 2015 have not been made by Prodesa due to Prodesa being placed into bankruptcy in November 2015 as described further below. The Company expects that Prodesa will start making interest payments again once Prodesa exits the bankruptcy process.  Accordingly, the Company is still accruing interest, which amounted to approximately $401,700 as of March 31, 2016, on the Prodesa loans. The Company has estimated the fair value of the Prodesa loans as of March 31, 2016 at $3,500,000 based on a collateral valuation approach as further described in Note 4.

During 2015, Prodesa underwent a change in ownership. Through the month of September 2015, the new ownership had injected over $830,000 in Prodesa for working capital purposes. The Company has been working with Prodesa to re-align its operations and, on October 5, 2015, the Company funded a $400,000 senior secured purchase order revolving credit facility to Prodesa.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. On November 6, 2015, Prodesa paid back to the Company the entire $400,000 and related interest owed under the purchase order facility. On November 20, 2015, the Company funded a second draw under the purchase order facility in the amount of $190,000 which was repaid in full on February 29, 2016. During the three months ended March 31, 2016, the Company funded three additional draws under the purchase order facility for an aggregate of $750,000.

On November 23, 2015, Prodesa was placed into bankruptcy by the Peruvian bankruptcy authority. At the end of August 2015, a supplier of Prodesa had filed an unpaid payable claim for just over $141,000 with the authority. While Prodesa’s management responded to the filing with a proposal to pay the claim off in full by December 2015, Prodesa’s counsel did not follow the necessary filing protocol. Unknown to management, this failure triggered Prodesa being placed into bankruptcy. Prodesa’s counsel has since been replaced. Since the filing, the Company, together with counsel, has worked in close consort with other key creditors of Prodesa, as well as management, to ensure that this filing would not impair Prodesa’s operations. All key creditors and vendors have agreed to continue to support Prodesa as usual and the initial $141,000 claim has been settled in full. Prodesa exited the bankruptcy process on April 22, 2016 and made a principal payment to the Company of $400,000 on April 29, 2016.

Usivale

In May 2015, one of the Company’s borrowers, Usivale Industria E Commercio (“Usivale”), notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of the loans, with an aggregate principal balance of $3,000,000 as of March 31, 2016, the Company originally increased the annual interest rate charged Usivale from 12.43% to 17.43%.  However, as of March 31, 2016, the Company has placed Usivale on non-accrual status effective August 27, 2015, the date of the judicial recovery filing which is described further below. Interest not recorded relative to the original terms of the Usivale loans amounted to approximately $132,200 for the three months ended March 31, 2016. The Company has estimated the fair value of the Usivale loans as of March 31, 2016 at $2,681,576, based on a discounted cash flow analysis (income approach), which is unchanged from the estimated fair value as of December 31, 2015.

On August 27, 2015, Usivale filed for judicial recuperation or recovery (the “Filing”) with the local court in Brazil.  The Filing was led by the ongoing pricing pressure within the sugar market, leading up to the material drop in the month of August, when prices reached a seven year low. The Filing provided for a 180 day “standstill” period relative to any claim for payment by Usivale’s creditors. During this period, Usivale was permitted to operate as usual, but was required to develop and present a recovery plan to its creditors to allow it to emerge from judicial recovery. Usivale submitted an initial plan to the judicial court for review at the end of November 2015, which was published by the court on January 19, 2016. Creditors had 30 days to review and either approve or reject the plan. As the only secured creditor within the greater credit group, the Company’s acceptance of any plan is required.  On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors will next be convened by the court on June 15, 2016. If an alternative plan cannot be agreed upon, the court can convert a judicial recovery procedure into a formal liquidation.  In the event that Usivale is forced into liquidation, a court-

appointed trustee would be charged with selling Usivale’s assets and distribute the resulting proceeds to creditors in the order of priority. After employee claims of approximately $955,000, the Company, as the only secured creditor, would be next in line in terms of recovery proceeds.

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

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a principal balance outstanding of $820,761 of as March 31, 2016. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made on October 27, 2015. Through the latter part of 2015, the depreciation in the South African Rand has proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of March 31, 2016, the Company, together with its sub-advisor, have agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which is expected to close in May 2016.  The Company expects to restructure the loan as follows: Principal balance of $820,761, which includes capitalized accrued interest through January 31, 2016 amounting to $152,923; annual interest rate of 12% starting May 1, 2016; repayment terms of five years. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $19,479 for the three months ended March 31, 2016. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of its investment in the Distributor to be $761,684 and recorded an unrealized depreciation adjustment of $59,077 for the three months ended March 31, 2016.

As of December 31, 2015, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan	$5,474,534	$5,474,534	5.4%
Senior secured term loan participations	18,802,666	18,484,242	18.3%
Senior secured trade finance participations	77,069,328	77,069,328	76.3%
Total investments	$101,346,528	$101,028,104	100.0%

The industry composition of the Company’s portfolio, at fair market value as of March 31, 2016 and December 31, 2015, was as follows:

	As of March 31, 2016		As of December 31, 2015
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$34,709,365	27.6%	$27,452,576	27.2%
Cash Grains	3,924,470	3.1%	4,275,182	4.2%
Commercial Fishing	1,462,700	1.2%	1,756,243	1.7%
Communications Equipment	3,728,340	3.0%	5,918,086	5.9%
Construction Materials	167,355	0.1%	181,943	0.2%
Consumer Products	9,500,000	7.5%	8,940,000	8.8%
Electric Services	6,000,000	4.8%	—	—
Farm Products	2,900,000	2.3%	2,900,000	2.9%
Fats and Oils	5,100,000	4.1%	3,100,000	3.1%
Financial Services	15,000,000	11.9%	—	—
Fertilizer & Agricultural Chemicals	5,078,526	4.0%	5,750,000	5.7%
Food Products	761,684	0.6%	667,838	0.7%
Meat, Poultry & Fish	9,600,000	7.6%	11,524,816	11.4%
Metals & Mining	2,500,000	2.0%	2,500,000	2.5%
Packaged Foods & Meats	1,000,000	0.8%	1,000,000	1.0%
Primary Metal Industries	6,000,000	4.8%	6,000,000	5.9%
Programing and Data Processing	5,296,274	4.2%	5,474,534	5.4%
Textiles, Apparel & Luxury Goods	280,181	0.2%	724,219	0.7%
Water Transportation	12,867,666	10.2%	12,862,666	12.7%
Total	$125,876,561	100.0%	$101,028,104	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016		As of December 31, 2015
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$35,100,000	27.9%	$27,800,000	27.5%
Brazil	7,977,850	6.3%	8,156,110	8.1%
Chile	1,900,000	1.5%	1,900,000	1.9%
Ecuador	1,462,700	1.2%	1,756,243	1.7%
Ghana	6,000,000	4.8%	—	—
Guatemala	1,000,000	0.8%	1,000,000	1.0%
Kenya	24,470	0.0%	375,182	0.4%
Mauritius	15,000,000	11.9%	—	—
Namibia	1,000,000	0.8%	1,000,000	1.0%
Nigeria	12,867,666	10.2%	12,862,666	12.7%
Peru	3,500,000	2.8%	2,940,000	2.9%
Singapore	15,000,000	11.9%	10,000,000	9.9%
South Africa	10,065,348	8.0%	18,837,902	18.6%
Tanzania	3,900,000	3.1%	3,900,000	3.9%
Zambia	11,078,526	8.8%	10,500,000	10.4%
Total	$125,876,561	100.0%	$101,028,104	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of March 31, 2016:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$5,296,274	$—	$—	$5,296,274
Senior secured term loan participations	19,049,242	—	—	19,049,242
Senior secured trade finance participations	81,531,045	—	—	81,531,045
Short term note and bridge loan	20,000,000			20,000,000
Total	$125,876,561	$—	$—	$125,876,561

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2015:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$5,474,534	$—	$—	$5,474,534
Senior secured term loan participations	$18,484,242			18,484,242
Senior secured trade finance participations	77,069,328	—	—	77,069,328
Total	$101,028,104	$—	$—	$101,028,104

The following is a reconciliation of activity for the three months ended March 31, 2016, of investments classified as Level 3:

	Fair Value at December 31, 2015	Purchases	Maturities or Prepayments	Amortization	Net change in unrealized appreciation (depreciation)	Fair Value at March 31, 2016
Senior secured term loan	$5,474,534	$—	$(178,260)	$—	$—	$5,296,274
Senior secured term loan participations	18,484,242	750,000	(190,000)	5,000	—	19,049,242
Senior secured trade finance participations	77,069,328	29,147,194	(24,626,400)	—	(59,077)	81,531,045
Short term note and bridge loan	—	20,000,000	—	—	—	20,000,000
Total	$101,028,104	$49,897,194	$(24,994,660)	$5,000	$(59,077)	$125,876,561

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three months ended March 31, 2016 and 2015.

As of March 31, 2016, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2016:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations	$80,769,361	Cost Approach	Recent transactions	N/A
Senior secured trade finance participations (1)	$761,684	Income approach (DCF)	Market yield	15.75%
Senior secured term loan	$5,296,274	Income approach (DCF)	Market yield	13.50%
Senior secured term loan participations	$15,549,242	Income approach (DCF)	Market yield	15.83% - 17.43%(15.85%)
Senior secured term loan participations (2)	$3,500,000	Collateral based approach	Value of collateral	N/A
Short term note and bridge loan (3)	$20,000,000	N/A	N/A	N/A
(1)	Income approach used for the Fruit and Nut Distributor based on expected terms as listed in Note 3 above.

(2)

As of March 31, 2016 and December 31, 2015, with respect to the restructured loans to Prodesa, the Company has chosen to determine their estimated fair value based on a collateral valuation approach.  The Company’s decision to do so was not based upon a belief that the Company will need to liquidate the collateral securing the loans to Prodesa, but rather because the Company considered the collateral valuation approach to be the most appropriate due to the availability and reliability of inputs. The Company has recently conducted several onsite visits and interviews to corroborate the collateral and as such, continues to believe in the reliability of the collateral and its associated estimated value.  In addition, the Company is working with Prodesa to re-align its operations (see Note 3). Once Prodesa has finalized a long term plan, the Company may once again return to an income approach to estimate the fair value of the loans to Prodesa.

(3)	These temporary investments have maturities of less than 60 days and are carried at cost.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three months ended March 31, 2016 and 2015.

Transactions

As discussed in Note 2, for the three months ended March 31, 2016 and 2015, the Sponsor assumed responsibility for $1,914,344 and $719,265, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the three months ended March 31, 2016 and 2015, the Advisor earned $816,326 and $361,748, respectively, in management fees and $650,348 and $277,180, respectively, in incentive fees.

Since the inception of the Company through March 31, 2016, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $6,904,800 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $2,506,000 of expenses, which have been accrued by the Sponsor as of March 31, 2016. Such expenses, in the aggregate of $9,410,800 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million in the primary offering, provided any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit, as further described in Note 2.

As of March 31, 2016 and December 31, 2015, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $2,144,985 and $1,874,932, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

As March 31, 2016 and December 31, 2015, due to affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $146,710 and $472,057, respectively, was due to the Sponsor for reimbursements of offering costs.

For the three months ended March 31, 2016 and 2015, the Company paid $477,699 and $187,174, respectively, in dealer manager fees and $1,633,388 and $569,046, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Note 6. Organization and Offering Costs

As of March 31, 2016, the Sponsor has paid approximately $10,758,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $990,000 and $356,000 of offering costs, which were incurred by the Sponsor during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company paid $1,645,498 and $550,229, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to March 31, 2016, the Company has reimbursed the Sponsor a total of approximately $9,467,864 of offering costs and there is a remaining balance of approximately $1,525,100 of offering and organization costs to be reimbursed to the Sponsor.

Note 7. Unit Capital

The Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding and therefore have the same net asset value per unit. The following table is a summary unit activity during the three months ended March 31, 2016:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	March 31,
	2015	the Period	the Period	2016
Class A units	9,709,153	1,482,977	(510,984)	10,681,146
Class C units	1,073,599	1,418,604	—	2,492,203
Class I units	5,443,616	512,456	—	5,956,072
Total	16,226,368	3,414,037	(510,984)	19,129,421

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

During the three months ended March 31, 2016, the Company processed six repurchase requests for a total of 510,984 units at a repurchase price of $9.025 per unit. As of March 31, 2016, four of the repurchase requests for a total of 498,943 units or $4,502,964 were pending.  These repurchase requests were completed by the Company on April 8, 2016.

Note 8. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the three months ended March 31, 2016:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2016	January 19, 2016	$0.00197268	$590,074	$421,766	$1,011,840
February 29, 2016	February 19, 2016	$0.00197268	592,036	427,352	1,019,388
March 31, 2016	March 28, 2016	$0.00197268	675,639	482,207	1,157,846
Total for 2016			$1,857,749	$1,331,325	$3,189,074

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016 and 2015. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	Three Months Ended
	March 31,	March 31,
	2016	2015
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.495)	(0.474)
Net Proceeds after offering costs	8.530	8.551
Net investment income	0.183	0.178
Net change in unrealized depreciation on investments	(0.003)	—
Distributions	(0.179)	(0.178)
Capital contribution	—	—
Net increase/(decrease) in net assets	—	—
Net asset value at end of period	8.530	8.551
Total return based on net asset value (3)(4)	2.10%	2.08%
Net assets at end of period	$163,175,155	$71,987,882
Units Outstanding at end of period	19,129,421	8,418,486
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income to average net assets	8.49%	8.37%
Ratio of net operating expenses to average net assets	0.24%	2.42%
1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2016 and 2015 which were 17,816,842 and 7,804,588.
2	Represents net asset value at the beginning of the period.
3

Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014 and December 31, 2013 of $31,750 and $51,034, respectively or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

4

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the nine months ended September 30, 2015 and 2014, prior to the effect of the Responsibility Agreement were as follows; total return: 0.84% and 1.00%), ratio of net investment income/(loss); 3.40% and 4.03%, and ratio of operating expenses to average net assets: 5.33% and 6.76%.

5	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2016, except as discussed below.

Distributions

On April 19, 2016, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2016. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee with respect to Class C units). On May 2, 2016, $638,949 of these distributions were paid in cash and on April 30, 2016, $506,242 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to March 31, 2016 through May 10, 2016, the Company sold approximately 1,476,600 units in the Offering (including units issued pursuant to the Distribution Reinvestment Plan) for approximately $14,328,000 in gross proceeds.

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

Investments

Subsequent to March 31, 2016 through May 10, 2015, the Company funded approximately $28.9 million in new investments and received proceeds from repayment of investments of approximately $19.0 million.

Agreements

On May 11, 2016, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through March 31, 2016, including management and incentive fees earned by the Advisor during the quarter ended March 31, 2016. For additional information refer to Notes 2 and 5.

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of March 31, 2016, we had received subscriptions for and issued 19,666,683 of our units, including 548,610 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $189,383,000 including approximately $4,951,208 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of approximately $2,676,000 and selling commissions of $9,230,000, for net proceeds of $177,477,000). As of March 31, 2016, $1.31 billion in units remained available for sales pursuant to the Offering, including approximately $245.1 million in units available pursuant to our Distribution Reinvestment Plan.

On November 20, 2015, we filed a registration statement on Form S-1 with the SEC in connection with the proposed offering of up to $1.15 billion in units of our limited liability company interest, including $150.0 million in units to be issued pursuant to our distribution reinvestment plan (the “Follow-On Offering”). The Follow-On Offering will only commence, if at all, until after the termination of the Offering. We will not determine until a later date whether we will commence the Follow-On Offering, which will depend on market and other factors.

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2016, the majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-

liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception through March 31, 2016, our Sponsor has assumed substantially all our operating expenses under the terms of the Responsibility Agreement. As of March 31, 2016, the Sponsor has agreed to pay a cumulative total of approximately $9.41 million of operating expenses.

Portfolio and Investment Activity

During the three months ended March 31, 2016, we invested $49,744,272 across 11 separate portfolio companies, including 1 new borrower. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, an unsecured short term note, and a secured bridge loan. Additionally, we received proceeds from repayments of investment principal of $24,994,660.

At March 31, 2016 and December 31, 2015, the Company’s investment portfolio included 26 and 25 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2016		As of December 31, 2015
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loan	$5,296,274	4.2%	$5,474,534	5.4%
Senior secured term loan participations	19,049,242	15.1%	18,484,242	18.3%
Senior secured trade finance participations	81,531,045	64.8%	77,069,328	76.3%
Short term note and bridge loan	20,000,000	15.9%	-	-
Total investments (1)	$125,876,561	100.0%	$101,028,104	100.0%

(1) Total investment data as of March 31, 2016 described in this report includes one bridge loan participation amounting to $5,000,000 and the unsecured short term note receivable amounting to $15,000,000 that the Company classifies as temporary investment for impact data purposes. Temporary investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for temporary investments.

As of March 31, 2016, the weighted average yield, based upon the cost of our portfolio, of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.2%, 15.9%, and 11.3%, respectively.

As of December 31, 2015, the weighted average yield, based upon the cost of our portfolio, of our total portfolio, senior secured term loan participations and senior secured trade finance participations at their current cost basis were approximately 12.8%, 16.0%, and 12.0%, respectively.

Prodesa

During 2014, the Company restructured two loans with one of its borrowers, Corporacion Prodesa S.R.L. (“Prodesa”).  As of December 31, 2015, the Company’s investment in Prodesa is comprised of two senior secured term loan participations with an aggregate balance of $2,750,000 and a $950,000 senior secured purchase order revolving credit facility with a balance of $750,000.  Prodesa did not timely make the payments that were due in March and April 2015 under the two loans due to economic difficulties.  The Company has been working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March 2015 to December 2015. The unpaid interest will be included as part of the longer term plan. Through October 2015, Prodesa had made all interest payments required under the Forbearance Agreement. Interest payments required under the term loans for the months subsequent to October 2015 have not been made by Prodesa due to Prodesa being placed into bankruptcy in November 2015 as described further below. The Company expects that Prodesa will start making interest payments again once Prodesa exits the bankruptcy process.  Accordingly, the Company is still accruing interest, which amounted to approximately $401,700 as of March 31, 2016, on the Prodesa loans. The Company has estimated the fair value of the Prodesa loans as of March 31, 2016 at $3,500,000 based on a collateral valuation approach as further described in Note 4 of the financial statements.

During 2015, Prodesa underwent a change in ownership. Through the month of September 2015, the new ownership had injected over $830,000 in Prodesa for working capital purposes. The Company has been working with Prodesa to re-align its operations and, on October 5, 2015, the Company funded a $400,000 senior secured purchase order revolving credit facility to Prodesa.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. On November 6, 2015, Prodesa paid back to the Company the entire $400,000 and related interest owed under the purchase order facility. On November 20, 2015, the Company funded a second draw under the purchase order facility in the amount of $190,000 which was repaid in full on February 29, 2016. During the three months ended March 31, 2016, the Company funded three additional draws under the purchase order facility for an aggregate of $750,000.

On November 23, 2015, Prodesa was placed into bankruptcy by the Peruvian bankruptcy authority. At the end of August 2015, a supplier of Prodesa had filed an unpaid payable claim for just over $141,000 with the authority. While Prodesa’s management responded to the filing with a proposal to pay the claim off in full by December 2015, Prodesa’s counsel did not follow the necessary filing protocol. Unknown to management, this failure triggered Prodesa being placed into bankruptcy. Prodesa’s counsel has since been replaced. Since the filing, the Company, together with counsel, has worked in close consort with other key creditors of Prodesa, as well as management, to ensure that this filing would not impair Prodesa’s operations. All key creditors and vendors have agreed to continue to support Prodesa as usual and the initial $141,000 claim has been settled in full. Prodesa exited the bankruptcy process on April 22, 2016 and made a principal payment to the Company of $400,000 on April 29, 2016.

During the filing Prodesa launched a new adult product line in response to demand from key customers that has generated over $600,000 to date in new orders. Prodesa’s key sales and distribution channels have also attracted the attention of potential buyers and partners. Initial discussions have commenced with these parties and negotiations can now proceed in earnest since Prodesa formally exits the bankruptcy process.

Usivale

In May 2015, one of the Company’s borrowers, Usivale Industria E Commercio (“Usivale”), notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of the loans, with an aggregate principal balance of $3,000,000 as of March 31, 2016, the Company originally increased the annual interest rate charged Usivale from 12.43% to 17.43%. However, as of March 31, 2016, the Company has placed Usivale on non-accrual status effective August 27, 2015, the date of the judicial recovery filing which is described further below. Interest not recorded relative to the original terms of the Usivale loans amounted to approximately $132,200 for the three month ended March 31, 2016. The Company has estimated the fair value of the Usivale loans as of March 31, 2016 at $2,681,576, which is unchanged from the estimated fair value as of December 31, 2015.

On August 27, 2015, Usivale filed for judicial recuperation or recovery (the “Filing”) with the local court in Brazil.  The Filing was led by the ongoing pricing pressure within the sugar market, leading up to the material drop in the month of August, when prices reached a seven year low. The Filing provided for a 180 day “standstill” period relative to any claim for payment by Usivale’s creditors. During this period, Usivale was permitted to operate as usual, but was required to develop and present a recovery plan to its

creditors to allow it to emerge from judicial recovery.   Usivale submitted an initial plan to the judicial court for review at the end of November 2015, which was published by the court on January 19, 2016. Creditors had 30 days to review and either approve or reject the plan. As the only secured creditor within the greater credit group, the Company’s acceptance of any plan is required.  On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors will next be convened by the court on June 15, 2016. If an alternative plan cannot be agreed upon, the court can convert a judicial recovery procedure into a formal liquidation.  In the event that Usivale is forced into liquidation, a court-appointed trustee would be charged with selling Usivale’s assets and distribute the resulting proceeds to creditors in the order of priority. After employee claims of approximately $955,000, the Company, as the only secured creditor, would be next in line in terms of recovery proceeds. Based on the most recent financial information provided by Usivale, the Company believes that there would be adequate recovery proceeds to pay back the Usivale loans.

Since the initial judicial filing in August 2015, the Company has been in active discussions with Usivale’s management. Representatives of the Company met with Usivale’s management at the end of October 2015, in November 2015 and again in February 2016. The purpose of these discussions and meetings has been to engage Usivale directly and attempt to reach a solution on the Company’s loans to Usivale. In conjunction with these efforts, on March 2, 2016, the Company filed legal action against the personal guarantees of the principals of Usivale. While the full value of these guarantees is still being assessed, it is important to emphasize that the Company’s filing against these guarantees is separate to and outside of the judicial recovery process. Our management believes that we will ultimately collect on the full amount of principal and interest recorded at March 31, 2016 due to the Company being the only senior secured creditor and its claim against the personal guarantees.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a principal balance outstanding of $820,761 of as March 31, 2016. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor has made partial payments of principal during 2015 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made on October 27, 2015.  Through the latter part of 2015, the depreciation in the South African Rand has proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of March 31, 2016, the Company, together with its sub-advisor, have agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which is expected to close in May 2016.  The Company expects to restructure the loan as follows: Principal balance of $820,761, which includes capitalized accrued interest through January 31, 2016 amounting to $152,923; annual interest rate of 12% starting May 1, 2016; repayment terms of five years. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $19,479 for the three months ended March 31, 2016. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of its investment in the Distributor to be $761,684 and recorded an unrealized depreciation adjustment of $59,077 for the three months ended March 31, 2016.

Results of Operations

Consolidated operating results for the three months ended March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015
Interest income	$3,249,585	$1,768,866
Interest from cash	92,269	17,616
Total investment income	3,341,854	1,786,482
Management fees	816,326	361,748
Incentive fees	650,348	277,180
Professional fees	289,031	289,988
General and administrative expenses	201,876	144,057
Board of managers fees	46,875	46,875
Total expenses	2,004,456	1,119,848
Expense support payment from Sponsor	(1,914,344)	(719,265)
Net expenses	90,112	400,583
Net investment income	$3,251,742	$1,385,899

Revenues

For the three months ended March 31, 2016 and 2015, total investment income amounted to $3,341,854 and $1,786,482, respectively.  Interest income increased by $1,480,719 during the three months ended March 31, 2016 from the same period in 2015 primarily as a result of an increase in our weighted average investment portfolio of approximately $49,925,000 offset by a decrease in the weighted average yield of approximately 0.3% from a weighted average yield of 12.9% for the three months ended March 31, 2015 to approximately 12.6% for the three months ended March 31, 2016.

During the three months ended March 31, 2016, $2,946,394 or 90.7% of the interest income earned came from loan participations and $303,191 or 9.3% came from direct loans. In addition, we earned $92,269 in interest income on our cash balances.

For the three months ended March 31, 2015, interest income from loan participations amounted to $1,768,866. In addition, we earned $17,616 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the management and incentive fees, incurred for the three months ended March 31, 2016 increased by $56,862 to $537,782 from $480,920 for the three months ended March 31, 2015.  The increase was primarily due to an increase in general and administrative expenses of $57,819, which was attributable to increases in a number of expenses, the largest being a $31,420 increase in fees paid to our transfer agent. Our Sponsor assumed responsibility for our operating expenses in the amount of $537,782 and $442,085 under the Responsibility Agreement for expenses paid or incurred by the Company for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016 and 2015, the management fees amounted to $816,326 and $361,748, respectively. The incentive fees for the three months ended March 31, 2016 and 2015 amounted to $650,348 and $277,180 respectively.  A portion of the management fees, amounting to $726,214 for 2016 was assumed by our Sponsor under the Responsibility Agreement while none of the management fee for the three months ended March 31, 2015 was assumed by our Sponsor.  In addition, for the three months ended March 31, 2016 and 2015, the entire amounts of the incentive fees for both periods were assumed by the Sponsor under the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded a $59,077 unrealized loss for the three months ended March 31, 2016 and none for 2015. We had no realized gains or losses for the three months ended March 31, 2016 and 2015.

Changes in Net Assets from Operations. For the three months ended March 31, 2016 and 2015, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $3,192,665 and $1,385,899, respectively.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2016, we had approximately $36.9 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement.  During the Offering, the Company will only reimburse the Sponsor for expenses covered under the Responsibility Agreement if we raise $200 million of gross proceeds in the primary offering, provided that any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior’s quarter’s net asset value per unit. While the Company has raised gross proceeds of almost $200 million in the primary offering as of March 31, 2016, any such reimbursement would cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Thus, such amounts are not yet payable by the Company to the Sponsor Therefore, the Company does not anticipate that any reimbursement to the Sponsor during the primary offering would affect the Company’s ability to pay distributions.  Following the end of the primary offering, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement.  Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

We sell our units on a continuous basis at initial offering prices of $10.00 per Class A unit, $9.576 per Class C unit, and $9.186 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date. Based on the valuation with respect to the quarter ended March 31, 2016, the offering price of our units has not changed and we are continuing to sell them at their original prices. However, the valuation and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

As of March 31, 2016, the Company had sold approximately 19.67 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $189 million.

We may borrow funds to make investments, including before we have fully invested the proceeds raised from the issuance of units, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been actively seeking financing and are currently talking with development banks and several commercial banks but have not yet received any commitments for financing. Accordingly, we cannot predict with certainty if we will be able to obtain financing and what terms any such financing would have or the costs we would incur in connection with any such arrangement. As of March 31, 2016, we had no debt outstanding and no available sources of debt financing.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of March 31, 2016, the total amount that would be due to be reimbursed to the Sponsor is approximately $1.53 million.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through March 31, 2016 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the primary offering, provided any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $9.41 million through March 31, 2016.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units are and will continue to be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is an expense specific to Class C unitholders. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the three months ended March 31, 2016, we paid a total of $3,189,074 in distributions, comprised of $1,857,749 paid in cash and $1,331,325 reinvested under our Distribution Reinvestment Plan.

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
March 31, 2016	$0.17570	$1,857,749	$1,331,325	$3,189,074	$1,857,749	$—
Total for 2016		$1,857,749	$1,331,325	$3,189,074	$1,857,749	$—

March 31, 2015	$0.17377	$944,850	$441,310	$1,386,160	$944,850	$—
June 30, 2015	$0.17570	1,079,836	556,073	1,635,909	1,079,836	—
September 30, 2015	$0.17764	1,263,850	744,903	2,008,753	1,263,850	—
December 31, 2015	$0.17764	1,519,822	1,014,666	2,534,488	1,519,822	—
Total for 2015		$4,808,358	$2,756,952	$7,565,310	$4,808,358	$—

March 31, 2014	$0.15577	$251,016	$71,482	$322,498	$219,266	$31,750
June 30, 2014	$0.16970	349,070	151,603	500,673	349,070	—
September 30, 2014	$0.17764	544,594	242,582	787,176	544,594	—
December 31, 2014	$0.17764	794,372	347,002	1,141,374	794,372	—
Total for 2014		$1,939,052	$812,669	$2,751,721	$1,907,302	$31,750

September 30, 2013	$0.15924	$46,681	$21,770	$68,451	$46,681	$—
December 31, 2013	$0.15924	169,699	28,492	198,191	118,665	51,034
Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034
(1)	Capital contribution from our Sponsor

Related Party Transactions

For the three months ended March 31, 2016 and 2015, the Sponsor assumed responsibility for $1,914,344 and $719,265 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the three months ended March 31, 2016 and 2015, the Advisor earned $816,326 and $361,748, respectively, in management fees and $650,348 and $277,180, respectively, in incentive fees.

Since the inception of the Company through March 31, 2016, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $6,904,800 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $2,506,000 of expenses, which have been accrued by the Sponsor as of March 31, 2016. Such expenses, in the aggregate of $9,410,800 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million in the primary offering, provided any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit.

As of March 31, 2016 and December 31, 2015, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $2,144,985 and $1,874,932, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipated paying this receivable in the due course of business.

As March 31, 2016 and December 31, 2015, due to affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $146,710 and $472,057, respectively, was due to the Sponsor for reimbursements of offering costs.

For the three months ended March 31, 2016 and 2015, the Company paid $477,699 and $187,174, respectively, in dealer manager fees and $1,633,388 and $569,046, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2016, except as discussed below.

Distributions

On April 19, 2016, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2016. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee with respect to Class C units). On May 2, 2016, $638,949 of these distributions were paid in cash and on April 30, 2016, $506,242 were reinvested in units for those unitholders participating in the Distribution Reinvestment Plan.

Status of the Offering

Subsequent to March 31, 2016 through May 10, 2016, the Company sold approximately 1,476,600 units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan) for approximately $14,238,000 in gross proceeds.

Unit Offering Price

Based on the Company’s net asset value of $163,175,155 as of March 31, 2016, our board of managers has determined that no change to the offering price of our units is required and we are continuing to sell our units at their original price of $10.00 per Class A unit, $9.576 per Class C unit and $9.186 per Class I unit. Our net asset value and the offering prices would have decreased if the Sponsor had not made a capital contribution in the amount of $31,750 and $51,034 in the quarters ended March 31, 2014 and December 31, 2013, respectively or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

Subsequent to March 31, 2016 through May 10, 2016, the Company funded approximately $28.9 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $19.0 million.

Agreements

On May 11, 2016 we entered into the Responsibility Agreement with our Sponsor and Advisor. Pursuant to the terms of the Responsibility Agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through March 31, 2016, including incentive fees earned by the Advisor during the quarter ended March 31, 2016. For additional information regarding the Responsibility Agreement refer to Notes 2 and 5 of the financial statements.

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At March 31, 2016, two portfolio companies were on non-accrual status with an aggregate fair value of $3,443,260 or 2.1% of the fair value of the Company’s total investments.

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

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2016 and December 31, 2015. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company sells the maximum amount of the Offering, it anticipates that such expenses will equal approximately 1.25% of the gross proceeds raised. However, such expenses are likely to exceed this percentage because the Offering is now due to terminate on December 31, 2016. Through March 31, 2016, such expenses equaled to 5% of the gross proceeds. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Expense Responsibility Agreement

Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through March 31, 2016 and will additionally pay the accrued operating expenses of the Company as of on behalf of the Company. Since the inception of the Company through March 31, 2016, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $6,904,800 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $2,506,000 of expenses, which have been accrued by the Sponsor as of March 31, 2016. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the primary offering, provided any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. While the Company has raised almost $200 million of gross proceeds in the primary offering as of March 31, 2016, the Company has not met the Gross Proceeds Hurdle for the quarter ending March 31, 2016 because any reimbursement would cause the Company’s Net Assets Value per unit to fall below the prior quarter. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of March 31, 2016. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on the Company’s financial statements.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016 (“2015 Form 10-K”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2015 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1.5 billion in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and is currently expected to terminate on or before December 31, 2016, unless extended by our board of managers.

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

As of March 31, 2016, we had received subscriptions for and issued 19,666,682 of our units, including 548,610 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $189,383,000 including approximately $4,951,208 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of approximately $2,676,000 and selling commissions of $9,230,000, for net proceeds of $177,477,000). From the net offering proceeds, we paid and accrued a total of $9,467,864 towards reimbursement to our Sponsor for our organization and offering costs and we have financed a total of approximately $126,100,000 in senior secured trade finance and senior secured term loan transactions.

As of March 31, 2016, approximately $1.53 million remained payable to our Sponsor for costs related to our organization and offering.

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

During the three months ended March 31, 2016, we fulfilled the following request pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
01/01/2016 - 01/31/2016	12,041	$9.025	12,041	506,566
02/01/2016 - 02/29/2016	—	—	—	506,566
03/01/2016 - 03/31/2016	—	—	—	506,566
Total	12,041	$9.025	12,041

During the three months March 31, 2016, we repurchased 12,041 units for a total of $108,667.  In addition, as of March 31, 2016, there were 4 repurchase requests for a total of 498,943 units that were pending which were processed by the Company on April 8, 2016 at a price of $9.025 per unit.

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

3.2	Second Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Appendix A to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 28, 2016.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 28, 2016.

4.2	Amended and Restated Unit Repurchase Program. Incorporated by reference to Appendix D to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 28, 2016.

10.1*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated May 11, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 13, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

May 13, 2016	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 13, 2016	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer