Form 10-K
period 2016-12-31
TriLinc Global Impact Fund LLC
filed 2017-03-31
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

As of March 24, 2017, the Company had outstanding 16,890,678 Class A units, 7,724,769 Class C units, and 8,633,674 Class I units.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our public offering, our ability to pay distributions to our unitholders, our reliance on TriLinc Advisors, LLC, or the Advisor, and TriLinc Global, LLC, or the Sponsor, strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our future operating results;
•	our ability to raise capital in our offerings;
•	our ability to purchase or make investments;
•	our business prospects and the prospects of our borrowers;
•	the economic, social and/or environmental impact of the investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	our ability to make distributions to our unitholders;
•	the dependence of our future success on the general economy and its impact on the companies in which we invest;
•	the availability of cash flow from operating activities for distributions and payment of operating expenses;
•	the performance of our Advisor, our sub-advisors and our Sponsor;
•	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;
•	the ability of our borrowers to make required payments;
•	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
•	the lack of a public trading market for our units;
•	our limited operating history;
•	our ability to obtain financing;
•	the adequacy of our cash resources and working capital;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
•	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
•	the ability of our sub-advisors and borrowers to achieve their objectives;
•	the effectiveness of our portfolio management techniques and strategies;
•	failure to maintain effective internal controls; and
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 14. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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

Overview

The Company makes impact investments in Small and Medium Enterprises, or SMEs, which we define as those businesses having less than 500 employees, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. To a lesser extent, we may also make impact investments in companies that may not meet our technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. We generally expect that such investments will have similar investment characteristics as SMEs as defined by us. We were organized as a Delaware limited liability company on April 30, 2012. We believe that we operate and intend to operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940. We invest in SMEs through local market sub-advisors and our objective is to build a diversified portfolio of financial assets, including direct loans, loan participations, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. We anticipate that a substantial portion of our assets will continue to consist of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns through income generation. We are externally managed and advised by TriLinc Advisors.

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2016, the Company has nine subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

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

Our investment objectives are to provide our unitholders current income, capital preservation and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior secured trade finance, senior secured loans, and other collateralized loans or loan participations to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we expect to provide growth capital financing generally ranging in size from $5-15 million per transaction for direct SME loans and $500,000 to $10 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets which have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we are offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in our primary offering, consisting of Class A units and Class C units at the initial offering prices of $10.00 per unit and $9.576 per unit, respectively,  and Class I units at $9.025 per unit, which we refer to as the Primary Offering, and up to $250 million of units pursuant to our distribution reinvestment plan, which we refer to as the Distribution Reinvestment Plan, and which we collectively refer to as the Offering. The Primary Offering is due to terminate on March 31, 2017.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. In June 2013, we satisfied our minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. In February 2015, our board of managers elected to extend the Offering for up to an additional one year period, expiring on February 25, 2016. On November 18, 2015, our board of managers elected to extend the Offering for up to an additional six month period, expiring August 25, 2016. In February 2016, our board elected to extend the Offering to December 31, 2016. On September 20, 2016, the Company elected to further extend its current offering to March 31, 2017. Our board has the right to terminate the Offering at any time. As of December 31, 2016, we had received subscriptions for and issued 30,781,900 of our units, including 1,200,164 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $296,248,000 including approximately $10,832,000 reinvested under our Distribution Reinvestment Plan (before dealer-manager fees of approximately $4,137,000 and selling commissions of $14,341,000, for net proceeds of $277,770,000).

On November 20, 2015, we filed a registration statement on Form S-1 with the SEC in connection with the proposed offering of up to $1.15 billion in units of our limited liability company interest, including $150.0 million in units to be issued pursuant to our distribution reinvestment plan (the “Follow-On Offering”). As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. If the Follow-On Offering is launched, it will only commence after the termination of the Primary Offering. Unless and until a follow-on offering is launched, we will file a Form S-3 registration statement to continue to sell units pursuant to our Distribution Reinvestment Plan. As of December 31, 2016, $1.20 billion in units remained available for sales pursuant to the Offering, including approximately $239.2 million in units available pursuant to our Distribution Reinvestment Plan.

Our Dealer Manager

SC Distributors, LLC, or SC Distributors, a Delaware limited liability company formed in March 2009, serves as our dealer manager for the Offering. Strategic Capital Advisory Services, LLC, or Strategic Capital, is an affiliate of our dealer manager and has an equity interest in our Advisor. Our dealer manager is a member firm of the Financial Industry Regulatory Authority, or FINRA. Our dealer manager receives dealer manager fees, selling commissions, distribution fees with respect to Class C units, and certain reimbursements for services relating to our Offering.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered investment adviser with the SEC. Led by its Chief Executive Officer and President, Gloria Nelund, its Chief Operating Officer and Chief Financial Officer, Brent VanNorman, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, Strategic Capital is entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Amended and Restated Advisory Agreement, dated as of February 25, 2014, by and between the Company and the Advisor, as renewed through February 25, 2018 (the “Advisory Agreement”). See “Investment Advisory Agreements and Fees” section below.

We seek to capitalize on the significant investment experience of our Advisor’s management team, which has over 100 years of collective experience in financial services and investment. Our CEO and President, Gloria Nelund, founded our Sponsor in 2008 after a thirty year career in the international asset management industry.

To date, we have engaged, through our Advisor, ten investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who will source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-advisors, who focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors must have strong, independent risk controls and must screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

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

•

GMG Investment Advisors, LLC (GMG): based in New York, GMG is a specialized asset management firm focused on private credit investments in global emerging markets. The firm was co-founded in 2010 by Greg Gentile, former Head of Latin America Credit at both Lehman Brothers and Barclays Capital. He was joined by two additional senior partners who also held previous trading roles at Lehman Brothers. GMG invests primarily in the debt of SMEs, as well as securitizations and other asset backed transactions, which are structured in-house. The firm also co-manages a fund and a specialty lending company focused on microfinance lending and socially responsible debt. GMG serves as a secondary sub-advisor.

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

•

EuroFin Investments Pte Ltd. and EFA RET Management Pte Ltd. (the “EFA Group”): is a Southeast Asia-headquartered asset manager that specializes in term loan and trade finance strategies, respectively, through its affiliated firms. Since inception in 2003, EFA Group has deployed over $5.4 billion in trade finance and term loan transactions globally, including over $107 million in term loan transactions in the Company’s target geographies of Vietnam, Malaysia, Indonesia, and Philippines. Headquartered in Singapore with offices in London, Geneva, Istanbul, and Dubai, EFA Group is a signatory to the United Nations-support Principles for Responsible Investment and is managed by an experienced team of investment professionals with in-depth market knowledge and extensive in-country networks.

EFA Group’s term loan strategy leverages robust track records, credit histories, and relationships with borrowers from its trade finance portfolio. The synergy between the affiliated firms capitalizes on proprietary information and market intelligence, enabling EFA Group to execute structured senior secured mid-term loans to middle-market enterprises operating along the region’s real economy value chains.

Through its complementary lending strategies, EFA Group structures term loan products with strong collateral packages that include hard assets as well as service contracts, inventory, and share pledges.

The execution of EFA Group’s term loan strategy is led by the firm’s principals who have over 50 years of combined experience in lending strategies throughout the region, including past tenures at Rabobank Singapore, Noble Trade Finance Limited, FINCO Asia, PwC, and Calyon CIB. EFA Group’s investment activities are supported by a global network of more than 50 employees who provide strategic deal origination, credit underwriting, asset management, operations, and financial administration expertise. EFA Group’s experienced team and extensive track record of facilitating timely and flexible financing to growth-stage enterprises in the region is deepened by a diverse investor base, including top-tier pension funds, insurance companies, fund of funds, and family offices.

•

TransAsia Private Capital Ltd. (“TransAsia”): is a Hong Kong based asset management firm, established in 2013, focusing on extending short-and long-term trade finance to mid-sized private companies in South and Southeast Asia, such as trading companies, agricultural producers, and manufacturers, who sell directly to overseas buyers. Since its inception, TransAsia has deployed approximately $350 million in over 850 Asian trade finance transactions with no default losses. TransAsia’s extensive in-country network allows the firm to leverage its reputation in the region to strengthen historical relationships and develop new relations with prospective clients. TransAsia’s competitive advantage is supported by its sophisticated institutional investor base.

TransAsia has recognized that over the past five years, the demand for Asian trade finance, particularly for longer-dated transactions, has outpaced supply due to changes in regulatory capital requirements. TransAsia aims to reduce the widening gap in the lending market, created in large part by banks that have reallocated credit lines to larger borrowers. TriLinc’s partnership with TransAsia will provide longer dated trade finance and term loans to borrowers in Indonesia, Malaysia, Philippines, Cambodia, Thailand, Singapore, and Hong Kong, matching the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options.

TransAsia’s three managing partners are well-versed in Asian debt asset management with 90 years of combined experience in banking, private equity, and private debt. Each partner has robust experience in Asian markets developed at leading global financial institutions such as Lloyds, Chase Bank, Income Partners Asset Management, MeesPierson/Fortis Bank, and HypoVereinsbank. TransAsia’s strong credit analysis and structuring expertise is further supported by an in-house credit scoring system that is used for risk structuring, management, and monitoring.

TriLinc Advisors is a joint venture between our Sponsor and Strategic Capital. The purpose of the joint venture is to permit our Advisor to capitalize upon the expertise of our Sponsor’s management team as well as the experience of the executives of Strategic Capital in providing advisory services in connection with the formation, organization, registration and operation of entities similar to us. Strategic Capital provides certain services to, and on behalf of, our Advisor, including but not limited to formation and advisory services related to our formation and the structure of our public offering, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services.

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

The majority of our investments have been and will continue to be senior secured trade finance, senior secured loans and other collateralized loans or loan participations to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we provide growth capital financing generally ranging in size from $5-15 million per transaction for direct SME loans and $500,000 to $10 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing sound due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

During the year ended December 31, 2016, we invested, either through direct loans or loans participation, approximately $252.2 million across 33 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of approximately $150.2 million. During the year ended December 31, 2015, we had invested approximately $138.1 million across 31 portfolio companies and received repayments of $90.5 million.

At December 31, 2016, our portfolio included 32 companies and was comprised of $28,673,487 or 14.1% in senior secured term loans, $58,450,761 or 28.7% in senior secured term loans participations, and $116,671,565 or 57.2% in senior secured trade finance participations. At December 31, 2015, our portfolio included 25 companies and was comprised of $5,474,534 or 5.4% in senior secured term loans, $18,484,242 or 18.3% in senior secured term loans participations, and $77,069,328 or 76.3% in senior secured trade finance participations.

The industrial and geographic composition of our portfolio at fair value as of December 31, 2016 and 2015 were as follows:

	As of December 31, 2016		As of December 31, 2015
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$22,851,296	11.2%	$27,452,577	27.2%
Bulk Fuel Stations and Terminals	15,437,474	7.6%	—	—
Cash Grains	—	—	4,275,182	4.2%
Coal and Other Minerals and Ores	6,574,351	3.2%	—	—
Commercial Fishing	1,058,273	0.5%	1,756,243	1.7%
Communications Equipment	6,111,941	3.0%	5,918,086	5.9%
Construction Materials	—	—	181,943	0.2%
Consumer Products	9,900,000	4.9%	8,940,000	8.8%
Electric Services	19,500,000	9.6%	—	—
Farm Products	3,142,480	1.5%	2,900,000	2.9%
Fats and Oils	6,000,000	2.9%	3,100,000	3.1%
Fertilizer & Agricultural Chemicals	5,078,526	2.5%	5,750,000	5.7%
Fresh or Frozen Packaged Fish	5,037,134	2.5%	—	—
Food Products	740,690	0.4%	667,838	0.7%
Groceries and Related Products	11,195,862	5.5%	—	—
Hotels and Motels	17,000,000	8.3%	—	—
Machinery, Equipment, and Supplies	11,483	0.0%	—	—
Meat, Poultry & Fish	9,675,717	4.7%	11,524,816	11.4%
Metals & Mining	2,234,145	1.1%	2,500,000	2.5%
Miscellaneous Plastics Products	161,018	0.1%	—
Packaged Foods & Meats	500,000	0.2%	1,000,000	1.0%
Primary Nonferrous Metals	3,000,000	1.5%	—	—
Primary Metal Industries	6,000,000	2.9%	6,000,000	5.9%
Programming and Data Processing	10,236,013	5.0%	5,474,534	5.4%
Rental of Railroad Cars	4,411,650	2.2%	—	—
Secondary Nonferrous Metals	7,649,945	3.8%	—	—
Soap, Detergents, and Cleaning	2,000,000	1.0%	—	—
Street Construction	14,927,195	7.3%	—	—
Textiles, Apparel & Luxury Goods	—	—	724,219	0.7%
Water Transportation	13,360,620	6.6%	12,862,666	12.7%
Total	$203,795,813	100.0%	$101,028,104	100.0%

	As of December 31, 2016		As of December 31, 2015
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$31,000,000	15.3%	$27,800,000	27.5%
Brazil	13,087,309	6.4%	8,156,110	8.1%
Cabo Verde	17,000,000	8.3%	—	—
Chile	2,234,915	1.1%	1,900,000	1.9%
Ecuador	6,095,407	3.0%	1,756,243	1.7%
Ghana	19,500,000	9.6%	—	—
Guatemala	907,565	0.4%	1,000,000	1.0%
Indonesia	17,927,195	8.8%	—	—
Kenya	161,018	—	375,182	0.4%
Mauritius	11,195,862	5.5%	—	—
Morocco	7,649,945	3.8%	—	—
Namibia	500,000	0.2%	1,000,000	1.0%
Nigeria	13,360,620	6.6%	12,862,666	12.7%
Peru	19,337,474	9.5%	2,940,000	2.9%
Singapore	10,000,000	4.9%	10,000,000	9.9%
South Africa	14,174,143	7.0%	18,837,903	18.6%
Tanzania	—	—	3,900,000	3.9%
United Kingdom	6,585,834	3.2%	—	—
Zambia	13,078,526	6.4%	10,500,000	10.4%
Total	$203,795,813	100.0%	$101,028,104	100.0%

As of December 31, 2016, our largest investment represented approximately 7.8% of our net assets or 9.6% of our total portfolio.

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

On an annual basis, an updating assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. Annual external assurance of impact metrics data will be completed by an independent, third party provider. In February 2015, we engaged Moss Adams LLP, with the approval of our Audit Committee, to perform an independent review of certain impact data which will be reported once the Company reaches a statistically significant sample of borrower companies that have been in our portfolio for at least one year. In January 2017, the Company issued its first Sustainability and Impact Report as of June 30, 2016.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2016 and 2015, we had borrowings, through note offerings, amounting to $1,635,000 and $0, respectively. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2016 and 2015, all our investments were denominated in U.S. Dollars and, accordingly, we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

On March 25, 2017, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2016. Since the inception of the Company through December 31, 2016, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $9,496,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $3,333,600 of expenses, which have been accrued by the Sponsor as of December 31, 2016. Such expenses may not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Primary Offering and such reimbursement does not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “NAV Hurdle”). To the extent the Company does not meet the NAV Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. While the Company has raised over $200 million of gross proceeds in the Primary Offering as of December 31, 2016, the Company has not met the NAV Hurdle for the quarter ended December 31, 2016 because any reimbursement would have caused the Company’s net asset value per unit to fall below the prior quarter. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2016. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable. Following the end of the Primary Offering, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit. The Company cannot predict if or when this may occur.

Investment Advisory Agreements and Fees

We pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Advisory Agreement. For the years ended December 31, 2016 and 2015, the Company incurred $4,172,643 and $2,006,532, respectively in management fees and $3,319,149 and $1,576,895, respectively in incentive fees to our Advisor. During the years ended December 31, 2016 and 2015, our Sponsor made expense support payments to the Company under the Amended and Restated Operating Expense Responsibility Agreement amounting to $842,468 and $559,734, respectively, for management fees and $2,970,292 and $1,576,895, respectively, for incentive fees.

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

Concentration of credit risk

At December 31, 2016, our portfolio of $203,795,813 (at fair value) included 32 companies and was comprised of $28,673,487 or 14.1% in senior secured term loans, $58,450,761 or 28.7% in senior secured term loans participations, and $116,671,565 or 57.2% in senior secured trade finance participations. Our largest loan by value was $19,500,000 or 9.6% of our total portfolio. Our 5 largest loans by value comprised 39.4% of our portfolio at December 31, 2016. Participation in loans represented 85.9% of our portfolio at December 31, 2016.

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

We may not raise sufficient capital to sustain our operations or the operations of our Sponsor and Advisor

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. As of December 31, 2016, the Sponsor has agreed to pay a cumulative total of approximately $12.8 million of operating expenses. If we fail to raise sufficient capital, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2016, 85.9% of our investment portfolio consisted of participations in loans.

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

In addition, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. If our Sponsor does not absorb our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor is under no obligation to continue to pay our operating expenses beyond December 31, 2016, and if our Sponsor chooses not to continue to extend its obligations beyond that date, our distributions to our unitholders may be reduced. The Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement if and when the Company has met the NAV Hurdle.  Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

Specific portfolio concentration limits that limit the size of each investment we make do not apply until we have completed our offering and are fully invested. Until such time, if we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of unitholders’ investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make until we have completed our offering and are fully invested and certain investments may represent a significant percentage of our assets until such time. Any such investment may carry the risk associated with a significant asset concentration. Our largest loan by value was $19,500,000 or 7.8% of our net assets or 9.6% of our total portfolio. Our 5 largest loans by value comprised 39.4% of our portfolio at December 31, 2016.  Should these investments, or any other investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of unitholders’ investment in us being diminished.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the investments, and the overall return for our unitholders may be reduced.

Our operating agreement permits us to make distributions from any source, including offering proceeds and, subject to certain limitations, borrowings, and we may choose to pay distributions from such other sources when we do not have sufficient cash flow from operations to fund such distributions. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our primary offering are fully invested, and from time to time during our operational stage, we may not generate sufficient cash flow from operations to fund distributions. If we fund distributions from borrowings or the net proceeds from this offering, we will have less funds available for the investments, and your overall return may be reduced.

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

If we seek to list our units on an exchange as a way of providing our unitholders with a liquidity event, we may consider internalizing the functions performed for us by our Advisor. An internalization could take many forms, for example, we may hire our own group of executives and other employees or we may acquire our Advisor or its respective assets including its existing workforce. Internalizing our management functions may not result in anticipated benefits to us and our unitholders. For example, we may not realize the perceived benefits because of: (i) the costs of being self-managed; (ii) our inability to effectively integrate a new staff of managers and employees; or (iii) our inability to properly replicate the services provided previously by our Advisor or its affiliates. Additionally, internalization transactions have also, in some cases, been the subject of litigation and even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to make investments or to pay distributions. In connection with any such internalization transaction, a special committee consisting of all or some of our independent managers will be appointed to evaluate the transaction and to determine whether a fairness opinion should be obtained.

We may engage in hedging activity, which could expose us to risks associated with such transactions, including the risk that we may artificially limit the investment income realized by the Company on certain investments.

As of December 31, 2016, we had not engaged in any hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

Our business plan anticipates external financing which may expose us to risks associated with leverage.

In order to achieve our investment objectives and our originally anticipated returns, we will need to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our unitholders. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected and we may be unable to pay distributions. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our unitholders. Furthermore, borrowing money for investments increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of units to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and that we will be unable to meet the other covenants or requirements of the credit agreements. In addition, our ability to pay distributions or incur additional indebtedness may be restricted by our credit agreements. If the value of our assets declines, we may be required to liquidate a portion or our entire investment portfolio and repay a portion or all of our indebtedness at a time when liquidation may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our unitholders

On October 14, 2016, TGIFC, a wholly owned subsidiary of the Company, issued $1.635 million in the first series of notes pursuant a private offering of senior secured promissory notes. Such notes were issued under an ongoing private offering targeting $100 million in the aggregate amount and will be comprised of up to four different series with four different issuance and maturity dates. The notes issued on October 14, 2016 comprised the first series of the notes. Borrowings from the notes offering will be used to pursue the Company’s investment strategy and for general corporate purposes. These notes are collateralized with shares of the Company’s subsidiary that held all the Company’s investments and if we default on the payments due under these notes, the noteholders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2016, the Company had a debt ratio of 0.6%.

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

We may be unable to invest a significant portion of the net proceeds of the Primary Offering on acceptable terms in the timeframe contemplated by our prospectus.

Delays in investing the net proceeds from the Primary Offering may impair our performance. We may be unable to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Primary Offering or future offerings on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. As of December 31, 2016 we had approximately $44.8 million in cash, which reduced our returns during 2016.

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

We may enter into financing arrangements that require us to use and pledge future proceeds from the Offering or future offerings to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.

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

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2016 and 2015, we did not receive any such material prepayments.

Non-payment by our borrowers would prevent us from realizing expected income and could result in the decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal and, as of December 31, 2016, we had six borrowers who had failed to make repayment of principal and interest. Two of these borrowers have also been placed on non-accrual status. When this occurs, we may fail to realize expected income and, in some instances, this could possibly result in a write-down of the value of under-performing loans as well as our net asset value.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2016 and 2015, we have made loans to companies located in Argentina, Brazil, Cabo Verde, Chile, Ecuador, Ghana, Guatemala, Indonesia, Italy, Kenya, Mauritius, Morocco, Namibia, Nigeria, Peru, Singapore, South Africa, Tanzania, the United Kingdom, and Zambia. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

•

Investment & Repatriation Risks: Significant time and/or financial resources may be required to obtain necessary government approval for us to invest under certain circumstances. In addition, we may invest in jurisdictions that become subject to investment restrictions as a result of economic or other sanctions after the time of our investment, the predictability of which is less certain given the new U.S. presidential administration. Under such circumstances, we may be required to divest of certain investments at a loss.

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

As of December 31, 2016, all our investments are denominated in U.S. dollars. In the future, some of our investments are likely to be denominated in a foreign currency and will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but effective hedging instruments may not be available in all cases, or may not be available at economically-feasible pricing or that hedging strategies may not be effective.

Fluctuation in currency exchange rates may negatively affect our borrowers’ ability to pay U.S. dollars denominated loans

For investment denominated in U.S. dollars, if the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

Lack of compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to you and the value of your investment.

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

Our Advisor employs sub-advisors in its execution of the investment strategy, not all of whom have been identified. Sub-advisors are responsible for locating, performing due diligence and closing on suitable acquisitions based on their access to local markets, local market knowledge for quality deal flow and extensive local private credit experience. However, because the sub-advisors are separate companies from our Advisor, the risk exists that our sub-advisors will be ineffective or materially underperform. In addition, the Sub-

Advisory Agreements with the sub-advisors can only be terminated under specific circumstances and they do not automatically terminate upon the termination of the Advisory Agreement.

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

We pay substantial compensation to our Advisor, our dealer manager and their respective affiliates, which may be increased during the terms of the Primary Offering or future offerings by our independent managers. The fees we pay in connection with the Primary Offering and the agreements entered into with our Advisor and our dealer manager were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

As of December 31, 2016, we have paid fees totaling approximately $12,491,000 to our Advisor or its affiliates and $18,478,000 to our dealer manager or its affiliates. The compensation paid to our Advisor, our dealer manager and their respective affiliates for services they provide us pursuant to the Advisory Agreement and the Dealer Manager Agreement was not determined on an arm’s-length basis. A third party unaffiliated with us may be willing and able to provide certain services to us at a lower price.

In addition, subject to limitations in our operating agreement, the fees, compensation, income, expense reimbursements, interests and other payments payable to our Advisor, our dealer manager and their respective affiliates may increase during our Primary Offering or in the future from those previously disclosed, if such increase is approved by a majority of our independent managers.

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

The management compensation structure that has been implemented under the Advisory Agreement, with our Advisor may cause our Advisor to invest in higher-risk investments or take other risks. In addition to its asset management fee, our Advisor is entitled under the Advisory Agreement to receive subordinated incentive compensation based in part upon our achievement of specified levels of net cash flows. The incentive fee payable by us to our Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable from operations, sales or other sources is determined, which is calculated as a percentage of our net cash flows, may encourage our Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our unitholders, including investors in our Primary Offering.

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

Risks related to Tax Matters:

Tax Treatment as a Partnership

We intend to be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes and not as a corporation. We have not sought a ruling from the Internal Revenue Service, or IRS, on the tax treatment of us or our units, and such treatment as a partnership may not be sustained by a court if challenged by the IRS.

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

Avoiding Publicly Traded Partnership Status

No transfer of an interest may be made if it would result in the Company being treated as a publicly traded partnership taxable as a corporation under the Code. We may, without the consent of any unitholder, amend our operating agreement in order to improve, upon advice of counsel, the Company’s position in avoiding such publicly traded partnership status for the Company (and we may impose time-delay and other restrictions on recognizing transfers or on repurchases pursuant to unit repurchase program as necessary to do so). Furthermore, we, upon advice of counsel, may restructure the Company (including the creation or liquidation of subsidiary entities) and/or enter into any agreements that we deem necessary, without the prior approval of the unitholders, if such activities are reasonably determined by us, in our sole discretion, to avoid the Company being characterized as a publicly traded partnership under the Code that is taxable as a corporation.

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

Pursuant to legislative changes enacted in the Bipartisan Budget Act of 2015, which become effective for tax years beginning in 2018, the IRS may, in certain circumstances, collect taxes (together with applicable interest and penalties) directly from the Company following a determination that the Company has underreported taxable income to our unitholders with respect to such years.  The payment of such taxes by the Company would reduce the funds available for distribution by the Company, and could adversely affect the value of our units.

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

Unrelated Business Taxable Income

Tax-exempt investors (such as an employee pension benefit plan or an IRA) may have Unrelated Business Taxable Income, or UBTI, from investments that are made by us. We have borrowed and may in the future borrow funds, which can lead to the generation of UBTI from debt financed property. We may also receive income from services rendered in connection with making loans, which is likely to constitute UBTI. We may acquire investments that generate UBTI and unitholders can expect some or all of their profits from the Company to be UBTI. Although we have attempted to structure our investments so as to minimize generating UBTI, there is no assurance that UBTI will not be generated from our investments. The Company will not be liable to tax-exempt investors for the recognition of UBTI.

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

Effectively Connected Income, FIRPTA, and State Tax Withholding

We may generate income that is “effectively connected” with a U.S. trade or business, and, if so, a foreign unitholder will generally be required to file an annual federal income tax return. A federal withholding tax, at the highest applicable effective tax rate, generally will be imposed on a foreign unitholder’s allocable share of such effectively connected income (whether or not such income is distributed). There also may be state or local tax withholding. Foreign investors may also be subject to the provisions of the Foreign Investment in Real Property Tax Act of 1980, as amended, which generally treats any gain or loss of a foreign person that is realized in connection with the (actual or constructive) disposition of a “U.S. real property interest” as gain or loss effectively connected with a trade or business engaged in by the taxpayer in the U.S. A 30% U.S. “branch profits tax” will generally apply to an investment in the Company by foreign unitholders that are corporations.

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

Risks Relating to Investing in our Units:

The units sold will not be listed on an exchange for the foreseeable future, if ever. Therefore, it will be difficult for our unitholders to sell their units and, if they are able to sell their units, they will likely sell them at a substantial discount.

The units offered by us in the Offering and any future offerings are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, our unitholders should not rely on our unit repurchase program as a method to sell units promptly because our unit repurchase program includes numerous restrictions that limit the unitholders’ ability to sell our units to us, and our board of managers may amend, suspend or terminate our unit repurchase program at any time. In particular, the unit repurchase program provides that we may make repurchase offers only if our unitholders have held our units for a minimum of one year, we have sufficient funds available for repurchase from our distribution reinvestment plan and to the extent the total number of units for which repurchase is requested in any 12 month period does not exceed 5% of our weighted average number of outstanding units as of the same date in the prior 12 month period. Therefore, it will be difficult for our unitholders to sell their units promptly or at all. If our unitholders are able to sell their units, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell units to someone in those states. The units should be purchased as a long-term investment only.

In the future, our board of managers may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) dissolution and winding up distribution of our assets; (2) merger or sale of all or substantially all of our assets; or (3) the listing of units on a national securities exchange. If we do not consummate a liquidity event by August 25, 2021, we will be required to commence an orderly liquidation of the assets unless a majority of our board, including a majority of the independent managers, determines that liquidation is not in the best interests of our unitholders. Under such circumstances the commencement of an orderly liquidation will be postponed for one year. Further postponement of the liquidity event would only be permitted if a majority of our board, including a majority of independent managers, again determined that liquidation would not be in the best interest of our unitholders and our board must make a determination in this manner during each successive year until a liquidity event has occurred. If we at any time choose to seek but then fail to obtain unitholders’ approval of our liquidation, our operating agreement would not require us to consummate a liquidity event or liquidate and would not require our board to revisit the issue of liquidation, and we could continue to operate as before.

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

Our net asset value and the offering prices would have decreased for all unit classes if the Sponsor had not made capital contributions in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

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

Our dealer manager has limited experience in offerings, which may affect the amount of funds we raise in the Offering, and any future offerings in which they serve as dealer manager, and our ability to achieve our investment objectives.

Our dealer manager, SC Distributors, LLC, was formed in March 2009 and has limited experience conducting offerings. This lack of experience may affect the way in which our dealer manager conducts our offering and any future offerings in which they serve as dealer manager. In addition, because this is a “best efforts” offering, we may not raise proceeds in the Offering sufficient to meet our investment objectives. The success of the Offering and possible future offerings, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to enter into selling agreements with a network of licensed participating brokers dealers. If our dealer manager failed to perform for any reason, it could significantly impact the success of the Offering and, likewise the success of our operations. Substantially less than the maximum units available in the Offering will be sold when the Offering terminates on March 31, 2017. Accordingly, we may not have adequate funds to purchase a diversified portfolio of investments. As a result, we may be unable to achieve our investment objectives, and our unitholders could lose some or all of the value of their investment.

We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in the timeframe contemplated by our prospectus.

Delays in investing the net proceeds from the Offering and any future offerings may impair our performance. We may be unable to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Offering and any future offerings on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. As of December 31, 2016 we had approximately $44.8 million in cash.

We expect to invest proceeds we receive from the Offering and any future offerings in short-term, highly-liquid investments until we use such funds to invest in assets meeting our investment objectives. The income we earn on these temporary investments is not substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with the Offering and any future offerings and distributions. Therefore, delays in investing proceeds we raise from the Offering and any future offerings could impact the amount of and our ability to generate cash flow for distributions.

Our unitholders will experience substantial dilution in the net tangible book value of their units equal to the offering costs associated with their units.

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of the Offering associated with the sale of units. This means that the investors who purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2016, we have incurred a cumulative total of approximately $14.5 million in offering costs which has been reimbursed to our Sponsor.

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

Our unitholders may experience dilution.

Our unitholders do not have preemptive rights. If, as expected, we engage in a subsequent offering of units or securities convertible into units, issue units pursuant to our distribution reinvestment plan or otherwise issue additional units, investors who purchase units in this offering who do not participate in those other securities issuances will experience dilution in their percentage ownership of our outstanding units. Furthermore, unitholders may experience a dilution in the value of their units depending on the terms and pricing of any unit issuances (including the units being sold in the Primary Offering) and the value of our assets at the time of issuance.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates. As of December 31, 2016, there are no new or revised accounting standards that we have not adopted.

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

We are offering our units on a continuous basis at an initial price of $10.00 and $9.576 per Class A and Class C units, respectively, and $9.025 per Class I unit. Effective October 13, 2016, the Company and the dealer manager have agreed to waive the dealer manager fee on all future sales of Class I units resulting in a reduction of the Class I unit offering price from $9.186 to $9.025. We determine our net asset value on a quarterly basis. If our net asset value increases above or decreases below our net proceeds per unit, we will adjust the offering prices of units to ensure that after the effective date of the new offering prices no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of the most recent valuation date.

Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of Duff & Phelps, LLC as to the reasonableness of our internal estimates of fair value of selected loans and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation.

On November 20, 2015, we filed a registration statement on Form S-1 with the SEC in connection with the Follow-On Offering. As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. If the Follow-On Offering is launched, it will only commence after the termination of the Offering. Unless and until a follow-on offering is launched, we will file a Form S-3 registration statement to continue to sell units pursuant to our Distribution Reinvestment Plan.

Effective October 13, 2016, the Company and the dealer manager agreed to waive the dealer manager fee on all future sales of Class I units resulting in a reduction of the Class I unit offering price from $9.186 to $9.025.

Pursuant to the net asset value determination by the Company’s board of managers as of December 31, 2016, the value has not increased above nor decreased below the Company’s net proceeds per unit; therefore, the Company will continue to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.025 per Class I unit. Our estimated net asset value was determined in accordance with the procedures set forth above. Our net asset value and the offering prices would have decreased for all unit classes if the Sponsor had not made capital contributions in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

As of March 24, 2017, there were 16,890,678 Class A units outstanding held of record by 3,968 persons, 7,724,769 Class C units outstanding held of record by 2,061 persons, and 8,633,674 Class I Units outstanding held of record by 1,597 persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

Distributions

We pay distributions pursuant to the terms of our operating agreement on a monthly basis when declared by our board of managers. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will continue to make distributions at a specific rate or at all. Generally, our policy is to pay distributions from cash flow from operations. However, our organizational documents permit us to pay distributions from any source, including borrowings and offering proceeds, provided, however, that no funds will be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. We have not established a cap on the use of offering proceeds to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for investments and unitholders’ overall returns will be reduced. During the quarters ended December 31, 2013 and March 31, 2014, we paid cash distributions in excess of our net investment income for these quarters in the amount of $51,034 and $31,750, respectively, and for each occurrence, our Sponsor made capital contributions to make up the excess distributions.

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

Starting in July 2013, the Company has paid monthly distributions for all classes of units. From July 2013 to April 2014, these distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (less the distribution fee for Class C Units). Starting in May 2014, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee for Class C Units). Starting in January 2016, the distributions were calculated based on unitholders of record for each day in an amount equal to $$0.00197268 per unit per day (less the distribution fee for Class C units). For the year ended December 31, 2016 and 2015, $9,258,169 and $4,808,358, respectively, of these distributions were paid in cash and $7,212,502 and $2,756,952, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
March 31, 2016	$0.17570	$1,857,749	$1,331,325	$3,189,074	$1,857,749	$—
June 30, 2016	$0.17570	2,102,173	1,622,213	3,724,386	2,102,173	—
September 30, 2016	$0.17764	2,515,274	1,983,370	4,498,644	2,515,274
December 31, 2016	$0.17764	2,782,973	2,275,594	5,058,567	2,782,973
Total for 2016		$9,258,169	$7,212,502	$16,470,671	$9,258,169	$-

March 31, 2015	$0.17377	$944,850	$441,310	$1,386,160	$944,850	$—
June 30, 2015	$0.17570	1,079,836	556,073	1,635,909	1,079,836	—
September 30, 2015	$0.17764	1,263,850	744,903	2,008,753	1,263,850	—
December 31, 2015	$0.17764	1,519,822	1,014,666	2,534,488	1,519,822	—
Total for 2015		$4,808,358	$2,756,952	$7,565,310	$4,808,358	$—

March 31, 2014	$0.15577	$251,016	$71,482	$322,498	$219,266	$31,750
June 30, 2014	$0.16970	349,070	151,603	500,673	349,070	—
September 30, 2014	$0.17764	544,594	242,582	787,176	544,594	—
December 31, 2014	$0.17764	794,372	347,002	1,141,374	794,372	—
Total for 2014		$1,939,052	$812,669	$2,751,721	$1,907,302	$31,750

September 30, 2013	$0.15924	$46,681	$21,770	$68,451	$46,681	$—
December 31, 2013	$0.15924	169,699	28,492	198,191	118,665	51,034
Total for 2013		$216,380	$50,262	$266,642	$165,346	$51,034

(1)	Capital contribution from our Sponsor

Unregistered Sales of Equity Securities and Use of Proceeds.

During the years ended December 31, 2016 and 2015, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1.5 billion in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and was originally expected to terminate on or before February 24, 2015. In February 2015, our board of managers elected to extend the Offering for up to an additional one year period, expiring on February 25, 2016. On November 18, 2015, our board of managers elected to extend the Offering for up to an additional six month period, expiring August 25, 2016. On February 19, 2016, our board elected to extend the Offering to December 31, 2016.  On September 20, 2016, the Company elected to further extend its current offering to March 31, 2017. Our offering period will terminate on March 31, 2017.

Through SC Distributors, LLC, the dealer manager for the Offering, we have been offering to the public on a best efforts basis up to $1.25 billion of units, consisting of Class A units at $10.00 per unit, Class C units at $9.576 per unit and Class I units at $9.025 per unit.

We have also been offering up to $250 million of units pursuant to our Distribution Reinvestment Plan. Units issued under the Distribution Reinvestment Plan are offered at a price equal to the then current offering price per unit less the sales fees associated with that class of units in the Primary Offering. The units being offered can be reallocated among the different classes and between the Primary Offering and the Distribution Reinvestment Plan. On March 3, 2017, the board of managers authorized an amendment to the Distribution Reinvestment Plan and commencing with all reinvestments made with respect to distributions during the second quarter of 2017, units will be offered at the greater of $9.025 or the net asset value per unit for each class of units. Following the termination of the Offering, units offered pursuant to our Distribution Reinvestment Plan will be sold pursuant to a registration statement on Form S-3, unless or until a follow-on offering is launched.

As of December 31, 2016, we had received subscriptions for and issued 30,781,900 of our units, including 1,200,164 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $296,248,000, including approximately $10,832,000 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of approximately $4,137,000 and selling commissions of $14,341,000, for net proceeds of $277,770,000). From the net offering proceeds, we have paid and accrued a total of $14,543,691 towards reimbursement to our Sponsor for our organization and offering costs. With net offering proceeds, we have financed a net total of approximately $203,477,000 in senior secured trade finance, secured mezzanine term loan, and senior secured term loan transactions.

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

On November 11, 2014, our board of managers amended our unit repurchase program to provide for the repurchases to be made on the last calendar day of the quarter rather than the last business day of the quarter. On March 3, 2017, the board of managers authorized an amendment to the unit repurchase program and commencing with redemption requests processed at the end of the second quarter of 2017, units will be redeemed at a price equal to the greater of $9.025 or the NAV per unit for each class of units.

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

For the year ended December 31, 2016, the Company had received and processed 31 repurchase requests. The Company repurchased an aggregate of 565,549 Class A units, 8,943 Class C units, and 573,750 Class I units at a price of $9.025 per unit for a total of $10,362,875.

For the year ended December 31, 2015, the Company had received and processed 6 repurchase requests. The Company repurchased an aggregate of 6,491 Class A units, 2,374 Class C units, and 10,141 Class I units at a price of $9.025 per unit for a total of $171,528.

The following table reflects the activity under our unit repurchase program during the three months ended December 31, 2016.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
10/01/2016 - 10/31/2016	385,301	$9.025	385,301	399,511
11/01/2016 - 11/30/2016	—	—	—	399,511
12/01/2016 - 12/31/2016	—	—	—	399,511
Total	385,301	$9.025	385,301

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which our unitholders may elect to have the full amount of their cash distributions from us reinvested in additional units of the same class. Units under our distribution reinvestment plan are currently offered at a price equal to $9.025 per unit of each class, which is equal to our current offering price per unit of each class less the sales fees associated with such class of units in the Primary Offering. No selling commissions or dealer manager fees will be paid on units sold under our distribution reinvestment plan. The distribution fee is payable with respect to all Class C units sold in the Offering. On March 3, 2017, the board of managers authorized an amendment to the Distribution Reinvestment Plan and commencing with all reinvestments made with respect to distributions during the second quarter of 2017, units will be offered at the greater of $9.025 or the net asset value per unit for each class of units. Following the termination of the Offering, units offered pursuant to our Distribution Reinvestment Plan will be sold pursuant to a registration statement on Form S-3, unless or until a follow-on offering is launched. Pursuant to the amendment to the Distribution Reinvestment Plan as well as any Distribution Reinvestment Plan units sold pursuant to a registration statement on Form S-3, the Company will not pay any selling commissions, dealer manager fees or distribution fees. However, while there are no additional distribution fees that will be paid for any Class C units sold pursuant to the Distribution Reinvestment Plan, distribution fees have been and may be paid on an ongoing basis for Class C units sold pursuant to other Company offerings. Because distribution fees payable with respect to Class C units sold in other offerings are paid from and reduce the amount available for distribution on all Class C units, distributions will be reduced for Class C units purchased pursuant to the Distribution Reinvestment Plan.  This will result in lower cash distributions with respect to the Class C units than the cash distributions with respect to Class A and Class I units. We may amend, suspend or terminate the distribution reinvestment plan at our discretion.

For the period from June 12, 2013 through December 31, 2016, we issued 1,200,164 units totaling approximately $10,832,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual report.

	At and for the	At and for the
	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Consolidated Statement of Operations Data:
Total investment income	$20,440,362	$9,657,063
Management fees (1)	4,172,643	2,006,532
Incentive fees (1)	3,319,149	1,576,895
Total net expenses	4,193,472	1,772,586
Net investment income	16,246,890	7,884,477
Net change in unrealized appreciation (depreciation) on investments	259,347	(318,424)
Net increase in net assets resulting from operations	16,506,237	7,566,053
Consolidated Per unit Data:
Net asset value per unit at year end	$8.469	$8.543
Net investment income	0.77	0.75
Net increase in net assets resulting from operations	0.78	0.72
Distributions paid	0.78	0.72
Consolidated Balance Sheet Data:
Total investment at fair value	$203,795,813	$101,028,104
Cash	44,790,312	33,246,769
Total assets	258,678,335	139,783,516
Total liabilities	7,922,420	1,162,909
Total net assets	250,755,915	138,620,607
Other Data:
Weighted average annual yield on investments (2)	12.3%	12.5%
Number of portfolio companies at year end	32	25

(1)	Our Sponsor reimbursed us for a portion of these fees under the Amended Operating Expense Responsibility Agreement.
(2)	The weighted average yield is based in on the current cost of our investments.

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

Our business strategy is to generate competitive financial returns and positive economic, social and environmental impact by providing financing to SMEs, which we define as those business having less than 500 employees, primarily in developing economies. To a lesser extent, we may also make impact investments in companies that may not meet our technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. We generally expect that such investments will have similar investment characteristics as SMEs as defined by us. Our style of investment is referred to as impact investing, which J.P. Morgan Global Research and Rockefeller Foundation in a 2010 report called “an emerging alternative asset class” and defined as investing with the intent to create positive impact beyond financial return. We believe it is possible to generate competitive financial returns while creating positive, measurable impact. We measure the economic, social and environmental impact of our investments using industry-standard metrics, including the Global Impact Investing Network’s Impact Reporting and Investment Standards. Through our investments in SMEs, we intend to enable job creation and stimulate economic growth.

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we are offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the Primary Offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The Company’s offering period will terminate on March 31, 2017.

On November 20, 2015, we filed a registration statement on Form S-1 with the SEC in connection with the Follow-On Offering. As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. If the Follow-On Offering is launched, it will only commence after the termination of the Offering. Unless and until a follow-on offering is launched, we will file a Form S-3 registration statement to continue to sell units pursuant to our Distribution Reinvestment Plan.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of December 31, 2016, we had received subscriptions for and issued 30,781,900 of our units, including 1,200,164 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $296,248,000 including approximately $10,832,000 reinvested under our Distribution Reinvestment Plan, (before dealer-manager fees of approximately $4,137,000 and selling commissions of $14,341,000, for net proceeds of $277,770,000).

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the ten sub-advisors that we have contracted to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $5-15 million per transaction for direct SME loans and $500,000 to $10 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2016, most of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception and through December 31, 2016, under the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has assumed substantially all our operating expenses. As of December 31, 2016, the Sponsor has agreed to pay a cumulative total of approximately $12.8 million of operating expenses.

Portfolio and Investment Activity

During the year ended December 31, 2016, we invested, either through direct loans or loans participation, approximately $252.2 million across 33 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of approximately $150.2 million.

During the year ended December 31, 2015, we invested, either through direct loans or loans participation, $138,143,039 across 31 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of $90,475,779.

At December 31, 2016 and 2015, our investment portfolio included 32 and 25 companies, respectively and the fair value of our portfolio was comprised of the following:

	As of December 31, 2016		As of December 31, 2015
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$28,673,487	14.1%	$5,474,534	5.4%
Senior secured term loan participations	58,450,761	28.7%	18,484,242	18.3%
Senior secured trade finance participations	116,671,565	57.2%	77,069,328	76.3%
Total investments (1)	$203,795,813	100.0%	$101,028,104	100.0%
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

As of December 31, 2016, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 11.1%, 14.9%, and 12.3%, respectively, for a weighted average yield on investments of approximately 12.3% on our total portfolio.

As of December 31, 2015, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 11.6%, 15.7%, and 13.5%, respectively, for a weighted average yield on investments of approximately 12.5% on our total portfolio.

Prodesa

As of December 31, 2016, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $2,150,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  In March and April 2015, Prodesa did not timely make the payments that were due under the two term loans because of economic difficulties.  Since then, the Company has been working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March 2015 to December 2015. Through October 2015, Prodesa had made all interest payments required under the Forbearance Agreement. Interest payments required under the term loans for the months subsequent to October 2015 had not been made by Prodesa due to Prodesa being placed into bankruptcy in November 2015 as described further below. In April 2016, Prodesa exited the bankruptcy process and Prodesa started once again to make interest payments. During the period from July 2016 to December 2016, the Company has received $200,000 in principal payments and approximately $237,000 in interest payments from

Prodesa. Accordingly, the Company is still accruing interest, which amounted to approximately $482,600 as of December 31, 2016, on the Prodesa loans. In addition, during January and February 2017, the Company received $100,000 in principal payments and approximately $78,000 in interest payments and expects that Prodesa will continue to make regular principal and interest payments. The Company has estimated the fair value of the Prodesa loans as of December 31, 2016 at $3,900,000 based on the income valuation approach as further described in Note 4.

During 2015, Prodesa underwent a change in ownership. Through the month of September 2015, the new ownership had injected over $830,000 in Prodesa for working capital purposes. The Company has been working with Prodesa to re-align its operations and, on October 5, 2015, the Company funded a $400,000 senior secured purchase order revolving credit facility to Prodesa.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. On November 6, 2015, Prodesa paid back to the Company the entire $400,000 and related interest owed under the purchase order facility. On November 20, 2015, the Company funded a second draw under the purchase order facility in the amount of $190,000 which was repaid in full on February 29, 2016. During the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

Usivale

In May 2015, one of the Company’s borrowers, Usivale Industria E Commercio (“Usivale”), with an aggregate principal balance of $3,000,000, notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of the loans, the Company originally increased the annual interest rate charged Usivale from 12.43% to 17.43%.  On August 27, 2015, Usivale filed for judicial recuperation or recovery (the “Filing”) with the local court in Brazil.  The Filing was led by the ongoing pricing pressure within the sugar market, leading up to the material drop in the month of August, when prices reached a seven year low. The Filing provided for a 180 day “standstill” period relative to any claim for payment by Usivale’s creditors. During this period, Usivale was permitted to operate as usual, but was required to develop and present a recovery plan to its creditors to allow it to emerge from judicial recovery. Usivale submitted an initial plan to the judicial court for review at the end of November 2015, which was published by the court on January 19, 2016. Creditors had 30 days to review and either approve or reject the plan. As the only secured creditor within the greater credit group, the Company’s acceptance of any plan was required.  The Company placed Usivale on non-accrual status effective August 27, 2015, the date of the judicial recovery filing.

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and started accruing interest on the unpaid principal effective November 10, 2016. As of December 31, 2016, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).  Accordingly, the Company recorded an unrealized gain of $318,424 during the year ended December 31, 2016.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a total balance outstanding of $799,767 of as December 31, 2016. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made on October 2016. Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of December 31, 2016, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisor now owns 40% of the Distributor. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $127,400 for the year ended December 31, 2016. Based on the information available to the Company and according to its valuation policies, the Company had estimated the fair value of its investment in the Distributor to be $740,690 as of December 31, 2016 and recorded an unrealized depreciation adjustment of $59,077 for the year ended December 31, 2016.

Farm Supplies Distributor

The Company has several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of December 31, 2016. The participations have maturity dates ranging from October 25, 2015 to May 3, 2016.  The facility serves to finance the shipment of fertilizer to the Zambian government and is secured by receivables.  The delay in repayment is due to slow payment of the receivables by the Zambian Government caused by a national budget deficit.  The Company placed this participation on non-accrual status effective July 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $322,600 for the year ended December 31, 2016.  In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer has 180 days from time of filing (June 1, 2017) to conclude their collection process and make payment against the policy. The Company has determined that there is sufficient collateral, including a credit insurance policy, should the Zambian government or subsequently Neria not pay, to cover the entire principal and interest balance due from Neria and has determined, in accordance with its valuation policy, that the fair value should remain at $5,078,526 as of December 31, 2016.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (“the Exporter”) located in Guatemala, with a principal balance outstanding of $907,565 and accrued interest of $99,780 as of December 31, 2016. The participation has a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  However, the Exporter has been able to secure new customers to replace the lost order(s), which will enable the Exporter to start making payments to the Company.  In addition, the Exporter has made three principal payments totaling $92,435 during October and November 2016.  The Company has determined that there is sufficient collateral to support the repayment of this participation and has determined, in accordance with its valuation policy, that the fair value of this investment should remain at $907,565 as of December 31, 2016.

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to 300 days of accrued interest receivable as of December 31, 2016.  The Company’s interest receivable balances at December 31, 2016 and 2015 are recorded at the amounts that the Company expects to collect.  In addition, certain of the Company’s investment in term loans accrue deferred interest which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2016 and 2015 amounted to $1,403,416 and $393,430, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Interest income	$20,130,867	$9,568,481
Interest from cash	309,495	88,582
Total investment income	20,440,362	9,657,063
Management fees	4,172,643	2,006,532
Incentive fees	3,319,149	1,576,895
Professional fees	903,896	740,057
General and administrative expenses	943,814	645,747
Board of managers fees	187,500	187,500
Total expenses	9,527,002	5,156,731
Expense support payment from Sponsor	(5,333,530)	(3,384,145)
Net expenses	4,193,472	1,772,586
Net investment income	$16,246,890	$7,884,477

Revenues.

For the years ended December 31, 2016 and 2015, total investment income amounted to $20,440,362 and $9,657,063, respectively. Interest income increased by $10,562,386 during 2016 primarily as a result of an increase in our weighted average investment portfolio of approximately $77,745,000 combined with an increase in the weighted average yield of approximately 0.34 from a weighted average yield of 12.74% for 2015 to approximately 13.08% for 2016.

For the year ended December 31, 2016, interest income from loan participations and direct loans amounted to $17,539,075 and $2,591,792, respectively. Interest income also included $266,569 in fees earned.  In addition, we earned $309,495 in interest income on our cash balances.

Interest income of $9,568,481 earned during the year ended December 31, 2015 all came from loan participations and included $225,993 in payment-in-kind interest. In addition, we earned $88,582 in interest income on our cash balances.

Expenses.

Total operating expenses, excluding the management and incentive fees, incurred for the year ended December 31, 2016 increased by $461,906 or 29% to $2,035,210 from $1,573,304 for the year ended December 31, 2015. The increase was primarily due to the following: 1) an increase in general and administrative expenses of $298,067, which was attributable to increases in a number of expenses, the largest being a $146,352 increase in fees paid to our transfer agent, $51,104 increase in fund accounting, $30,132 increase in printing costs, and $16,228 increase in interest expense; and 2) an increase in professional fees of $163,839. Our Sponsor assumed responsibility for a portion of our operating expenses in the amount of $1,520,770 and $1,247,516 under the Responsibility Agreement for expenses paid or incurred by the Company for the years ended December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015, the management fees amounted to $4,172,643 and $2,006,532, respectively. The incentive fees for the years ended December 31, 2016 and 2015 amounted to $3,319,149 and $1,576,895, respectively.  A portion of the management fees, amounting to $842,468 and $559,734 for 2016 and 2015, respectively, and the $2,970,292 and $1,576,895, respectively, of the incentive fees for 2016 and 2015 were paid by the Sponsor under the Responsibility Agreement.

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

•	fees payable to our Advisor;
•	interest payable on our notes and other debt, if any, incurred to finance our investments;
•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees;
•	independent manager fees and expenses, including travel expenses;
•	costs of board meetings, unitholders’ reports and notices and any proxy statements;
•	costs of fidelity bonds, managers and officers errors and omissions liability insurance and other types of insurance;
•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, long distance telephone and staff;
•

fees and expenses associated with the collection, monitoring, reporting of the non-financial impact of our investments, including expenses associated with third party external assurance of our impact data;

•

fees and expenses associated with being a public company, including preparing and filing reports with the SEC, independent audits and outside legal costs, compliance with the Sarbanes-Oxley Act of 2002 and other applicable federal and state securities laws; and

•

all other expenses incurred by us or the Advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our Advisor in performing certain of its obligations under the Advisory Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the year ended December 31, 2016, we recorded $259,347 in unrealized gains. For the year ended December 31, 2015 we recorded $318,424 in net unrealized losses. We had no realized gains or losses for the years ended December 31, 2016 and 2015.

Changes in Net Assets from Operations.

For the year ended December 31, 2016 and 2015, we recorded net increases in net assets resulting from operations of $16,506,237 and $7,566,053, respectively.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2016, we had $44.8 million in cash. We generate cash primarily from the net proceeds from the sale of units, from cash flows from interest, dividends and fees earned from our investments, from principal repayments, from proceeds from sales of our investments, and from sale of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement. The Company may only reimburse the Sponsor for expenses covered under the Responsibility Agreement if we raise $200 million of gross proceeds in the Primary Offering and such reimbursement does not cause the Company’s net asset value per unit to fall below the prior’s quarter’s net asset value per unit. While the Company has raised gross proceeds of over $200 million in the Primary Offering as of December 31, 2016, any such reimbursement would cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the Primary Offering, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.  Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

The Company’s net asset value has not changed since the commencement of the Offering but it would have decreased for all unit classes if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of

December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. In June 2013, the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000. As of December 31, 2016, the Company had sold approximately 30.78 million total units in the Offering (including units pursuant to the Distribution Reinvestment Plan) for total gross offering proceeds of approximately $296 million.

We may borrow funds to make investments. We have not decided to what extent going forward, we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been actively seeking financing and are currently talking with development banks and several commercial banks but have not yet received any commitments for financing. Accordingly, we cannot predict with certainty if we will be able to obtain financing and what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. As of December 31, 2016, we had raised $1.635 million in the note offering and such debt was outstanding.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein as all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. On February 23, 2017, our board of managers determined to extend our Advisory Agreement until March 3, 2017.  On March 3, 2017, our board of managers determined to further extend our Advisory Agreement, effective March 3, 2017, through February 25, 2018. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of the gross offering proceeds raised from the offering. As of December 31, 2016, there is no amount due to be reimbursed to the Sponsor.

Pursuant to the terms of an Amended and Restated Operating Expense Responsibility Agreement between the Company and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2016 and will pay additional accrued operating expenses of the Company, which will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering, provided that any such reimbursement during the period of the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $12.8 million through December 31, 2016.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions with respect to the Class C units will be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2016, we paid a total of $16,470,671 in distributions, comprised of $9,258,169 paid in cash and $7,212,502 reinvested under our Distribution Reinvestment Plan. For the year ended December 31, 2015, we paid a total of $7,565,310 in distributions, comprised of $4,808,358 paid in cash and $2,756,952 reinvested under our Distribution Reinvestment Plan.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2016, except as discussed below.

Distributions

On January 19, 2017, with the authorization of our board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On February 1, 2017, $963,250 of these distributions were paid in cash and on January 31, 2017, $837,472 were reinvested in the Company’s units for those investors participating in the Company’s unit Distribution Reinvestment Plan.

On February 23, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On March 1, 2017, $908,110 of these distributions were paid in cash and on February 28, 2017, $782,125 were reinvested in the Company’s units for those unitholders participating in the Distribution Reinvestment Plan.

On March 3, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 3, 2017.

Status of the Offering

Subsequent to December 31, 2016 through March 24, 2017, the Company sold approximately 3.64 million units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan) for approximately $34.7 million in gross proceeds. As of March 24, 2017, the Company had received $330.9 million in total gross offering proceeds through the issuance of approximately 34.42 million total units in the Offering (including shares issued pursuant to the Distribution Reinvestment Plan).

Unit Offering Price

Based on the Company’s net asset value of $250,755,915 as of December 31, 2016, Class A units and Class C units continue to be offered at their initial offering prices of $10.00 per unit and $9.576 per unit, respectively, and Class I units at $9.025 per unit. Effective October 13, 2016, the Company and the dealer manager agreed to waive the dealer manager fee on all future sales of Class I units resulting in a reduction of the Class I unit offering price from $9.186 to $9.025. Our net asset value and the offering prices would have decreased for all unit classes if the Sponsor had not made a capital contribution in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

Investments

Subsequent to December 31, 2016 through March 24, 2017, the Company funded approximately $67.2 million in new loans and received proceeds from repayment of loans of approximately $48.5 million.

Amendments to Prodesa Loans

On January 31, 2017, the Company entered into a series of loan amendments with Prodesa. First, the $2,000,000 term loan facility with an original maturity date of July 15, 2016 was amended to increase the commitment to $3,540,000 to finance the acquisition of additional machinery and equipment and refinance existing property. As part of the amendment, the loan facility also extended the maturity date to July 28, 2021, and amended the interest rate on the $3,540,000 loan to 12.00% per annum, reflecting the increased and improved collateral supporting the loan facility.

Separately, the Company simultaneously entered into amendments for the $750,000 inventory loan facility and the $1,750,000 purchase order facility to extend those facilities to mature concurrently with the amended term loan facility above, as each facility is cross-defaulted and cross-collateralized.  The $750,000 inventory loan, with an original maturity date February 15, 2015 and previously extended to December 22, 2016, now matures on July 28, 2021. The $1,750,000 purchase order facility, with an original maximum term of December 31, 2020, now matures on July 28, 2021.

Agreements

On March 25, 2017 we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the term of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2016, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2016.

Our Advisory Agreement between us and the Advisor, dated as of February 25, 2014, had been previously renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. On February 23, 2017, our board of managers determined to extend our Advisory Agreement until March 3, 2017.  On March 3, 2017, our board of managers determined to further extend our Advisory Agreement, effective March 3, 2017, until February 25, 2018.

Critical Accounting Policies and Use of Estimates

The following discussion addresses the accounting policies that we utilize based on our current operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. In addition to the discussion below, we also describe our critical accounting policies in the notes to our financial statements.

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
•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market, income, or cost approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or  a combination of these approaches, (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying obligor
•	Industry factors that are relevant to the investment or the underlying obligor
•	Historical and projected financial performance of the obligor based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type & value) that supports the investment

•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, the Fund’s ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized

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

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2016 or 2015. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company had sold the maximum amount of the Offering, it anticipated that such expenses would have equaled approximately 1.25% of the gross proceeds raised. However, such expenses will exceed this percentage because the Primary Offering is now due to terminate on March 31, 2017. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Expense Responsibility Agreement

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”), the Sponsor has paid expenses on behalf of the Company through December 31, 2016 and will additionally pay the accrued operating expenses of the Company as of December 31, 2016 on behalf of the Company. Such expenses may not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “NAV Hurdle”). While the Company has raised gross proceeds of over $200 million in the Primary Offering as of December 31, 2016, any such reimbursement would cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Thus, such amounts are not yet payable by the Company to the Sponsor and expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2016. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable. Following the end of the Primary Offering, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.

U.S. Federal Income Taxes

We believe that we are properly characterized as a partnership for U.S. Federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes.  As a partnership, we are generally not subject to U.S. Federal income tax at the entity level.

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

Value Determinations in Connection with this Offering

We are offering our units on a continuous basis at an offering price of $10.00 per Class A unit, $9.576 per Class C unit and $9.025 per Class I unit; however, to the extent that our net asset value on the most recent valuation date increases above or decreases below our net proceeds per unit as stated in the Company’s prospectus for the Primary Offering, our board of managers will adjust the offering prices of all classes of units to ensure that no unit is sold at a price, after deduction of selling commissions, dealer manager fees and organization and offering expenses, that is above or below our net asset value per unit as of such valuation date.

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

Based on the valuation with respect to the quarter ended December 31, 2016, the offering prices of our Class A and C units have not changed from the prior quarter and we are continuing to sell them at $10.00 per Class A unit and $9.576 per Class C unit. Effective October 13, 2016, the Company and the dealer manager agreed to waive the dealer manager fee on all future sales of Class I units resulting in a reduction in Class I unit offering price from $9.186 to $9.025. However, the valuation and the offering prices would have decreased for all unit classes if the Sponsor had not made capital contributions in the aggregate amount of $82,784 as of December 31, 2015 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Management has adopted this guidance effective for the fourth quarter of 2016.

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

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2016. These investments maturities reflect contractual maturity dates. See note 3 to our consolidated financial statements for additional information regarding our investments.

	Future Principal Payments and Interest Rates by the Investments Contractual Year of Maturity
	2017	2018	2019	2020	2021	Total	Fair Value (a)
Fixed rate investments	$127,298,311	$15,783,837	$33,634,726	$8,390,574	$5,386,822	$190,494,270	$190,435,193
Weighted average interest rate (b)	11.32%	14.61%	13.10%	12.95%	13.35%	12.04%
Variable rate investments	$2,850,408	$2,850,408	$2,850,408	$2,850,408	$1,958,988	$13,360,620	$13,360,620
Weighted average interest rate (b)	15.80%	15.80%	15.80%	15.80%	15.80%	15.80%

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 28, 2016, our board of managers approved and ratified the second amendment and restatement of the Company’s Limited Liability Company Operating Agreement (the “Operating Agreement”). The Operating Agreement was amended and restated in order to amend Section 7.4. Section 7.4 previously provided that subject to compliance with applicable state securities laws and regulations, the Offering shall terminate two (2) years from the original effective date of the Company’s prospectus for the Offering unless fully subscribed at an earlier date or terminated on an earlier date by the board of managers, or unless extended by the board of managers for up to an additional eighteen (18) months. As amended, Section 7.4 provides that the subject to compliance with applicable state securities laws and regulations, the Offering shall terminate two (2) years from the original effective date of the prospectus unless fully subscribed at an earlier date or terminated on an earlier date by the board of managers, or unless extended by the board of managers in accordance with applicable federal securities laws and regulations. There were no other amendments to the Operating Agreement. A copy of the Second Amended and Restated Limited Liability Company Operating Agreement is included as an exhibit to this Annual Report on Form 10-K.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2016, the board of managers held 16 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	55	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	56	Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer and Affiliated Manager
Paul Sanford	41	Chief Investment Officer
Terry Otton	63	Independent Manager
Cynthia Hostetler	54	Independent Manager
R. Michael Barth	67	Independent Manager

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

Brent L. VanNorman, Esq., CPA, Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer, Secretary and Manager

Brent L. VanNorman has served as our Chief Financial Officer since August 2014 and as our Chief Operating Officer, Chief Compliance Officer and Secretary, as Chief Operating Officer and Chief Financial Officer of our Advisor since October 2013, and as President of our Sponsor since November 2015. Mr. VanNorman also served as the Interim Chief Financial Officer of the Company from October 2013 until his appointment as Chief Financial Officer of the Company in August 2014. Mr. VanNorman has served as a Manager since December 2014.  Prior to joining us, Mr. VanNorman served as a key member of the Intellectual Property and Litigation Team for the international law firm of Hunton & Williams LLP, beginning his practice there in August 2000, and terminating when he joined the Company. Prior to practicing law, Mr. VanNorman served as a Chief Information Officer for The Title Office, where he managed the accounting, data processing and marketing departments, along with 15 of the company’s 42 offices.

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

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in emerging markets development and investment. His qualifications to serve on the Company’s board of managers span more than 30 years’ of relevant experience in development/emerging markets, including serving as Chief Executive Officer of FMO (Netherlands Development Finance Company), Director of the Capital Markets Development Department at the World Bank and several senior positions at the International Finance Corporation, the private sector arm of the World Bank Group. Mr. Barth is currently Chairman of the Board of SFC Ltd., part of the AfricInvest Group, and is also a member of the Boards of Directors of FINCA Microfinance Holding and SNV (USA). He is also a member of the Investment Committee of the MPEF III fund of private equity manager Tuninvest /Africinvest and is on the Advisory Committee of CASF and African River Funds. Additionally, he is Senior Advisor of the Emerging Markets Private Equity Association (EMPEA); Senior Advisor to McKinsey and Company; a non-resident Associate of the Center for Strategic and International Studies; and a member of the International Council of the Bretton Woods Committee. Previously, he has held several board positions, including of EMPEA and the Emerging Markets Growth Fund.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2016, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Messrs. Terry Otton and R. Michael Barth and Ms. Cynthia Hostetler. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had one meeting in 2016. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

Limited Liability and Indemnification of Managers, Officers, Employees and Other Agents

Our organizational documents limit the liability of our managers and officers to us and our unitholders for monetary damages and generally require us to indemnify our managers, officers, our Advisor, and its affiliates for losses they may incur by reason of their service in that capacity. We will not provide that our sponsor, a manager, our Advisor or its affiliates (the “Indemnitee”) is held harmless for any loss or liability suffered by us unless all of the following conditions are met:

•	the Indemnitee has determined in good faith that the course of conduct that caused the loss or liability was in our best interests;
•	the Indemnitee was acting on our behalf or performing services for us;
•	in the case of an independent manager, the loss or liability was not the result of gross negligence or willful misconduct by the independent manager;
•

in the case of a manager other than an independent manager, our Advisor or one of its affiliates, the loss or liability was not the result of negligence or misconduct by the party seeking to be held harmless; and

•	the agreement to hold harmless is recoverable only out of our assets and not from our unitholders.

Furthermore, our organizational documents prohibit the indemnification of an Indemnitee for losses, liabilities or expenses arising from or out of an alleged violation of state or federal securities laws, unless one or more of the following conditions is met:

•	there has been a successful adjudication on the merits of each count involving alleged material securities law violations;
•	such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction; or
•

a court of competent jurisdiction approves a settlement of the claims against the Indemnitee and finds that indemnification of the settlement and related costs should be made, and the court considering the request for indemnification has been advised of the position of the Securities and Exchange Commission and of the published position of any state securities regulatory authorities in states in which the securities were offered or sold as to indemnification for violations of securities law.

The Securities and Exchange Commission and certain states, take the position that indemnification against liabilities arising under the Securities Act of 1933 is against public policy and unenforceable.

Our operating agreement also provides that we shall indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:

•	any of our present or former managers or officers who is made or is threatened to be made a party to a proceeding by reason of his or her service in that capacity
•

any individual who, while our manager or officer, and at our request, serves or served as a director, officer, partner or trustee of another partnership, corporation, joint venture, trust, employee benefit plan or other enterprise and who is made or is threatened to be made a party to a proceeding by reason of his or her service in that capacity; or

•	the Advisor or any of its affiliates acting as our agent.

These aforementioned rights to indemnification and advance of expenses vest immediately upon the appointment as a manger, officer, Advisor or affiliate.

Additionally, pursuant to our operating agreement, the advancement of funds to the Advisor or its affiliates for reasonable legal expenses and other costs incurred as a result of any legal action for which indemnification is being sought is permissible only if all of the following conditions are met:

•	the legal action relates to acts or omissions with respect to the performance of duties or services on our or our subsidiaries’ behalf;
•	the legal action is initiated by a third party who is not a unitholder or, if by a unitholder acting in his or her capacity as such, a court of competent jurisdiction approves such advancement; and
•

the Advisor or its affiliates undertake to repay the advanced funds to us, together with the applicable legal rate of interest thereon, if it is ultimately determined that such party is not entitled to indemnification.

We also purchase and maintain insurance on behalf of all our managers and executive officers against liability asserted against or incurred by them in their official capacities with us.

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

During 2016, we compensated each of our independent managers with an annual retainer of $50,000. On March 3, 2017, the board approved an increase in annual retainer to $60,000 commencing with respect to 2017, which will be pro-rated in the event of a partial term. In addition, we pay our independent managers fees for participating on committees of the board as follows:

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$70,000	—	$70,000
Cynthia Hostetler	$57,500	—	$57,500
R. Michael Barth	$60,000		$60,000

The Company did not have any outstanding equity awards as of December 31, 2016.

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

Terry Otton

Cynthia Hostetler

R. Michael Barth

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2016 and 2015, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2016 and 2015, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

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

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	2.0%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Brent VanNorman	1,379	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All manager and officers as a group	340,330		2.1%
*	Amount represents less than 1%
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

The Company did not have any outstanding equity awards as of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

General

Our executive officers, two of our managers and the key investment professionals of our Advisor who perform services for us on behalf of our Advisor are also officers, directors, managers, and/or key professionals of our Sponsor, our dealer manager and other affiliates. For an overview of the positions held by these individuals at our affiliates, please see “Part III, Item 10: Directors, Officers and Corporate Governance— Managers and Executive Officers.” These persons have legal obligations with respect to those entities that are similar to their obligations to us.

Dealer Manager

Strategic Capital has an equity interest in our Advisor and is affiliated with SC Distributors, our dealer manager for the Offering.

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

Other Provisions Relating to Conflicts of Interest

In addition to the creation of the corporate governance and conflicts committee, our operating agreement contains many other restrictions regarding conflicts of interest, including the following:

Advisor Compensation: Our independent managers review, at least annually, whether the compensation we contract to pay TriLinc Advisors and its affiliates is reasonable relative to the nature and quality of the services provided and the investment performance of the Company and that the provisions of the Advisory Agreement are being carried out. The board of managers may consider all factors that they deem relevant in making these determinations.

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

Other restrictions on transactions with affiliates: We may not give our Advisor an exclusive right to sell our assets. Our Advisor is prohibited from commingling our funds with the funds of any other entity or person for which it provides advisory or other services. Our Advisor is prohibited from providing any financing with a term in excess of 12 months to us. We may not pay a commission or fee, either directly or indirectly to our Advisor, or its affiliates, except as otherwise permitted by our operating agreement. In addition, our operating agreement prohibits our Advisor and its affiliates from receiving or accepting any rebate, give-up or similar arrangement that is prohibited under federal or state securities laws. Our Advisor and its affiliates are also prohibited from participating in any reciprocal business arrangement that would circumvent provisions of federal or state securities laws governing conflicts of interest or investment restrictions.

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

Related Transactions

As of December 31, 2016, pursuant to the terms of the Operating Expense Responsibility Agreement, the Sponsor has assumed approximately $12,830,000 of management fees, incentive fees, and operating expenses on behalf of the Company. Such expenses will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million, provided any such reimbursement will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “NAV Hurdle”). While the Company has raised gross proceeds of over $200 million in the primary offering as of December 31, 2016, any such reimbursement would cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the Primary Offering, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.

For the years ended December 31, 2016 and 2015, the Company paid $4,172,643 and $2,006,532, respectively, in management fees and $3,319,149 and $1,576,895, respectively, in incentive fees to our Advisor.

As of December 31, 2016, the Sponsor has paid approximately $14,307,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor. Such amounts include approximately $4,540,000 and $2,945,000, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, the Company paid $6,721,325 and $4,383,644 respectively, in reimbursement of offering costs to the Sponsor. As of December 31, 2016, there is no remaining balance of offering and organization costs due to the Sponsor.

For the years ended December 31, 2016 and 2015, the Company paid $1,938,827 and $1,374,301, respectively, in dealer manager fees and $6,744,561 and $5,413,957, respectively, in selling commission to our dealer manager, SC Distributors.

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

Audit Fees

The aggregate amount of fees billed by Moss Adams for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal years 2016 and 2015 was approximately $228,100 and $134,900, respectively.

Audit Related Fees

There were no audit related fees billed by Moss Adams for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal years 2016 and 2015.

Tax Fees

There were approximately $169,100 and $156,500 in tax fees billed by Deloitte Tax, LLP to the Company for fiscal years 2016 and 2015, respectively. Tax services fees consist of fees billed for professional services performed by Deloitte Tax, LLP’s tax personnel for tax compliance. These services include assistance regarding federal and state tax compliance.

All Other Fees

There were no other fees billed by Moss Adams or Deloitte Tax, LLP to the Company for fiscal years 2016 or 2015.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm (Moss Adams) as of and for the year ended December 31, 2016 and 2015
•	Consolidated Statements of Assets and Liabilities as of December 31, 2016 and 2015
•	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
•	Consolidated Schedules of Investments as of December 31, 2016 and 2015
•	Notes to the Consolidated Financial Statements
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

3.2*	Second Amended and Restated Limited Liability Company Operating Agreement, date March 28, 2016, by TriLinc Advisors, LLC.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 14, 2017.

4.2	Second Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on March 14, 2017.

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

10.3	Escrow Agreement by and among TriLinc Global Impact Fund, LLC, SC Distributors, LLC and UMB Bank, N.A. Incorporated by reference to Exhibit 10.3 to Amendment No. 1.

10.5*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated March 25, 2017.

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from TriLinc Global Impact Fund LLC’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers

TriLinc Global Impact Fund, LLC

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC and subsidiaries (the “Company”) as of December 31, 2016 and 2015, including the consolidated schedules of investments, and the related consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriLinc Global Impact Fund, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California

March 30, 2017

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2016	2015

ASSETS
Investments owned, at fair value (amortized cost of $203,854,890 and $101,346,528, respectively)	$203,795,813	$101,028,104
Cash	44,790,312	33,246,769
Interest receivable	6,866,432	3,580,530
Due from affiliates (see Note 5)	3,175,656	1,874,932
Prepaid expenses	50,122	53,181
Total assets	258,678,335	139,783,516

LIABILITIES
Due to unitholders	934,805	548,700
Management fee payable	1,166,147	135,863
Notes payable	1,635,000	—
Unit repurchases payable	2,158,255	—
Due to affiliates (see Note 5)	68,312	472,057
Accrued distribution fees	1,907,000	—
Other payables	52,901	6,289
Total liabilities	7,922,420	1,162,909
Commitments and Contingencies (see Note 5)
NET ASSETS	$250,755,915	$138,620,607

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$138,912,711	$87,625,105
Net capital paid in on Class C units	59,498,965	9,689,230
Net capital paid in on Class I units	66,887,930	49,128,638
Offering costs	(14,543,691)	(7,822,366)
Net assets (equivalent to $8.469 and $8.543, respectively per unit based on total units outstanding of 29,607,381 and 16,226,368, respectively)	$250,755,915	$138,620,607
Net assets, Class A (units outstanding of 15,391,991 and 9,709,153, respectively)	$131,351,882	$82,944,542
Net assets, Class C (units outstanding of 6,803,985 and 1,073,599, respectively)	56,156,722	9,171,672
Net assets, Class I (units outstanding of 7,411,405 and 5,443,616, respectively)	63,247,311	46,504,393
NET ASSETS	$250,755,915	$138,620,607

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	Year Ended
	December 31,	December 31,
	2016	2015
INVESTMENT INCOME
Interest income	$20,130,867	$9,568,481
Interest from cash	309,495	88,582
Total investment income	20,440,362	9,657,063
EXPENSES
Management fees	4,172,643	2,006,532
Incentive fees	3,319,149	1,576,895
Professional fees	903,896	740,057
General and administrative expenses	943,814	645,747
Board of managers fees	187,500	187,500
Total expenses	9,527,002	5,156,731
Expense support payment from Sponsor	(5,333,530)	(3,384,145)
Net expenses	4,193,472	1,772,586
NET INVESTMENT INCOME	16,246,890	7,884,477
Net change in unrealized appreciation (depreciation) on investments	259,347	(318,424)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,506,237	$7,566,053

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.77	$0.75
EARNINGS PER UNITS - BASIC AND DILUTED	$0.78	$0.72
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	21,194,302	10,511,262

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	Year Ended
	December 31,	December 31,
	2016	2015
INCREASE FROM OPERATIONS
Net investment income	$16,246,890	$7,884,477
Net change in unrealized depreciation on investments	259,347	(318,424)
Net increase from operations	16,506,237	7,566,053
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(8,848,988)	(3,788,489)
Distributions to Class C unitholders	(2,985,015)	(494,174)
Distributions to Class I unitholders	(4,636,668)	(3,282,647)
Net decrease from distributions	(16,470,671)	(7,565,310)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	56,387,454	60,273,070
Issuance of Class C units	51,799,543	5,926,766
Issuance of Class I units	22,903,945	14,685,208
Repurchase of units	(10,362,875)	(171,528)
Class C units distribution fee	(1,907,000)	—
Offering costs	(6,721,325)	(4,383,644)
Net increase from capital transactions	112,099,742	76,329,872
NET INCREASE IN NET ASSETS	112,135,308	76,330,615
Net assets at beginning of year	138,620,607	62,289,992
Net assets at end of year	$250,755,915	$138,620,607

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,506,237	$7,566,053
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(252,220,803)	(138,143,039)
Maturity of investments	150,208,509	90,475,779
Payment-in-kind interest	—	(225,993)
Net change in unrealized depreciation on investments	(259,347)	318,424
Accretion of discounts on investments	(496,068)	(5,833)
Increase in interest receivable	(3,285,902)	(2,816,217)
Increase in due from affiliates	(1,300,724)	(1,083,844)
Increase in prepaid expenses	3,059	(2,794)
Increase in due to unitholders	386,105	254,840
Increase (decrease) in management and incentive fees payable	1,030,284	(177,627)
Increase in other payable	46,612	3,973
NET CASH USED IN OPERATING ACTIVITIES	(89,382,038)	(43,836,278)
Cash flows from financing activities
Net proceeds from issuance of units	123,878,440	78,128,092
Distributions paid to unitholders	(9,258,169)	(4,808,358)
Payments of offering costs	(7,125,070)	(3,941,076)
Repurchase of units	(8,204,620)	(171,528)
Proceeds from issuance of notes payable	1,635,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,925,581	69,207,130
TOTAL INCREASE IN CASH	11,543,543	25,370,852
Cash at beginning of period	33,246,769	7,875,917
Cash at end of period	$44,790,312	$33,246,769
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$7,212,502	$2,756,952
Accrual of Class C unit distribution fee	$1,907,000	$—

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2016

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (13)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/31/2019	$10,292,686	N/A	$10,236,013	$10,236,013	4.0%
Indonesia	Other Investments (14)	Primary Nonferrous Metals	Tin Producer	12.00%	0.0%	6/30/2020	3,000,000	N/A	3,000,000	3,000,000	1.2%
Peru	Pure Biofuels del Peru S.A.C. (10)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.50%	0.0%	8/1/2019	15,000,000	30%	15,437,474	15,437,474	6.2%
Total Senior Secured Term Loan (1)									28,673,487	28,673,487	11.4%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	12.43%	0.0%	2/28/2021	2,851,296	100%	2,851,296	2,851,296	1.1%
Cabo Verde	TRG Cape Verde Holdings Limited (14)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	17,000,000	100%	17,000,000	17,000,000	6.8%
Indonesia	PT Titan Mining Indonesia (14)	Street Construction	Infrastructure and Logistics Provider	18.00%	0.0%	11/22/2019	15,000,000	75%	14,927,195	14,927,195	6.0%
Nigeria	Helios Maritime I Ltd. (8)	Water Transportation	Marine Logistics Provider	15.80%	0.8%	9/16/2020	13,434,786	100%	13,360,620	13,360,620	5.3%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	11.50% - 13.50%	0.0%	12/22/2016 - 7/05/2017	3,900,000	100%	3,900,000	3,900,000	1.6%
South Africa	Other Investments (14)	Rental of Railroad Cars	Railway Equipment Provider	12.00%	0.0%	1/31/2020	4,411,650	98%	4,411,650	4,411,650	1.8%
Zambia	Other Investments (14)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	2,000,000	16%	2,000,000	2,000,000	0.8%
Total Senior Secured Term Loan Participations									58,450,761	58,450,761	23.3%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (15)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/16/2017	10,000,000	67%	10,000,000	10,000,000	4.0%
Argentina	Other Investments (15), (18)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2017	6,000,000	17%	6,000,000	6,000,000	2.4%
Argentina	Other Investments (16)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	6/30/2017	9,000,000	32%	9,000,000	9,000,000	3.6%
Argentina	Other Investments (16)	Fats and Oils	Oilseed Distributor	8.75%	0.0%	10/15/2016 - 12/15/2016	6,000,000	100%	6,000,000	6,000,000	2.4%
Chile	Other Investments (15)	Farm Products	Chia Seed Exporter	10.90%	0.0%	12/11/2016	2,234,915	100%	2,234,915	2,234,915	0.9%
Ecuador	Other Investments (15)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	6/6/2017 - 7/24/2017	5,037,134	46%	5,037,134	5,037,134	2.0%
Ecuador	Other Investments (15)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2017	1,058,273	100%	1,058,273	1,058,273	0.4%
Ghana	Genser Energy Ghana Ltd. (17)	Electric Services	Power Producer	11.50%	0.0%	3/10/2017 - 10/9/2017	19,500,000	49%	19,500,000	19,500,000	7.8%
Guatemala	Other Investments (11)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	907,565	24%	907,565	907,565	0.4%
Kenya	Other Investments (17)	Miscellaneous Plastics Products	Plastic Products Manufacturer	11.50%	0.0%	10/9/2017	161,018	27%	161,018	161,018	0.1%
Mauritius	Other Investments (17)	Groceries and Related Products	Vanilla Exporter	10.98% - 11.10%	0.0%	7/31/2017 - 11/23/2017	11,195,862	74%	11,195,862	11,195,862	4.5%
Morocco	Other Investments (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/17/2017	7,649,945	83%	7,649,945	7,649,945	3.1%
Namibia	Other Investments (16)	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	10/29/2017	500,000	26%	500,000	500,000	0.2%

Singapore	Other Investments (7) (17)	Agricultural Products	Agricultural Products Exporter	11.50%	0.0%	07/02/17	10,000,000	25%	10,000,000	10,000,000	4.0%
South Africa	Other Investments (17)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	5/21/2017 - 11/20/2017	6,111,941	23%	6,111,941	6,111,941	2.4%
South Africa	Other Investments (17)	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	5/19/2017	675,717	40%	675,717	675,717	0.3%
South Africa	Other Investments (9)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	799,767	18%	799,767	740,690	0.3%
South Africa	Other Investments (16)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	6/15/2016 - 8/15/2016	2,234,145	22%	2,234,145	2,234,145	0.9%
United Kingdom	Other Investments (17)	Coal and Other Minerals and Ores	Metals Trader	9.43% - 9.83%	0.0%	2/25/2017 - 12/31/17	6,574,351	91%	6,574,351	6,574,351	2.6%
United Kingdom	Other Investments (17)	Machinery, Equipment, and Supplies	Machinery and Equipment Provider	12.00%	0.0%	1/29/2017	11,483	1%	11,483	11,483	0.0%
Zambia	Other Investments (12)	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08% - 12.50%	0.0%	10/07/15 - 5/3/2016	5,078,526	24%	5,078,526	5,078,526	2.0%
Zambia	Other Investments (15)	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	8/14/2017 - 9/2/2017	6,000,000	86%	6,000,000	6,000,000	2.4%
Total Senior Secured Trade Finance Participations									116,730,642	116,671,565	46.5%

Total Investments									$203,854,890	$203,795,813

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[5]

While the original maturity date for the $750,000 warrant facility was 2/15/2015, the maturity date was extended to 12/22/2016 in connection with a restructure of the underlying facility.  While the original maturity date for the $1,750,000 inventory facility was 9/30/2016, the maturity date was extended to 12/31/2020 in connection with a restructure of the underlying facility. Please refer to Note 3 for additional information.

[6]

Principal and interest paid annually. While the original maturity date was 5/15/2017, the maturity date was extended to 2/28/2021 in connection with a restructure of the loan.  Refer to Note 3 for additional information.

[7]	The transaction is secured by specific collateral held by the borrower’s subsidiaries in Kenya, Tanzania, and Zambia.
[8]	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
[9]

The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties, but has made some partial payments of principal. The amortized cost includes $152,923 of interest which was capitalized as of March 31, 2016.  This investment was on non-accrual status as of December 31, 2016.  Refer to Note 3 for additional information.

10	This loan was issued at a discount. The entire principal, amounting to $18,462,024, is due at maturity. Interest is paid quarterly.
11	Refer to Note 3 for additional information.
12

$4.1 million of this investment has a maturity date of 10/25/15.  The Zambian government, as the purchaser of fertilizer from the borrower, is responsible for the repayment of this trade finance transaction.  The Company has access to credit insurance should the Zambian government not pay.  In addition, the Company ultimately has recourse to the borrower for repayment. This investment was on non-accrual status as of December 31, 2016. Refer to Note 3 for additional information.

13	Principal and interest paid monthly.
14	Principal and interest paid quarterly.
15	Monthly interest only payment. Principal due at maturity.
16	Quarterly interest only payment. Principal due at maturity.
17	Principal and interest paid at maturity.
18

While the original maturity date was 10/27/2016, the maturity date was extended to 7/29/2017 in connection with a restructure of the underlying facility.  Please refer to Note 3 for additional information.

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
[9]

The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties but has made some partial payments of principal.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, which the Company defines as those business having less than 500 employees, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. To a lesser extent, the Company may also make impact investments in companies that may not meet our technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company generally expects that such investments will have similar investment characteristics as SMEs as defined by the Company. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered with the SEC.

TriLinc Global, LLC (the “Sponsor”) owns 85% of the units of the Advisor, and is the sponsor of the Company. Strategic Capital Advisory Services, LLC (“SCAS”) owns 15% of the Advisor, and is considered an affiliate of the Company. The Sponsor employs staff who operate both the Advisor and the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. In February 2015, the Company elected to extend its current offering period for up to an additional one year period, expiring on February 25, 2016. On November 18, 2015, the Company elected to extend its current offering for up to an additional six month period, expiring August 25, 2016. On February 19, 2016, the Company elected to extend its current offering to December 31, 2016. On September 20, 2016, the Company elected to further extend its current offering to March 31, 2017. The Company’s offering period will terminate on March 31, 2017.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of December 31, 2016, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through December 31, 2016, the Company has made, through its subsidiaries, loans in several countries located in Europe, South America, Asia and Africa.

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

Cash

Cash consists of demand deposits at a financial institution located in the United States of America. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company considers the credit risk of this financial institution to be remote and has not experienced and does not expect to experience any losses in any such accounts.

Prepaid expenses

Prepaid expenses represent prepaid insurance paid by the Company during 2016. Prepaid insurance is being amortized over the term of the insurance policy, which is one year. The amortization of prepaid expense for the years ended December 31, 2016 and 2015, is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At December 31, 2016, two portfolio companies were on non-accrual status with an aggregate fair value of $5,819,216 or 2.9% of the fair value of the Company’s total investments. At December 31, 2015, one portfolio company was on non-accrual status with a fair value of $2,681,576 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $449,927 and $184,500 respectively, for the years ended December 31, 2016 and 2015.

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
•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market, income or cost approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or a combination of these approaches, (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying obligor
•	Industry factors that are relevant to the investment or the underlying obligor
•	Historical and projected financial performance of the obligor based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type & value) that supports the investment
•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, the Fund’s ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized

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

Distribution Fee and Out-of-Period Adjustment

The Company pays a distribution fee equal to 0.8% per annum of the Company’s current estimated value per share for each Class C unit sold in the Offering. The aggregate amount of underwriting compensation for the Class A, Class C and Class I units, including the distribution fee for the Class C units, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The distribution fee is not paid at the time of purchase of Class C units. The distribution fee is payable monthly in arrears, as it becomes contractually due.

In prior periods, the Company had been recording the fees as a periodic charge to equity as they are incurred. Starting in June 2016, the Company determined to account for the fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. At December 31, 2016, the estimated unpaid distribution fee amounts to $1,907,000. The adjustments for the amounts of distribution fees which were not previously recorded as a liability amounted to approximately $812,000 and $366,000, respectively, as of March 31, 2016 and December 31, 2015 and were deemed immaterial.

Income Taxes

The Company is classified as a partnership for U.S. Federal income tax purposes. As such, it allocates all income or loss to its unitholders according to their respective percentage of ownership, and is generally not subject to tax at the entity level. Therefore, no provision for federal or state income taxes has been included in these financial statements.

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

As of December 31, 2016 and 2015, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2013.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis and commenced with respect to the first full quarter after the Company commenced operations. The Company calculates its net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. The net asset value per Class A, Class C and Class I units is calculated on a pro-rata basis based on units outstanding.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2016 and 2015.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2016 and 2015. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company had sold the maximum amount of the Offering, it had anticipated that such expenses would have equaled approximately 1.25% of the gross proceeds raised. However, such expenses will exceed this percentage because the Primary Offering is now due to terminate on March 31, 2017. Through December 31, 2016, such expenses equaled to 4.9% of the gross proceeds. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On March 25, 2017, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2016. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $9,496,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $3,333,600 of expenses, which have been accrued by the Sponsor as of December 31, 2016. Such expenses will not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement during the period in which the Company is offering units in the Offering will not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “NAV Hurdle”).  While the Company has raised gross proceeds of over $200 million in the primary offering as of December 31, 2016, any such reimbursement would cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Thus, such amounts are not yet payable by the Company to the Sponsor. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2016. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable. Following the end of the Primary Offering, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, the Company’s financial statements may not be comparable to those of companies that comply with public company effective dates. There are no new or revised relevant accounting standards that the Company has not adopted.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Management has adopted this guidance effective for the fourth quarter of 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interest in securitizations transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. We are currently evaluating the potential impact of the pending adoption of ASU 2016-15 on our consolidated financial statements.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition as of December 31, 2016, all of the Company’s investments are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At December 31, 2016, the Company’s investment portfolio included 32 companies and was comprised of $28,673,487 or 14.1% in senior secured term loans, $58,450,761 or 28.7% in senior secured term loan participations, $116,671,565 or 57.2% in senior secured trade finance participations. At December 31, 2016, the Company’s largest loan by value was $19,500,000 or 9.6% of the total portfolio and the Company’s 5 largest loans by value amounted to an aggregate of $80,225,289, representing 39.4% of total investments. Participation in loans amounted to 85.9% of the Company’s total portfolio at December 31, 2016.

Note 3. Investments

As of December 31, 2016, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loans	$28,673,487	$28,673,487	14.1%
Senior secured term loan participations	58,450,761	58,450,761	28.7%
Senior secured trade finance participations	116,730,642	116,671,565	57.2%
Total investments	$203,854,890	$203,795,813	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to 300 days of accrued interest receivable as of December 31, 2016.  In addition, certain of the Company’s investment in term loans accrue deferred interest which is not payable until the maturity of the loans.  Deferred interest included in the interest receivable balance as of

December 31, 2016 and 2015 amounted to $1,403,416 and $393,430, respectively. The Company’s interest receivable balances at December 31, 2016 and 2015 are recorded at the amounts that the Company expects to collect.

Trade Finance

Trade finance encompasses a variety of lending structures that support the export, import or sale of goods between producers and buyers in various countries and across various jurisdictions. The strategy is most prevalent in the financing of commodities. The Company’s trade finance position typically fall into two broad categories: pre-export financing and receivable/inventory financing. Pre-export financing represent advances to borrower based on proven orders from buyers. For trade finance, the structure and terms vary according to the nature of the transaction being financed. The structure can take the form of a revolver (up to one year) with draw requests with maturity up to one year based on collateral and performance requirements. The structure can also be specific to the individual transaction being financed, which typically have shorter durations of 60 – 180 days. In terms of underwriting, particular consideration is given to the following:

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

Prodesa

As of December 31, 2016, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $2,150,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  In March and April 2015, Prodesa did not timely make the payments that were due under the two term loans because of economic difficulties.  Since then, the Company has been working with Prodesa to remedy the default and bring the loans to a current status.  On May 6, 2015, the Company entered into a short term forbearance agreement (the “Forbearance Agreement”) with Prodesa to provide Prodesa with temporary loan payment relief while a longer term plan is negotiated.  Under the terms of the Forbearance Agreement, the Company agreed to accept partial interest payments, amounting to 50% of the required interest payments, for the months of March 2015 to December 2015. Through October 2015, Prodesa had made all interest payments required under the

Forbearance Agreement. Interest payments required under the term loans for the months subsequent to October 2015 had not been made by Prodesa due to Prodesa being placed into bankruptcy in November 2015 as described further below. In April 2016, Prodesa exited the bankruptcy process and Prodesa started once again to make interest payments. During the period from July 2016 to December 2016, the Company has received $200,000 in principal payments and approximately $237,000 in interest payments from Prodesa. Accordingly, the Company is still accruing interest, which amounted to approximately $482,600 as of December 31, 2016, on the Prodesa loans. In addition, during January and February 2017, the Company received $100,000 in principal payments and approximately $78,000 in interest payments and expects that Prodesa will continue to make regular principal and interest payments. The Company has estimated the fair value of the Prodesa loans as of December 31, 2016 at $3,900,000 based on the income valuation approach as further described in Note 4.

During 2015, Prodesa underwent a change in ownership. Through the month of September 2015, the new ownership had injected over $830,000 in Prodesa for working capital purposes. The Company has been working with Prodesa to re-align its operations and, on October 5, 2015, the Company funded a $400,000 senior secured purchase order revolving credit facility to Prodesa.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. On November 6, 2015, Prodesa paid back to the Company the entire $400,000 and related interest owed under the purchase order facility. On November 20, 2015, the Company funded a second draw under the purchase order facility in the amount of $190,000 which was repaid in full on February 29, 2016. During the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

Usivale

In May 2015, one of the Company’s borrowers, Usivale Industria E Commercio (“Usivale”), with an aggregate principal balance of $3,000,000, notified the Company that it would be unable to make its monthly interest payment for May 2015 and requested the deferment of interest payments until October 2015. Usivale is a sugar producer located in Brazil that has been in business since 1958.  Usivale’s business is highly cyclical and it generates the majority of its revenues during the first and fourth quarters of any calendar year.  In accordance with the terms of the loans, the Company originally increased the annual interest rate charged Usivale from 12.43% to 17.43%.  On August 27, 2015, Usivale filed for judicial recuperation or recovery (the “Filing”) with the local court in Brazil.  The Filing was led by the ongoing pricing pressure within the sugar market, leading up to the material drop in the month of August, when prices reached a seven year low. The Filing provided for a 180 day “standstill” period relative to any claim for payment by Usivale’s creditors. During this period, Usivale was permitted to operate as usual, but was required to develop and present a recovery plan to its creditors to allow it to emerge from judicial recovery. Usivale submitted an initial plan to the judicial court for review at the end of November 2015, which was published by the court on January 19, 2016. Creditors had 30 days to review and either approve or reject the plan. As the only secured creditor within the greater credit group, the Company’s acceptance of any plan was required.  The Company placed Usivale on non-accrual status effective August 27, 2015, the date of the judicial recovery filing.

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and stated accruing interest on the unpaid principal effective November 10, 2016. As of December 31, 2016, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).  Accordingly, the Company recorded an unrealized gain of $318,424 during the year ended December 31, 2016.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a total balance outstanding of $799,767 of as December 31, 2016. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made on October 2016.

Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of December 31, 2016, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisor now owns 40% of the Distributor. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $127,400 for the year ended December 31, 2016. Based on the information available to the Company and according to its valuation policies, the Company had estimated the fair value of its investment in the Distributor to be $740,690 as of December 31, 2016 and recorded an unrealized depreciation adjustment of $59,077 for the year ended December 31, 2016.

Farm Supplies Distributor

The Company has several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of December 31, 2016. The participations have maturity dates ranging from October 25, 2015 to May 3, 2016.  The facility serves to finance the shipment of fertilizer to the Zambian government and is secured by receivables.  The delay in repayment is due to slow payment of the receivables by the Zambian Government caused by a national budget deficit.  The Company placed this participation on non-accrual status effective July 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $322,600 for the year ended December 31, 2016.  In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer has 180 days from time of filing (June 1, 2017) to conclude their collection process and make payment against the policy. The Company has determined that there is sufficient collateral, including a credit insurance policy, should the Zambian government or subsequently Neria not pay, to cover the entire principal and interest balance due from Neria and has determined, in accordance with its valuation policy, that the fair value should remain at $5,078,526 as of December 31, 2016.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (“the Exporter”) located in Guatemala, with a principal balance outstanding of $907,565 and accrued interest of $99,780 as of December 31, 2016. The participation has a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  However, the Exporter has been able to secure new customers to replace the lost order(s), which will enable the Exporter to start making payments to the Company.  In addition, the Exporter has made three principal payments totaling $92,435 during October and November 2016.  The Company has determined that there is sufficient collateral to support the repayment of this participation and has determined, in accordance with its valuation policy, that the fair value of this investment should remain at $907,565 as of December 31, 2016.

As of December 31, 2015, the Company’s investments consisted of the following:

	Amortized	Fair	Percentage
	Cost	Value	of Total
Senior secured term loan	$5,474,534	$5,474,534	5.4%
Senior secured term loan participations	18,802,666	18,484,242	18.3%
Senior secured trade finance participations	77,069,328	77,069,328	76.3%
Total investments	$101,346,528	$101,028,104	100.0%

The industry composition of the Company’s portfolio, at fair market value as of December 31, 2016 and 2015, was as follows:

	As of December 31, 2016		As of December 31, 2015
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$22,851,296	11.2%	$27,452,577	27.2%
Bulk Fuel Stations and Terminals	15,437,474	7.6%	—	—
Cash Grains	—	—	4,275,182	4.2%
Coal and Other Minerals and Ores	6,574,351	3.2%	—	—
Commercial Fishing	1,058,273	0.5%	1,756,243	1.7%
Communications Equipment	6,111,941	3.0%	5,918,086	5.9%
Construction Materials	—	—	181,943	0.2%
Consumer Products	9,900,000	4.9%	8,940,000	8.8%
Electric Services	19,500,000	9.6%	—	—
Farm Products	3,142,480	1.5%	2,900,000	2.9%
Fats and Oils	6,000,000	2.9%	3,100,000	3.1%
Fertilizer & Agricultural Chemicals	5,078,526	2.5%	5,750,000	5.7%
Fresh or Frozen Packaged Fish	5,037,134	2.5%	—	—
Food Products	740,690	0.4%	667,838	0.7%
Groceries and Related Products	11,195,862	5.5%	—	—
Hotels and Motels	17,000,000	8.3%	—	—
Machinery, Equipment, and Supplies	11,483	0.0%	—	—
Meat, Poultry & Fish	9,675,717	4.7%	11,524,816	11.4%
Metals & Mining	2,234,145	1.1%	2,500,000	2.5%
Miscellaneous Plastics Products	161,018	0.1%	—
Packaged Foods & Meats	500,000	0.2%	1,000,000	1.0%
Primary Nonferrous Metals	3,000,000	1.5%	—	—
Primary Metal Industries	6,000,000	2.9%	6,000,000	5.9%
Programming and Data Processing	10,236,013	5.0%	5,474,534	5.4%
Rental of Railroad Cars	4,411,650	2.2%	—	—
Secondary Nonferrous Metals	7,649,945	3.8%	—	—
Soap, Detergents, and Cleaning	2,000,000	1.0%	—	—
Street Construction	14,927,195	7.3%	—	—
Textiles, Apparel & Luxury Goods	—	—	724,219	0.7%
Water Transportation	13,360,620	6.6%	12,862,666	12.7%
Total	$203,795,813	100.0%	$101,028,104	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$31,000,000	15.3%	$27,800,000	27.5%
Brazil	13,087,309	6.4%	8,156,110	8.1%
Cabo Verde	17,000,000	8.3%	—	—
Chile	2,234,915	1.1%	1,900,000	1.9%
Ecuador	6,095,407	3.0%	1,756,243	1.7%
Ghana	19,500,000	9.6%	—	—
Guatemala	907,565	0.4%	1,000,000	1.0%
Indonesia	17,927,195	8.8%	—	—
Kenya	161,018	—	375,182	0.4%
Mauritius	11,195,862	5.5%	—	—
Morocco	7,649,945	3.8%	—	—
Namibia	500,000	0.2%	1,000,000	1.0%
Nigeria	13,360,620	6.6%	12,862,666	12.7%
Peru	19,337,474	9.5%	2,940,000	2.9%
Singapore	10,000,000	4.9%	10,000,000	9.9%
South Africa	14,174,143	7.0%	18,837,903	18.6%
Tanzania	—	—	3,900,000	3.9%
United Kingdom	6,585,834	3.2%	—	—
Zambia	13,078,526	6.4%	10,500,000	10.4%
Total	$203,795,813	100.0%	$101,028,104	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2016:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$28,673,487	$—	$—	$28,673,487
Senior secured term loan participations	58,450,761	—	—	58,450,761
Senior secured trade finance participations	116,671,565	—	—	116,671,565
Total	$203,795,813	$—	$—	$203,795,813

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2015:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$5,474,534	$—	$—	$5,474,534
Senior secured term loan participations	$18,484,242			18,484,242
Senior secured trade finance participations	77,069,328	—	—	77,069,328
Total	$101,028,104	$—	$—	$101,028,104

The following is a reconciliation of activity for the year ended December 31, 2016, of investments classified as Level 3:

	Fair Value at December 31, 2015	Purchases	Maturities or Prepayments	Accretion of discounts	Net change in unrealized appreciation (depreciation)	Fair Value at December 31, 2016
Senior secured term loans	$5,474,534	$24,200,000	$(1,381,848)	$380,801	$—	$28,673,487
Senior secured term loan participations	18,484,242	42,170,621	(2,637,793)	115,267	318,424	58,450,761
Senior secured trade finance participations	77,069,328	165,850,182	(126,188,868)	—	(59,077)	116,671,565
Unsecured short term note receivable	—	20,000,000	(20,000,000)	—	—	-
Total	$101,028,104	$252,220,803	$(150,208,509)	$496,068	$259,347	$203,795,813

The following is a reconciliation of activity for the year ended December 31, 2015 of investments classified as Level 3:

	Fair Value at December 31, 2014	Purchases	Maturities or Prepayments	Accretion of discounts	Net change in unrealized appreciation (depreciation)	Fair Value at December 31, 2015
Senior secured term loan	$—	$5,500,000	$(25,466)	$—	$—	$5,474,534
Senior secured term loan participations	5,750,000	13,446,833	(400,000)	5,833	(318,424)	18,484,242
Senior secured trade finance participations	47,697,442	119,422,199	(90,050,313)	—	—	77,069,328
Unsecured short term note receivable	—			—	—	—
Total	$53,447,442	$138,369,032	$(90,475,779)	$5,833	$(318,424)	$101,028,104

There were no realized gains or losses for any of our investments classified as Level 3 during the years ended December 31, 2016 and 20154.

As of December 31, 2016, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2016:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$115,930,875	Cost Approach	Recent transactions	N/A
Senior secured trade finance participations (2)	$740,690	Income approach (DCF)	Yield	15.75%
Senior secured term loans	$28,673,487	Income approach (DCF)	Yield	11.50% - 13.50% (12.50%)
Senior secured term loan participations (3)	$58,450,761	Income approach (DCF)	Yield	11.50% - 15.70% (13.99%)

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
(3)

As of December 31, 2016, with respect to the loans to Prodesa, the Company has returned to using an income approach to estimate their fair value. As of December 31, 2015, the Company had chosen to determine their estimated fair value based on a collateral valuation approach.  The Company’s decision to do so was not based upon a belief that the Company will need to liquidate the collateral securing the loans to Prodesa, but rather because the Company considered the collateral valuation approach to be the most appropriate due to the availability and reliability of inputs. In addition, the Company is working with Prodesa to re-align its operations and restructure the loans (see Note 3).

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

Note 5. Related Parties

Agreements

Advisory Agreement

On March 3, 2017, the Company’s board of managers determined to extend the Amended and Restated Advisory Agreement, (the “Advisory Agreement”) until February 25, 2018.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee for the years ended December 31, 2016 and 2015.

Transactions

As discussed in Note 2, for the year ended December 31, 2016 and 2015, the Sponsor assumed responsibility for $5,333,530 and $3,384,145 of the Company’s operating expenses, management and incentive fees, which are deferred under the Responsibility Agreement.

For the years ended December 31, 2016 and 2015, the Advisor earned $4,172,643 and $2,006,532, respectively, in management fees and $3,319,149 and $1,576,895, respectively, in incentive fees.

Since the inception of the Company through December 31, 2016, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $9,496,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $3,333,600 of expenses, which have been accrued by the Sponsor as of December 31, 2016. Such expenses, in the aggregate of $12,830,000 since the Company’s inception, will be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million as further described in Note 2.

As of December 31, 2016 and 2015, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $3,175,656 and $1,874,932, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the years ended December 31, 2016 and 2015, the Company paid $1,938,827 and $1,374,301, respectively, in dealer manager fees and $6,744,561 and $5,413,957, respectively, in selling commission to our dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of our units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

As of December 31, 2016 and 2015, due to affiliates, which were related to reimbursement of offering expenses to the Company’s Sponsor, amounted to $68,312 and $472,057, respectively.

Note 6. Organization and Offering Costs

As of December 31, 2016, the Sponsor has paid approximately $14,307,400 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $4,540,000 and $2,945,300, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, the Company paid $6,721,325 and $4,383,644, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to December 31, 2016, the Company has reimbursed the Sponsor a total of $14,543,691 of offering costs and there is no remaining balance of offering and organization costs due the Sponsor as December 31, 2016.

Note 7. Promissory Notes

On October 14, 2016, TGIFC issued $1.635 million in the first series of notes pursuant to a private offering of senior secured promissory notes (the “Notes”). The Notes were issued under an ongoing private offering targeting $100 million in the aggregate amount and will be comprised of four different series with four different issuance and maturity dates.  The Notes issued on October 14, 2016 comprised the first series of the Notes.

The Notes have an interest rate of 3.0% per annum plus the one year LIBOR (1.59%) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate is determined on each issuance date and adjusted on each anniversary of the issuance date and shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

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

For the year ended December 31, 2016, the Company recognized $16,228 in interest expense.

Note 8. Unit Capital

The Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. As of December 31,

2016, the Company recorded a liability in the amount of $1,907,000 for the estimated future amount of Class C distribution fee payable. The estimated liability is calculated based on a net asset value per Class C unit of $9.025 with distribution fees of 0.8% per annum applied to the net asset value, during the period that the expected period that Class C unit remains outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. As of December 31, 2016 the Class A and I units have a net asset value per unit of $8.534 and the Class C units have a net asset value per unit of $8.254.

The following table is a summary of transactions with respect to the Company’s units during the year ended December 31, 2016:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2015	the Period	the Period	2016
Class A units	9,709,153	6,248,387	(565,549)	15,391,991
Class C units	1,073,599	5,739,329	(8,943)	6,803,985
Class I units	5,443,616	2,541,539	(573,750)	7,411,405
Total	16,226,368	14,529,254	(1,148,241)	29,607,381

The total of 14,529,254 units issued during the year ended December 31, 2016 included 799,069 units issued under the Amended and Restated Distribution Reinvestment Plan (“Distribution Reinvestment Plan”) at a value of $7,212,502.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the then current offering price less the sales fees associated with that class of units. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of our unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under the Distribution Reinvestment Plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

For the year ended December 31, 2016, the Company had received and processed 31 repurchase requests. The Company repurchased an aggregate of 565,549 Class A units, 8,943 Class C units, and 573,750 Class I units at a price of $9.025 per unit for a total of $10,362,875.

For the year ended December 31, 2015, the Company had received and processed 6 repurchase requests. The Company repurchased an aggregate of 6,491 Class A units, 2,374 Class C units, and 10,141 Class I units at a price of $9.025 per unit for a total of $171,528.

The following table is a summary of the units issued during the year ended December 31, 2015:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2014	the Period	the Period	2015
Class A units	3,037,222	6,678,422	(6,491)	9,709,153
Class C units	419,282	656,691	(2,374)	1,073,599
Class I units	3,826,456	1,627,301	(10,141)	5,443,616
Total	7,282,960	8,962,414	(19,006)	16,226,368

Note 9. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. From July 2013 through April 2014, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00173082 per unit per day (“Distribution rate”) (less the distribution fee for Class C Units). From May 2014 to December 2015, the Distribution rate was increased to $0.00197808 per unit per day. Starting in January 2016, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee for Class C units). For the years ended

December 31, 2016 and 2015, $9,258,169 and $4,808,358, respectively, of these distributions were paid in cash and $7,212,502 and $2,756,952, respectively, were reinvested in units for those unitholders participating in the Company Distribution Reinvestment Plan.

The following table summarizes the distributions paid for the years ended December 31, 2016 and 2015.

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2016	January 19, 2016	$0.00197268	$590,074	$421,766	$1,011,840
February 29, 2016	February 19, 2016	$0.00197268	592,036	427,352	1,019,388
March 31, 2016	March 28, 2016	$0.00197268	675,639	482,207	1,157,846
April 30, 2016	April 19, 2016	$0.00197268	654,356	506,242	1,160,598
May 31, 2016	May 6, 2016	$0.00197268	715,936	554,319	1,270,255
June 30, 2016	June 21, 2016	$0.00197268	731,881	561,652	1,293,533
July 31, 2016	July 19, 2016	$0.00197268	803,571	630,142	1,433,713
August 31, 2016	August 11, 2016	$0.00197268	846,924	674,120	1,521,044
September 30, 2016	September 20, 2016	$0.00197268	864,779	679,108	1,543,887
October 31, 2016	October 18, 2016	$0.00197268	903,797	730,203	1,634,000
November 30, 2016	November 10, 2016	$0.00197268	907,698	743,078	1,650,776
December 31, 2016	December 20, 2016	$0.00197268	971,478	802,313	1,773,791
Total for 2016			$9,258,169	$7,212,502	$16,470,671

January 31, 2015	January 20, 2015	$0.00197808	$312,366	$142,891	$455,257
February 28, 2015	February 17, 2015	$0.00197808	291,738	138,924	430,662
March 31, 2015	March 24, 2015	$0.00197808	340,746	159,495	500,241
April 30, 2015	April 22, 2015	$0.00197808	342,816	169,835	512,651
May 31, 2015	May 11, 2015	$0.00197808	367,424	189,037	556,461
June 30, 2015	June 12, 2015	$0.00197808	369,596	197,201	566,797
July 31, 2015	July 21, 2015	$0.00197808	403,067	226,381	629,448
August 31, 2015	August 7, 2015	$0.00197808	426,556	250,001	676,557
September 30, 2015	September 22, 2015	$0.00197808	434,227	268,521	702,748
October 31, 2015	October 20, 2015	$0.00197808	471,260	304,156	775,416
November 30, 2015	November 10, 2015	$0.00197808	493,573	326,731	820,304
December 31, 2015	December 17, 2015	$0.00197808	554,989	383,779	938,768
Total for 2015			$4,808,358	$2,756,952	$7,565,310

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2016 and 2015. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and therefore the financial highlights are equal for each of the outstanding classes.

	Twelve Months Ended
	December 31,	December 31,
	2016	2015
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.491)	(0.482)
Net Proceeds after offering costs	8.534	8.543
Net investment income	0.767	0.750
Net change in unrealized depreciation on investments	0.012	(0.030)
Distributions	(0.777)	(0.720)
Net change in accrued distribution fees	(0.064)	—
Net increase/(decrease) in net assets	(0.062)	—
Net asset value at end of period	8.472	8.543
Total return based on net asset value (3)(4)	9.13%	8.42%
Net assets at end of period	$250,755,915	$138,620,607
Units Outstanding at end of period	29,607,381	16,226,368
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income to average net assets	8.52%	8.47%
Ratio of net operating expenses to average net assets	2.17%	1.98%

[1]	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2016 and 2015, which were 21,194,302 and 10,511,262, respectively.
[2]	Represents net asset value at the beginning of the period.
[3]

Net asset value would have been lower for all unit classes if the Sponsor had not made capital contributions as of March 31, 2014, and December 31, 2013, of $31,750 and $51,034, respectively, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

[4]

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the years ended December 31, 2016 and 2015, prior to the effect of the Responsibility Agreement were as follows: total return: 6.18% and 4.66%, ratio of net investment income: 5.77% and 4.68%, and ratio of net expenses to average net assets: 4.92% and 5.77%, respectively.

Note 11. Selected Quarterly Data (Unaudited)

	2016
	Q4	Q3	Q2	Q1
Total investment income	$5,902,594	$6,415,185	$4,780,729	$3,341,854
Net investment income	$4,759,351	$4,507,165	$3,728,632	$3,251,742
Net change in unrealized appreciation (depreciation) on investments	$318,424	$—	$—	$(59,077)
Net increase in net assets resulting from operations	$5,077,775	$4,507,165	$3,728,632	$3,192,665
Basic and diluted earnings per unit	$0.22	$0.20	$0.18	$0.18
Net asset value per unit as of the end of the quarter	$8.469	$8.460	$8.473	$8.530

	2015
	Q4	Q3	Q2	Q1
Total investment income	$2,987,504	$2,733,420	$2,149,657	$1,786,482
Net investment income	$2,853,465	$2,008,560	$1,636,553	$1,385,899
Net change in unrealized depreciation on investments	$(318,424)	$—	$—	$—
Net increase in net assets resulting from operations	$2,535,041	$2,008,560	$1,636,553	$1,385,899
Basic and diluted earnings per unit	$0.18	$0.18	$0.18	$0.18
Net asset value per unit as of the end of the quarter	$8.543	$8.546	$8.549	$8.551

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2016, except as discussed below.

Distributions

On January 19, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On February 1, 2017, $963,250 of these distributions were paid in cash and on January 31, 2017, $837,472 were reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On February 23, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On March 1, 2017, $908,110 of these distributions were paid in cash and on February 28, 2017, $782,125 were reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On March 25, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 3, 2017.

Status of the Offering

Subsequent to December 31, 2016 through March 24, 2017, the Company sold approximately 3.64 million units in the Offering (including units issued pursuant to the DRIP) for approximately $34.7 million in gross proceeds. As of March 24, 2017, the Company had received approximately $330.9 million in total gross offering proceeds through the issuance of approximately 34.42 million total units in the Offering (including units issued pursuant to the DRIP).

Unit Offering Price

Subsequent to December 31, 2016, the Company continued to sell units at a price of $10.00 per Class A unit, $9.576 per Class C unit and $9.025 per Class I unit.    The Company’s net asset value and the offering prices would have decreased for unit classes if the Sponsor had not made a capital contribution in the amount of $31,750 and $51,034 in the quarters ended March 31, 2014 and December 31, 2013, respectively, or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations.

Investments

Subsequent to December 31, 2016 through March 24, 2017, the Company funded approximately $67.2 million in new loans and received proceeds from repayment of loans of approximately $48.5 million.

Amendments to Prodesa Loans

On January 31, 2017, the Company entered into a series of loan amendments with Prodesa. First, the $2,000,000 term loan facility with an original maturity date of July 15, 2016 was amended to increase the commitment to $3,540,000 to finance the acquisition of additional machinery and equipment and refinance existing property. As part of the amendment, the loan facility also extended the maturity date to July 28, 2021, and amended the interest rate on the $3,540,000 loan to 12.00% per annum, reflecting the increased and improved collateral supporting the loan facility.

Separately, the Company simultaneously entered into amendments for the $750,000 inventory loan facility and the $1,750,000 purchase order facility to extend those facilities to mature concurrently with the amended term loan facility above, as each facility is cross-defaulted and cross-collateralized.  The $750,000 inventory loan, with an original maturity date February 15, 2015 and previously extended to December 22, 2016, now matures on July 28, 2021. The $1,750,000 purchase order facility, with an original maximum term of December 31, 2020, now matures on July 28, 2021.

Agreements

On March 3, 2017, the Company’s board of managers determined to extend the Advisory Agreement until February 25, 2018.

Promissory Notes

On February 17, 2017, TGIFC, a wholly owned subsidiary of the Company, issued $0.225 million in the second series of notes pursuant a private offering of senior secured promissory notes.  Such notes were issued under an ongoing private offering targeting $100 million in the aggregate amount and may be comprised of up to four different series with four different issuance and maturity dates.  The notes issued on February 17, 2017 comprised the second series of the notes with the first series having closed on October 14, 2016. These notes are collateralized with shares of the Company’s subsidiary that hold all the Company’s investments

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2017.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 30, 2017
Gloria S. Nelund

/s/ Brent L. VanNorman	Chief Financial Officer, Manager (principal financial and accounting officer)	March 30, 2017
Brent L. VanNorman

/s/ Terry Otton	Manager	March 30, 2017
Terry Otton

/s/ Cynthia Hostetler	Manager	March 30, 2017
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 30, 2017
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