Form 10-Q
period 2017-03-31
TriLinc Global Impact Fund LLC
filed 2017-05-11
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 10, 2017, the Company had outstanding 18,072,865 Class A units, 8,203,229 Class C units, 9,643,832 Class I units, 0 Class W units and 0 Class Y units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $218,269,140 and $203,854,890, respectively)	$218,210,063	$203,795,813
Cash	68,634,169	44,790,312
Unit subscriptions receivable (see Note 8)	14,574,746	—
Interest receivable	8,264,047	6,866,432
Due from affiliates (see Note 5)	3,287,475	3,175,656
Prepaid expenses	44,167	50,122
Total assets	313,014,667	258,678,335

LIABILITIES
Due to unitholders	1,071,891	934,805
Management fee payable	1,520,975	1,166,147
Notes payable	1,860,000	1,635,000
Unit repurchases payable	3,125,167	2,158,255
Due to affiliates (see Note 5)	560,818	68,312
Accrued distribution fees	2,140,000	1,907,000
Other payables	62,073	52,901
Total liabilities	10,340,924	7,922,420
Commitments and Contingencies (see Note 5)
NET ASSETS	$302,673,743	$250,755,915

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$162,253,634	$138,912,711
Net capital paid in on Class C units	71,300,367	59,498,965
Net capital paid in on Class I units	86,065,286	66,887,930
Offering costs	(16,945,544)	(14,543,691)
Net assets (equivalent to $8.469 and $8.469, respectively per unit based on total units outstanding of 35,739,018 and 29,607,381, respectively)	$302,673,743	$250,755,915
Net assets, Class A (units outstanding of 18,022,123 and 15,391,991, respectively)	$153,708,501	$131,351,882
Net assets, Class C (units outstanding of 8,157,299 and 6,803,985, respectively)	67,432,609	56,156,722
Net assets, Class I (units outstanding of 9,559,596 and 7,411,405, respectively)	81,532,633	63,247,311
NET ASSETS	$302,673,743	$250,755,915

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2017	2016
INVESTMENT INCOME
Interest income	$6,590,163	$3,249,585
Interest from cash	87,922	92,269
Total investment income	6,678,085	3,341,854
EXPENSES
Management fees	1,520,974	816,326
Incentive fees	960,348	650,348
Professional fees	365,179	289,031
General and administrative expenses	300,297	201,876
Board of managers fees	54,375	46,875
Total expenses	3,201,173	2,004,456
Expense support payment from Sponsor	(1,324,828)	(1,914,344)
Net expenses	1,876,345	90,112
NET INVESTMENT INCOME	4,801,740	3,251,742
Net change in unrealized depreciation on investments	—	(59,077)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,801,740	$3,192,665

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.15	$0.18
EARNINGS PER UNITS - BASIC AND DILUTED	$0.15	$0.18
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	31,423,215	17,816,842

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31,	March 31,
	2017	2016
INCREASE FROM OPERATIONS
Net investment income	$4,801,740	$3,251,742
Net change in unrealized depreciation on investments	—	(59,077)
Net increase from operations	4,801,740	3,192,665
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(2,869,276)	(1,872,086)
Distributions to Class C unitholders	(1,285,860)	(300,798)
Distributions to Class I unitholders	(1,410,597)	(1,016,190)
Net decrease from distributions	(5,565,733)	(3,189,074)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	24,443,996	13,383,247
Issuance of Class C units	12,212,344	12,803,403
Issuance of Class I units	21,785,501	4,621,436
Repurchase of units	(3,125,167)	(4,611,631)
Class C units distribution fee	(233,000)	—
Offering costs	(2,401,853)	(1,645,498)
Net increase from capital transactions	52,681,821	24,550,957
NET INCREASE IN NET ASSETS	51,917,828	24,554,548
Net assets at beginning of period	250,755,915	138,620,607
Net assets at end of period	$302,673,743	$163,175,155

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,801,740	$3,192,665
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(74,703,583)	(49,897,194)
Maturity of investments	60,583,156	24,994,660
Net change in unrealized depreciation on investments	—	59,077
Accretion of discounts on investments	(293,823)	(5,000)
Increase in interest receivable	(1,397,615)	(198,946)
Increase in due from affiliates	(111,819)	(270,053)
Decrease in prepaid expenses	5,955	7,286
Increase in due to unitholders	137,086	113,406
Increase in management and incentive fees payable	354,828	90,112
Increase in other payable	9,172	7,244
NET CASH USED IN OPERATING ACTIVITIES	(10,614,903)	(21,906,743)
Cash flows from financing activities
Net proceeds from issuance of units	48,836,929	29,476,761
Distributions paid to unitholders	(3,060,697)	(1,857,749)
Payments of offering costs	(1,909,347)	(1,970,845)
Repurchase of units	(9,633,125)	(108,667)
Proceeds from issuance of notes payable	225,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,458,760	25,539,500
TOTAL INCREASE IN CASH	23,843,857	3,632,757
Cash at beginning of period	44,790,312	33,246,769
Cash at end of period	$68,634,169	$36,879,526
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$2,505,036	$1,331,325
Unit subscriptions receivable	$14,574,746	$—
Change in accrual of Class C unit distribution fee	$233,000	$—

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2017

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (13)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/31/2019	$9,545,749	N/A	$9,497,722	$9,497,722	3.1%
Indonesia	Other Investments (14)	Primary Nonferrous Metals	Tin Producer	12.00%	0.0%	6/30/2020	3,000,000	N/A	3,000,000	3,000,000	1.0%
Peru	Pure Biofuels del Peru S.A.C. (10), (16)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.50%	0.0%	8/1/2019	15,000,000	N/A	15,703,374	15,703,374	5.2%
Total Senior Secured Term Loan (1)									28,201,096	28,201,096	9.3%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	12.43%	0.0%	2/28/2021	2,851,296	100%	2,851,296	2,851,296	0.9%
Cabo Verde	TRG Cape Verde Holdings Limited (14)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	17,000,000	100%	17,000,000	17,000,000	5.6%
Indonesia	PT Titan Mining Indonesia (14)	Street Construction	Infrastructure and Logistics Provider	18.00%	0.0%	11/22/2019	15,000,000	100%	14,933,436	14,933,436	4.9%
Malaysia	Other Investments (14)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	5,027,157	100%	5,027,157	5,027,157	1.7%
Namibia	Trustco Group Limited (7)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,000,000	100%	14,858,037	14,858,037	4.9%
Nigeria	Helios Maritime I Ltd. (8)	Water Transportation	Marine Logistics Provider	15.96%	0.8%	9/16/2020	13,633,870	100%	13,564,703	13,564,703	4.5%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	4,790,000	100%	4,790,000	4,790,000	1.6%
South Africa	Other Investments (14)	Rental of Railroad Cars	Railway Equipment Provider	12.00%	0.0%	1/31/2020	4,136,861	82%	4,136,861	4,136,861	1.4%
Zambia	Other Investments (14)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,810,151	16%	1,810,151	1,810,151	0.6%
Total Senior Secured Term Loan Participations									78,971,640	78,971,640	26.1%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (15)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/16/2017	12,500,000	83%	12,500,000	12,500,000	4.1%
Argentina	Other Investments (15)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2017	6,000,000	17%	6,000,000	6,000,000	2.0%
Argentina	Other Investments (16)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	6/30/2017	9,000,000	32%	9,000,000	9,000,000	3.0%
Argentina	Other Investments (16)	Fats and Oils	Oilseed Distributor	8.75% - 9.00%	0.0%	8/31/2017 - 2/22/2018	12,000,000	100%	12,000,000	12,000,000	4.0%
Chile	Other Investments (15)	Farm Products	Chia Seed Exporter	10.90%	0.0%	12/11/2016 - 3/11/2017	1,464,901	100%	1,464,901	1,464,901	0.5%
Ecuador	Other Investments (15)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	6/6/2017 - 10/22/2017	8,770,449	75%	8,770,449	8,770,449	2.9%
Ecuador	Other Investments (15)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2017	611,550	100%	611,550	611,550	0.2%
Ecuador	Other Investments (15)	Commercial Fishing	Tuna Processor	9.50%	0.0%	5/9/2017 - 8/7/2017	4,276,044	100%	4,276,044	4,276,044	1.4%
Ghana	Genser Energy Ghana Ltd. (17)	Electric Services	Power Producer	11.50%	0.0%	3/10/2017 - 10/9/2017	14,500,000	49%	14,500,000	14,500,000	4.8%
Guatemala	Other Investments (11)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	907,565	24%	907,565	907,565	0.3%
Italy	Other Investments (17)	Lumber and Other Construction Materials	International Development Logistic Provider	9.50%	0.0%	12/31/2017	4,099,375	72%	4,099,375	4,099,375	1.4%
Kenya	Other Investments (17)	Miscellaneous Plastics Products	Plastic Products Manufacturer	11.50%	0.0%	10/9/2017	161,018	15%	161,018	161,018	0.1%
Mauritius	Other Investments (17)	Groceries and Related Products	Vanilla Exporter	10.98% - 11.04%	0.0%	9/23/2017 - 11/23/2017	7,468,625	74%	7,468,625	7,468,625	2.5%
Morocco	Other Investments (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/17/2017	5,849,626	59%	5,849,626	5,849,626	1.9%
Namibia	Other Investments (16)	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	10/29/2017	500,000	26%	500,000	500,000	0.2%
South Africa	Other Investments (17)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	11/10/2017 - 11/20/2017	1,644,431	22%	1,644,431	1,644,431	0.5%
South Africa	Other Investments (17)	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	5/19/2017	302,324	40%	302,324	302,324	0.1%
South Africa	Other Investments (9)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	18%	785,806	726,729	0.2%
South Africa	Other Investments (16)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	9/28/2017	1,234,145	22%	1,234,145	1,234,145	0.4%
United Kingdom	Other Investments (17)	Coal and Other Minerals and Ores	Metals Trader	9.43% - 9.52%	0.0%	4/15/2017 - 12/31/2017	7,150,949	90%	7,150,949	7,150,949	2.4%
Uruguay	Other Investments (15)	Food Products	Citrus Producer	9.00%	0.0%	2/3/2018 - 3/24/2018	791,070	100%	791,070	791,070	0.3%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Zambia	Other Investments (12)	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08% - 12.50%	0.0%	10/25/15 - 5/3/2016	5,078,526	24%	5,078,526	5,078,526	1.7%
Zambia	Other Investments (15)	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	8/14/2017 - 9/2/2017	6,000,000	86%	6,000,000	6,000,000	2.0%
Total Senior Secured Trade Finance Participations									111,096,404	111,037,327	36.7%

Total Investments									$218,269,140	$218,210,063

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	In connection with a restructure of the underlying facilities, all maturity dates were extended to 7/28/21. Please refer to Note 3 for additional information.
[6]

Principal and interest paid annually. While the original maturity date was 5/15/2017, the maturity date was extended to 2/28/2021 in connection with a restructure of the loan.  Refer to Note 3 for additional information.

[7]	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
[8]	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
[9]

The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties, but has made some partial payments of principal. The amortized cost includes $152,923 of interest which was capitalized as of March 31, 2016.  This investment was on non-accrual status as of March 31, 2017.  Refer to Note 3 for additional information.

10	This loan was issued at a discount. The entire principal, amounting to $18,462,024, is due at maturity. Interest is paid quarterly.
11	Refer to Note 3 for additional information.
12

$4.1 million of this investment has a maturity date of 10/25/15.  The Zambian government, as the purchaser of fertilizer from the borrower, is responsible for the repayment of this trade finance transaction.  The Company has access to credit insurance should the Zambian government not pay.  In addition, the Company ultimately has recourse to the borrower for repayment. This investment was on non-accrual status as of March 31, 2017. Refer to Note 3 for additional information.

13	Principal and interest paid monthly.
14	Principal and interest paid quarterly.
15	Monthly interest only payment. Principal due at maturity.
16	Quarterly interest only payment. Principal due at maturity.
17	Principal and interest paid at maturity.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2016

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (13)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/31/2019	$10,292,686	N/A	$10,236,013	$10,236,013	4.0%
Indonesia	Other Investments (14)	Primary Nonferrous Metals	Tin Producer	12.00%	0.0%	6/30/2020	3,000,000	N/A	3,000,000	3,000,000	1.2%
Peru	Pure Biofuels del Peru S.A.C. (10)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.50%	0.0%	8/1/2019	15,000,000	30%	15,437,474	15,437,474	6.2%
Total Senior Secured Term Loan (1)									28,673,487	28,673,487	11.4%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	12.43%	0.0%	2/28/2021	2,851,296	100%	2,851,296	2,851,296	1.1%
Cabo Verde	TRG Cape Verde Holdings Limited (14)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	17,000,000	100%	17,000,000	17,000,000	6.8%
Indonesia	PT Titan Mining Indonesia (14)	Street Construction	Infrastructure and Logistics Provider	18.00%	0.0%	11/22/2019	15,000,000	75%	14,927,195	14,927,195	6.0%
Nigeria	Helios Maritime I Ltd. (8)	Water Transportation	Marine Logistics Provider	15.80%	0.8%	9/16/2020	13,434,786	100%	13,360,620	13,360,620	5.3%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	11.50% - 13.50%	0.0%	12/22/2016 - 7/05/2017	3,900,000	100%	3,900,000	3,900,000	1.6%
South Africa	Other Investments (14)	Rental of Railroad Cars	Railway Equipment Provider	12.00%	0.0%	1/31/2020	4,411,650	98%	4,411,650	4,411,650	1.8%
Zambia	Other Investments (14)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	2,000,000	16%	2,000,000	2,000,000	0.8%
Total Senior Secured Term Loan Participations									58,450,761	58,450,761	23.3%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (15)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/16/2017	10,000,000	67%	10,000,000	10,000,000	4.0%
Argentina	Other Investments (15), (18)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2017	6,000,000	17%	6,000,000	6,000,000	2.4%
Argentina	Other Investments (16)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	11/29/2017	9,000,000	32%	9,000,000	9,000,000	3.6%
Argentina	Other Investments (16)	Fats and Oils	Oilseed Distributor	8.75%	0.0%	10/15/2016 - 12/15/2016	6,000,000	100%	6,000,000	6,000,000	2.4%
Chile	Other Investments (15)	Farm Products	Chia Seed Exporter	10.90%	0.0%	12/11/2016	2,234,915	100%	2,234,915	2,234,915	0.9%
Ecuador	Other Investments (15)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	6/6/2017 - 7/24/2017	5,037,134	46%	5,037,134	5,037,134	2.0%
Ecuador	Other Investments (15)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2017	1,058,273	100%	1,058,273	1,058,273	0.4%
Ghana	Genser Energy Ghana Ltd. (17)	Electric Services	Power Producer	11.50%	0.0%	3/10/2017 - 10/9/2017	19,500,000	49%	19,500,000	19,500,000	7.8%
Guatemala	Other Investments (11)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	907,565	24%	907,565	907,565	0.4%
Kenya	Other Investments (17)	Miscellaneous Plastics Products	Plastic Products Manufacturer	11.50%	0.0%	10/9/2017	161,018	27%	161,018	161,018	0.1%
Mauritius	Other Investments (17)	Groceries and Related Products	Vanilla Exporter	10.98% - 11.10%	0.0%	7/31/2017 - 11/23/2017	11,195,862	74%	11,195,862	11,195,862	4.5%
Morocco	Other Investments (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/17/2017	7,649,945	83%	7,649,945	7,649,945	3.1%
Namibia	Other Investments (16)	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	10/29/2017	500,000	26%	500,000	500,000	0.2%
Singapore	Other Investments (7) (17)	Agricultural Products	Agricultural Products Exporter	11.50%	0.0%	07/02/17	10,000,000	25%	10,000,000	10,000,000	4.0%
South Africa	Other Investments (17)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	5/21/2017 - 11/20/2017	6,111,941	23%	6,111,941	6,111,941	2.4%
South Africa	Other Investments (17)	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	5/19/2017	675,717	40%	675,717	675,717	0.3%
South Africa	Other Investments (9)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	799,767	18%	799,767	740,690	0.3%
South Africa	Other Investments (16)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	6/15/2016 - 8/15/2016	2,234,145	22%	2,234,145	2,234,145	0.9%
United Kingdom	Other Investments (17)	Coal and Other Minerals and Ores	Metals Trader	9.43% - 9.83%	0.0%	2/25/2017 - 12/31/17	6,574,351	91%	6,574,351	6,574,351	2.6%
United Kingdom	Other Investments (17)	Machinery, Equipment, and Supplies	Machinery and Equipment Provider	12.00%	0.0%	1/29/2017	11,483	1%	11,483	11,483	0.0%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Zambia	Other Investments (12)	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08% - 12.50%	0.0%	10/07/15 - 5/3/2016	5,078,526	24%	5,078,526	5,078,526	2.0%
Zambia	Other Investments (15)	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	8/14/2017 - 9/2/2017	6,000,000	86%	6,000,000	6,000,000	2.4%
Total Senior Secured Trade Finance Participations									116,730,642	116,671,565	46.5%

Total Investments									$203,854,890	$203,795,813

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, which the Company defines as those business having less than 500 employees, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. To a lesser extent, the Company may also make impact investments in companies that may not meet the Company’s technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company generally expects that such investments will have similar investment characteristics as SMEs as defined by the Company. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered with the SEC.

TriLinc Global, LLC (the “Sponsor”) owns 85% of the units of the Advisor, and is the sponsor of the Company. Strategic Capital Advisory Services, LLC (“SCAS”) owns 15% of the Advisor, and is considered an affiliate of the Company. The Sponsor employs staff who operate both the Advisor and the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1.5 billion in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The Company elected to extend the offering period for its primary offering. The primary offering officially terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”)

Although the Company was organized and intends to conduct its business in a manner so that it is not required to register as an investment company under the Investment Company Act of 1940, as amended, the consolidated financial statements are prepared using the specialized accounting principles of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Overall, the Company’s management believes the use of investment company accounting makes the Company’s financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of March 31, 2017, the Company’s Subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through March 31, 2017, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia, Africa, and Europe.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial information is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946 — Financial Services, Investment Companies (“ASC 946”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements are presented in United States (“U.S.”) dollars, which is the functional and reporting currency of the Company and all its subsidiaries.

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2017.

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

Cash

Cash consists of demand deposits at a financial institution located in the U.S. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company considers the credit risk of this financial institution to be remote and has not experienced and does not expect to experience any losses in any such accounts.

Prepaid expenses

Prepaid expenses represent prepaid insurance which is being amortized over the term of the insurance policy, which is one year. The amortization of prepaid expenses for the three months ended March 31, 2017 and 2016 is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At March 31, 2017, two portfolio companies were on non-accrual status with an aggregate fair value of $5,805,255 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the two companies on non-accrual status amounted to approximately $192,300 for the three months ended March 31, 2017.

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
•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or cost approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. Certain investments may be valued based upon estimated value of underlying collateral and include adjustments deemed necessary for estimates of costs to obtain control and liquidate available collateral. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or all combinations of these approaches (and any others, as appropriate) and is used less frequently due to the private nature of the Company’s investments. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business). The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

In prior periods, the Company had been recording the fees as a periodic charge to equity as they are incurred.  Starting in June 2016, the Company determined to account for the fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods.  At March 31, 2017, the estimated unpaid distribution fee amounted to $2,140,000. The adjustments for the amounts of distribution fees which were not previously recorded as a liability amounted to approximately $812,000 and $366,000, respectively, as of March 31, 2016 and December 31, 2015 and were deemed immaterial.

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

As of March 31, 2017, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2013.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2017 and 2016.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2017 and December 31, 2016. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company had sold the maximum amount of the Offering, it anticipated that such expenses would have equaled approximately 1.25% of the gross proceeds raised. However, such expenses will exceed this percentage because the Primary Offering has terminated and the maximum amount was not raised. Based on the subscriptions processed through March 31, 2017, such expenses equaled to 4.79% of the gross proceeds. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Operating Expense Responsibility Agreement

On May 10, 2017, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through March 31, 2017. Since the inception of the Company through March 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $10,476,300 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $3,662,300 of expenses, which have been accrued by the Sponsor as of March 31, 2017. Such expenses may not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement does not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. While the Company has raised over $200 million of gross proceeds in the Offering as of March 31, 2017, the Company has not met the Gross Proceeds Hurdle for the quarter ended March 31, 2017 because any reimbursement would have caused the Company’s net asset value per unit to fall below the prior quarter. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of March 31, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  Following the end of the Offering, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement to the extent it does not cause a drop in the net asset value per unit.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of March 31, 2017, all the Company’s investment are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At March 31, 2017, the Company’s investment portfolio included 35 companies and was comprised of $28,201,096 or 12.9% in senior secured term loans, $78,971,640 or 36.2% in senior secured term loan participations, and $111,037,327 or 50.9% in senior secured trade finance participations. The Company’s largest loan by value was $17,000,000 or 7.8% of total investments. The Company’s 5 largest loans by value comprised 35.3% of the Company’s portfolio at March 31, 2017. Participation in loans amounted to 87.1% of the Company’s total portfolio at March 31, 2017.

Note 3. Investments

As of March 31, 2017, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$28,201,096	$28,201,096	12.9%
Senior secured term loan participations	78,971,640	78,971,640	36.2%
Senior secured trade finance participations	111,096,404	111,037,327	50.9%
Total investments	$218,269,140	$218,210,063	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to 300 days of accrued interest receivable as of March 31, 2017.  In addition, certain of the Company’s investments in term loans accrue deferred interest which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of March 31, 2017 and December 31, 2016 amounted to $2,171,976 and $1,403,416, respectively. The Company’s interest receivable balances at March 31, 2017 and December 31, 2016 are recorded at the amounts that the Company expects to collect.

Trade Finance

Trade finance encompasses a variety of lending structures that support the export, import or sale of goods between producers and buyers in various countries and across various jurisdictions. The strategy is most prevalent in the financing of commodities. The Company’s trade finance positions typically fall into two broad categories: pre-export financing and receivable/inventory financing. Pre-export financing represent advances to borrower based on proven orders from buyers. For trade finance, the structure and terms vary according to the nature of the transaction being financed. The structure can take the form of a revolver (up to one year) with draw requests with maturity up to one year based on collateral and performance requirements. The structure can also be specific to the individual transaction being financed, which typically have shorter durations of 60 – 180 days. In terms of underwriting, particular consideration is given to the following:

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

Prodesa

As of March 31, 2017, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,040,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of March 31, 2017 at $4,790,000 based on the income valuation approach as further described in Note 4.

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

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and stated accruing interest on the unpaid principal effective November 10, 2016. As of March 31, 2017, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a total balance outstanding of $785,806 of as March 31, 2017. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made in October 2016. Through the latter part of 2015, the depreciation in the South African Rand has proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of March 31, 2017, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisors now owns 40% of the Distributor.  Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $34,500 for the three months ended March 31, 2017. Based on the information available to the Company and according to its valuation policies, the Company had estimated the fair value of its investment in the Distributor to be $726,729 as of March 31, 2017.

 Farm Supplies Distributor

The Company has several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of March 31, 2017. The participations have maturity dates ranging from October 25, 2015 to May 3, 2016.  The facility serves to finance the shipment of fertilizer to the Zambian government and is secured by receivables.  The delay in repayment is due to slow payment of the receivables by the Zambian Government caused by a national budget deficit.  The Company placed this participation on non-accrual status effective July 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately 157,800 for the three months ended March 31, 2017.  In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer has 180 days from time of filing (June 1, 2017) to conclude its collection process and make payment against the policy. The Company has determined that there is sufficient collateral, including a credit insurance policy, should the Zambian government or subsequently Neria not pay, to cover the entire principal and interest balance due from Neria and has determined, in accordance with its valuation policy that the fair value should remain at $5,078,526 as of March 31, 2017.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (“the Exporter”) located in Guatemala, with a principal balance outstanding of $907,565 and accrued interest of $36,605 as of March 31, 2017. The participation has a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  However, the Exporter has been able to secure new customers to replace the lost order(s), which will enable the Exporter to start making payments to the Company.  In addition, the Exporter has made three principal payments totaling $92,435 during October and November 2016 and one interest payment of $90,402 in February 2017.  The Company has determined that there is sufficient collateral to support the repayment of this participation and has determined, in accordance with its valuation policy, that the fair value of this investment should remain at $907,565 as of March 31, 2017.

As of December 31, 2016, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loan	$28,673,487	$28,673,487	14.1%
Senior secured term loan participations	58,450,761	58,450,761	28.7%
Senior secured trade finance participations	116,730,642	116,671,565	57.2%
Total investments	$203,854,890	$203,795,813	100.0%

The industry composition of the Company’s portfolio, at fair market value as of March 31, 2017 and December 31, 2016, was as follows:

	As of March 31, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$15,351,295	7.0%	$22,851,296	11.2%
Bulk Fuel Stations and Terminals	15,703,374	7.2%	15,437,474	7.6%
Chemicals and Allied Products	5,027,157	2.3%	—	—
Coal and Other Minerals and Ores	7,150,949	3.3%	6,574,351	3.2%
Commercial Fishing	4,887,594	2.2%	1,058,273	0.5%
Communications Equipment	1,644,431	0.8%	6,111,941	3.0%
Consumer Products	10,790,000	4.9%	9,900,000	4.9%
Electric Services	14,500,000	6.6%	19,500,000	9.6%
Farm Products	2,372,466	1.1%	3,142,480	1.5%
Fats and Oils	12,000,000	5.5%	6,000,000	2.9%
Fertilizer & Agricultural Chemicals	5,078,526	2.3%	5,078,526	2.5%
Fresh or Frozen Packaged Fish	8,770,449	4.0%	5,037,134	2.5%
Food Products	1,517,799	0.7%	740,690	0.4%
Groceries and Related Products	7,468,625	3.4%	11,195,862	5.5%
Hotels and Motels	17,000,000	7.8%	17,000,000	8.3%
Land Subdividers and Developers	14,858,037	6.8%	—	—
Lumber and Other Construction Materials	4,099,375	1.9%	11,483	0.0%
Meat, Poultry & Fish	9,302,324	4.3%	9,675,717	4.7%
Metals & Mining	1,234,145	0.6%	2,234,145	1.1%
Miscellaneous Plastics Products	161,018	0.1%	161,018	0.1%
Packaged Foods & Meats	500,000	0.2%	500,000	0.2%
Primary Nonferrous Metals	3,000,000	1.4%	3,000,000	1.5%
Primary Metal Industries	6,000,000	2.7%	6,000,000	2.9%
Programming and Data Processing	9,497,722	4.4%	10,236,013	5.0%
Rental of Railroad Cars	4,136,861	1.9%	4,411,650	2.2%
Secondary Nonferrous Metals	5,849,626	2.7%	7,649,945	3.8%
Soap, Detergents, and Cleaning	1,810,151	0.8%	2,000,000	1.0%
Street Construction	14,933,436	6.8%	14,927,195	7.3%
Water Transportation	13,564,703	6.2%	13,360,620	6.6%
Total	$218,210,063	100.0%	$203,795,813	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$39,500,000	18.1%	$31,000,000	15.2%
Brazil	12,349,016	5.7%	13,087,309	6.4%
Cabo Verde	17,000,000	7.8%	17,000,000	8.3%
Chile	1,464,901	0.7%	2,234,915	1.1%
Ecuador	13,658,044	6.3%	6,095,407	3.0%
Ghana	14,500,000	6.6%	19,500,000	9.6%
Guatemala	907,565	0.4%	907,565	0.4%
Indonesia	17,933,436	8.2%	17,927,195	8.8%
Italy	4,099,375	1.9%	—	—
Kenya	161,018	0.1%	161,018	0.1%
Malaysia	5,027,157	2.3%	—	—
Mauritius	7,468,625	3.4%	11,195,862	5.5%
Morocco	5,849,626	2.7%	7,649,945	3.8%
Namibia	15,358,037	7.0%	500,000	0.2%
Nigeria	13,564,703	6.2%	13,360,620	6.6%
Peru	20,493,374	9.4%	19,337,474	9.5%
Singapore	-	—	10,000,000	4.9%
South Africa	8,044,490	3.7%	14,174,143	7.0%
United Kingdom	7,150,949	3.3%	6,585,834	3.2%
Zambia	12,888,677	5.9%	13,078,526	6.4%
Uruguay	791,070	0.4%	—	—
Total	$218,210,063	100.0%	$203,795,813	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of March 31, 2017:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$28,201,096	$—	$—	$28,201,096
Senior secured term loan participations	78,971,640	—	—	78,971,640
Senior secured trade finance participations	111,037,327	—	—	111,037,327
Total	$218,210,063	$—	$—	$218,210,063

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2016:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$28,673,487	$—	$—	$28,673,487
Senior secured term loan participations	$58,450,761			58,450,761
Senior secured trade finance participations	116,671,565	—	—	116,671,565
Total	$203,795,813	$—	$—	$203,795,813

The following is a reconciliation of activity for the three months ended March 31, 2017, of investments classified as Level 3:

	Fair Value at December 31, 2016	Purchases	Maturities or Prepayments	Accretion of discounts	Net change in unrealized appreciation (depreciation)	Fair Value at March 31, 2017
Senior secured term loans	$28,673,487		$(746,937)	$274,546	$—	$28,201,096
Senior secured term loan participations	58,450,761	21,317,157	(815,555)	19,277	—	78,971,640
Senior secured trade finance participations	116,671,565	53,386,426	(59,020,664)	—	—	111,037,327
Total	$203,795,813	$74,703,583	$(60,583,156)	$293,823	$-	$218,210,063

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2017:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$110,310,598	Cost Approach	Recent transactions	N/A
Senior secured trade finance participations (2)	$726,729	Income approach (DCF)	Market yield	15.75%
Senior secured term loans	$28,201,096	Income approach (DCF)	Market yield	11.50% - 13.50% (12.50%)
Senior secured term loan participations	$78,971,640	Income approach (DCF)	Market yield	11.50% - 15.70% (13.99%)
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

Note 5. Related Parties

Agreements

Advisory Agreement

On March 3, 2017, the Company’s board of managers determined to extend the Amended and Restated Advisory Agreement (the “Advisory Agreement”) until February 25, 2018.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three months ended March 31, 2017 and 2016.

Transactions

As discussed in Note 2, for the three months ended March 31, 2017 and 2016, the Sponsor assumed responsibility for $1,324,828 and $1,914,344, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the three months ended March 31, 2017 and 2016, the Advisor earned $1,520,974, and $816,326, respectively, in management fees and $960,348 and $650,348, respectively, in incentive fees.

Since the inception of the Company through March 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $10,476,300 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $3,662,300 of expenses, which have been accrued by the Sponsor as of March 31, 2017. Such expenses, in the aggregate of $14,138,600 since the Company’s inception, may be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million in the Offering and such reimbursement does not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit, as further described in Note 2.

As of March 31, 2017 and December 31, 2016, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $3,287,475 and $3,175,656, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

As of March 31, 2017 and December 31, 2016, due to affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $560,818 and $68,312, respectively, was due to the Sponsor for reimbursements of offering costs.

For the three months ended March 31, 2017 and 2016, the Company paid $625,676 and $477,699, respectively, in dealer manager fees and $2,426,442 and $1,633,388, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations.

Note 6. Organization and Offering Costs

As of March 31, 2017, the Sponsor has paid approximately $16,709,600 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $2,386,000 and $990,000 of offering costs, which were incurred by the Sponsor during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, the Company paid $2,401,853 and $1,645,498, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to March 31, 2017, the Company has reimbursed the Sponsor a total of approximately 16,945,600 of offering costs and there is no remaining balance of offering and organization costs due to the Sponsor.

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

On February 17, 2017, TGIFC issued $0.225 million in the second series of the Notes pursuant to such private offering. The notes issued on February 17, 2017 comprised the second series of the Notes and bear interest at a rate of 3.0% per annum plus one year LIBOR (1.74%) as determined on their issuance date.

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

For the three months ended March 31, 2017, the Company recognized $19,742 in interest expense.

Note 8. Unit Capital

As of March 31, 2017, the Company has three classes of units: Class A units, Class C units and Class I units. The unit classes have different sales commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C units. As of March 31, 2017, the Company recorded a liability in the amount of $2,140,000 for the estimated future amount of Class C distribution fee payable. The estimated liability is calculated based on a net asset value per Class C unit of $9.025 with distribution fees of 0.8% per annum applied to the net asset value, during the expected period that Class C unit remains outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. As of March 31, 2017, the Class A and I units have a net asset value per unit of $8.529, and the Class C units have a net asset value of $8.267. The following table is a summary of unit activity during the three months ended March 31, 2017:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	March 31,
	2016	the Period	the Period	2017
Class A units	15,391,991	2,708,818	(78,686)	18,022,123
Class C units	6,803,985	1,353,325	(11)	8,157,299
Class I units	7,411,405	2,415,773	(267,582)	9,559,596
Total	29,607,381	6,477,916	(346,279)	35,739,018

          The total of 6,477,916 units issued during the three months ended March 31, 2017 included 336,950 units issued under the DRP at a value of $2,505,036. Subscriptions executed on or before March 31, 2017 were still being processed following the end of the quarter. Accordingly, as of March 31, 2017, the Company recorded a receivable in the amount of $14,574,746 which has been deposited subsequent to quarter end.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the then current offering price less the sales fees associated with that class of units. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of the Company’s unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units that can be repurchased with the proceeds the Company receives from the sale of units under the Company’s DRP. At the sole discretion of the Company’s board of managers, the Company may also use cash on hand, cash available from borrowings and cash from the repayment or liquidation of investments as of the end of the applicable quarter to repurchase units.

During the three months ended March 31, 2017, the Company received 19 repurchase requests for a total of 346,279 units at a repurchase price of $9.025 per unit. As of March 31, 2017, these repurchase requests were pending processing and were completed by the Company on April 6, 2017.

Note 9. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the three months ended March 31, 2017:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2017	January 19, 2017	$0.00197808	$1,002,022	$837,472	$1,839,494
February 28, 2017	February 23, 2017	$0.00197808	$944,453	$782,125	$1,726,578
March 31, 2017	March 3, 2017	$0.00197808	$1,114,222	$885,439	$1,999,661
Total for 2017			$3,060,697	$2,505,036	$5,565,733

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and 2016. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	Three Months Ended
	March 31,	March 31,
	2017	2016
Per unit data (1):
Net proceeds before offering costs (2)	$9.025	$9.025
Offering costs	(0.474)	(0.495)
Net Proceeds after offering costs	8.551	8.530
Net investment income	0.153	0.182
Net change in unrealized depreciation on investments	-	(0.003)
Distributions	(0.177)	(0.179)
Net change in accrued distribution fees	(0.060)	—
Net increase/(decrease) in net assets	(0.084)	—
Net asset value at end of period	8.467	8.530
Total return based on net asset value (3)(4)	1.79%	2.10%
Net assets at end of period	$302,673,743	$163,175,155
Units Outstanding at end of period	35,739,018	19,129,421
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment income to average net assets	7.04%	8.49%
Ratio of net operating expenses to average net assets	2.75%	0.24%
1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2017 and 2016 which were 31,423,215 and 17,816,842.
2	Represents net asset value at the beginning of the period.
3

Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014 and December 31, 2013 of $31,750 and $51,034, respectively or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

4

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the three months ended March 31, 2017 and 2016, prior to the effect of the Responsibility Agreement were as follows; total return: 1.30% and 0.84%, ratio of net investment income; 5.12% and 3.40%, and ratio of operating expenses to average net assets: 4.67% and 5.33%.

5	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2017, except as discussed below.

Distributions

On April 18, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C and Class I units for the period from April 1 through April 30, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On May 1, 2017, $1,103,372 of these distributions were paid in cash and on April 28, 2017, $929,660 were reinvested in units for those unitholders participating in the DRP.

On May 10, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C and Class I units for the period from May 1 through May 31, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about June 1, 2017.

Investments

Subsequent to March 31, 2017 through May 10, 2017, the Company funded approximately $25.3 million in new investments and received proceeds from repayment of investments of approximately $22.3 million.

Agreements

On May 10, 2017, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through March 31, 2017, including management and incentive fees earned by the Advisor during the quarter ended March 31, 2017. For additional information refer to Notes 2 and 5.

Amended and Restated Operating Agreement

Effective as of April 18, 2017, the Company amended and restated its Second Amended and Restated Operating Agreement (as amended, the “Third Amended and Restated Operating Agreement”) to authorize additional units of limited liability company interest designated as Class W units and Class Y units and to make related changes.

Each Class W unit shall initially be issued for a purchase price of $8.620, subject to certain possible discounts, until such time as the board of managers adjusts the purchase price of Class W units. The Class W units shall not be subject to sales commissions. In addition, with respect to Class W units, the Company shall pay the dealer manager on a monthly basis, an annual dealer-manager fee that accrues daily equal to 1/365th of .50% of the amount of the net asset value for the Class W units for such day on a continuous basis from year to year for a maximum of five years from the admission date of the investor. Additionally, the Company shall pay the dealer manager on a monthly basis, an annual service fee that accrues daily equal to 1/365th of .25% of the amount of the net asset value for the Class W units for such day on a continuous basis from year to year for a maximum of six years from the admission date of the investor. All underwriting compensation and any other fees are subject to change in subsequent offerings.

Each Class Y unit shall initially be issued for a purchase price of $8.577, subject to certain possible discounts, until such time as the board of managers adjusts the purchase price of Class Y units. The Class Y units shall not be subject to sales commissions or a dealer manager fees. Underwriting compensation and other fees may be imposed in subsequent offerings.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our ability to purchase or make investments in a timely manner;
•	our business prospects and the prospects of our borrowers;
•	the economic, social and/or environmental impact of the investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	our ability to make distributions to our unitholders;
•	the dependence of our future success on the general economy and its impact on the companies in which we invest;
•	the availability of cash flow from operating activities for distributions and payment of operating expenses;
•	the performance of our Advisor, our sub-advisors and our Sponsor;
•	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;
•	the ability of our borrowers to make required payments;
•	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
•	the lack of a public trading market for our units;
•	our limited operating history;
•	our ability to borrow funds;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
•	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
•	the ability of our sub-advisors and borrowers to achieve their objectives;
•	the effectiveness of our portfolio management techniques and strategies;
•	failure to maintain effective internal controls; and
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason.

The foregoing list of factors is not exhaustive. We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the Primary Offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to the DRP. SC Distributors, LLC was the dealer manager for the Offering. The Company’s Primary Offering terminated on March 31, 2017.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. As of March 31, 2017, we had processed subscriptions for and issued 37,259,816 of our units, including 1,537,114 units issued under our DRP, for gross proceeds of approximately $357,719,000 including approximately $13,337,000 reinvested under our DRP (before dealer manager fees of approximately $4,762,000 and selling commissions of $16,746,000, for net proceeds of $336,211,000).

We are offering a maximum of $75,000,000 in Class A, Class C and Class I units of our limited liability company interest to our existing unitholders pursuant to the DRP. Units issued pursuant to the DRP are being offered at the greater of $9.025 per unit or the most recently determined net asset value per unit of each class of units, which as of March 31, 2017 was $8.529 for Class A and I units, and $8.267 for Class C units. Accordingly, units will initially be offered at $9.025 per Class A, Class C and Class I units.

We will offer units pursuant to the DRP until we sell all $75,000,000 worth of units in this offering, although our board may determine to terminate this offering prior thereto.  This offering must be registered or exempt from registration in every state in which we offer or sell units. If this offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2017, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception through March 31, 2017, our Sponsor has assumed substantially all our operating expenses under the terms of the Responsibility Agreement. As of March 31, 2017, the Sponsor has agreed to pay a cumulative total of approximately $14.1 million of operating expenses.

Portfolio and Investment Activity

During the three months ended March 31, 2017, we invested approximately $74,854,000 across 14 separate portfolio companies, including four new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of approximately $60,583,000.

At March 31, 2017 and December 31, 2016, the Company’s investment portfolio included 35 and 32 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2017		As of December 31, 2016
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$28,201,096	12.9%	$28,673,487	14.1%
Senior secured term loan participations	78,971,640	36.2%	58,450,761	28.7%
Senior secured trade finance participations	111,037,327	50.9%	116,671,565	57.2%
Total investments	$218,210,063	100.0%	$203,795,813	100.0%

 As of March 31, 2017, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 10.5%, 14.8%, and 12.2%, respectively, for a weighted average yield on investments of approximately 12.1% on our total portfolio.

As of December 31, 2016, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 11.1%, 14.9%, and 12.3%, respectively, for a weighted average yield on investments of approximately 12.3% on our total portfolio.

Prodesa

As of March 31, 2017, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,040,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of

Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of March 31, 2017 at $4,790,000 based on the income valuation approach as further described in Note 4.

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

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and started accruing interest on the unpaid principal effective November 10, 2016. As of March 31, 2017, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a total balance outstanding of $785,806 of as March 31, 2017. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made in October 2016. Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of March 31, 2017, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisors now owns 40% of the Distributor. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $34,500 for the three months ended March 31, 2017. Based on the information available to the Company and according to its valuation policies, the Company had estimated the fair value of its investment in the Distributor to be $726,729 as of March 31, 2017.

Farm Supplies Distributor

The Company has several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of March 31, 2017. The participations have maturity dates ranging from October 25, 2015 to May 3, 2016.  The facility serves to finance the shipment of fertilizer to the Zambian government and is secured by receivables.  The delay in repayment is due to slow payment of the receivables by the Zambian Government caused by a national budget deficit.  The Company placed this participation on non-accrual status effective July 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $157,800 for the three months ended March 31, 2017.  In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer has 180 days from time of filing (June 1, 2017) to conclude its collection process and make payment against the policy. The Company has determined that there is sufficient collateral, including a credit insurance policy, should the Zambian government or subsequently Neria not pay, to cover the entire principal and interest balance due from Neria and has determined, in accordance with its valuation policy that the fair value should remain at $5,078,526 as of March 31, 2017.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (“the Exporter”) located in Guatemala, with a principal balance outstanding of $907,565 and accrued interest of $36,605 as of March 31, 2017. The participation has a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  However, the Exporter has been able to secure new customers to replace the lost order(s), which will enable the Exporter to start making payments to the Company.  In addition, the Exporter has made three principal payments totaling $92,435 during October and November 2016 and one interest payment of $90,402 in February 2017.  The Company has determined that there is sufficient collateral to support the repayment of this participation and has determined, in accordance with its valuation policy, that the fair value of this investment should remain at $907,565 as of March 31, 2017.

Results of Operations

Consolidated operating results for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Interest income	$6,590,163	$3,249,585
Interest from cash	87,922	92,269
Total investment income	6,678,085	3,341,854
Management fees	1,520,974	816,326
Incentive fees	960,348	650,348
Professional fees	365,179	289,031
General and administrative expenses	300,297	201,876
Board of managers fees	54,375	46,875
Total expenses	3,201,173	2,004,456
Expense support payment from Sponsor	(1,324,828)	(1,914,344)
Net expenses	1,876,345	90,112
Net investment income	$4,801,740	$3,251,742

Revenues

 For the three months ended March 31, 2017 and 2016, total investment income amounted to $6,678,085 and $3,341,854, respectively.  Interest income increased by $3,340,578 during the three months ended March 31, 2017 from the same period in 2016 as a result of an increase in our weighted average investment portfolio of approximately $113,472,000 offset by a decrease in the weighted average yield of approximately 0.3% from a weighted average yield of 12.3% for the three months ended March 31, 2016 to approximately 12.0% for the three months ended March 31, 2017. The decrease in yield was primarily due to a change in our investments portfolio mix.

During the three months ended March 31, 2017, $5,699,044 or 86.5% of the interest income earned came from loan and trade finance participations and $891,119 or 13.5% came from direct loans. In addition, we earned $87,922 in interest income on our cash balances.

During the three months ended March 31, 2016, $2,946,394 or 90.7% of the interest income earned came from loan and trade finance participations and $303,191 or 9.3% came from direct loans. In addition, we earned $92,269 in interest income on our cash balances.

     Expenses

 Total operating expenses, excluding the management and incentive fees, incurred for the three months ended March 31, 2017 increased by $182,069 to $719,851 from $537,782 for the three months ended March 31, 2017.  The increase was primarily due to the following: 1) an increase in general and administrative expenses of $98,421, which was attributable to increases in a number of expenses, the largest being a $39,867 increase in fees paid to our transfer agent, $32,365 increase in printing expense, and $17,836 increase in fund accounting; and 2) an increase in professional fees of $76,148. Our Sponsor assumed responsibility for our operating expenses in the amount of $364,480 and $537,782 under the Responsibility Agreement for expenses paid or incurred by the Company for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, the management fees amounted to $1,520,974 and $816,326, respectively. The incentive fees for the three months ended March 31, 2017 and 2016 amounted to $960,348 and $650,348, respectively.  A portion of the management fees, amounting to $726,214 for 2016 was assumed by our Sponsor under the Responsibility Agreement while none of the management fee for the three months ended March 31, 2017 was assumed by our Sponsor.  In addition, for the three months ended March 31, 2017 and 2016, the entire amounts of the incentive fees for both periods were assumed by the Sponsor under the Responsibility Agreement.  The increases in both the management and incentive fees were due to our increase in net asset value.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three months ended March 31, 2017 and 2016. We had no unrealized gains or losses for the three months ended March 31, 2017. We recorded a $59,077 unrealized loss for the three months ended March 31, 2016.

Changes in Net Assets from Operations. For the three months ended March 31, 2017 and 2016, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $4,801,740 and $3,192,665, respectively.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2017, we had approximately $68.6 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement. The Company may only reimburse the Sponsor for expenses covered under the Responsibility Agreement if we raise $200 million of gross proceeds in the Offering and such reimbursement does not cause the Company’s net asset value per unit to fall below the prior’s quarter’s net asset value per unit. While the Company has raised gross proceeds of over $200 million in the Offering as of March 31, 2017 any such reimbursement would cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the Offering, which terminated on March 31, 2017, the Sponsor can demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.  Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

The Company’s net asset value has not changed since the commencement of the Offering but it would have decreased for all unit classes if the Sponsor has not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

 As of March 31, 2017, the Company had processed subscriptions and issued approximately 37.3 million total units in the Offering (including units pursuant to the DRP) for total gross offering proceeds of approximately $358 million.

We may borrow funds to make investments. We have not decided to what extent going forward, we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been actively seeking financing and are currently talking with development banks and several commercial banks but have not yet received any commitments for financing. Accordingly, we cannot predict with certainty if we will be able to obtain financing and what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. On February 17, 2017, TGIFC issued an additional $225,000 in the second series of notes under the private offering. As of March 31, 2017, we had raised $1.86 million in the note offering and such debt was outstanding.

Contractual Obligations and Commitments

The Company does not include a contractual obligations table herein as all obligations of the Company are short-term. We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. On February 23, 2017, our board of managers approved an interim extension of our Advisory Agreement until March 3, 2017.  On March 3, 2017, our board of managers determined to extend our Advisory Agreement, effective March 3, 2017, through February 25, 2018. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of March 31, 2017, there was no amount that would be due to be reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through March 31, 2017 and will pay additional accrued operating expenses of the Company, which may not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds in the Offering and such reimbursement does not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $14.1 million through March 31, 2017.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units are and will continue to be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is an expense specific to Class C unitholders. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended March 31, 2017, we paid a total of $5,565,733 in distributions, comprised of $3,060,697 paid in cash and $2,505,036 reinvested under our DRP.

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
March 31, 2017	$0.15577	$3,060,697	$2,505,036	$5,565,733	$3,060,697	$—
Total for 2017		$3,060,697	$2,505,036	$5,565,733	$3,060,697	$-

March 31, 2016	$0.17570	$1,857,749	$1,331,325	$3,189,074	$1,857,749	$—
June 30, 2016	$0.17570	2,102,173	1,622,213	3,724,386	2,102,173	—
September 30, 2016	$0.17764	2,515,274	1,983,370	4,498,644	2,515,274
December 31, 2016	$0.17764	2,782,973	2,275,594	5,058,567	2,782,973
Total for 2016		$9,258,169	$7,212,502	$16,470,671	$9,258,169	$—

Related Party Transactions

For the three months ended March 31, 2017 and 2016, the Sponsor assumed responsibility for $1,324,828 and $1,914,344 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the three months ended March 31, 2017 and 2016, the Advisor earned $1,520,974 and $816,326, respectively, in management fees and $960,348 and $650,348, respectively, in incentive fees.

Since the inception of the Company through March 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $10,476,300 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $3,662,300 of expenses, which have been accrued by the Sponsor as of March 31, 2017. Such expenses, in the aggregate of $14,138,600 since the Company’s inception, may be expensed and payable by the Company to the Sponsor once the Company has raised gross proceeds of $200 million in the Offering and such reimbursement does not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit.

As of March 31, 2017 and December 31, 2016, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $3,287,475 and $3,175,656, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipated paying this receivable in the due course of business.

As March 31, 2017 and December 31, 2016, due to affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $560,818 and $68,312, respectively, was due to the Sponsor for reimbursements of offering costs.

For the three months ended March 31, 2017 and 2016, the Company paid $625,676 and $477,699, respectively, in dealer manager fees and $2,426,442 and $1,633,388, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Legal Proceedings

The Company is not party to any material legal proceedings.

Recent Events

 Distributions

On April 18, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C and Class I units for the period from April 1 through April 30, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On May 1, 2017, $1,103,372 of these distributions were paid in cash and on April 28, 2017, $929,660 were reinvested in units for those unitholders participating in the DRP.

On May 10, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C and Class I units for the period from May 1 through May 31, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about June 1, 2017.

Investments

Subsequent to March 31, 2017 through May 10, 2017, the Company funded approximately $25.3 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $22.3 million.

Agreements

On May 10, 2017, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through March 31, 2017, including management and incentive fees earned by the Advisor during the quarter ended March 31, 2017. For additional information refer to Notes 2 and 5.

Amended and Restated Operating Agreement

Effective as of April 18, 2017, the Company amended and restated its Second Amended and Restated Operating Agreement (as amended, the “Third Amended and Restated Operating Agreement”) to authorize additional units of limited liability company interest designated as Class W units and Class Y units and to make related changes.

Each Class W unit shall initially be issued for a purchase price of $8.620, subject to certain possible discounts, until such time as the board of managers adjusts the purchase price of Class W units. The Class W units shall not be subject to sales commissions. In addition, with respect to Class W units, the Company shall pay the dealer manager on a monthly basis, an annual dealer-manager fee that accrues daily equal to 1/365th of .50% of the amount of the net asset value for the Class W units for such day on a continuous basis from year to year for a maximum of five years from the admission date of the investor. Additionally, the Company shall pay the dealer manager on a monthly basis, an annual service fee that accrues daily equal to 1/365th of .25% of the amount of the net asset value for the Class W units for such day on a continuous basis from year to year for a maximum of six years from the admission date of the investor. All underwriting compensation and any other fees are subject to change in subsequent offerings.

Each Class Y unit shall initially be issued for a purchase price of $8.577, subject to certain possible discounts, until such time as the board of managers adjusts the purchase price of Class Y units. The Class Y units shall not be subject to sales commissions or a dealer manager fees. Underwriting compensation and other fees may be imposed in subsequent offerings.

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At March 31, 2017, two portfolio companies were on non-accrual status with an aggregate fair value of $5,805,255 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the two companies on non-accrual status amounted to approximately $192,300 for the three months ended March 31, 2017.

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

In prior periods, the Company has been recording the fees as a periodic charge to equity as they are incurred. Starting in the three months period ended June 30, 2016, the Company has determined to account for the fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. At March 31, 2017, the estimated unpaid distribution fee amounts to $2,062,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2017 and December 31, 2016. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. If the Company had sold the maximum amount of the Offering, it anticipated that such expenses would have equaled approximately 1.25% of the gross proceeds raised. However, such expenses will exceed this percentage because the Primary Offering has terminated and the maximum amount was not raised. Based on the subscriptions processed through March 31, 2017, such expenses equaled to 4.7% of the gross proceeds. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets.

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

Expense Responsibility Agreement

Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid expenses on behalf of the Company through March 31, 2017 and will additionally pay the accrued operating expenses of the Company as of on behalf of the Company. Since the inception of the Company through March 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $10,476,300 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $3,662,300 of expenses, which have been accrued by the Sponsor as of March 31, 2017. Such expenses may not be reimbursable to the Sponsor until the Company has raised $200 million of gross proceeds, provided any such reimbursement does not cause the Company’s net asset value per unit to fall below the prior quarter’s net asset value per unit (the “Gross Proceeds Hurdle”). To the extent the Company does not meet the Gross Proceeds Hurdle in any quarter, no amount will be payable by the Company for reimbursement to the Sponsor. While the Company has raised over $200 million of gross proceeds in the Offering as of March 31, 2017, the Company has not met the Gross Proceeds Hurdle for the quarter ending March 31, 2017 because any reimbursement would cause the Company’s net asset value per unit to fall below the prior quarter. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of March 31, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.

Income Taxes

We believe we are properly characterized as a partnership for U.S. federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S. Federal income tax at the entity level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017 (“2016 Form 10-K”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1.5 billion in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and terminated on March 31, 2017.

We are offering up to $75 million of units pursuant to our DRP. Units issued under the DRP are offered at the greater of $9.025 or the most recently determined net asset value per unit for each class of units.

As of March 31, 2017, we had processed subscriptions for and issued 37,259,816 of our units, including 1,537,114 units issued under our DRP, for gross proceeds of approximately $357,719,000 including approximately $13,337,000 reinvested under our DRP (before dealer-manager fees of approximately $4,762,000 and selling commissions of $16,745,000, for net proceeds of $336,211,000). From the net offering proceeds, we paid and accrued a total of $16,945,544 towards reimbursement to our Sponsor for our organization and offering costs and we have financed a total of approximately $218 million in senior secured trade finance, senior secured term loan transactions, short term notes and bridge loans.

As of March 31, 2017, no amount remained payable to our Sponsor for costs related to our organization and offering.

Unit Repurchase Program

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we may conduct quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us at a price equal to the then current offering price less the sales fees associated with that class of units. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of our unitholders to sell their units. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our DRP. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

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

The above description of the unit repurchase program is a summary of certain of the terms of the unit repurchase program, which was amended effective June 30, 2017. Please see the full text of the unit repurchase program, which was filed as Exhibit 4.2 to a current report on Form 8-K filed with the SEC on March 14, 2017, for all the terms and conditions.

During the three months ended March 31, 2017, we fulfilled the following request pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
01/01/2017 - 01/31/2017	239,142	$9.025	239,142	239,142
02/01/2017 - 02/28/2017	—	—	—	239,142
03/01/2017 - 03/31/2017	—	—	—	239,142
Total	239,142	$9.025	239,142

During the three months ended March 31, 2017, we repurchased 239,142 units for a total of $2,158,255.  In addition, as of March 31, 2017, there were 19 repurchase requests for a total of 346,279 units that were pending which were processed by the Company on April 6, 2017 at a price of $9.025 per unit.

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

3.2	Third Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on April 19, 2017.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on March 14, 2017.

4.2	Second Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 D to the Form 8-K filed with the SEC on March 14, 2017.

10.1	Form of Promissory Notes. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 20, 2016.
10.2

Equitable Mortgage Over Shares by and between TriLinc Global Impact Fund Cayman, Ltd. and Noteholders, dated as of October 14, 2016. Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 20, 2016.

10.3*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated May 10, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description
101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 11, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

May 11, 2017	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 11, 2017	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer