Form 10-Q
period 2017-06-30
TriLinc Global Impact Fund LLC
filed 2017-08-11
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 9, 2017, the Company had outstanding 18,224,601 Class A units, 8,277,952 Class C units, 9,963,398 Class I units, 0 Class W units and 145,785 Class Y units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $234,127,394 and $203,854,890, respectively)	$234,068,317	$203,795,813
Cash	67,589,384	44,790,312
Interest receivable	9,485,788	6,866,432
Due from affiliates (see Note 5)	3,869,516	3,175,656
Prepaid expenses	230,433	50,122
Total assets	315,243,438	258,678,335

LIABILITIES
Due to unitholders	1,150,247	934,805
Management fee payable	1,542,545	1,166,147
Notes payable	1,860,000	1,635,000
Unit repurchases payable	1,419,443	2,158,255
Due to affiliates (see Note 5)	—	68,312
Accrued distribution fees	2,140,000	1,907,000
Other payables	164,911	52,901
Total liabilities	8,277,146	7,922,420
Commitments and Contingencies (see Note 5)
NET ASSETS	$306,966,292	$250,755,915

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$163,092,311	$138,912,711
Net capital paid in on Class C units	71,900,936	59,498,965
Net capital paid in on Class I units	88,985,585	66,887,930
Offering costs	(17,012,540)	(14,543,691)
Net assets (equivalent to $8.507 and $8.469, respectively per unit based on total units outstanding of 36,336,584 and 29,607,381, respectively)	$306,966,292	$250,755,915
Net assets, Class A (units outstanding of 18,171,957 and 15,391,991, respectively)	$154,584,325	$131,351,882
Net assets, Class C (units outstanding of 8,249,737 and 6,803,985, respectively)	68,038,466	56,156,722
Net assets, Class I (units outstanding of 9,914,890 and 7,411,405, respectively)	84,343,501	63,247,311
NET ASSETS	$306,966,292	$250,755,915

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income	$6,789,264	$4,716,749	$13,379,427	$7,966,334
Interest from cash	161,897	63,980	249,819	156,249
Total investment income	6,951,161	4,780,729	13,629,246	8,122,583
EXPENSES
Management fees	1,542,544	973,916	3,063,518	1,790,242
Incentive fees	868,510	745,727	1,828,858	1,396,075
Professional fees	304,022	252,664	669,201	541,695
General and administrative expenses	407,026	236,239	707,323	438,115
Board of managers fees	54,375	46,875	108,750	93,750
Total expenses	3,176,477	2,255,421	6,377,650	4,259,877
Expense support payment from Sponsor	(1,633,933)	(1,203,324)	(2,958,762)	(3,117,668)
Net expenses	1,542,544	1,052,097	3,418,888	1,142,209
NET INVESTMENT INCOME	5,408,617	3,728,632	10,210,358	6,980,374
Net change in unrealized depreciation on investments	—	—	—	(59,077)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,408,617	$3,728,632	$10,210,358	$6,921,297

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.15	$0.18	$0.30	$0.36
EARNINGS PER UNITS - BASIC AND DILUTED	$0.15	$0.18	$0.30	$0.36
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	36,086,638	20,811,419	33,767,809	19,314,130

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016
INCREASE FROM OPERATIONS
Net investment income	$10,210,358	$6,980,374
Net change in unrealized depreciation on investments	—	(59,077)
Net increase from operations	10,210,358	6,921,297
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(6,109,551)	(3,910,642)
Distributions to Class C unitholders	(2,740,236)	(883,308)
Distributions to Class I unitholders	(3,157,199)	(2,119,510)
Net decrease from distributions	(12,006,986)	(6,913,460)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	26,155,635	26,055,990
Issuance of Class C units	13,164,597	28,942,746
Issuance of Class I units	25,933,232	8,290,299
Repurchase of units	(4,544,610)	(4,727,281)
Class C units distribution fee	(233,000)	(1,331,000)
Offering costs	(2,468,849)	(3,381,050)
Net increase from capital transactions	58,007,005	53,849,704
NET INCREASE IN NET ASSETS	56,210,377	53,857,541
Net assets at beginning of period	250,755,915	138,620,607
Net assets at end of period	$306,966,292	$192,478,148

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,210,358	$6,921,297
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(137,762,722)	(117,467,057)
Maturity of investments	108,085,308	56,522,061
Net change in unrealized depreciation on investments	—	59,077
Accretion of discounts on investments	(595,090)	(18,468)
Increase in interest receivable	(2,619,356)	(1,626,463)
Increase in due from affiliates	(693,860)	(856,844)
(Increase) decrease in prepaid expenses	(180,311)	14,572
Increase in due to unitholders	215,442	161,579
Increase in management and incentive fees payable	376,398	838,052
Increase in other payable	112,010	15,313
NET CASH USED IN OPERATING ACTIVITIES	(22,851,823)	(55,436,881)
Cash flows from financing activities
Net proceeds from issuance of units	59,871,057	60,335,497
Distributions paid to unitholders	(6,624,579)	(3,959,922)
Payments of offering costs	(2,537,161)	(3,250,804)
Repurchase of units	(5,283,422)	(4,611,631)
Proceeds from issuance of notes payable	225,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,650,895	48,513,140
TOTAL INCREASE (DECREASE) IN CASH	22,799,072	(6,923,741)
Cash at beginning of period	44,790,312	33,246,769
Cash at end of period	$67,589,384	$26,323,028
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$5,382,406	$2,953,538
Change in accrual of Class C unit distribution fee	$233,000	$1,331,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of June 30, 2017

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (13)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/31/2019	$15,000,000	N/A	$14,960,130	$14,960,130	4.8%
Indonesia	Other Investments (14)	Primary Nonferrous Metals	Tin Producer	12.00%	0.0%	6/30/2020	2,372,296	N/A	2,372,296	2,372,296	0.8%
Malaysia	Other Investments (14)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2020	15,000,000	N/A	15,000,000	15,000,000	4.9%
Peru	Pure Biofuels del Peru S.A.C. (10), (16)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.50%	0.0%	8/1/2019	15,000,000	N/A	15,977,207	15,977,207	5.2%
Total Senior Secured Term Loan (1)									48,309,633	48,309,633	15.7%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	12.43%	0.0%	2/28/2021	2,851,296	100%	2,851,296	2,851,296	0.9%
Cabo Verde	TRG Cape Verde Holdings Limited (14)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	17,000,000	100%	17,000,000	17,000,000	5.5%
Indonesia	PT Titan Mining Indonesia (14)	Street Construction	Infrastructure and Logistics Provider	18.00%	0.0%	11/22/2019	13,636,500	100%	13,576,177	13,576,177	4.4%
Indonesia	Other Investments (16)	Metals & Mining	Vessel Operator	11.00%	0.0%	3/5/2018 - 6/8/2020	5,332,336	100%	5,332,336	5,332,336	1.7%
Namibia	Trustco Group Limited (7)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,000,000	100%	14,866,072	14,866,072	4.8%
Nigeria	Helios Maritime I Ltd. (8)	Water Transportation	Marine Logistics Provider	15.96%	0.8%	9/16/2020	13,753,870	100%	13,689,703	13,689,703	4.5%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	5,140,000	100%	5,140,000	5,140,000	1.7%
South Africa	Other Investments (14)	Rental of Railroad Cars	Railway Equipment Provider	12.00%	0.0%	1/31/2020	4,136,861	84%	4,136,861	4,136,861	1.3%
Zambia	Other Investments (14)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,662,935	15%	1,662,935	1,662,935	0.5%
Total Senior Secured Term Loan Participations									78,255,380	78,255,380	25.5%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (15)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/16/2017	12,500,000	83%	12,500,000	12,500,000	4.1%
Argentina	Other Investments (15), (19)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2017	6,000,000	17%	6,000,000	6,000,000	2.0%
Argentina	Other Investments (16)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	11/29/2017	9,000,000	32%	9,000,000	9,000,000	2.9%
Argentina	Other Investments (16)	Fats and Oils	Oilseed Distributor	8.75% - 9.00%	0.0%	8/31/2017 - 2/22/2018	12,000,000	100%	12,000,000	12,000,000	3.9%
Cayman Islands	Other Investments (17)	Farm Products	Grain Processor	11.30%	0.0%	12/31/2017	297,433	50%	297,433	297,433	0.1%
Chile	Other Investments (15)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,418,655	100%	1,418,655	1,418,655	0.5%
Ecuador	Other Investments (15)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	10/22/2017 – 9/4/2018	6,912,400	62%	6,912,400	6,912,400	2.3%
Ecuador	Other Investments (15)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2017	540,574	100%	540,574	540,574	0.2%
Ecuador	Other Investments (15)	Commercial Fishing	Tuna Processor	9.50%	0.0%	9/17/2017 - 6/18/2018	4,550,355	100%	4,550,355	4,550,355	1.5%
Ghana	Genser Energy Ghana Ltd. (17), (21)	Electric Services	Power Producer	11.50%	0.0%	3/10/2017 - 10/9/2017	11,964,946	47%	11,964,946	11,964,946	3.9%
Guatemala	Other Investments (11)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	907,565	24%	907,565	907,565	0.3%
Italy	Other Investments (17)	Lumber and Other Construction Materials	International Development Logistic Provider	9.50%	0.0%	12/31/2017	4,469,131	78%	4,469,131	4,469,131	1.5%
Kenya	Other Investments (17)	Miscellaneous Plastics Products	Plastic Products Manufacturer	11.50%	0.0%	10/9/2017	161,018	14%	161,018	161,018	0.1%
Mauritius	Other Investments (17)	Groceries and Related Products	Vanilla Exporter	10.98% - 11.04%	0.0%	9/23/2017 - 11/23/2017	4,576,824	36%	4,576,824	4,576,824	1.5%
Mauritius	Other Investments (17)	Agricultural Products	Agricultural Products Exporter	7.50%	0.0%	2/28/2018	5,000,000	12%	5,000,000	5,000,000	1.6%
Morocco	Other Investments (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/17/2017	7,349,626	79%	7,349,626	7,349,626	2.4%
Namibia	Other Investments (16)	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	10/29/2017	500,000	25%	500,000	500,000	0.2%
South Africa	Other Investments (17)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	11/10/2017 - 11/20/2017	340,991	2%	340,991	340,991	0.1%
South Africa	Other Investments (17), (18)	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	5/19/2017	214,091	14%	214,091	214,091	0.1%
South Africa	Other Investments (9)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	13%	785,806	726,729	0.2%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
South Africa	Other Investments (16)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	9/28/2017	1,234,145	11%	1,234,145	1,234,145	0.4%
United Kingdom	Other Investments (17), (20)	Coal and Other Minerals and Ores	Metals Trader	9.43% - 9.52%	0.0%	6/30/2017 - 12/31/2017	5,089,930	56%	5,089,930	5,089,930	1.7%
Uruguay	Other Investments (15)	Food Products	Citrus Producer	9.00%	0.0%	2/3/2018 - 3/24/2018	670,365	100%	670,365	670,365	0.2%
Zambia	Other Investments (12)	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08% - 12.50%	0.0%	10/25/15 - 5/3/2016	5,078,526	22%	5,078,526	5,078,526	1.7%
Zambia	Other Investments (15)	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	8/14/2017 - 9/2/2017	6,000,000	86%	6,000,000	6,000,000	2.0%
Total Senior Secured Trade Finance Participations									107,562,381	107,503,304	35.0%

Total Investments									$234,127,394	$234,068,317

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[9]

The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties, but has made some partial payments of principal. The amortized cost includes $152,923 of interest, which was capitalized as of March 31, 2016.  This investment was on non-accrual status as of June 30, 2017.  Refer to Note 3 for additional information.

10	This loan was issued at a discount. The entire principal, amounting to $18,462,024, is due at maturity. Interest is paid quarterly.
11	Refer to Note 3 for additional information. This investment was placed on non-accrual on July 1, 2017.
12

$4.1 million of this investment has a maturity date of 10/25/15.  The Zambian government, as the purchaser of fertilizer from the borrower, is responsible for the repayment of this trade finance transaction.  The Company has access to credit insurance should the Zambian government not pay.  In addition, the Company ultimately has recourse to the borrower for repayment. This investment was on non-accrual status as of June 30, 2017. Refer to Note 3 for additional information.

13	Principal and interest paid monthly.
14	Principal and interest paid quarterly.
15	Monthly interest only payment. Principal due at maturity.
16	Quarterly interest only payment. Principal due at maturity.
17	Principal and interest paid at maturity.

18   This investment was repaid in full during July 2017.

19

The quarterly interest payment due under this investment for the first and second quarter of 2017 has not been received. The Company anticipates that the entire interest currently past due will be paid by borrower in the third quarter of 2017.

20	The portion of this investment due on 6/30/17 amounted to $723,840 and was repaid in full during July 2017.
21	While the original maturity dates ranged from 3/10/2017 to 10/9/2017, during July 2017 the maturity dates were extended to 2/21/2018 to 6/1/2018.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2016

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (13)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/31/2019	$10,292,686	N/A	$10,236,013	$10,236,013	4.0%
Indonesia	Other Investments (14)	Primary Nonferrous Metals	Tin Producer	12.00%	0.0%	6/30/2020	3,000,000	N/A	3,000,000	3,000,000	1.2%
Peru	Pure Biofuels del Peru S.A.C. (10)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.50%	0.0%	8/1/2019	15,000,000	30%	15,437,474	15,437,474	6.2%
Total Senior Secured Term Loan (1)									28,673,487	28,673,487	11.4%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	12.43%	0.0%	2/28/2021	2,851,296	100%	2,851,296	2,851,296	1.1%
Cabo Verde	TRG Cape Verde Holdings Limited (14)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	17,000,000	100%	17,000,000	17,000,000	6.8%
Indonesia	PT Titan Mining Indonesia (14)	Street Construction	Infrastructure and Logistics Provider	18.00%	0.0%	11/22/2019	15,000,000	75%	14,927,195	14,927,195	6.0%
Nigeria	Helios Maritime I Ltd. (8)	Water Transportation	Marine Logistics Provider	15.80%	0.8%	9/16/2020	13,434,786	100%	13,360,620	13,360,620	5.3%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	11.50% - 13.50%	0.0%	12/22/2016 - 7/05/2017	3,900,000	100%	3,900,000	3,900,000	1.6%
South Africa	Other Investments (14)	Rental of Railroad Cars	Railway Equipment Provider	12.00%	0.0%	1/31/2020	4,411,650	98%	4,411,650	4,411,650	1.8%
Zambia	Other Investments (14)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	2,000,000	16%	2,000,000	2,000,000	0.8%
Total Senior Secured Term Loan Participations									58,450,761	58,450,761	23.3%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (15)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	7/16/2017	10,000,000	67%	10,000,000	10,000,000	4.0%
Argentina	Other Investments (15), (18)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2017	6,000,000	17%	6,000,000	6,000,000	2.4%
Argentina	Other Investments (16)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	11/29/2017	9,000,000	32%	9,000,000	9,000,000	3.6%
Argentina	Other Investments (16)	Fats and Oils	Oilseed Distributor	8.75%	0.0%	10/15/2016 - 12/15/2016	6,000,000	100%	6,000,000	6,000,000	2.4%
Chile	Other Investments (15)	Farm Products	Chia Seed Exporter	10.90%	0.0%	12/11/2016	2,234,915	100%	2,234,915	2,234,915	0.9%
Ecuador	Other Investments (15)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	6/6/2017 - 7/24/2017	5,037,134	46%	5,037,134	5,037,134	2.0%
Ecuador	Other Investments (15)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2017	1,058,273	100%	1,058,273	1,058,273	0.4%
Ghana	Genser Energy Ghana Ltd. (17)	Electric Services	Power Producer	11.50%	0.0%	3/10/2017 - 10/9/2017	19,500,000	49%	19,500,000	19,500,000	7.8%
Guatemala	Other Investments (11)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	907,565	24%	907,565	907,565	0.4%
Kenya	Other Investments (17)	Miscellaneous Plastics Products	Plastic Products Manufacturer	11.50%	0.0%	10/9/2017	161,018	27%	161,018	161,018	0.1%
Mauritius	Other Investments (17)	Groceries and Related Products	Vanilla Exporter	10.98% - 11.10%	0.0%	7/31/2017 - 11/23/2017	11,195,862	74%	11,195,862	11,195,862	4.5%
Morocco	Other Investments (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/17/2017	7,649,945	83%	7,649,945	7,649,945	3.1%
Namibia	Other Investments (16)	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	10/29/2017	500,000	26%	500,000	500,000	0.2%
Singapore	Other Investments (7) (17)	Agricultural Products	Agricultural Products Exporter	11.50%	0.0%	07/02/17	10,000,000	25%	10,000,000	10,000,000	4.0%
South Africa	Other Investments (17)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	5/21/2017 - 11/20/2017	6,111,941	23%	6,111,941	6,111,941	2.4%
South Africa	Other Investments (17)	Meat, Poultry & Fish	Meat Processor	14.50%	0.0%	5/19/2017	675,717	40%	675,717	675,717	0.3%
South Africa	Other Investments (9)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	799,767	18%	799,767	740,690	0.3%
South Africa	Other Investments (16)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	6/15/2016 - 8/15/2016	2,234,145	22%	2,234,145	2,234,145	0.9%
United Kingdom	Other Investments (17)	Coal and Other Minerals and Ores	Metals Trader	9.43% - 9.83%	0.0%	2/25/2017 - 12/31/17	6,574,351	91%	6,574,351	6,574,351	2.6%
United Kingdom	Other Investments (17)	Machinery, Equipment, and Supplies	Machinery and Equipment Provider	12.00%	0.0%	1/29/2017	11,483	1%	11,483	11,483	0.0%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Zambia	Other Investments (12)	Fertilizer & Agricultural Chemicals	Farm Supplies Distributor	12.08% - 12.50%	0.0%	10/07/15 - 5/3/2016	5,078,526	24%	5,078,526	5,078,526	2.0%
Zambia	Other Investments (15)	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	8/14/2017 - 9/2/2017	6,000,000	86%	6,000,000	6,000,000	2.4%
Total Senior Secured Trade Finance Participations									116,730,642	116,671,565	46.5%

Total Investments									$203,854,890	$203,795,813

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[9]

The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties, but has made some partial payments of principal. The amortized cost includes $152,923 of interest, which was capitalized as of March 31, 2016.  This investment was on non-accrual status as of December 31, 2016.  Refer to Note 3 for additional information.

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

June 30, 2017

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1.5 billion in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,700,000 in gross proceeds, including approximately $13,337,000 raised through the DRP.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of June 30, 2017, the Company’s Subsidiaries are as follows:

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

Through June 30, 2017, the Company has made, through its subsidiaries, loans in several countries located in South America, Asia, Africa, and Europe.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2017.

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

Prepaid expenses

Prepaid expenses represent prepaid insurance which is being amortized over the term of the insurance policy, which is one year. The amortization of prepaid expenses for the three and six months ended June 30, 2017 and 2016 is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At June 30, 2017, two portfolio companies were on non-accrual status with an aggregate fair value of $5,805,255 or 2.5% of the fair value of the Company’s total investments. At December 31, 2016, two portfolio companies were on non-accrual status with an aggregate fair value of $5,819,216 or 2.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the two companies on non-accrual status amounted to approximately $194,300 and $386,600, respectively, for the three and six months ended June 30, 2017.

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
2.

For all investments with a stated maturity of greater than 12 months, the Company has engaged Duff & Phelps, LLC (“Duff & Phelps”) to conduct a review on the reasonableness of the Company’s internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually, and provide an opinion that the Advisor’s estimate of fair value for each investment is reasonable;

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

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or all combinations of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business). The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying obligor
•	Industry factors that are relevant to the investment or the underlying obligor
•	Historical and projected financial performance of the obligor based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type & value) that supports the investment
•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, the Company’s ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized

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

In prior periods, the Company had been recording the fees as a periodic charge to equity as they are incurred.  Starting in June 2016, the Company determined to account for the fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods.  At June 30, 2017, the estimated unpaid distribution fee amounted to $2,140,000.

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

As of June 30, 2017, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2013.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of June 30, 2017, the Company has five classes of units: Class A units, Class C units, Class I units, Class W units and Class Y units, with only Class A units, Class C units and Class I units outstanding. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, the Company records liabilities for distribution fees that the Company (i) currently owes to the Dealer Manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the Dealer Manager in future periods. As of June 30, 2017, under GAAP, the Company recorded a liability in the amount of $2,140,000 for the estimated future amount of Class C distribution fee payable. The Company is not required to determine its net asset value under GAAP and thus, the Company’s determination of net asset value per share for Class C units now varies from GAAP. In the prior periods, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than Class C units with the difference being the result of the future distribution fee deduction for Class C units. The Company has determined that such approach is not the most appropriate for determining net asset value per share for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company will not deduct the liability for estimated future distribution fees in its calculation of net asset value per share for Class C units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of June 30, 2017, each of the Class A, Class C and Class I units have the same net asset value per unit of $8.507. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). The increase in the net asset value per Class C unit from $8.267 as of March 31, 2017 to $8.507 as of June 30, 2017 is solely as a result of the change in the treatment of future distribution fees in the net asset value calculation discussed above and is not reflective of any increase in the value of the Company’s assets. Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.022 from $8.529 as of March 31, 2017 to $8.507 as of June 30, 2017 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses. In addition, the Company failed to realize sufficient investment income during the quarter to cover operating expenses.  As of June 30, 2017, the Company had $67.6 million in uninvested cash, which earned significantly lower returns than what could be realized by making investments in the ordinary course and, accordingly, the Company’s investment income and returns for the quarter were reduced.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at June 30, 2017 and 2016.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2017 and December 31, 2016. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses equaled to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement. The Company will continue to incur certain organization and offering costs associated with the Distribution Reinvestment Plan.

Operating Expense Responsibility Agreement

On August 10, 2017, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through June 30, 2017. Since the inception of the Company through June 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $11,403,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,385,000 of expenses, which have been accrued by the Sponsor as of June 30, 2017. The Sponsor will only be entitled to reimbursement of the cumulative Fund Expenses to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Fund is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Fund for reimbursement to the Sponsor of the cumulative Fund Expenses. The Company has not met the Reimbursement Hurdle for the quarter ended June 30, 2017. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of June 30, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Fund Expenses covered by the Responsibility Agreement to the extent the Fund exceeds the Reimbursement Hurdle during any quarter.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance does not apply to revenue associated with financial instruments, including loans and investments that are accounted for under other U.S. GAAP. As a result, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its consolidated statements of operations, most closely associated with financial instruments, including interest and fees income. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of June 30, 2017, all the Company’s investment are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At June 30, 2017, the Company’s investment portfolio included 38 companies and was comprised of $48,309,633 or 20.7% in senior secured term loans, $78,255,380 or 33.4% in senior secured term loan participations, and $107,503,304 or 45.9% in senior secured trade finance participations. The Company’s largest loan by value was $17,000,000 or 7.3% of total investments. The Company’s 5 largest loans by value comprised 33.2% of the Company’s portfolio at June 30, 2017. Participation in loans amounted to 79.3% of the Company’s total portfolio at June 30, 2017.

Delays in investing the net proceeds from the Offering or future offerings has and may continue to negatively impair the Company’s performance. As of June 30, 2017, the Company had $67.6 million in uninvested cash, which earned significantly lower returns than what could be realized by making investments in the ordinary course and, accordingly, the Company’s investment income and returns for the quarter were reduced.

Note 3. Investments

As of June 30, 2017, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$48,309,633	$48,309,633	20.7%
Senior secured term loan participations	78,255,380	78,255,380	33.4%
Senior secured trade finance participations	107,562,381	107,503,304	45.9%
Total investments	$234,127,394	$234,068,317	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to 300 days of accrued interest receivable as of June 30, 2017.  In addition, certain of the Company’s investments in term loans accrue deferred interest which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of June 30, 2017 and December 31, 2016 amounted to $2,643,795 and $1,403,416, respectively. The Company’s interest receivable balances at June 30, 2017 and December 31, 2016 are recorded at the amounts that the Company expects to collect.

Trade Finance

Trade finance encompasses a variety of lending structures that support the export, import or sale of goods between producers and buyers in various countries and across various jurisdictions. The strategy is most prevalent in the financing of commodities. The Company’s trade finance positions typically fall into two broad categories: pre-export financing and receivable/inventory financing. Pre-export financing represent advances to borrowers based on proven orders from buyers. For trade finance, the structure and terms vary according to the nature of the transaction being financed. The structure can take the form of a revolver (up to one year) with draw requests with maturity up to one year based on collateral and performance requirements. The structure can also be specific to the individual transaction being financed, which typically have shorter durations of 60 – 180 days. In terms of underwriting, particular consideration is given to the following:

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

Prodesa

As of June 30, 2017, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,390,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of June 30, 2017 at $5,140,000 based on the income valuation approach as further described in Note 4.

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

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and started accruing interest on the unpaid principal effective November 10, 2016. As of June 30, 2017, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (the “Distributor”) located in South Africa, with a total balance outstanding of $785,806 of as June 30, 2017. The Distributor’s trade finance participation has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made in January 2017. Through the latter part of 2015, the depreciation in the South African Rand has proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of June 30, 2017, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisors now owns 50% of the Distributor.  Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $34,800 and $69,300, respectively, for the three and six months ended June 30, 2017. Based on the information available to the Company and according to its valuation policies, the Company had estimated the fair value of its investment in the Distributor to be $726,729 as of June 30, 2017.

 Farm Supplies Distributor

The Company has several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of June 30, 2017. The participations have maturity dates ranging from October 25, 2015 to May 3, 2016.  The facility serves to finance the shipment of fertilizer to the Zambian government and is secured by receivables.  The delay in repayment is due to slow payment of the receivables by the Zambian Government caused by a national budget deficit.  The Company placed this participation on non-accrual status effective July 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $159,500  and $317,300, respectively, for the three and six months ended June 30, 2017.  In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer has 180 days from time of filing (June 1, 2017) to conclude its initial review, acceptance of the claim and waiting period. Following expiration of the waiting period, a formal demand letter was sent to the Zambian government.  As the Zambian government has not remitted payment as of this filing, the Company would expect that the insurer should process the payment by the end of the year. The Company has determined that there is sufficient collateral, including a credit insurance policy, should the Zambian government or subsequently Neria not pay, to cover the entire principal and interest balance due from Neria and has determined, in accordance with its valuation policy that the fair value should remain at $5,078,526 as of June 30, 2017.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (the “Exporter”) located in Guatemala, with a principal balance outstanding of $907,565 and accrued interest of $36,605 as of June 30, 2017. The participation has a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  However, the Exporter has been able to secure new customers to replace the lost order(s), which should enable the Exporter to make payments to the Company.  However, the Exporter had a shipment rejected and returned, which now is in the repurposing process and as a result, the Exporter has been unable to make payments since February 2017. The Exporter has made three principal payments totaling $92,435 during October and November 2016 and one interest payment of $90,402 in February 2017.  The Company has determined that there is sufficient collateral to support the repayment of this participation and has determined, in accordance with its valuation policy, that the fair value of this investment should remain at $907,565 as of June 30, 2017. The Company has, however, placed this position on non-accrual as of July 1, 2017.

As of December 31, 2016, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loan	$28,673,487	$28,673,487	14.1%
Senior secured term loan participations	58,450,761	58,450,761	28.7%
Senior secured trade finance participations	116,730,642	116,671,565	57.2%
Total investments	$203,854,890	$203,795,813	100.0%

The industry composition of the Company’s portfolio, at fair market value as of June 30, 2017 and December 31, 2016, was as follows:

	As of June 30, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$20,351,296	8.6%	$22,851,296	11.2%
Bulk Fuel Stations and Terminals	15,977,207	6.8%	15,437,474	7.6%
Chemicals and Allied Products	15,000,000	6.4%	—	—
Coal and Other Minerals and Ores	5,089,930	2.2%	6,574,351	3.2%
Commercial Fishing	5,090,929	2.2%	1,058,273	0.5%
Communications Equipment	340,991	0.1%	6,111,941	3.0%
Consumer Products	11,140,000	4.8%	9,900,000	4.9%
Electric Services	11,964,946	5.1%	19,500,000	9.6%
Farm Products	2,623,653	1.1%	3,142,480	1.5%
Fats and Oils	12,000,000	5.1%	6,000,000	2.9%
Fertilizer & Agricultural Chemicals	5,078,526	2.2%	5,078,526	2.5%
Fresh or Frozen Packaged Fish	6,912,400	3.0%	5,037,134	2.5%
Food Products	1,397,094	0.6%	740,690	0.4%
Groceries and Related Products	4,576,824	2.0%	11,195,862	5.5%
Hotels and Motels	17,000,000	7.3%	17,000,000	8.3%
Land Subdividers and Developers	14,866,072	6.4%	—	—
Lumber and Other Construction Materials	4,469,131	1.9%	11,483	0.0%
Meat, Poultry & Fish	9,214,091	3.9%	9,675,717	4.7%
Metals & Mining	6,566,481	2.8%	2,234,145	1.1%
Miscellaneous Plastics Products	161,018	0.1%	161,018	0.1%
Packaged Foods & Meats	500,000	0.2%	500,000	0.2%
Primary Nonferrous Metals	2,372,296	1.0%	3,000,000	1.5%
Primary Metal Industries	6,000,000	2.6%	6,000,000	2.9%
Programming and Data Processing	14,960,130	6.4%	10,236,013	5.0%
Rental of Railroad Cars	4,136,861	1.8%	4,411,650	2.2%
Secondary Nonferrous Metals	7,349,626	3.1%	7,649,945	3.8%
Soap, Detergents, and Cleaning	1,662,935	0.7%	2,000,000	1.0%
Street Construction	13,576,177	5.8%	14,927,195	7.3%
Water Transportation	13,689,703	5.8%	13,360,620	6.6%
Total	$234,068,317	100.0%	$203,795,813	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$39,500,000	16.9%	$31,000,000	15.2%
Brazil	17,811,426	7.6%	13,087,309	6.4%
Cabo Verde	17,000,000	7.3%	17,000,000	8.3%
Cayman Islands	297,433	0.1%
Chile	1,418,655	0.6%	2,234,915	1.1%
Ecuador	12,003,329	5.1%	6,095,407	3.0%
Ghana	11,964,946	5.1%	19,500,000	9.6%
Guatemala	907,565	0.4%	907,565	0.4%
Indonesia	21,280,809	9.1%	17,927,195	8.8%
Italy	4,469,131	1.9%	—	—
Kenya	161,018	0.1%	161,018	0.1%
Malaysia	15,000,000	6.4%	—	—
Mauritius	9,576,824	4.1%	11,195,862	5.5%
Morocco	7,349,626	3.1%	7,649,945	3.8%
Namibia	15,366,072	6.6%	500,000	0.2%
Nigeria	13,689,703	5.9%	13,360,620	6.6%
Peru	21,117,207	9.0%	19,337,474	9.5%
Singapore	—	—	10,000,000	4.9%
South Africa	6,652,817	2.8%	14,174,143	7.0%
United Kingdom	5,089,930	2.2%	6,585,834	3.2%
Zambia	12,741,461	5.4%	13,078,526	6.4%
Uruguay	670,365	0.3%	—	—
Total	$234,068,317	100.0%	$203,795,813	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of June 30, 2017:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$48,309,633	$—	$—	$48,309,633
Senior secured term loan participations	78,255,380	—	—	78,255,380
Senior secured trade finance participations	107,503,304	—	—	107,503,304
Total	$234,068,317	$—	$—	$234,068,317

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2016:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$28,673,487	$—	$—	$28,673,487
Senior secured term loan participations	$58,450,761			58,450,761
Senior secured trade finance participations	116,671,565	—	—	116,671,565
Total	$203,795,813	$—	$—	$203,795,813

The following is a reconciliation of activity for the six months ended June 30, 2017, of investments classified as Level 3:

	Fair Value at December 31, 2016	Purchases	Maturities or Prepayments	Accretion of discounts	Net change in unrealized appreciation (depreciation)	Fair Value at June 30, 2017
Senior secured term loans	$28,673,487	$21,754,720	$(2,675,112)	$556,538	$—	$48,309,633
Senior secured term loan participations	58,450,761	22,242,336	(2,476,269)	38,552	—	78,255,380
Senior secured trade finance participations	116,671,565	93,765,666	(102,933,926)	—	—	107,503,305
Total	$203,795,813	$137,762,722	$(108,085,307)	$595,090	$—	$234,068,318

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2017:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$106,776,576	Cost Approach	Recent transactions	N/A
Senior secured trade finance participations (2)	$726,729	Income approach (DCF)	Market yield	15.75%
Senior secured term loans	$48,309,633	Income approach (DCF)	Market yield	11.50% - 13.50% (12.50%)
Senior secured term loan participations	$78,255,380	Income approach (DCF)	Market yield	11.50% - 15.70% (13.99%)
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

As of December 31, 2016, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2016:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$115,930,875	Cost Approach	Recent transactions	N/A
Senior secured trade finance participations (2)	$740,690	Income approach (DCF)	Yield	15.75%
Senior secured term loans	$28,673,487	Income approach (DCF)	Yield	11.50% - 13.50% (12.50%)
Senior secured term loan participations	$58,450,761	Income approach (DCF)	Yield	11.50% - 15.70% (13.99%)
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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and six months ended June 30, 2017 and 2016.

Transactions

As discussed in Note 2, for the three months ended June 30, 2017 and 2016, the Sponsor assumed responsibility for $1,633,933 and $1,203,324, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.  For the six months ended June 30, 2017 and 2016, the Sponsor assumed responsibility for $2,958,762 and $3,117,668, respectively, of the Company’s operating expenses, management fees and incentive fees.

For the three months ended June 30, 2017 and 2016, the Advisor earned $1,542,544, and $973,916, respectively, in management fees and $868,510 and $745,727, respectively, in incentive fees. For the six months ended June 30, 2017 and 2016, the Advisor earned $3,063,518 and $1,790,242, respectively, in management fees and $1,828,858 and $1,396,075, respectively, in incentive fees.

Since the inception of the Company through June 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $11,403,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,385,000 of expenses, which have been accrued by the Sponsor as of June 30, 2017. Such expenses, in the aggregate of $15,788,100 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2.

As of June 30, 2017 and December 31, 2016, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $3,869,516 and $3,175,656, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

As of June 30, 2017 and December 31, 2016, due to affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $0 and $68,312, respectively, was due to the Sponsor for reimbursements of offering costs.

For the three months ended June 30, 2017 and 2016, the Company paid $10,413 and $490,920, respectively, in dealer manager fees and $38,668 and $1,728,026, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. For the six months ended June 30, 2017 and 2016, the Company paid $636,088 and $968,619, respectively, in dealer manager fees and $2,465,110 and $3,361,414, respectively, in selling commissions. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations.

Note 6. Organization and Offering Costs

As of June 30, 2017, the Sponsor has paid approximately $16,776,500 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $2,458,421 and $1,942,000 of offering costs, which were incurred by the Sponsor during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, the Company paid $2,468,849 and $3,381,050, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to June 30, 2017, the Company has reimbursed the Sponsor a total of approximately $17,012,500 of offering costs and there is no remaining balance of offering and organization costs due to the Sponsor.

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

For the three and six months ended June 30, 2017, the Company recognized $21,349 and $41,091, respectively, in interest expense.

Note 8. Unit Capital

As of June 30, 2017, the Company has five classes of units: Class A units, Class C units, Class I, Class W and Class Y units. The unit classes have different upfront sales commissions and dealer manager fees and there are ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units. As of June 30, 2017, the Company recorded a liability in the amount of $2,140,000 for the estimated future amount of Class C distribution fee payable. The estimated liability is calculated based on a net asset value per Class C unit of $9.025 with distribution fees of 0.8% per annum applied to the net asset value, during the expected period that Class C unit remains outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding.    The following table is a summary of unit activity during the six months ended June 30, 2017:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	June 30,
	2016	the Period	the Period	2017
Class A units	15,391,991	2,898,472	(118,506)	18,171,957
Class C units	6,803,985	1,458,824	(13,072)	8,249,737
Class I units	7,411,405	2,875,465	(371,980)	9,914,890
Total	29,607,381	7,232,761	(503,558)	36,336,584

          The total of 7,232,761 units issued during the six months ended June 30, 2017 included 656,436 units issued under the DRP at a value of $5,382,406. As of June 30, 2017, no Class W or Class Y units have been issued.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the greater of the unit’s net asset value or $9.025. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of the Company’s unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units that can be repurchased with the proceeds the Company receives from the sale of units under the Company’s DRP. At the sole discretion of the Company’s board of managers, the Company may also use cash on hand, cash available from borrowings and cash from the repayment or liquidation of investments as of the end of the applicable quarter to repurchase units.

During the six months ended June 30, 2017, the Company received 46 repurchase requests for a total of 503,558 units at a repurchase price of $9.025 per unit. As of June 30, 2017, 27 of these repurchase requests were pending processing and were completed by the Company between July 7 to July 12, 2017.

Note 9. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the six months ended June 30, 2017:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2017	January 19, 2017	$0.00197808	$1,002,022	$837,472	$1,839,494
February 28, 2017	February 23, 2017	$0.00197808	944,453	782,125	1,726,578
March 31, 2017	March 3, 2017	$0.00197808	1,114,222	885,439	1,999,661
April 30, 2017	April 18, 2017	$0.00197808	1,148,147	929,660	2,077,807
May 31, 2017	May 10, 2017	$0.00197808	1,220,942	987,576	2,208,518
June 30, 2017	June 12, 2017	$0.00197808	1,194,793	960,134	2,154,927
Total for 2017			$6,624,579	$5,382,406	$12,006,985

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and 2016. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	Six Months Ended
	June 30,	June 30,
	2017	2016
Per unit data (1):
Net proceeds before offering costs	$9.025	$9.025
Offering costs	(0.468)	(0.493)
Net Proceeds after offering costs	8.557	8.532
Net investment income	0.302	0.361
Net change in unrealized depreciation on investments	-	(0.003)
Distributions	(0.356)	(0.358)
Net change in accrued distribution fees	(0.059)	(0.059)
Net increase/(decrease) in net assets	(0.113)	(0.059)
Net asset value at end of period (2) (3)	8.444	8.473
Total return based on net asset value (4)(5)	3.53%	4.19%
Net assets at end of period	$306,966,292	$192,478,148
Units Outstanding at end of period	36,336,584	22,716,074
Ratio/Supplemental data (annualized) (5)(6):
Ratio of net investment income to average net assets	7.18%	8.40%
Ratio of net operating expenses to average net assets	2.40%	1.39%
1	The per unit data was derived by using the weighted average units outstanding during the six months ended June 30, 2017 and 2016 which were 33,767,809 and 19,314,130.
2

For financial statement reporting purposes under GAAP, as of June 30, 2017, the Company recorded a liability in the amount of $2,140,000 for the estimated future amount of Class C Distribution Fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C Distribution Fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. As of June 30, 2017, based on the new approach to the treatment of future Class C Distribution Fees, the Company has calculated the net asset value to be $8.507 for all units.  If the Company would have used the same approach for presentation in determining the net asset value as of June 30, 2016, the net asset value would have been $8.532.

3	The reduction in net asset value is due to the Sponsor absorbing less of the Company’s operating expenses.
4

Net asset value would have been lower if the Sponsor had not made capital contributions as of March 31, 2014 and December 31, 2013 of $31,750 and $51,034, respectively or had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began operations.

5

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the six months ended June 30, 2017 and 2016, prior to the effect of the Responsibility Agreement were as follows; total return: 2.51% and 2.31%, ratio of net investment income; 5.10% and 4.60%, and ratio of operating expenses to average net assets: 4.48% and 5.16%.

6	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2017, except as discussed below.

Distributions

On July 11, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C, Class I and Class Y units for the period from July 1 through July 31, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On August 1, 2017, $1,191,726 of these distributions were paid in cash and on July 31, 2017, $986,918 were reinvested in units for those unitholders participating in the DRP.

On August 10, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C, Class I and Class Y units for the period from August 1 through August 31, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about September 1, 2017.

 Investments

Subsequent to June 30, 2017 through August 9, 2017, the Company funded approximately $73.2 million in new investments and received proceeds from repayment of investments of approximately $21.9 million.

Operating Expense Responsibility Agreement

On August 10, 2017, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through June 30, 2017, including management and incentive fees earned by the Advisor during the quarter ended June 30, 2017. For additional information refer to Notes 2 and 5.

Symbiotics Facility

On July 3, 2017, TGIFC entered into a $10.5 million Facility Agreement (the “Facility Agreement”) with Micro, Small & Medium Enterprises Bonds S.A. (“MSMEB”) as Lender and Symbiotics SA as Servicer.  TGIFC may request an additional $39.5 million under the Facility Agreement, subject to the conditions precedent set forth in the Facility Agreement, including availability of funding.

The Facility Agreement has an interest rate of 4.65% per annum plus the three month London Interbank Offered Rate (“LIBOR”) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

The entire principal balance under the Facility Agreement (and any unpaid interest) is due in one balloon payment on July 7, 2020, which is the third anniversary of the issuance date (the “Maturity Date”). The principal balance under the Facility Agreement may be voluntarily prepaid, in whole or in part, prior to the Maturity Date, subject to a prepayment premium of 1.00% of the prepayment amount if the voluntary prepayment is made prior to July 3, 2019.

TGIFC’s obligations under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 (the “Equitable Mortgage”) granting the holders of the Facility Agreement a mortgage over a pro rata amount of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the Equitable Mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of TGIFC to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.

Christian Super Promissory Note

On August 7, 2017, TGIFC, a wholly owned subsidiary of the Company, issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering (the “Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”). The Note was issued pursuant to an ongoing private offering targeting $25 million in the aggregate amount and will be comprised of up to five different series with five different issuance dates, but likely the same maturity date (collectively “the Notes”).  The Note issued on August 7, 2017 comprised the first series of the Notes. Borrowings from the Notes offering will be used to pursue the Company’s investment strategy and for general corporate purposes.

The Notes have an interest rate of 4.0% per annum plus the one year LIBOR and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

The entire principal balance under the Note (and any unpaid interest) is due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date (the “Maturity Date”). The principal balance of the Note may be prepaid prior to the Maturity Date without premium or penalty.

In October, 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments.  TGIFC’s obligations under the Notes is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”) granting the holder of the Notes a mortgage over 5 shares out of a total of 17.36 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of TGIFC to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Notes.  The Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to the DRP. SC Distributors, LLC was the dealer manager for the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. Our primary offering terminated on March 31, 2017.  We continue to offer and sell units pursuant to our DRP. Through the termination of the primary offering, we raised approximately $361,700,000 in gross proceeds, including approximately $13,337,000 raised through the DRP.

As of June 30, 2017, we had issued 38,014,661 of our units, including 1,856,600 units issued under our DRP, for gross proceeds of approximately $364,603,000 including approximately $16,215,000 reinvested under our DRP (before dealer manager fees of approximately $4,773,000 and selling commissions of $16,807,000, for net proceeds of $343,023,000).

We are offering a maximum of $75,000,000 in Class A, Class C and Class I units of our limited liability company interest to our existing unitholders pursuant to the DRP. Units issued pursuant to the DRP are being offered at the greater of $9.025 per unit or the most recently determined net asset value per unit of each class of units, which as of June 30, 2017 was $8.528 for Class A and I units, and $8.268 for Class C units. Accordingly, units are currently offered pursuant to the DRP at $9.025 per Class A, Class C and Class I units.

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through TriLinc Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of June 30, 2017, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception through June 30, 2017, our Sponsor has assumed substantially all our operating expenses under the terms of the Responsibility Agreement. As of June 30, 2017, the Sponsor has agreed to pay a cumulative total of approximately $15.8 million of operating expenses.

Portfolio and Investment Activity

During the six months ended June 30, 2017, we invested approximately $137,913,000 across 18 separate portfolio companies, including six new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of approximately $108,085,000.

At June 30, 2017 and December 31, 2016, the Company’s investment portfolio included 38 and 32 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of June 30, 2017		As of December 31, 2016
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$48,309,633	20.6%	$28,673,487	14.1%
Senior secured term loan participations	78,255,380	33.5%	58,450,761	28.7%
Senior secured trade finance participations	107,503,304	45.9%	116,671,565	57.2%
Total investments	$234,068,317	100.0%	$203,795,813	100.0%

 As of June 30, 2017, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 10.6%, 14.7%, and 12.3%, respectively, for a weighted average yield on investments of approximately 12.1% on our total portfolio.

As of December 31, 2016, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 11.1%, 14.9%, and 12.3%, respectively, for a weighted average yield on investments of approximately 12.3% on our total portfolio.

Concentration Limits

As previously disclosed, the Company is subject to the following concentration limits upon termination of the Offering once the proceeds are fully invested:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

As of the end of the quarter ended June 30, 2017, the proceeds of the Offering were not fully invested. As of July 14, 2017, the proceeds were fully invested and the Company was in compliance with all of the above concentration limits.

Prodesa

As of June 30, 2017, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,390,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of June 30, 2017 at $5,140,000 based on the income valuation approach as further described in Note 4 to the financial statements.

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

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and started accruing interest on the unpaid principal effective November 10, 2016. As of June 30, 2017, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (the “Distributor”) located in South Africa, with a total balance outstanding of $785,806 of as June 30, 2017. The Distributor’s trade finance participation has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made in January 2017. Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of June 30, 2017, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisors now owns 50% of the Distributor. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $34,800 and $69,300, respectively, for the three and six months ended June 30, 2017. Based on the information available to the Company and according to its valuation policies, the Company had estimated the fair value of its investment in the Distributor to be $726,729 as of June 30, 2017.

Farm Supplies Distributor

The Company has several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of June 30, 2017. The participations have maturity dates ranging from October 25, 2015 to May 3, 2016.  The facility serves to finance the shipment of fertilizer to the Zambian government and is secured by receivables.  The delay in repayment is due to slow payment of the receivables by the Zambian Government caused by a national budget deficit.  The Company placed this participation on non-accrual status effective July 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $159,500 and $317,300 for the three months ended June 30, 2017.  In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer has 180 days from time of filing (June 1, 2017) to conclude its initial review, acceptance of the claim and waiting period.  Following expiration of the waiting period a formal demand letter was sent to the Zambian government.  As the Zambian government has not remitted payment as of this filing, the Company would expect that the insurer should process the payment by the end of the year. The Company has determined that there is sufficient collateral, including a credit insurance policy, should the Zambian government or subsequently Neria not pay, to cover the entire principal and interest balance due from Neria and has determined, in accordance with its valuation policy that the fair value should remain at $5,078,526 as of June 30, 2017.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (the “Exporter”) located in Guatemala, with a principal balance outstanding of $907,565 and accrued interest of $36,605 as of June 30, 2017. The participation has a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  However, the Exporter has been able to secure new customers to replace the lost order(s), which should enable the Exporter to make payments to the Company.  However, the Exporter had a shipment rejected and returned, which now is in the repurposing process and as a result, the Exporter has been unable to make payments since February 2017. The Exporter has made three principal payments totaling $92,435 during October and November 2016 and one interest payment of $90,402 in February 2017.  The Company has determined that there is sufficient collateral to support the repayment of this participation and has determined, in accordance with its valuation policy, that the fair value of this investment should remain at $907,565 as of June 30, 2017. The Company has, however, placed this position on non-accrual as of July 1, 2017.

Results of Operations

Consolidated operating results for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$6,789,264	$4,716,749	$13,379,427	$7,966,334
Interest from cash	161,897	63,980	249,819	156,249
Total investment income	6,951,161	4,780,729	13,629,246	8,122,583
Management fees	1,542,544	973,916	3,063,518	1,790,242
Incentive fees	868,510	745,727	1,828,858	1,396,075
Professional fees	304,022	252,664	669,201	541,695
General and administrative expenses	407,026	236,239	707,323	438,115
Board of managers fees	54,375	46,875	108,750	93,750
Total expenses	3,176,477	2,255,421	6,377,650	4,259,877
Expense support payment from Sponsor	(1,633,933)	(1,203,324)	(2,958,762)	(3,117,668)
Net expenses	1,542,544	1,052,097	3,418,888	1,142,209
Net investment income	$5,408,617	$3,728,632	$10,210,358	$6,980,374

Revenues

Three months ended June 30, 2017 and 2016

For the three months ended June 30, 2017 and 2016, total investment income amounted to $6,951,160 and $4,780,729, respectively.  Interest income increased by $2,072,514 during the three months ended June 30, 2017 from the same period in 2016 as a result of an increase in our weighted average investment portfolio of approximately $83,964,000 offset by a decrease in the weighted average yield of approximately 1.0% from a weighted average yield of 13.3% for the three months ended June 30, 2016 to approximately 12.3% for the three months ended June 30, 2017. The increase in yield was primarily due to the larger portion of term loans in the investment portfolio.

During the three months ended June 30, 2017, $5,451,749 or 80.3% of the interest income earned came from loan participations and $1,337,514 or 19.7% came from direct loans. In addition, we earned $161,897 in interest income on our cash balances.

During the three months ended June 30, 2016, $3,743,432 or 79.4% of the interest income earned came from loan participations and $973,317 or 20.6% came from direct loans. In addition, we earned $63,980 in interest income on our cash balances.

Delays in investing the net proceeds from the Offering negatively impair the Company’s performance. The $67.6 million in uninvested cash earned significantly lower returns than what could be realized by making investments in the ordinary course and, accordingly, the Company’s investment income and returns for the quarter were reduced.

The Company’s net asset value as of June 30, 2017 was reduced by approximately $0.022 per unit as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses. As of June 30, 2017, the Company had processed subscriptions and issued approximately 38.0 million total units in the Offering (including units pursuant to the DRP) for total gross offering proceeds of approximately $364.7 million.

Six months ended June 30, 2017 and 2016

For the six months ended June 30, 2017 and 2016, total investment income amounted to $13,629,245 and $8,122,583, respectively.  Interest income increased by $5,413,092 during the six months ended June 30, 2017 from the same period in 2016 as a result of an increase in our weighted average investment portfolio of approximately $98,718,000 offset by a decrease in the weighted average yield of approximately 0.7% from a weighted average yield of 12.9% for the six months ended June 30, 2016 to approximately 12.2% for the six months ended June 30, 2017.

During the six months ended June 30, 2017, $11,150,793 or 83.3% of the interest income earned came from loan and trade finance participations and $2,228,634 or 16.7% came from direct loans. In addition, we earned $249,819 in interest income on our cash balances.

During the six months ended June 30, 2016, $6,689,825 or 84.0% of the interest income earned came from loan and trade finance participations and $1,276,508 or 16.0% came from direct loans. In addition, we earned $156,249 in interest income on our cash balances.

     Expenses

Three months ended June 30, 2017 and 2016

Total operating expenses, excluding the management and incentive fees, incurred for the three months ended June 30, 2017 increased by $229,645 to $765,423 from $535,778 for the three months ended June 30, 2016.  The increase was primarily due to the following: 1) an increase in general and administrative expenses of $179,787, which was attributable to increases in a number of expenses, the largest being a $94,502 increase in fees paid to our transfer agent, $31,884 increase in expenses reimbursements to our sub-advisors, $21,349 increase in interest expense and $19,181 increase in fund accounting; and 2) an increase in professional fees of $51,358. Our Sponsor assumed responsibility for our operating expenses in the amount of $765,423 and $457,597 under the Responsibility Agreement for expenses paid or incurred by the Company for the three months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017 and 2016, the management fees amounted to $1,542,544 and $973,916, respectively. The incentive fees for the three months ended June 30, 2017 and 2016 amounted to $868,510 and $745,727, respectively.  For the three months ended June 30, 2017 and 2016, none of the management fee was assumed by our Sponsor under the Responsibility Agreement. For the three months ended June 30, 2017 and 2016, the entire amounts of the incentive fees for both periods were assumed by the Sponsor under the Responsibility Agreement.

Six months ended June 30, 2017 and 2016

Total operating expenses, excluding the management and incentive fees, incurred for the six months ended June 30, 2017 increased by $411,714 to $1,485,274 from $1,073,560 for the six months ended June 30, 2016.  The increase was primarily due to the following: 1) an increase in general and administrative expenses of $269,208, which was attributable to increases in a number of expenses, the largest being a $134,369 increase in fees paid to our transfer agent, $41,091 increase in interest expense, $37,017 increase in fund accounting and $31,884 increase in expenses reimbursements to our sub-advisors; and 2) an increase in professional fees of $127,506. Our Sponsor assumed responsibility for our operating expenses in the amount of $1,129,104 and $995,379 under the Responsibility Agreement for expenses paid or incurred by the Company for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016, the management fees amounted to $3,063,518 and $1,790,242, respectively. The incentive fees for the six months ended June 30, 2017 and 2016 amounted to $1,828,858 and $1,396,075 respectively.  A portion of the management fees, amounting to $726,214 was assumed by our Sponsor under the Responsibility Agreement for the six months ended June 30, 2016, while none of the management fee was assumed for the six months ended June 30, 2017.  In addition, for the six months ended June 30, 2017 and 2016, the entire amounts of the incentive fees for both periods were assumed by the Sponsor under the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three and six months ended June 30, 2017 and 2016. We had no unrealized gains or losses for the three and six months ended June 30, 2017. We recorded a $59,077 unrealized loss for the six months ended June 30, 2016.

Changes in Net Assets from Operations. For the three months ended June 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $5,408,617 and $3,728,632, respectively.

For the six months ended June 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $10,210,358 and $6,921,297, respectively.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2017, we had approximately $67.6 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement in the amount of approximately $15.8 million. The Company may only reimburse the Sponsor for expenses covered under the Responsibility Agreement to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Fund is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Fund for reimbursement to the Sponsor of the cumulative Fund Expenses.  The Company has not met the Reimbursement Hurdle for the quarter ended June 30, 2017. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the Offering, which terminated on March 31, 2017, the Sponsor can demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.  Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

We may borrow funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. On February 17, 2017, TGIFC issued an additional $225,000 in the second series of notes under the private offering. As of June 30, 2017, we had raised $1.86 million in the note offering and such debt was outstanding. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A.  as Lender and Symbiotics SA as Servicer. For more information on this facility, please see “— Subsequent Events — Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super.  For more information on this note, please see “— Subsequent Events — Christian Super Promissory Note.”

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of June 30, 2017, there was no amount that would be due to be reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through June 30, 2017 and will pay additional accrued operating expenses of the Company, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $15.8 million through June 30, 2017.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units are and will continue to be lower than the cash distributions with respect to Class A and Class I units because of the distribution fee relating to Class C units, which is an expense specific to Class C unitholders. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended June 30, 2017, we paid a total of $12,006,985 in distributions, comprised of $6,624,579 paid in cash and $5,382,406 reinvested under our DRP.

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
March 31, 2017	$0.17377	$3,060,697	$2,505,036	$5,565,733	$3,060,697	$—
June 30, 2017	$0.17570	3,563,882	2,877,370	6,441,252	3,563,882	—
Total for 2017		$6,624,579	$5,382,406	$12,006,985	$6,624,579	$—

March 31, 2016	$0.17570	$1,857,749	$1,331,325	$3,189,074	$1,857,749	$—
June 30, 2016	$0.17570	2,102,173	1,622,213	3,724,386	2,102,173	—
September 30, 2016	$0.17764	2,515,274	1,983,370	4,498,644	2,515,274	—
December 31, 2016	$0.17764	2,782,973	2,275,594	5,058,567	2,782,973	—
Total for 2016		$9,258,169	$7,212,502	$16,470,671	$9,258,169	$—

Related Party Transactions

For the six months ended June 30, 2017 and 2016, the Sponsor assumed responsibility for $2,958,762 and $3,117,668 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the six months ended June 30, 2017 and 2016, the Advisor earned $3,063,518 and $1,790,242, respectively, in management fees and $1,828,858 and $1,396,075, respectively, in incentive fees.

Since the inception of the Company through June 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $11,403,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,385,000 of expenses, which have been accrued by the Sponsor as of June 30, 2017. Such expenses, in the aggregate of $15,788,100 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle.

As of June 30, 2017 and December 31, 2016, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $3,869,516 and $3,175,656, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

As June 30, 2017 and December 31, 2016, due to affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $0 and $68,312, respectively, was due to the Sponsor for reimbursements of offering costs.

For the six months ended June 30, 2017 and 2016, the Company paid $636,088 and $968,619, respectively, in dealer manager fees and $2,465,110 and $3,361,414, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

 Distributions

On July 11, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C, Class I and Class Y units for the period from July 1 through July 31, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). On August 1, 2017, $1,191,726 of these distributions were paid in cash and on July 31, 2017, $986,918 were reinvested in units for those unitholders participating in the DRP.

On August 10, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C, Class I and Class Y units for the period from August 1 through August 31, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about September 1, 2017.

Investments

Subsequent to June 30, 2017 through August 9, 2017, the Company funded approximately $73.2 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $21.9 million.

Operating Expense Responsibility Agreement

On August 10, 2017, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through June 30, 2017, including management and incentive fees earned by the Advisor during the quarter ended June 30, 2017. For additional information refer to Notes 2 and 5.

Symbiotics Facility

On July 3, 2017, TGIFC entered into a $10.5 million Facility Agreement (the “Facility Agreement”) with Micro, Small & Medium Enterprises Bonds S.A. (“MSMEB”) as Lender and Symbiotics SA as Servicer.  TGIFC may request an additional $39.5 million under the Facility Agreement, subject to the conditions precedent set forth in the Facility Agreement, including availability of funding.

The Facility Agreement has an interest rate of 4.65% per annum plus the three month London Interbank Offered Rate (“LIBOR”) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

The entire principal balance under the Facility Agreement (and any unpaid interest) is due in one balloon payment on July 7, 2020, which is the third anniversary of the issuance date (the “Maturity Date”). The principal balance under the Facility Agreement may be voluntarily prepaid, in whole or in part, prior to the Maturity Date, subject to a prepayment premium of 1.00% of the prepayment amount if the voluntary prepayment is made prior to July 3, 2019.

TGIFC’s obligations under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 (the “Equitable Mortgage”) granting the holders of the Facility Agreement a mortgage over a pro rata amount of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the Equitable Mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of TGIFC to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.

Christian Super Promissory Note

On August 7, 2017, TGIFC, a wholly owned subsidiary of the Company, issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering (the “Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”). The Note was issued pursuant to an ongoing private offering targeting $25 million in the aggregate amount and will be comprised of up to five different series with five different issuance dates, but likely the same maturity date (collectively “the Notes”).  The Note issued on August 7, 2017 comprised the first series of the Notes. Borrowings from the Notes offering will be used to pursue the Company’s investment strategy and for general corporate purposes.

The Notes have an interest rate of 4.0% per annum plus the one year LIBOR and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

The entire principal balance under the Note (and any unpaid interest) is due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date (the “Maturity Date”). The principal balance of the Note may be prepaid prior to the Maturity Date without premium or penalty.

In October, 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments.  TGIFC’s obligations under the Notes is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”) granting the holder of the Notes a mortgage over 5 shares out of a total of 17.36 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of TGIFC to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Notes.  The Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.

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
2.

For all investments with a stated maturity of greater than 12 months, we have engaged Duff & Phelps, LLC (“Duff & Phelps”) to conduct a review on the reasonableness of our internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually, and provide an opinion that the Advisor’s estimate of fair value for each investment is reasonable;

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

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At June 30, 2017, two portfolio companies were on non-accrual status with an aggregate fair value of $5,805,255 or 2.5% of the fair value of the Company’s total investments. . At December 31, 2016, two portfolio companies were on non-accrual status with an aggregate fair value of $5,819,216 or 2.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the two companies on non-accrual status amounted to approximately $194,300 and $386,600, respectively for the three and six months ended June 30, 2017.

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

In prior periods, the Company has been recording the fees as a periodic charge to equity as they are incurred. Starting in the three month period ended June 30, 2016, the Company has determined to account for the fees as a charge to equity at the time each

Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. At June 30, 2017, the estimated unpaid distribution fee amounts to $2,140,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2017 and December 31, 2016. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers.  Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses equaled to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement. Although the primary offering has terminated, the Company will continue to have ongoing organization and offering costs relating to the ongoing distribution fees on Class C shares.

Expense Responsibility Agreement

On August 10, 2017, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through June 30, 2017. Since the inception of the Company through June 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $11,403,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,385,000 of expenses, which have been accrued by the Sponsor as of June 30, 2017. The Sponsor will only be entitled to reimbursement of the cumulative Fund Expenses to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Fund is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Fund for reimbursement to the Sponsor of the cumulative Fund Expenses.  The Company has not met the Reimbursement Hurdle for the quarter ended June 30, 2017. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of June 30, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Fund Expenses covered by the Responsibility Agreement to the extent the Fund exceeds the Reimbursement Hurdle during any quarter.

Income Taxes

We believe we are properly characterized as a partnership for U.S. federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S. Federal income tax at the entity level.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of June 30, 2017, the Company has five classes of units: Class A units, Class C units, Class I units, Class W units and Class Y units, with only Class A units, Class C units and Class I units outstanding. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, the Company records liabilities for distribution fees that the Company (i) currently owes to the Dealer Manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the Dealer Manager in future periods. As of June 30, 2017, under GAAP, the Company recorded a liability in the amount of $2,140,000 for the estimated future amount of Class C distribution fee payable. The Company is not required to determine its net asset value under GAAP and thus, the Company’s determination of net asset value per share for Class C units now varies from GAAP. In the prior periods, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than Class C units with the difference being the result of the future distribution fee deduction for Class C units. The Company has determined that such approach is not the most appropriate for determining net asset value per share for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company will not deduct the liability for estimated future distribution fees in its calculation of net asset value per share for Class C units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of June 30, 2017, each of the Class A, Class C and Class I units have the same net asset value per unit of $8.507. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). The increase in the net asset value per Class C unit from $8.267 as of March 31, 2017 to $8.507 as of June 30, 2017 is solely as a result of the change in the treatment of future distribution fees in the net asset value calculation discussed above and is not reflective of any increase in the value of the Company’s assets. Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.022 from $8.529 as of March 31, 2017 to $8.507 as of June 30, 2017 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses. In addition, the Company failed to realize sufficient investment income during the quarter to cover operating expenses.  As of June 30, 2017, the Company had $67.6 million in uninvested cash, which earned significantly lower returns than what could be realized by making investments in the ordinary course and, accordingly, the Company’s investment income and returns for the quarter were reduced.

In addition, the Company’s net asset value would have decreased for all unit classes in all prior quarters if the Sponsor had not made a capital contribution in the amount of $31,750 as of March 31, 2014 and $51,034 as of December 31, 2013 and had not absorbed and deferred reimbursement for substantially all of the Company’s operating expenses since it began its operations.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance does not apply to revenue associated with financial instruments, including loans and investments that are accounted for under other U.S. GAAP. As a result, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its consolidated statements of operations, most closely associated with financial instruments, including interest and fees income. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018.

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

Other than as set forth below, there have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

We may be unable to invest  the net proceeds of the  Offering or future offerings on acceptable terms in the timeframe that we anticipate.

Delays in investing the net proceeds from the Offering or future offerings may impair our performance. We may be unable to invest the net proceeds of the Primary Offering or future offerings on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. As of June 30, 2017, the Company had $67.6 million in uninvested cash, which earned significantly lower returns than what could be realized by making investments in the ordinary course and, accordingly, the Company’s investment income and returns for the quarter were reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 25, 2013, the Registration Statement on Form S-1, File No. 333-185676 covering the Offering, of up to $1.5 billion in units of our limited liability company interest, was declared effective under the Securities Act of 1933 by the SEC. The Offering commenced on February 25, 2013, and the primary offering terminated on March 31, 2017. We continue to offer and sell units pursuant to our DRP. Through the termination of the primary offering, we raised approximately $361,700,000 in gross proceeds, including approximately $13,337,000 raised through the DRP.

We are offering up to $75 million of units pursuant to our DRP. Units issued under the DRP are offered at the greater of $9.025 or the most recently determined net asset value per unit for each class of units.

As of June 30, 2017, we had issued 38,014,661 of our units, including 1,856,600 units issued under our DRP, for gross proceeds of approximately $364,603,000 including approximately $16,215,000 reinvested under our DRP (before dealer-manager fees of approximately $4,773,000 and selling commissions of $16,807,000, for net proceeds of $343,023,000). From the net offering proceeds, we paid and accrued a total of $17,014,540 towards reimbursement to our Sponsor for our organization and offering costs and we have financed a total of approximately $234 million in senior secured trade finance, senior secured term loan transactions, short term notes and bridge loans.

As of June 30, 2017, no amount remained payable to our Sponsor for costs related to our organization and offering.

Unit Repurchase Program

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we may conduct quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us at a price equal to the greater of the unit’s net asset value or $9.025. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of our unitholders to sell their units. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our DRP. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

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

During the three months ended June 30, 2017, we fulfilled the following request pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
04/01/2017 - 04/30/2017	346,279	$9.025	346,279	346,279
05/01/2017 - 05/31/2017	—	—	—	346,279
06/01/2017 - 06/30/2017	—	—	—	346,279
Total	346,279	$9.025	346,279

During the three months ended June 30, 2017, we repurchased 239,142 units for a total of $3,125,167.  In addition, as of June 30, 2017, there were 27 repurchase requests for a total of 160,723 units that were pending which were processed by the Company between July 7 to July 12, 2017 at a price of $9.025 per unit.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Christian Super Promissory Note

On August 7, 2017, TGIFC, a wholly owned subsidiary of the Company, issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering (the “Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”). The Note was issued under an ongoing private offering targeting $25 million in the aggregate amount and will be comprised of up to five different series with five different issuance dates, but likely the same maturity date (collectively “the Notes”).  The Note issued on August 7, 2017 comprised the first series of the Notes. Borrowings from the Notes offering will be used to pursue the Company’s investment strategy and for general corporate purposes.

The Notes have an interest rate of 4.0% per annum plus the one year London Interbank Offered Rate (“LIBOR”) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

The entire principal balance under the Note (and any unpaid interest) is due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date (the “Maturity Date”). The principal balance of the Note may be prepaid prior to the Maturity Date without premium or penalty.

In October, 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments.  TGIFC’s obligations under the Notes is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”) granting the holder of the Notes a mortgage over 5 shares out of a total of 17.36 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of TGIFC to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Notes.  The Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.

The foregoing description of the Note and the CS Equitable Mortgage does not purport to be complete and is qualified in its entirety by reference to the full text of the Note and the CS Equitable Mortgage attached hereto as Exhibits 10.3 and 10.4, respectively.

Item 6. Exhibits.

Number	Description

3.1

Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Third Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on April 19, 2017.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on March 14, 2017.

4.2	Second Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 D to the Form 8-K filed with the SEC on March 14, 2017.

10.1	Dealer Manager Agreement, dated as of May 19, 2017, by and among TriLinc Global Impact Fund, LLC and SC Distributors, LLC.

10.2*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated August 10, 2017.

10.3*	Series 1 Senior Secured Promissory Note among TriLinc Global Impact Fund Cayman, Ltd. and State Street Australia Ltd ACF Christian Super, dated as of August 7, 2017.

10.4*	Equitable Mortgage Over Shares by and between TriLinc Global Impact Fund Cayman, Ltd. and Series 1 Senior Secured Promissory Noteholders, dated as of August 7, 2017

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 11, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

August 11, 2017	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

August 11, 2017	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer