Form 10-Q
period 2017-09-30
TriLinc Global Impact Fund LLC
filed 2017-11-14
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 10, 2017, the Company had outstanding 18,242,645 Class A units, 8,370,085 Class C units, 10,403,858 Class I units, 0 Class W units and 896,608 Class Y units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $312,423,713 and $203,854,890, respectively)	$312,364,636	$203,795,813
Cash	10,859,240	44,790,312
Interest receivable	9,629,592	6,866,432
Due from affiliates (see Note 5)	4,063,517	3,175,656
Prepaid expenses	108,390	50,122
Total assets	337,025,375	258,678,335

LIABILITIES
Due to unitholders	1,181,228	934,805
Management fee payable	1,658,315	1,166,147
Incentive fee payable	574,501	—
Notes payable	17,360,000	1,635,000
Unit repurchases payable	1,964,876	2,158,255
Due to affiliates (see Note 5)	—	68,312
Accrued distribution and other fees	1,961,000	1,907,000
Other payables	255,431	52,901
Total liabilities	24,955,351	7,922,420
Commitments and Contingencies (see Note 5)
NET ASSETS	$312,070,024	$250,755,915

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$162,281,834	$138,912,711
Net capital paid in on Class C units	74,193,251	59,498,965
Net capital paid in on Class I units	90,161,060	66,887,930
Net capital paid in on Class Y units	2,513,410	—
Offering costs	(17,079,531)	(14,543,691)
Net assets (equivalent to $8.507 and $8.469, respectively per unit based on total units outstanding of 36,914,426 and 29,607,381, respectively)	$312,070,024	$250,755,915
Net assets, Class A (units outstanding of 18,185,979 and 15,391,991, respectively)	$153,867,563	$131,351,882
Net assets, Class C (units outstanding of 8,313,782 and 6,803,985, respectively)	70,346,638	56,156,722
Net assets, Class I (units outstanding of 10,117,022 and 7,411,405, respectively)	85,480,126	63,247,311
Net assets, Class Y (units outstanding of 297,643 and 0, respectively)	2,375,697	—
NET ASSETS	$312,070,024	$250,755,915

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income	$9,659,965	$6,356,418	$23,039,392	$14,322,752
Interest from cash	82,008	58,767	331,827	215,016
Total investment income	9,741,973	6,415,185	23,371,219	14,537,768
EXPENSES
Management fees	1,658,314	1,122,904	4,721,832	2,913,146
Incentive fees	1,447,154	971,204	3,276,012	2,367,279
Professional fees	254,790	150,309	923,991	692,004
General and administrative expenses	323,273	239,075	989,505	677,190
Interest expense	215,449	-	256,540	-
Board of managers fees	54,375	46,875	163,125	140,625
Total expenses	3,953,355	2,530,367	10,331,005	6,790,244
Expense support payment from Sponsor	(872,653)	(622,347)	(3,831,414)	(3,740,015)
Net expenses	3,080,702	1,908,020	6,499,591	3,050,229
NET INVESTMENT INCOME	6,661,271	4,507,165	16,871,628	11,487,539
Net change in unrealized depreciation on investments	—	—	—	(59,077)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,661,271	$4,507,165	$16,871,628	$11,428,462

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.18	$0.20	$0.49	$0.56
EARNINGS PER UNITS - BASIC AND DILUTED	$0.18	$0.20	$0.49	$0.56
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	36,665,626	23,074,683	34,744,363	20,576,797

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
INCREASE FROM OPERATIONS
Net investment income	$16,871,628	$11,487,539
Net change in unrealized depreciation on investments	—	(59,077)
Net increase from operations	16,871,628	11,428,462
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(9,426,222)	(6,224,615)
Distributions to Class C unitholders	(4,235,682)	(1,848,115)
Distributions to Class I unitholders	(4,976,674)	(3,339,374)
Distributions to Class Y unitholders	(28,456)	—
Net decrease from distributions	(18,667,034)	(11,412,104)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	27,716,101	43,872,717
Issuance of Class C units	13,970,490	43,992,197
Issuance of Class I units	28,009,931	11,893,457
Issuance of Class Y units	2,543,399	—
Repurchase of units	(6,540,566)	(8,204,619)
Class C units distribution fee	(54,000)	(1,759,000)
Offering costs	(2,535,840)	(5,322,398)
Net increase from capital transactions	63,109,515	84,472,354
NET INCREASE IN NET ASSETS	61,314,109	84,488,712
Net assets at beginning of period	250,755,915	138,620,607
Net assets at end of period	$312,070,024	$223,109,319

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,871,628	$11,428,462
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(255,465,273)	(185,153,644)
Maturity of investments	148,468,117	117,906,927
Payment-in-kind interest	(667,792)	—
Net change in unrealized depreciation on investments	—	59,077
Accretion of discounts on investments	(903,875)	(204,010)
Increase in interest receivable	(2,763,160)	(1,493,218)
Increase in due from affiliates	(887,861)	(851,829)
Increase in prepaid expenses	(58,268)	(2,916)
Increase in due to unitholders	246,423	285,021
Increase in management and incentive fees payable	1,066,669	1,335,900
Increase in other payable	202,530	24,769
NET CASH USED IN OPERATING ACTIVITIES	(93,890,862)	(56,665,461)
Cash flows from financing activities
Net proceeds from issuance of units	63,918,126	94,821,463
Distributions paid to unitholders	(10,345,239)	(6,475,196)
Payments of offering costs	(2,604,152)	(5,690,400)
Repurchase of units	(6,733,945)	(4,727,281)
Proceeds from issuance of notes payable	15,725,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,959,790	77,928,586
TOTAL INCREASE (DECREASE) IN CASH	(33,931,072)	21,263,125
Cash at beginning of period	44,790,312	33,246,769
Cash at end of period	$10,859,240	$54,509,894
Supplemental information
Cash paid during the period for interest	$57,374	$-
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$8,321,794	$4,936,908
Change in accrual of Class C unit distribution fee	$54,000	$1,759,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2017

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (13)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/31/2019	$14,066,706	N/A	$14,034,469	$14,034,469	4.5%
China	Other Investments (14)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	3.2%
Columbia	Other Investments (13)	Personal Credit Institutions	Consumer Lender	11.50%	0.0%	8/1/2021	1,479,786	N/A	1,479,786	1,479,786	0.5%
Indonesia	Other Investments (14)	Primary Nonferrous Metals	Tin Producer	12.00%	0.0%	6/30/2020	2,372,297	N/A	2,372,297	2,372,297	0.8%
Malaysia	Other Investments (14)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2020	15,000,000	N/A	15,000,000	15,000,000	4.8%
New Zealand	Other Investments (12)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	3,700,000	N/A	3,700,000	3,700,000	1.2%
Peru	Pure Biofuels del Peru S.A.C. (10), (16)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.50%	0.0%	8/1/2019	15,000,000	N/A	16,259,084	16,259,084	5.2%
Total Senior Secured Term Loan (1)									62,845,636	62,845,636	20.2%
Senior Secured Term Loan Participations (1)
Brazil	Usivale Industria E Commercio (6)	Agricultural Products	Sugar Producer	12.43%	0.0%	2/28/2021	2,851,296	100%	2,851,296	2,851,296	0.9%
Cabo Verde	TRG Cape Verde Holdings Limited (14)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	15,667,791	100%	15,667,791	15,667,791	5.0%
Ghana	Other Investments (14)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	100%	15,500,000	15,500,000	5.0%
Indonesia	PT Titan Mining Indonesia (14)	Street Construction	Infrastructure and Logistics Provider	18.00%	0.0%	11/22/2019	12,273,000	100%	12,218,917	12,218,917	3.9%
Indonesia	Other Investments (16)	Metals & Mining	Vessel Operator	11.00%	0.0%	3/5/2018 - 6/8/2020	5,332,336	100%	5,332,336	5,332,336	1.7%
Kenya	Other Investments (14)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.80%	0.0%	3/31/2023	15,000,000	59%	15,000,000	15,000,000	4.8%
Namibia	Trustco Group Limited (7)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,000,000	100%	14,874,108	14,874,108	4.8%
Nigeria	Other Investments (8)	Water Transportation	Marine Logistics Provider	16.42%	0.8%	9/16/2020	13,591,070	100%	13,531,903	13,531,903	4.3%
Peru	Corporacion Prodesa S.R.L. (5)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	5,080,000	100%	5,080,000	5,080,000	1.6%
South Africa	Other Investments (14)	Rental of Railroad Cars	Railway Equipment Provider	12.00%	0.0%	1/31/2020	3,513,291	84%	3,513,291	3,513,291	1.1%
Zambia	Other Investments (14)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,511,446	15%	1,511,446	1,511,446	0.5%
Total Senior Secured Term Loan Participations									105,081,088	105,081,088	33.6%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (15), (18)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	12/31/2017	12,500,000	83%	12,500,000	12,500,000	4.0%
Argentina	Other Investments (15), (19)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	9/30/2018	6,000,000	17%	6,000,000	6,000,000	1.9%
Argentina	Other Investments (16)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	11/29/2017	9,000,000	32%	9,000,000	9,000,000	2.9%
Argentina	Other Investments (16)	Fats and Oils	Oilseed Distributor	8.75% - 9.00%	0.0%	8/31/2017 - 2/22/2018	12,000,000	100%	12,000,000	12,000,000	3.8%
Chile	Other Investments (15)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%
Ecuador	Other Investments (15)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	9/4/2018 - 10/22/2018	2,087,005	62%	2,087,005	2,087,005	0.7%
Ecuador	Other Investments (15)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	8/18/2018	437,814	100%	437,814	437,814	0.1%
Ghana	Genser Energy Ghana Ltd. (17), (21)	Electric Services	Power Producer	11.50%	0.0%	2/21/2018 - 6/1/2018	11,500,000	47%	11,500,000	11,500,000	3.7%
Guatemala	Other Investments (11)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	907,565	24%	907,565	907,565	0.3%
Hong Kong	Other Investments (16)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	10/29/2017 - 12/28/2017	8,322,775	72%	8,322,775	8,322,775	2.7%
Hong Kong	Other Investments (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	9.50%	0.0%	1/4/2018 - 2/19/2018	15,000,000	100%	15,000,000	15,000,000	4.8%
Hong Kong	Other Investments (16)	Coal and Other Minerals and Ores	Resource Trader	10.00%	0.0%	11/16/2017 - 12/6/2017	13,600,000	100%	13,600,000	13,600,000	4.4%
Mauritius	Other Investments (17)	Groceries and Related Products	Vanilla Exporter	11.82%	0.0%	11/23/2017	1,476,825	36%	1,476,825	1,476,825	0.5%
Mauritius	Other Investments (17)	Agricultural Products	Agricultural Products Exporter	7.50%	0.0%	2/28/2018	5,000,000	12%	5,000,000	5,000,000	1.6%
Morocco	Other Investments (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/17/2018	7,349,626	79%	7,349,626	7,349,626	2.4%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Namibia	Other Investments (16)	Packaged Foods & Meats	Consumer Goods Distributor	12.00%	0.0%	10/29/2017	500,000	25%	500,000	500,000	0.2%
South Africa	Other Investments (9)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	13%	785,806	726,729	0.2%
South Africa	Other Investments (16)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	9/28/2017	1,234,145	11%	1,234,145	1,234,145	0.4%
United Arab Emirates	Other Investments (15)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	1/30/2018	1,080,000	60%	1,080,000	1,080,000	0.3%
United Kingdom	Other Investments (17)	Coal and Other Minerals and Ores	Metals Trader	9.50% - 10.14%	0.0%	12/31/2017 - 5/8/2018	2,333,254	56%	2,333,254	2,333,254	0.7%
Uganda	Other Investments (17)	Farm Products	Grain Processor	11.30%	0.0%	12/31/17 - 2/28/2018	545,942	50%	545,942	545,942	0.2%
Uruguay	Other Investments (15)	Food Products	Citrus Producer	9.00%	0.0%	2/3/2018 - 7/26/2018	509,545	100%	509,545	509,545	0.2%
Zambia	Other Investments (15)	Primary Metal Industries	Integrated Steel Producer	13.00%	0.0%	8/14/2017 - 9/2/2017	6,000,000	86%	6,000,000	6,000,000	1.9%
Total Senior Secured Trade Finance Participations									119,496,989	119,437,912	38.3%
Short Term Notes (1)
Cayman Islands	Other Investments (20)	Financial Services	Investment Fund	7.50%	0.0%	2/28/2018	10,000,000	N/A	10,000,000	10,000,000	3.2%
United Kingdom	Other Investments (17)	Petroleum and Petroleum Products		8.88%	0.0%	1/31/2018	15,000,000	16%	15,000,000	15,000,000	4.8%
Total Short Term Notes									25,000,000	25,000,000

Total Investments									$312,423,713	$312,364,636

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[9]

The Company, together with its Sub-Advisor, have agreed to extend the principal maturity date to facilitate the strategic sale of this borrower. The borrower has been experiencing some cash flow difficulties, but has made some partial payments of principal. The amortized cost includes $152,923 of interest, which was capitalized as of March 31, 2016.  This investment was on non-accrual status as of September 30, 2017.  Refer to Note 3 for additional information.

10	This loan was issued at a discount. The entire principal, amounting to $18,462,024, is due at maturity. Interest is paid quarterly.
11	Refer to Note 3 for additional information. This investment was placed on non-accrual on July 1, 2017.
12	One third of the principal and accrued interest to be paid on the 18th, 30th, and 42nd months after original drawdown date of 8/10/2017.
13	Principal and interest paid monthly.
14	Principal and interest paid quarterly.
15	Monthly interest only payment. Principal due at maturity.
16	Quarterly interest only payment. Principal due at maturity.
17	Principal and interest paid at maturity.

18   While the original maturity date was 7/18/2017, the maturity date was extended to 12/31/2017 during August 2017 to account for the delays in shipments.

19	While the original maturity date was 7/29/2017, the maturity date was extended to 09/30/2018 during August 2017 to assist in facilitating a strategic sale of the borrower.

20  Secured short term note receivable from Barak Mikopo Leveraged Structured Credit Fund SP, which is managed by Barak Fund Management Ltd., a sub-advisor to the Company. Principal and accrued interest are due at maturity.

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

September 30, 2017

(Unaudited)

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, which the Company defines as those business having less than 500 employees, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, loan participations, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. To a lesser extent, the Company may also make impact investments in companies that may not meet the Company’s technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company generally expects that such investments will have similar investment characteristics as SMEs as defined by the Company. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered with the Securities and Exchange Commission (“SEC”).

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

Although the Company was organized and intends to conduct its business in a manner so that it is not required to register as an investment company under the Investment Company Act of 1940, as amended, the consolidated financial statements are prepared using the specialized accounting principles of the Financial Accounting Standards Board Accounting (“FASB”) Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Overall, the Company’s management believes the use of investment company accounting makes the Company’s financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of September 30, 2017, the Company’s Subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.

•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through September 30, 2017, the Company has made, through its Subsidiaries, loans in several countries located in South America, Asia, Africa, and Europe.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial information is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company follows the accounting and reporting guidance in the FASB ASC Topic 946 — Financial Services, Investment Companies (“ASC 946”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements are presented in United States (“U.S.”) dollars, which is the functional and reporting currency of the Company and all its subsidiaries.

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 31, 2017.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2017.

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

Prepaid expenses

Prepaid expenses represent prepaid insurance which is being amortized over the term of the insurance policy, which is one year. The amortization of prepaid expenses for the three and nine months ended September 30, 2017 and 2016 is reimbursable to the Company by the Sponsor under the Amended and Restated Operating Expense Responsibility Agreement.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At September 30, 2017, two portfolio companies were on non-accrual status with an aggregate fair value of $1,634,294 or 0.5% of the fair value of the Company’s total investments. At December 31, 2016, two portfolio companies were on non-accrual status with an aggregate fair value of $5,819,216 or 2.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the two companies on non-accrual status as of September 30, 2017 amounted to approximately $62,975 and $132,257, respectively, for the three and nine months ended September 30, 2017.

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

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying obligor
•	Industry factors that are relevant to the investment or the underlying obligor
•	Historical and projected financial performance of the obligor based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type and value) that supports the investment
•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, the Company’s ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized

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

Distribution and Ongoing Dealer Manager Fees

The Company pays a distribution fee equal to 0.8% per annum of the Company’s current estimated value per share for each Class C unit sold in the Offering or pursuant to a private placement. In addition, the Company pays an ongoing dealer manager fee for each Class I unit sold pursuant to a private placement. The aggregate amount of underwriting compensation for each public and private offering of the Class A, Class C, Class I, Class Y and Class W units, including any applicable distribution fee and ongoing dealer manager fee, , cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The distribution fees and ongoing dealer manager fees are not paid at the time of purchase.  Such fees are payable monthly in arrears, as they become contractually due.

In prior periods, the Company had been recording distribution fees as a periodic charge to equity as they are incurred.  Starting in June 2016, the Company determined to account for the distribution fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees paid in connection with the sale of Class I units in the private placement in the same manner. At September 30, 2017, the estimated unpaid aggregate distribution fee for Class C units amounted to $1,939,000 and the unpaid dealer manager fee for Class I units amounted to $22,000.

Income Taxes

The Company is classified as a partnership for U.S. federal income tax purposes. As such, the Company allocates all income or loss to its unitholders according to their respective percentage of ownership, and is generally not subject to tax at the entity level. Therefore, no provision for federal or state income taxes has been included in these financial statements.

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

As of September 30, 2017, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2013.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2017, the Company has five classes of units: Class A units, Class C units, Class I units, Class W units and Class Y units, with only Class A units, Class C units, Class I units and Class Y units outstanding. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, the Company records liabilities for distribution fees that the Company (i) currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of September 30, 2017, under GAAP, the Company recorded a liability in the amount of $1,961,000 for the estimated future amount of Class C unit distribution fee and Class I unit dealer manager fee payable. The Company is not required to determine its net asset value under GAAP and thus, the Company’s determination of net asset value per share for Class C units now varies from GAAP. In the prior periods, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than Class C units with the difference being the result of the future distribution fee deduction for Class C units. The Company has determined that such approach is not the most appropriate for determining net asset value per share for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company will not deduct the liability for estimated future distribution fees in its calculation of net asset value per share for Class C units. Further, the Company will not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per share for Class I units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of September 30, 2017, each of the Class A, Class C, Class I and Class Y units have the same net asset value per unit of $8.507. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). The increase in the net asset value per Class C unit from $8.267 as of March 31, 2017 to $8.507 as of September 30, 2017 is solely as a result of the change in the treatment of future distribution fees in the net asset value calculation discussed above and is not reflective of any increase in the value of the Company’s assets. Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.022 from $8.529 as of March 31, 2017 to $8.507 as of September 30, 2017 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second quarter of 2017. In addition, the Company failed to realize sufficient investment income during the second quarter of 2017, as a result of delays in finding suitable investments, to cover operating expenses.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2017 and 2016.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2017 and December 31, 2016. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses equaled to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering  costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution and dealer manager fee to the dealer manager for certain sales pursuant to a private placement.  As of September 30, 2017 the Sponsor has incurred $115,730 in organization and offering costs on behalf of the Company related to a private placement of the Company’s units.  As of September 30, 2017, the Company has reimbursed $17,972 of the organization and offering incurred relating to such private placement.

Operating Expense Responsibility Agreement

On November 10, 2017, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through September 30, 2017. Since the inception of the Company through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,347,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,313,400 of expenses, which have been accrued by the Sponsor as of September 30, 2017. The Sponsor will only be entitled to reimbursement of the cumulative Company expenses to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company expenses. The Company has not met the Reimbursement Hurdle for the quarter ended September 30, 2017. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of September 30, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interest in securitizations transactions and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. We are currently evaluating the potential impact of the pending adoption of ASU 2016-15 on our consolidated financial statements.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of September 30, 2017, all the Company’s investments are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At September 30, 2017, the Company’s investment portfolio included 43 companies and was comprised of $62,845,636 or 20.2% in senior secured term loans, $105,081,088 or 33.6% in senior secured term loan participations, $119,437,912 or 38.2% in senior secured trade finance participations, and $25,000,000 or 8.0% in short term notes. The Company’s largest loan by value was $16,259,084 or 5.2% of total investments. The Company’s 5 largest loans by value comprised 24.8% of the Company’s portfolio at September 30, 2017. Participation in loans amounted to 71.8% of the Company’s total portfolio at September 30, 2017.

Note 3. Investments

As of September 30, 2017, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$62,845,636	$62,845,636	20.2%
Senior secured term loan participations	105,081,088	105,081,088	33.6%
Senior secured trade finance participations	119,496,989	119,437,912	38.2%
Short term notes	25,000,000	25,000,000	8.0%
Total investments	$312,423,713	$312,364,636	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to 300 days of accrued interest receivable as of September 30, 2017.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of September 30, 2017 and December 31, 2016 amounted to $2,269,845 and $1,403,416, respectively. The Company’s interest receivable balances at September 30, 2017 and December 31, 2016 are recorded at the amounts that the Company expects to collect.

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

Short Term Investments

Short term note investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short term investments. In the prior periodic reports, the Company included Short Term Investments within the Trade Finance section of the Schedule of Investments.  Due to Short Term Investments’ unique characteristics, the Company has determined to present these investments separately.

Prodesa

As of September 30, 2017, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,330,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of September 30, 2017 at $5,080,000 based on the income valuation approach as further described in Note 4.

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

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and started accruing interest on the unpaid principal effective November 10, 2016. As of September 30, 2017, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).  Due to the ongoing volatility, the Company continues to closely monitor sugar prices and the associated impact on Usivale.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (the “Distributor”) located in South Africa, with a total balance outstanding of $785,806 of as September 30, 2017. The Distributor’s trade finance participation has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made in January 2017. Through the latter part of 2015, the depreciation in the South African Rand has proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of September 30, 2017, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  The interest rate has been fixed at 10%, with quarterly payments against the facility due based upon 50% percent of the Distributor’s quarterly profits. As a result of the sale, one of the Company’s sub-advisors now owns 50% of the Distributor.  Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $34,800 and $69,300, respectively, for the three and nine months ended September 30, 2017. The Company anticipates the Distributor will make additional payments in late fourth quarter of 2017 or early 2018 following seasonal sales of some of the Distributors newly released higher end products. Based on the information available to the Company and according to its valuation policies, the Company had estimated the fair value of its investment in the Distributor to be $726,729 as of September 30, 2017.

 Farm Supplies Distributor

The Company had several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of June 30, 2017. The Company placed this participation on non-accrual status effective July 1, 2016. In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer had 180 days from time of filing (June 1, 2017) to conclude its initial review, acceptance of the claim and waiting period. Following expiration of the waiting period, a formal demand letter was sent to the Zambian government. During the quarter ended September 30, 2017, the Company received a payment from Neria of $6,981,578, which was comprised of the entire principal balance of $5,078,526 and interest of $1,903,052.  Accordingly the Company recorded additional interest income of $1,352,682 during the three months ended September 30, 2017.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (the “Exporter”) located in Guatemala, with a principal balance outstanding of $907,565 and accrued interest of $55,746 as of September 30, 2017. The participation has a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  However, the Exporter has been able to secure new customers to replace the lost order(s), which should enable the Exporter to make payments to the Company.  However, the Exporter had a shipment rejected and returned, which now is in the repurposing process and as a result, the Exporter has been unable to make payments since February 2017. The Exporter has made three principal payments totaling $92,435 during October and November 2016, an interest payment of $90,402 in February 2017, an interest payment of $8,388 in July 2017 and an interest payment of $23,014 in October 2017.  Additional interest payments are expected in mid-November and before year end, such that the Exporter will be current with all interest payments. The Company has determined that there are sufficient cash flows to support the repayment of this participation and has determined, in accordance with its valuation policy, that the fair value of this investment should remain at $907,565 as of September 30, 2017. The Company has, however, placed this position on non-accrual as of July 1, 2017.

As of December 31, 2016, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$28,673,487	$28,673,487	14.1%
Senior secured term loan participations	58,450,761	58,450,761	28.7%
Senior secured trade finance participations	116,730,642	116,671,565	57.2%
Total investments	$203,854,890	$203,795,813	100.0%

The industry composition of the Company’s portfolio, at fair market value as of September 30, 2017 and December 31, 2016, was as follows:

	As of September 30, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$20,351,296	6.4%	$22,851,296	11.2%
Bulk Fuel Stations and Terminals	16,259,084	5.2%	15,437,474	7.6%
Chemicals and Allied Products	15,000,000	4.8%	—	—
Coal and Other Minerals and Ores	30,933,254	9.9%	6,574,351	3.2%
Commercial Fishing	437,814	0.1%	1,058,273	0.5%
Communications Equipment	—	0.0%	6,111,941	3.0%
Consumer Products	11,080,000	3.5%	9,900,000	4.9%
Drugs, Proprietaries, and Sundries	1,080,000	0.3%	—	—
Electric Services	11,500,000	3.7%	19,500,000	9.6%
Farm Products	2,780,194	0.9%	3,142,480	1.5%
Fats and Oils	12,000,000	3.8%	6,000,000	2.9%
Fertilizer & Agricultural Chemicals	—	0.0%	5,078,526	2.5%
Financial services	10,000,000	3.2%	—	—
Freight Transportation Arrangement	15,000,000	4.8%	—	—
Fresh or Frozen Packaged Fish	2,087,005	0.7%	5,037,134	2.5%
Food Products	1,236,274	0.4%	740,690	0.4%
Groceries and Related Products	1,476,825	0.5%	11,195,862	5.5%
Hotels and Motels	15,667,791	5.0%	17,000,000	8.3%
Land Subdividers and Developers	14,874,108	4.8%	—	—
Logging	3,700,000	1.2%	—	—
Lumber and Other Construction Materials	—	0.0%	11,483	0.0%
Meat, Poultry & Fish	9,000,000	2.9%	9,675,717	4.7%
Metals & Mining	6,566,481	2.1%	2,234,145	1.1%
Miscellaneous Plastics Products	—	0.0%	161,018	0.1%
Packaged Foods & Meats	500,000	0.2%	500,000	0.2%
Personal Credit Institutions	1,479,786	0.5%	—	—
Petroleum and Petroleum Products	30,500,000	9.8%	—	—
Primary Nonferrous Metals	2,372,297	0.8%	3,000,000	1.5%
Primary Metal Industries	6,000,000	1.9%	6,000,000	2.9%
Programming and Data Processing	14,034,469	4.5%	10,236,013	5.0%
Rental of Railroad Cars	3,513,291	1.1%	4,411,650	2.2%
Secondary Nonferrous Metals	17,349,626	5.6%	7,649,945	3.8%
Soap, Detergents, and Cleaning	1,511,446	0.5%	2,000,000	1.0%
Street Construction	12,218,917	3.9%	14,927,195	7.3%
Telephone and Telegraph Apparatus	8,322,775	2.7%	—	—
Water Transportation	13,531,903	4.3%	13,360,620	6.6%
Total	$312,364,636	100.0%	$203,795,813	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$39,500,000	12.7%	$31,000,000	15.2%
Brazil	16,885,765	5.4%	13,087,309	6.4%
Cabo Verde	15,667,791	5.0%	17,000,000	8.3%
Cayman Islands	10,000,000	3.2%	—	—
Chile	1,326,687	0.4%	2,234,915	1.1%
China	10,000,000	3.2%	—	—
Columbia	1,479,786	0.5%	—	—
Ecuador	2,524,819	0.8%	6,095,407	3.0%
Ghana	27,000,000	8.6%	19,500,000	9.6%
Guatemala	907,565	0.3%	907,565	0.4%
Hong Kong	36,922,775	11.8%	—	—
Indonesia	19,923,550	6.4%	17,927,195	8.8%
Kenya	15,000,000	4.8%	161,018	0.1%
Malaysia	15,000,000	4.8%	—	—
Mauritius	6,476,825	2.1%	11,195,862	5.5%
Morocco	7,349,626	2.4%	7,649,945	3.8%
Namibia	15,374,108	4.9%	500,000	0.2%
New Zealand	3,700,000	1.2%	—	—
Nigeria	13,531,903	4.3%	13,360,620	6.6%
Peru	21,339,084	6.8%	19,337,474	9.5%
Singapore	-	—	10,000,000	4.9%
South Africa	5,474,165	1.8%	14,174,143	7.0%
United Arab Emirates	1,080,000	0.4%	—	—
United Kingdom	17,333,254	5.6%	6,585,834	3.2%
Zambia	7,511,446	2.4%	13,078,526	6.4%
Uganda	545,942	0.2%	—	—
Uruguay	509,545	0.2%	—	—
Total	$312,364,636	100.0%	$203,795,813	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of September 30, 2017:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$62,845,636	$—	$—	$62,845,636
Senior secured term loan participations	105,081,088	—	—	105,081,088
Senior secured trade finance participations	119,437,912	—	—	119,437,912
Short term notes	25,000,000	—	—	25,000,000
Total	$312,364,636	$—	$—	$312,364,636

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2016:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$28,673,487	$—	$—	$28,673,487
Senior secured term loan participations	$58,450,761			58,450,761
Senior secured trade finance participations	116,671,565	—	—	116,671,565
Total	$203,795,813	$—	$—	$203,795,813

The following is a reconciliation of activity for the nine months ended September 30, 2017, of investments classified as Level 3:

	Fair Value at December 31, 2016	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Fair Value at September 30, 2017
Senior secured term loans	$28,673,487	$38,132,590	$(4,806,488)	$846,047	$—	$62,845,636
Senior secured term loan participations	58,450,761	52,742,336	(6,837,629)	725,620	—	105,081,088
Senior secured trade finance participations	116,671,565	139,590,347	(136,824,000)	—	—	119,437,912
Short term notes	—	25,000,000	—	—	—	25,000,000
Total	$203,795,813	$255,465,273	$(148,468,117)	$1,571,667	$—	$312,364,636

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2017:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$118,711,183	Cost Approach	Recent transactions	N/A
Senior secured trade finance participations (2)	$726,729	Income approach (DCF)	Market yield	15.75%
Senior secured term loans	$62,845,636	Income approach (DCF)	Market yield	11.50% - 13.50% (12.50%)
Senior secured term loan participations	$105,081,088	Income approach (DCF)	Market yield	11.50% - 15.70% (13.99%)
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

As of December 31, 2016, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2016:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$115,930,875	Cost Approach	Recent transactions	N/A
Senior secured trade finance participations (2)	$740,690	Income approach (DCF)	Market Yield	15.75%
Senior secured term loans	$28,673,487	Income approach (DCF)	Market Yield	11.50% - 13.50% (12.50%)
Senior secured term loan participations	$58,450,761	Income approach (DCF)	Market Yield	11.50% - 15.70% (13.99%)
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

If certain financial goals are reached by the Company, the Company is required to pay the Advisor an incentive fee that is comprised of two parts: (i) a subordinated fee on net investment income and (ii) an incentive fee on capital gains. The subordinated incentive fee on income is calculated and payable quarterly in arrears and is based upon the Company’s pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee is earned by the Advisor in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the quarterly preferred return rate of 1.50% (6.00% annualized) (the “Preferred Return”). In any quarter, all of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly Preferred Return, but is less than or equal to 1.875% (7.50% annualized) at the end of the immediately preceding fiscal quarter, is payable to the Advisor. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.875% on its net assets at the end of the immediately preceding fiscal quarter, the subordinated incentive fee on income equals 20% of the amount of the Company’s pre-incentive fee net investment income.

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2017 and 2016.

Transactions

As discussed in Note 2, for the three months ended September 30, 2017 and 2016, the Sponsor assumed responsibility for $872,653 and $622,347, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.  For the nine months ended September 30, 2017 and 2016, the Sponsor assumed responsibility for $3,831,414 and $3,740,015, respectively, of the Company’s operating expenses, management fees and incentive fees.

For the three months ended September 30, 2017 and 2016, the Advisor earned $1,658,314, and $1,122,904, respectively, in management fees and $1,447,154 and $971,204, respectively, in incentive fees. For the nine months ended September 30, 2017 and 2016, the Advisor earned $4,721,832 and $2,913,946, respectively, in management fees and $3,276,012 and $2,367,279, respectively, in incentive fees.

Since the inception of the Company through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,347,400 of operating expenses, management fees and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,313,400 of expenses, which have been accrued by the Sponsor as of September 30, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2.

As of September 30, 2017 and December 31, 2016, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,063,517 and $3,175,656, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

As of September 30, 2017 and December 31, 2016, due to affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $0 and $68,312, respectively, was due to the Sponsor for reimbursements of offering costs.

For the three months ended September 30, 2017 and 2016, the Company paid $3,000 and $577,112, respectively, in dealer manager fees and $4,500 and $1,756,410, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. For the nine months ended September 30, 2017 and 2016, the Company paid $639,088 and $1,545,731, respectively, in dealer manager fees and $2,469,610 and $5,117,824, respectively, in selling commissions. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations.

Note 6. Organization and Offering Costs

As of September 30, 2017, the Sponsor has paid approximately $16,828,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $2,504,267 and $3,247,000 of offering costs, which were incurred by the Sponsor during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company paid $2,468,849 and $5,322,398, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to September 30, 2017, the Company has reimbursed the Sponsor a total of approximately $17,079,500 of offering costs and there is no remaining balance of offering and organization costs due to the Sponsor.

The Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units. As of September 30, 2017 the Sponsor has incurred $115,730 in organization and offering costs on behalf of the Company related to a private placement of the Company’s units.  As of September 30, 2017, the Company has reimbursed $17,972 of the organization and offering costs incurred relating to such private placement and $97,760 remains due and payable.

Note 7. Notes Payable

The Company notes payable consist of the following:

	September 30, 2017	December 31, 2016
	Outstanding Balance	Outstanding Balance
Promissory notes	$1,860,000	$1,635,000
Symbiotics facility	10,500,000	-
Christian Super promissory note	5,000,000	-
Total notes payable	$17,360,000	$1,635,000

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

The Notes have an interest rate of 3.0% per annum plus the one year London Interbank Offered Rate (“LIBOR”) (1.59%) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate is determined on each issuance date and adjusted on each anniversary of the issuance date and shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

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

The Facility Agreement has an interest rate of 4.65% per annum plus the three month LIBOR (1.30% as of September 30, 2017) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

The entire principal balance under the Facility Agreement (and any unpaid interest) is due in one balloon payment on July 7, 2020 (the “Maturity Date”). The principal balance under the Facility Agreement may be voluntarily prepaid, in whole or in part, prior to the Maturity Date, subject to a prepayment premium of 1.00% of the prepayment amount if the voluntary prepayment is made prior to July 3, 2019.

TGIFC’s obligations under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 (the “Equitable Mortgage”) granting the holders of the Facility Agreement a mortgage over a pro rata amount of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the Equitable Mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.

Christian Super Promissory Note

On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering (the “CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”). The CS Note was issued pursuant to an ongoing private offering targeting $25 million in the aggregate amount and will be comprised of up to five different series with five different issuance dates, but likely the same maturity date (collectively “the CS Notes”).  The CS Note issued on August 7, 2017 comprised the first series of the CS Notes. Borrowings from the CS Notes offering will be used to pursue the Company’s investment strategy and for general corporate purposes.

The CS Notes have an interest rate of 4.0% per annum plus the one year LIBOR (1.73%) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note.

The entire principal balance under the CS Note (and any unpaid interest) is due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

  TGIFC’s obligations under the CS Notes is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Notes a mortgage over 5 shares out of a total of 17.36 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Notes.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.

For the three and nine months ended September 30, 2017, the Company recognized $215,449 and $256,540, respectively, in interest expense. The Company did not incur any interest expense during the three and nine months periods ended September 30, 2016.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2017	$1,635,000
2018	225,000
2019	-
2020	10,500,000
2021	5,000,000
$17,360,000

Note 8. Unit Capital

As of September 30, 2017, the Company has five classes of units: Class A, Class C, Class I, Class W and Class Y units, with only Class A, Class C, Class I and Class Y units outstanding. The unit classes have different upfront sales commissions and dealer manager fees and there are ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2017, the Company recorded a liability in the aggregate amount of $1,961,000 for the estimated future amount of Class C unit distribution fee payable and Class I unit dealer manager fee payable. The estimated liability is calculated based on a net asset value per Class C and Class I units of $9.025 with distribution and dealer manager fees of 0.8% and 0.5%, respectively, per annum applied to the net asset value, during the expected period that Class C and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding.    The following table is a summary of unit activity during the nine months ended September 30, 2017:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	September 30,
	2016	the Period	the Period	2017
Class A units	15,391,991	3,072,172	(278,184)	18,185,979
Class C units	6,803,985	1,548,378	(38,581)	8,313,782
Class I units	7,411,405	3,113,568	(407,951)	10,117,022
Class Y units	-	297,643	-	297,643
Total	29,607,381	8,031,761	(724,716)	36,914,426

          The total of 8,031,761 units issued during the nine months ended September 30, 2017 included 922,746 units issued under the DRP at a value of $8,321,794. As of September 30, 2017, no Class W units have been issued.

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

During the nine months ended September 30, 2017, the Company received 98 repurchase requests for a total of 724,716 units at a repurchase price of $9.025 per unit. As of September 30, 2017, 52 of these repurchase requests were pending processing and were completed by the Company between October 5 to October 11, 2017.

Note 9. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the nine months ended September 30, 2017:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2017	January 19, 2017	$0.00197808	$1,002,022	$837,472	$1,839,494
February 28, 2017	February 23, 2017	$0.00197808	944,453	782,125	1,726,578
March 31, 2017	March 3, 2017	$0.00197808	1,114,222	885,439	1,999,661
April 30, 2017	April 18, 2017	$0.00197808	1,148,147	929,660	2,077,807
May 31, 2017	May 10, 2017	$0.00197808	1,220,942	987,576	2,208,518
June 30, 2017	June 12, 2017	$0.00197808	1,194,793	960,134	2,154,927
July 31, 2017	July 11, 2017	$0.00197808	1,238,624	986,918	2,225,542
August 31, 2017	August 10, 2017	$0.00197808	1,254,262	991,320	2,245,582
September 30, 2017	September 11, 2017	$0.00197808	1,227,774	961,150	2,188,924
Total for 2017			$10,345,239	$8,321,794	$18,667,033

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Per unit data (1):
Net asset value at beginning of period	$8.47	$8.54
Net investment income	$0.49	$0.56
Net change in unrealized depreciation on investments	$-	$(0.00)
Net increase in net assets resulting from operations	$0.49	$0.56
Net change in offering costs	$0.03	$(0.02)
Distributions	$(0.54)	$(0.56)
Net change in accrued distribution and other fees	$0.01	$(0.07)
Net decrease in net assets	$(0.02)	$(0.08)
Net asset value at end of period (2) (3)	$8.45	$8.46
Total return based on net asset value (4)(5)	5.74%	6.50%
Net assets at end of period	$312,070,024	$223,109,319
Units Outstanding at end of period	36,914,426	26,372,641
Ratio/Supplemental data (annualized) (5)(6):
Ratio of net investment income to average net assets	7.70%	8.51%
Ratio of net operating expenses to average net assets	2.96%	2.27%
1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2017 and 2016 which were 34,744,363 and 20,576,797.
2

For financial statement reporting purposes under GAAP, as of September 30, 2017, the Company recorded a liability in the amount of $1,961,000 for the estimated future amount of Class C Distribution Fees and Class I Dealer Manager Fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C Distribution Fees and Class I Dealer Manager Fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. As of September 30, 2017, based on the new approach to the treatment of future Class C Distribution Fees and Class I Dealer Manager Fees, the Company has calculated the net asset value to be $8.507 for all units.  If the Company would have used the same approach for presentation in determining the net asset value as of September 30, 2016, the net asset value per unit would have been $8.527.

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

5

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the nine months ended September 30, 2017 and 2016, prior to the effect of the Responsibility Agreement were as follows; total return: 4.43% and 4.38%, ratio of net investment income; 5.95% and 5.73%, and ratio of operating expenses to average net assets: 4.71% and 5.06%.

6	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2017, except as discussed below.

Distributions

On October 10, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C, Class I, Class Y and Class W units for the period from October 1 through October 31, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units , an ongoing dealer manager fee with respect to certain Class I units and Class W units, and an ongoing service fee with respect to Class W units).. On November 1, 2017, $1,257,414 of these distributions were paid in cash and on October 31, 2017, $990,942 were reinvested in units for those unitholders participating in the DRP.

On November 10, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C, Class I, Class Y and Class W units for the period from November 1 through November 30, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units , an ongoing dealer manager fee with respect to certain Class I units and Class W units, and an ongoing service fee with respect to Class W units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about December 1, 2017.

 Investments

Subsequent to September 30, 2017 through November 10, 2017, the Company funded approximately $19.1 million in new investments and received proceeds from repayment of investments of approximately $16.2 million.

Operating Expense Responsibility Agreement

On November 10, 2017, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through September 30, 2017, including management and incentive fees earned by the Advisor during the quarter ended September 30, 2017. For additional information refer to Notes 2 and 5.

Mac Z Group SARL

The Company has a $9,000,000 trade finance position with Mac Z Group SARL (“Mac Z”), a scrap metal recycler in Morocco. As of September 30, 2017, the outstanding balance on this position is $7,349,626. The primary collateral securing this position is 1,970 tons of copper scrap.  In late October, the designated Collateral Manager for Mac Z notified the sub-advisor of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this position. In addition to conducting its investigation, the sub-advisor has issued an Event of Default and is taking steps to enforce the Corporate Guarantee, Personal Guarantee and relevant pledges, which include two insurance policies. The sub-advisor has placed a blocking notice on all of the borrower’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Mac Z has an estimated $12 million in Zinc Ore inventory, which may serve as secondary collateral for this position. The Company is working with the sub-advisor and is investigating the issue. Based on the results of the initial investigation, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company is placing the position on non-accrual effective October 1, 2017 and believes no adjustment to fair value is necessary.

Second Symbiotics Facility Agreement

On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer described in Note 7 above.  After receiving this second tranche, TGIFS has $20.25 million total outstanding under Symbiotics facility and may request an additional $20 million, subject to the conditions precedent set forth in the second Facility Agreement, including availability of funding. For more information about the Symbiotics facility, please see “Note 7. Notes Payable—Symbiotics Facility.”

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

Overview

We make impact investments in SMEs that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We were organized as a Delaware limited liability company on April 30, 2012. We have operated and intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended. We use the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, loan participations, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. A substantial portion of our assets consists of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns and income generation. We are externally managed and advised by TriLinc Advisors, LLC, or the Advisor. The Advisor is an investment advisor registered with the SEC.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to the DRP. SC Distributors, LLC was the dealer manager for the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. Our primary offering terminated on March 31, 2017.  We continue to offer and sell units pursuant to our DRP. Through the termination of the primary offering, we raised approximately $361,700,000 in gross proceeds, including approximately $13,337,000 raised through the DRP. For the three months ended September 30, 2017, we issued 325,694 of our units pursuant to our DRP for gross proceeds of approximately $2,939,400. In addition, for the three months ended September 30, 2017, we issued 473,307 of our units for gross proceeds of approximately $4,047,100 pursuant to a private placement.

As of September 30, 2017, we had issued 38,813,662 of our units, including 2,122,911 units issued under our DRP, for gross proceeds of approximately $370,697,000 including approximately $19,954,000 reinvested under our DRP (before dealer manager fees of approximately $4,776,000 and selling commissions of $16,812,000, for net proceeds of $349,109,000).

We are offering a maximum of $75,000,000 in Class A, Class C and Class I units of our limited liability company interest to our existing unitholders pursuant to the DRP. Units issued pursuant to the DRP are being offered at the greater of $9.025 per unit or the most recently determined net asset value per unit of each class of units, which as of September 30, 2017 was $8.507 for Class A, Class C, and I units. Accordingly, units are currently offered pursuant to the DRP at $9.025 per Class A, Class C and Class I units.

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2017, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception through September 30, 2017, our Sponsor has assumed the majority of our operating expenses under the terms of the Responsibility Agreement. As of September 30, 2017, the Sponsor has agreed to pay a cumulative total of approximately $16.7 million of operating expenses.

Portfolio and Investment Activity

During the nine months ended September 30, 2017, we invested approximately $255,615,000 across 29 separate portfolio companies, including 16 new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, and short term notes. Additionally, we received proceeds from repayments of investment principal of approximately $148,468,000.

At September 30, 2017 and December 31, 2016, the Company’s investment portfolio included 43 and 32 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2017		As of December 31, 2016
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$62,845,636	20.2%	$28,673,487	14.1%
Senior secured term loan participations	105,081,088	33.6%	58,450,761	28.7%
Senior secured trade finance participations	119,437,912	38.2%	116,671,565	57.2%
Short term notes	25,000,000	8.0%	-	-
Total investments	$312,364,636	100.0%	$203,795,813	100.0%

 As of September 30, 2017, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term notes were 10.4%, 13.7%, 12.2%, and 8.3%, respectively, for a weighted average yield on investments of approximately 11.7% on our total portfolio.

As of December 31, 2016, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 11.1%, 14.9%, and 12.3%, respectively, for a weighted average yield on investments of approximately 12.3% on our total portfolio.

Concentration Limits

As previously disclosed, the Company is subject to the following concentration limits upon termination of the Offering once the proceeds are fully invested:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

As of September 30, 2017, the proceeds were fully invested and the Company was in compliance with all of the above concentration limits.

Short Term Investments

Short term note investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short term investments.

Prodesa

As of September 30, 2017, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,330,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of September 30, 2017 at $5,080,000 based on the income valuation approach as further described in Note 4 to the financial statements.

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

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and started accruing interest on the unpaid principal effective November 10, 2016. As of September 30, 2017, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach). Due to the ongoing volatility, the Company continues to closely monitor sugar prices and the associated impact on Usivale.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (the “Distributor”) located in South Africa, with a total balance outstanding of $785,806 of as September 30, 2017. The Distributor’s trade finance participation has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made in January 2017. Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of September 30, 2017, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  The interest rate has been fixed at 10%, with quarterly payments against the facility due based upon 50% percent of the Distributor’s quarterly profits.  As a result of the sale, one of the Company’s sub-advisors now owns 50% of the Distributor. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $34,800 and $69,300, respectively, for the three and nine months ended September 30, 2017. The Company anticipates the Distributor will make additional payments in late Q4 2017 or early 2018 following seasonal sales of some of the Distributors newly released higher end products. Based on the information available to the Company and according to its valuation policies, the Company had estimated the fair value of its investment in the Distributor to be $726,729 as of September 30, 2017.

Farm Supplies Distributor

The Company had several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of June 30, 2017. The Company placed this participation on non-accrual status effective July 1, 2016. In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer had 180 days from time of filing (June 1, 2017) to conclude its initial review, acceptance of the claim and waiting period. Following expiration of the waiting period, a formal demand letter was sent to the Zambian government. During the quarter ended September 30, 2017, the Company received a payment from Neria of $6,981,578 which was comprised of the entire principal balance of $5,078,526 and interest of $1,903,052.  Accordingly the Company recorded additional interest income of $1,352,682 during the three months ended September 30, 2017.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (the “Exporter”) located in Guatemala, with a principal balance outstanding of $907,565 and accrued interest of $55,746 as of September 30, 2017. The participation has a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  However, the Exporter has been able to secure new customers to replace the lost order(s), which should enable the Exporter to make payments to the Company.  However, the Exporter had a shipment rejected and returned, which now is in the repurposing process and as a result, the Exporter has been unable to make payments since February 2017. The Exporter has made three principal payments totaling $92,435 during October and November 2016, an interest payment of $90,402 in February 2017, an interest payment of $8,388 in July 2017 and an interest payment of $23,014 in October 2017.  Additional interest payments are expected in mid-November and before year end, such that the Exporter will be current with all interest payments. The Company has determined that there are sufficient cash flows to support the repayment of this participation and has determined, in accordance with its valuation policy, that the fair value of this investment should remain at $907,565 as of September 30, 2017. The Company has, however, placed this position on non-accrual as of July 1, 2017.

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$9,659,965	$6,356,418	$23,039,392	$14,322,752
Interest from cash	82,008	58,767	331,827	215,016
Total investment income	9,741,973	6,415,185	23,371,219	14,537,768
Management fees	1,658,314	1,122,904	4,721,832	2,913,146
Incentive fees	1,447,154	971,204	3,276,012	2,367,279
Professional fees	254,790	150,309	923,991	692,004
General and administrative expenses	323,273	239,075	989,505	677,190
Interest expense	215,449	-	256,540	-
Board of managers fees	54,375	46,875	163,125	140,625
Total expenses	3,953,355	2,530,367	10,331,005	6,790,244
Expense support payment from Sponsor	(872,653)	(622,347)	(3,831,414)	(3,740,015)
Net expenses	3,080,702	1,908,020	6,499,591	3,050,229
Net investment income	$6,661,271	$4,507,165	$16,871,628	$11,487,539

Revenues

Three months ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016, total investment income amounted to $9,741,973 and $6,415,185, respectively.  Interest income increased by $3,303,547 during the three months ended September 30, 2017 from the same period in 2016 as a result of an increase in our weighted average investment portfolio of approximately $101,259,000 offset by a decrease in the weighted average yield of approximately 0.5% from a weighted average yield of 14.2% for the three months ended September 30, 2016 to approximately 13.7% for the three months ended September 30, 2017. The decrease in yield was primarily due to a change in the mix of our investment portfolio.

During the three months ended September 30, 2017, $7,398,310 or 76.6% of the interest income earned came from loan participations and $2,260,570 or 23.4% came from direct loans. In addition, we earned $82,008 in interest income on our cash balances.

During the three months ended September 30, 2016, $3,817,430 or 60.1% of the interest income earned came from loan participations and $2,538,990 or 39.9% came from direct loans. In addition, we earned $58,767 in interest income on our cash balances.

Nine months ended September 30, 2017 and 2016

For the nine months ended September 30, 2017 and 2016, total investment income amounted to $23,371,219 and $14,537,768, respectively.  Interest income increased by $8,716,640 during the nine months ended September 30, 2017 from the same period in 2016 as a result of an increase in our weighted average investment portfolio of approximately $99,565,000 offset by a decrease in the weighted average yield of approximately 0.7% from a weighted average yield of 13.5% for the nine months ended September 30, 2016 to approximately 12.8% for the nine months ended September 30, 2017. The decrease in yield was primarily due to a change in the mix of our investment portfolio.

During the nine months ended September 30, 2017, $18,549,103 or 80.5% of the interest income earned came from loan and trade finance participations and $4,489,204 or 19.5% came from direct loans. In addition, we earned $331,827 in interest income on our cash balances.

During the nine months ended September 30, 2016, $10,497,370 or 73.3% of the interest income earned came from loan participations and $3,825,383 or 26.7% came from direct loans. In addition, we earned $215,016 in interest income on our cash balances.

Expenses

Three months ended September 30, 2017 and 2016

Total operating expenses, excluding the management and incentive fees, incurred for the three months ended September 30, 2017 increased by $411,628 to $847,887 from $436,259 for the three months ended September 30, 2016.  The increase was primarily due to the following: 1) an increase in interest expense of $215,449, which was attributable to the addition of leverage, 2) an increase in general and administrative expenses of $84,198, which was attributable to increases in a number of expenses, the largest being a $38,853 increase in travel expenses, $25,765 increase in expenses reimbursements to our sub-advisors, and $15,043 increase in fund accounting; and 3) an increase in professional fees of $104,481.

For the three months ended September 30, 2017 and 2016, the management fees amounted to $1,658,314 and $1,122,904, respectively. The incentive fees for the three months ended September 30, 2017 and 2016 amounted to $1,447,154 and $971,204, respectively.  For the three months ended September 30, 2017 and 2016, none of the management fee was assumed by our Sponsor under the Responsibility Agreement. For the three months ended September 30, 2017 and 2016, $872,653 and $622,347, respectively, of the incentive fees were assumed by the Sponsor under the Responsibility Agreement.

Nine months ended September 30, 2017 and 2016

Total operating expenses, excluding the management and incentive fees, incurred for the nine months ended September 30, 2017 increased by $823,342 to $2,333,161 from $1,509,819 for the nine months ended September 30, 2016.  The increase was primarily due to the following: 1) an increase in interest expense of $256,540, which was attributable to the addition of leverage, 2) an increase in general and administrative expenses of $312,315, which was attributable to increases in a number of expenses, the largest being a $110.953 increase in fees paid to our transfer agent,  $52,060 increase in fund accounting, and $57,649 increase in expenses reimbursements to our sub-advisors; and 3) an increase in professional fees of $231,987. Our Sponsor assumed responsibility for our operating expenses in the amount of $1,129,903 and $995,379 under the Responsibility Agreement for expenses paid or incurred by the Company for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017 and 2016, the management fees amounted to $4,721,832 and $2,913,946, respectively. The incentive fees for the nine months ended September 30, 2017 and 2016 amounted to $3,276,012 and $2,367,279, respectively.  A portion of the management fees, amounting to $726,214 was assumed by our Sponsor under the Responsibility Agreement for the nine months ended September 30, 2016, while none of the management fee was assumed for the nine months ended September 30, 2017.  In addition, for the nine months ended September 30, 2017 and 2016, $2,701,511 and $2,018,422, respectively, of the incentive fees were assumed by the Sponsor under the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three and nine months ended September 30, 2017 and 2016. We had no unrealized gains or losses for the three and nine months ended September 30, 2017. We recorded a $59,077 unrealized loss for the nine months ended September 30, 2016.

Changes in Net Assets from Operations. For the three months ended September 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $6,662,166 and $4,507,165, respectively.

For the nine months ended September 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $16,872,523 and $11,428,462, respectively.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017, we had approximately $10.9 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed substantially all of our operating expenses under the Responsibility Agreement in the amount of approximately $167 million. The Company may only reimburse the Sponsor for expenses covered under the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company Expenses.  The Company has not met the Reimbursement Hurdle for the quarter ended September 30, 2017. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the primary offering, which terminated on March 31, 2017, the Sponsor can demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.  Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

We may borrow funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. On February 17, 2017, TGIFC issued an additional $225,000 in the second series of notes under the private offering. As of September 30, 2017, we had raised $1.86 million in the note offering and such debt was outstanding. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). TGIFC may request an additional $39.5 million under Symbiotics Facility, subject to the conditions precedent set forth in the facility agreement, including availability of funding.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of September 30, 2017, we have $17,360,000 debt outstanding with a debt ratio of 5.6%.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of September 30, 2017, there was no amount that would be due to be reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through September 30, 2017 and will pay additional accrued operating expenses of the Company, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.7 million through September 30, 2017.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended September 30, 2017, we paid a total of $18,667,033 in distributions, comprised of $10,345,239 paid in cash and $8,321,794 reinvested under our DRP.

The following table summarizes our distributions declared since we commenced operations on June 11, 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities (1)
March 31, 2017	$0.17377	$3,060,697	$2,505,036	$5,565,733	$3,060,697	$—
June 30, 2017	$0.17570	3,563,882	2,877,370	6,441,252	3,563,882	—
September 30, 2017	$0.17570	3,720,660	2,939,388	6,660,048	3,720,660	—
Total for 2017		$10,345,239	$8,321,794	$18,667,033	$10,345,239	$—

March 31, 2016	$0.17570	$1,857,749	$1,331,325	$3,189,074	$1,857,749	$—
June 30, 2016	$0.17570	2,102,173	1,622,213	3,724,386	2,102,173	—
September 30, 2016	$0.17764	2,515,274	1,983,370	4,498,644	2,515,274	—
December 31, 2016	$0.17764	2,782,973	2,275,594	5,058,567	2,782,973	—
Total for 2016		$9,258,169	$7,212,502	$16,470,671	$9,258,169	$—

Related Party Transactions

For the nine months ended September 30, 2017 and 2016, the Sponsor assumed responsibility for $3,831,414 and $3,740,015 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the nine months ended September 30, 2017 and 2016, the Advisor earned $4,721,832 and $2,913,146, respectively, in management fees and $3,276,012 and $2,367,279, respectively, in incentive fees.

Since the inception of the Company through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,347,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,313,400 of expenses, which have been accrued by the Sponsor as of September 30, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle.

As of September 30, 2017 and December 31, 2016, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,063,517 and $3,175,656, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

As September 30, 2017 and December 31, 2016, due to affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $0 and $68,312, respectively, was due to the Sponsor for reimbursements of offering costs.

For the nine months ended September 30, 2017 and 2016, the Company paid $639,088 and $1,545,731, respectively, in dealer manager fees and $2,469,610 and $5,117,824, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. All of the selling commissions in the amount of $3,000 and the dealer manager fees in the amount of $4,500 paid during the three months ended September 30, 2017 were paid in connection with a private placement of the Company’s units. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

 Distributions

On October 10, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C, Class I, Class Y, and Class W units for the period from October 1 through October 31, 2017. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). On November 1, 2017, $1,257,414 of these distributions were paid in cash and on October 31, 2017, $990,942 were reinvested in units for those unitholders participating in the DRP.

On November 10, 2017, with the authorization of the Company’s board of managers, the Company declared distributions for Class A, Class C, Class I, Class Y, and Class W units for the period from November 1 through November 30, 2017. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about December 1, 2017.

Investments

Subsequent to September 30, 2017 through November 10, 2017, the Company funded approximately $19.1 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $16.2 million.

Operating Expense Responsibility Agreement

On November 10, 2017, the Company entered into an Amended and Restated Operating Expenses Responsibility Agreement with the Company’s Sponsor and Advisor. Pursuant to the terms of this agreement, the Sponsor agreed to be responsible for the Company’s cumulative operating expenses incurred through September 30, 2017, including management and incentive fees earned by the Advisor during the quarter ended September 30, 2017. For additional information refer to Notes 2 and 5.

Mac Z Group SARL

The Company has a $9,000,000 trade finance position with Mac Z Group SARL (“Mac Z”), a scrap metal recycler in Morocco. As of September 30, 3017, the outstanding balance on this position is $7,349,626. The primary collateral securing this position is 1,970 tons of copper scrap. In late October, the designated Collateral Manager for Mac Z Group SARL (“Mac Z”) notified the sub-advisor of an investigation into a 1,820 ton, approximately $13.3 million shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this position. In addition to conducting its investigation, the sub-advisor has issued an Event of Default and is taking steps to enforce the Corporate Guarantee, Personal Guarantee and relevant pledges, which include two insurance policies. The sub-advisor has placed a blocking notice on all of the borrower’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Mac Z has an estimated $12 million in Zinc Ore inventory, which may serve as secondary collateral for this position. The Company is working with the sub-advisor and is investigating the issue. Based on the results of the initial investigation, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company is placing the position on non-accrual effective October 1, 2017 and believes no adjustment to fair value is necessary.

Second Symbiotics Facility Agreement

On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer pursuant to the Symbiotics facility. After receiving this second tranche, TGIFS has $20.25 million total outstanding under Symbiotics facility and may request an additional $20 million, subject to the conditions precedent set forth in the second Facility Agreement, including availability of funding. For more information about the Symbiotics facility, please see “Notes to the Consolidated Financial Statements—Note 7. Notes Payable—Symbiotics Facility.”

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

Although we were organized and conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, our financial statements are prepared using the specialized accounting principles of the FASB ASC Topic 946, Financial Services — Investment Companies. Overall, we believe that the use of investment company accounting makes our financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

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

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying obligor
•	Industry factors that are relevant to the investment or the underlying obligor
•	Historical and projected financial performance of the obligor based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type and value) that supports the investment
•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, the Company’s ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized

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

We record prepayment fees for loans and debt securities paid back to us prior to the maturity date as income upon receipt.

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At September 30, 2017, two portfolio companies were on non-accrual status with an aggregate fair value of $1,634,294 or 0.5% of the fair value of the Company’s total investments. At December 31, 2016, two portfolio companies were on non-accrual status with an aggregate fair value of $5,819,216 or 2.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the two companies on non-accrual status as of September 30, 2017 amounted to approximately $62,975 and $132,257, respectively for the three and nine months ended September 30, 2017.

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

Distribution and Ongoing Dealer Manager Fees

The Company pays a distribution fee equal to 0.8% per annum of the Company’s current estimated value per share for each Class C unit sold in the Offering or pursuant to a private placement. In addition, the Company pays an ongoing dealer manager fee for each Class I unit sold pursuant to a private placement. The aggregate amount of underwriting compensation for each public and private offering of the Class A, Class C, Class I, Class Y and Class W units, including any applicable distribution fee and ongoing dealer manager fee, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The distribution fees and ongoing dealer manager fees are not paid at the time of purchase. Such fees are payable monthly in arrears, as they become contractually due.

In prior periods, the Company had been recording distribution fees as a periodic charge to equity as they are incurred.  Starting in June 2016, the Company determined to account for the distribution fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees paid in connection with the sale of Class I units in the private placement in the same manner. At September 30, 2017, the estimated unpaid aggregate distribution fee for Class C units amounted to $1,939,000 and the unpaid dealer manager fee for Class I units amounted to $22,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2017 and December 31, 2016. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers.  Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses equaled to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering  costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution and dealer manager fee to the dealer manager for certain sales pursuant to a private placement.  As of September 30, 2017 the Sponsor has incurred $115,730 in organization and offering costs on behalf of the Company related to a private placement of the Company’s units.  As of September 30, 2017, the Company has reimbursed $17,972 of the organization and offering incurred relating to such private placement.

Expense Responsibility Agreement

On November 10, 2017, the Company, the Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through September 30, 2017. Since the inception of the Company through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,347,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,313,400 of expenses, which have been accrued by the Sponsor as of September 30, 2017. The Sponsor will only be entitled to reimbursement of the cumulative Company expenses to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company expenses.  The Company has not met the Reimbursement Hurdle for the quarter ended September 30, 2017. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of September 30, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Income Taxes

We believe we are properly characterized as a partnership for U.S. federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S. federal income tax at the entity level.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2017, the Company has five classes of units: Class A units, Class C units, Class I units, Class W units and Class Y units, with only Class A units, Class C units, Class I and Class Y units outstanding. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, the Company records liabilities for distribution fees that the Company (i) currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of September 30, 2017, under GAAP, the Company recorded a liability in the aggregate amount of $1,961,000 for the estimated future amount of Class C units distribution fee and Class I units dealer manager fee payable. The Company is not required to determine its net asset value under GAAP and thus, the Company’s determination of net asset value per share for Class C units now varies from GAAP. In the prior periods, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than Class C units with the difference being the result of the future distribution fee deduction for Class C units. The Company has determined that such approach is not the most appropriate for determining net asset value per share for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company will not deduct the liability for estimated future distribution fees in its calculation of net asset value per share for Class C units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of September 30, 2017, each of the Class A, Class C and Class I units have the same net asset value per unit of $8.507. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). The increase in the net asset value per Class C unit from $8.267 as of March 31, 2017 to $8.507 as of September 30, 2017 is solely as a result of the change in the treatment of future distribution fees in the net asset value calculation discussed above and is not reflective of any increase in the value of the Company’s assets. Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.022 from $8.529 as of March 31, 2017 to $8.507 as of September 30, 2017 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second quarter of 2017. In addition, the Company failed to realize sufficient investment income during the second quarter of 2017 to cover operating expenses.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method invitees, (vii) beneficial interest in securitizations transactions and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. We are currently evaluating the potential impact of the pending adoption of ASU 2016-15 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Our investments are currently structured with both fixed and floating interest rates. Those structured with floating rates are referenced to LIBOR and incorporate fixed interest rate floors. If rates go down, interest income will not decrease from current levels. To the extent that interest rates go up substantially, these investments will accrue higher amounts of income than currently being realized. Returns on investments that carry fixed rates are not subject to fluctuations in interest rates, and will not adjust should rates move up or down.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, we sold an aggregate of 473,309 units of Class A, Class C, Class I and Class Y units to accredited investors for an aggregate amount of $4,047,068 pursuant to a private placement. SC Distributors, LLC served as the dealer manager in connection with the private placement. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

The above description of the unit repurchase program is a summary of certain of the terms of the unit repurchase program, which was amended effective September 30, 2017. Please see the full text of the unit repurchase program, which was filed as Exhibit 4.2 to a current report on Form 8-K filed with the SEC on March 14, 2017, for all the terms and conditions.

During the three months ended September 30, 2017, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
07/01/2017 - 07/31/2017	160,723	$9.025	160,723	991,217
08/01/2017 - 08/31/2017	—	—	—	991,217
09/01/2017 - 09/30/2017	—	—	—	991,217
Total	160,723	$9.025	160,723

During the three months ended September 30, 2017, we repurchased 160,723 units for a total of $1,450,525.  In addition, as of September 30, 2017, there were 52 repurchase requests for a total of 217,715 units that were pending which were processed by the Company between October 5 to October 11, 2017 at a price of $9.025 per unit.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

3.1

Certificate of Formation of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 (File No. 377-00015) filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2012.

3.2	Third Amended and Restated Limited Liability Company Operating Agreement. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on April 19, 2017.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on March 14, 2017.

4.2	Second Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 D to the Form 8-K filed with the SEC on March 14, 2017.

10.1	Dealer Manager Agreement, dated as of May 19, 2017, by and among TriLinc Global Impact Fund, LLC and SC Distributors, LLC.

10.2*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated November 10, 2017.

10.3

Series 1 Senior Secured Promissory Note among TriLinc Global Impact Fund Cayman, Ltd. and State Street Australia Ltd ACF Christian Super, dated as of August 7, 2017. Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on August 11, 2017.

10.4

Equitable Mortgage Over Shares by and between TriLinc Global Impact Fund Cayman, Ltd. and Series 1 Senior Secured Promissory Noteholders, dated as of August 7, 2017. Incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on August 11, 2017.

10.5

Facility Agreement among TriLinc Global Impact Fund Cayman, Ltd., Micro, Small & Medium Enterprises Bonds S.A., and Symbiotics SA, dated as of July 3, 2017. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 10, 2017.

10.6

Equitable Mortgage Over Shares by and between TriLinc Global Impact Fund Cayman, Ltd. and Micro, Small & Medium Enterprises Bonds S.A., dated as of July 3, 2017. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 10, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 13, 2017	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 13, 2017	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer