Form 10-K
period 2017-12-31
TriLinc Global Impact Fund LLC
filed 2018-04-02
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

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

As of March 26, 2018, the Company had outstanding 18,366,611 Class A units, 8,469,747 Class C units, 10,629,452 Class I units, 24,555 Class W units, 1,116,053 Class Y units and 5,877,513 Class Z units.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to deploy capital quickly and successfully, our ability to pay distributions to our unitholders, our reliance on TriLinc Advisors, LLC, or the Advisor, and TriLinc Global, LLC, or the Sponsor, strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our future operating results;
•	our ability to deploy capital quickly and successfully;
•	our ability to purchase or make investments;
•	our business prospects and the prospects of our borrowers;
•	the economic, social and/or environmental impact of the investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	our ability to make distributions to our unitholders;
•	the dependence of our future success on the general economy and its impact on the companies in which we invest;
•	the availability of cash flow from operating activities for distributions and payment of operating expenses;
•	the performance of our Advisor, our sub-advisors and our Sponsor;
•	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;
•	the ability of our borrowers to make required payments;
•	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
•	the lack of a public trading market for our units;
•	our limited operating history;
•	our ability to obtain financing;
•	the adequacy of our cash resources and working capital;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
•	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
•	the ability of our sub-advisors and borrowers to achieve their objectives;
•	the effectiveness of our portfolio management techniques and strategies;
•	failure to maintain effective internal controls; and
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 17. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2017, the Company has 13 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

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

Our investment objectives are to provide our unitholders current income, capital preservation and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior secured trade finance, senior secured loans, and other collateralized loans or loan participations to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we expect to provide growth capital financing generally ranging in size from $5-20 million per transaction for direct SME loans and $500,000 to $15 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets which have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we commended our initial public offering of up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in our primary offering, consisting of Class A units and Class C units at the initial offering prices of $10.00 per unit and $9.576 per unit, respectively, and Class I units at $9.025 per unit, which we refer to as the primary offering, and up to $250 million of units pursuant to our distribution reinvestment plan, which we refer to as the Distribution Reinvestment Plan, and which we collectively refer to as the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. In June 2013, we satisfied our minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017. Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the Distribution Reinvestment Plan.

Upon termination of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, which were reinvested on March 30, 2018, units issued pursuant to the Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Distributions declared for the month of March 2018 were reinvested at a price equal to $8.507 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of September 30, 2017, the most recently disclosed net asset value per unit at the time of reinvestment. Distributions declared for the month of April 2018 will be reinvested at a price equal to $8.466 per Class A unit, Class C units and Class I unit, which was the net asset value per unit as of December 31, 2017. Prior to March 30, 2018, units were issued pursuant to the Distribution Reinvestment Plan at a price equal to the greater of $9.025 per unit or the net asset value per unit of each class, as most recently disclosed by the Company in a public filing with the SEC. For more information regarding the amendment to the Distribution Reinvestment Plan, please see “Management’s Discussion and Analysis—Subsequent Events—Amendments to the Distribution Reinvestment Plan and Unit Repurchase Program.” We will offer units pursuant to the Distribution Reinvestment Plan until we sell all of $75 million worth of units, although our board may determine to terminate the offering prior thereto.

For the period from April 1, 2017 to December 31, 2017, we issued 971,564 of our units pursuant to the Distribution Reinvestment Plan for gross proceeds of approximately $8,762,000. In addition, for the period from April 1, 2017 to December 31, 2017, we issued 1,654,871 of our units for gross proceeds of approximately $14,204,000 pursuant to a private placement to accredited investors. As of December 31, 2017, we had issued 40,321,610 of our units, including 2,449,295 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $384,742,000 including approximately $22,100,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,780,000 and selling commissions of $16,905,000, for net proceeds of $363,057,000).

Our Dealer Manager

SC Distributors, LLC, or SC Distributors, a Delaware limited liability company formed in March 2009, served as our dealer manager for the Offering. Strategic Capital Advisory Services, LLC, or Strategic Capital, is an affiliate of our dealer manager and has an equity interest in our Advisor. Our dealer manager is a member firm of the Financial Industry Regulatory Authority, or FINRA. Our dealer manager receives dealer manager fees, selling commissions, distribution fees and other ongoing fees with respect to certain classes of units, and certain reimbursements for services relating to our Offering.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered investment adviser with the SEC. Led by its Chief Executive Officer and President, Gloria Nelund, its Chief Operating Officer and Chief Financial Officer, Brent VanNorman, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, Strategic Capital is entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Amended and Restated Advisory Agreement, dated as of February 25, 2014, by and between the Company and the Advisor, as renewed through February 25, 2019 (the “Advisory Agreement”). See “Investment Advisory Agreements and Fees” section below.

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

TriLinc Advisors has selected the following managers to act as sub-advisors:

•

The International Investment Group L.L.C. (IIG): an SEC Registered Investment Advisor founded in 1994 focusing primarily on developing and managing alternative investment vehicles involved in global trade finance. Through various affiliates, the company has deployed over $9 billion in commodity and trade finance transactions to small and medium enterprises, primarily in developing economies. IIG is headquartered in New York with additional representatives in Brazil, Chile, Colombia, Ecuador and Malta. IIG’s principals have well over 100 years of cumulative experience in commodity and trade finance investments as well as in developing economies. Selective in transaction sourcing and execution, and typically working in conjunction with a large network of legal advisors, banks, merchants, brokers, professional organizations, investors and local representatives, the firm has successfully pursued the international trade finance strategy despite volatile markets for almost 20 years. IIG serves as a primary sub-advisor.

•

Asia Impact Capital Ltd. (AIC): an investment firm advised by the founding principals of TAEL Partners Ltd. (“TAEL”) and established to provide investment management services to us. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long term track records and diverse investment capabilities across Southeast Asia. TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. TAEL’s founding principals have over 75 years of collective Asian market investment experience. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL generally enjoys an absence of competitive bidding, and is often able to undertake investments at attractive pricing levels. TAEL has over $15 billion in credit transaction experience. AIC serves as a primary sub-advisor.

•

GMG Investment Advisors, LLC (GMG): based in New York, GMG is a specialized asset management firm focused on private credit investments in global emerging markets with over $85 million in transaction experience. The firm was co-founded in 2010 by Greg Gentile, former Head of Latin America Credit at both Lehman Brothers and Barclays Capital. He was joined by two additional senior partners who also held previous trading roles at Lehman Brothers. GMG’s principals have combined experience of 50 years. GMG invests primarily in the debt of SMEs, as well as securitizations and other asset backed transactions, which are structured in-house. The firm also co-manages a fund and a specialty lending company focused on microfinance lending and socially responsible debt. GMG serves as a secondary sub-advisor.

•

Barak Fund Management Ltd. (Barak): is an Africa-based asset management company founded in 2008 that is focused on providing trade finance to small and middle market companies. Barak specializes in sourcing and originating mainly commodity and agricultural-related transactions with strong collateral characteristics. With affiliate offices in Mauritius and South Africa, the Barak team is positioned to source and take advantage of the numerous opportunities that arise in some of the world’s fastest growing economies. Barak has completed over $2.4 billion in transactions since its inception. Barak’s two founding principals have more than 35 years of combined experience in trading, international banking and private equity investment in Africa. Both possess specialist expertise and proven track records in the agricultural and commodities sectors, developed at a variety of world class institutions such as Standard Bank, Absa, Barclays and Rand Merchant Bank. Barak serves as a secondary sub-advisor.

•

Helios Investment Partners, LLP (Helios): is an Africa-focused private investment firm managing funds totaling over $3 billion. Established in 2004 and based in London, Nigeria, and Kenya, Helios has invested in companies that operate in more than 35 countries across the African continent. Differentiated by a combination of world-class investment skills, deep local and international networks, and a thorough understanding of the African environment, the firm’s diverse investor base comprises a broad range of the world’s leading investors, including sovereign wealth funds, corporate and public pension funds, endowments and foundations, funds of funds, family offices and development finance institutions across the US, Europe, Asia and Africa. The Helios senior credit team members collectively have more than 95 years of investment experience in institutional lending, debt structuring, trading and risk management with previous tenures at leading financial institutions including Goldman Sachs, Bank of America N.A., Citibank N.A. and Renaissance Financial Holdings Limited and have completed over $4.8 billion in debt transactions across Africa. These investment professionals lead the Helios credit team’s disciplined loan structuring and diligent risk management processes and procedures to create attractive investment and impact opportunities for the Company’s term loan strategy throughout Sub-Saharan Africa. As one of the leading investment firms in the region, Helios’ regional networks will support the credit team’s mandate to provide financing to companies not well-served by banks or equity investors. Helios serves as a secondary sub-advisor.

•

TRG Management LP (“TRG,” d/b/a The Rohatyn Group): Founded in 2002, TRG is one of the leading emerging markets asset management firms. The firm and its affiliates manage assets of more than $5.5 billion with product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate. TRG is headquartered in New York, with offices around the globe including Brazil, Mexico, Peru, Uruguay, Argentina, India, Singapore, Hong Kong and London. TRG’s Latin American Credit Team (“LACT”) is composed of four senior members, the majority of whom have been with the firm since 2004. Collectively, the principals have over 100 years of investment experience in institutional lending, debt structuring, sales and trading, and high-yield distressed debt transactions with previous tenures at leading financial institutions including J.P. Morgan, Citibank, Merrill Lynch, BBVA and the World Bank. With a deep network of relationships throughout Latin America, LACT has deployed over $490 million, since 2004, in credit transactions in some of the region’s most predominant sectors, including the utility, telecommunications, retail, and energy industries. TRG’s disciplined investment process, diligent investment administration and operations infrastructure, and strong emerging market investment track record support LACT and its strategy to create substantial value for its investors and SMEs that are currently underserved by traditional banks and financial intermediaries operating in the region. TRG serves as a secondary sub-advisor.

•

Alsis Funds, S.C. (“Alsis”): is a Latin America-focused asset management firm with offices in Mexico City and Miami that has deployed over $257 million, including over $110 million asset-based lending, since its inception in 2007. Alsis is managed by a team of locals with significant experience, market knowledge, and extensive in-country networks. While Alsis’ investment activity is primarily in Mexico, the firm has proven to be a critical provider of capital to the growing SME segment and real estate industry across the region, with an attractive track record of deployed capital and realized returns in key growth industries. Alsis executes its SME strategy through a direct private lending approach that focuses on transactions that can be collateralized by purchase contracts with strong off-takers and also targets companies seeking financing backed by financial assets or real estate assets. Alsis’ principals possess over 65 years of combined experience in transaction sourcing, underwriting, credit analysis, and asset management, at firms such as J.P. Morgan Chase, Deutsche Bank, Bear Stearns, and BBVA Bancomer. Alsis serves as a secondary sub-advisor.

•

Scipion Capital, Ltd. (“Scipion”): is a Sub-Saharan Africa-focused investment management firm that has deployed over $450 million in trade finance transactions since its inception in 2007. Headquartered in London, with an office in Geneva and investment team member presence in Botswana and South Africa, the firm focuses its investment strategy on managing a diversified portfolio of trade finance assets across multiple industries, geographies, and financing structures. More specifically, Scipion’s emphasis on short duration and self-liquidating transactions is a cornerstone of its investment strategy and has translated into an attractive track record of risk-adjusted returns and a reputation as one of the leading trade finance managers in the region. Scipion accomplishes its value proposition through the provision of short-term liquidity, usually with facility tenors of 120 days or less, to SMEs engaged in export and import-related transactions that would otherwise not have time-efficient access to finance from local financial institutions. Furthermore, Scipion’s investments pursue strong collateral coverage profiles consisting of inventory and accounts receivables. Scipion’s principals execute the firm’s strategy through over 55 years of combined experience in banking, emerging markets, and trade finance in Africa, at firms such as Credit Suisse, Citicorp Investment Bank, Standard Chartered Bank, and Barclays. Scipion serves as a secondary sub-advisor.

•

EuroFin Investments Pte Ltd. and EFA RET Management Pte Ltd. (the “EFA Group”): is a Southeast Asia-headquartered asset manager that specializes in term loan and trade finance strategies, respectively, through its affiliated firms. Since inception in 2003, EFA Group has deployed over $5.4 billion in trade finance and term loan transactions globally, including over $107 million in term loan transactions in the Company’s target geographies of Vietnam, Malaysia, Indonesia, and Philippines. Headquartered in Singapore with offices in London, Geneva, Istanbul, and Dubai, EFA Group is a signatory to the United Nations-supported Principles for Responsible Investment and is managed by an experienced team of investment professionals with in-depth market knowledge and extensive in-country networks. EFA Group’s term loan strategy leverages robust track records, credit histories, and relationships with borrowers from its trade finance portfolio. The synergy between the affiliated firms capitalizes on proprietary information and market intelligence, enabling EFA Group to execute structured senior secured mid-term loans to middle-market enterprises operating along the region’s real economy value chains. Through its complementary lending strategies, EFA Group structures term loan products with strong collateral packages that include hard assets as well as service contracts, inventory, and share pledges. The execution of EFA Group’s term loan strategy is led by the firm’s principals who have 69 years of combined experience in lending strategies throughout the region, including past tenures at Rabobank Singapore, Noble Trade Finance Limited, FINCO Asia, PwC, and Calyon CIB. EFA Group’s investment activities are supported by a global network of more than 50 employees who provide strategic deal origination, credit underwriting, asset management, operations, and financial administration expertise. EFA Group’s experienced team and extensive track record of facilitating timely and flexible financing to growth-stage enterprises in the region is deepened by a diverse investor base, including top-tier pension funds, insurance companies, funds of funds, and family offices.

•

TransAsia Private Capital Ltd. (“TransAsia”): is a Hong Kong based asset management firm, established in 2013, focusing on extending short-and long-term trade finance to mid-sized private companies in South and Southeast Asia, such as trading companies, agricultural producers, and manufacturers, who sell directly to overseas buyers. Since its inception, TransAsia has deployed approximately $350 million in over 850 Asian trade finance transactions with no default losses. TransAsia’s extensive in-country network allows the firm to leverage its reputation in the region to strengthen historical relationships and develop new relations with prospective clients. TransAsia’s competitive advantage is supported by its sophisticated institutional investor base. TransAsia has recognized that over the past five years, the demand for Asian trade finance, particularly for longer-dated transactions, has outpaced supply due to changes in regulatory capital requirements. TransAsia aims to reduce the widening gap in the lending market, created in large part by banks that have reallocated credit lines to larger borrowers. TriLinc’s partnership with TransAsia will provide longer dated trade finance and term loans to borrowers in Indonesia, Malaysia, Philippines, Cambodia, Thailand, Singapore, and Hong Kong, matching the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options. TransAsia’s three principals are well-versed in Asian debt asset management with 90 years of combined experience in banking, private equity, and private debt. Each partner has robust experience in Asian markets developed at leading global financial institutions such as Lloyds, Chase Bank, Income Partners Asset Management, MeesPierson/Fortis Bank, and HypoVereinsbank. TransAsia’s strong credit analysis and structuring expertise is further supported by an in-house credit scoring system that is used for risk structuring, management, and monitoring.

•

Africa Merchant Capital Group (“AMC”): is a U.K.-based boutique merchant banking services business founded in 2012, that established AMC Trade Finance (“AMCTF”) in 2016 in order to implement its middle market trade finance strategy in Sub-Saharan Africa. The global regulatory environment has reduced commercial banks’ appetite to deploy funds into the African trade finance market, and non-banking sectors have insufficient capital resources, leaving the SME sector underfunded. AMCTF aims to increase the availability of trade finance for domestic and regional trade in Sub-Saharan Africa through offering a range of flexible short term trade finance product solutions. The AMCTF product range includes off-balance sheet stand-alone transactional facilities, back-to-back Letter of Credit (“LC”) facilities, trade-receivable discounting, supplier cash payments and documentary collections. AMCTF actively works with their borrowers to understand their needs, and structures solutions that complement each borrower’s operations, as well as their banking arrangements, and works alongside commercial banks that issue the letters of credit to guarantee payments. AMCTF’s principals have over 80 years of combined experience in banking, corporate finance, trade finance, and emerging markets, including past tenures at GLI Finance, Legion Trade Finance, Barclays, Wells Fargo, Templewood Merchant Bank, Scipion Capital, First Rand Group and ABSA, and have completed over $1.5 billion in trade finance transactions. AMCTF is able to draw upon its unique expertise and networks, enabling consistent asset origination, credit structuring and risk management, and merchant financing services. TriLinc’s partnership with AMCTF will help to provide short term trade finance to borrowers trading into or out of most countries in Sub-Saharan Africa, including Botswana, Mauritius, Namibia, Kenya, South Africa, Nigeria, Ghana, Tanzania, Uganda, and Zambia, responding to the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options.

•

CEECAT Capital Limited & CCL Investments SARL (collectively “CCL Capital” or “CCL Investments”): Established in 2014, CCL Capital is a European-focused spin-off of ADM Capital group (“ADM Capital”), which has specialized in recovery, special situations and stressed opportunities across Asia since 1998, and in the Central and Eastern Europe, Central Asia and Turkey (“CEECAT”) region since 2005. CCL Capital manages all of ADM Capital’s legacy assets in the CEECAT region and focuses on extending private credit to SMEs who cannot access regular bank financing due to factors such as local regulatory restrictions on bank lending, illiquidity or stress in the banking sector, delays in the bank approval process, collateral coverage mismatch for local banks, among others.  CCL Capital’s principals have 42 years of combined experience in corporate and structured finance, cash equity sales and equity derivative sales, including past tenures at Merrill Lynch, DEG, The World Bank, IFC, KPMG Transaction Services,  and Allen & Overy, and have completed a total of ~$299 million (equivalent to €255 million) in debt investment deals across the CEECAT region. CCL Capital has a demonstrated track record in establishing, operating, managing and advising funds that invest in companies across the region through utilizing their strong cultural knowledge of the local legal jurisdictions and regulatory compliance requirements. TriLinc’s partnership with CCL Capital will provide term loans to borrower companies primarily operating in Bulgaria, Croatia, Hungary, Romania, Serbia, Slovakia, and Slovenia. Following the 2008 financial crisis, SMEs have found it challenging to source capital in the CEECAT region given the dominance of foreign-owned banks in the local markets and the consequent withdrawal of capital once the financial crisis hit. The SME sector represents 90% of all corporations in the region and is a major source of employment, production and income tax. SMEs possess a number of constraints when seeking growth capital, including insufficient access to capital markets, lack of financial management, insufficient equity capital, and difficulty in accessing bank finance. With scarce access to capital, CCL Capital is able to scale this market by being one of the few private debt providers targeting SMEs in this region. CCL Capital differentiates itself from traditional bank lenders by structuring its facilities to focus on improving corporate governance by working closely with the borrower’s management team to improve the finance functions of the borrower company, such as accounting transparency, better financial planning, and cash flow management. CCL Capital implements improvements in the areas of operations, strategy, and environmental and social practices for its borrowers. The directors appointed by CCL Capital strengthen the borrower’s corporate governance through active participation and by establishing the functions and operations of the board. Critical environmental and social roadmaps are identified during the due diligence phase with the help of third party consultants, who are often employed by CCL to further counsel and monitor the implementation of post investment action plans and management systems against the IFC Performance Standards. Since capital is scarce for SMEs in Emerging Europe, CCL Capital believes that the ultimate goal of their facilities is to see their investee companies access the formal banking sector by demonstrating strong financial ratios, improved governance, and a track record of responsible financial management.

TriLinc Advisors is a joint venture between our Sponsor and Strategic Capital. The purpose of the joint venture is to permit our Advisor to capitalize upon the expertise of our Sponsor’s management team as well as the experience of the executives of Strategic Capital in providing advisory services in connection with the formation, organization, registration and operation of entities similar to us. Strategic Capital provides certain services to, and on behalf of, our Advisor, including but not limited to formation and advisory services related to our formation, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services.

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

The majority of our investments have been and will continue to be senior secured trade finance, senior secured loans and other collateralized loans or loan participations to SMEs with established, profitable businesses in developing economies. With our sub-advisors, we provide growth capital financing generally ranging in size from $5-20 million per transaction for direct SME loans and $500,000 to $15 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing sound due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

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

During the year ended December 31, 2017, we invested, either through direct loans or loan participations, approximately $323.2 million across 37 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of approximately $196.6 million. During the year ended December 31, 2016, we had invested approximately $252.2 million across 33 portfolio companies and received repayments of $150.2 million.

At December 31, 2017, our portfolio included 43 companies and was comprised of $78,573,493 or 23.4% in senior secured term loans, $119,165,378 or 35.6% in senior secured term loan participations, $111,030,621 or 33.1% in senior secured trade finance participations, and $26,500,000 or 7.9% in short term investments. At December 31, 2016, our portfolio included 32 companies and was comprised of $28,673,487 or 14.1% in senior secured term loans, $58,450,761 or 28.7% in senior secured term loans participations, and $116,671,565 or 57.2% in senior secured trade finance participations.

As of December 31, 2017, we had the following investments:

Description	Sector	Industry Classification (1)	Country	Interest	Maturity (2)	Principal Amount	Fair Value
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	13.50%	10/31/2022	$15,739,999	$15,714,764
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	China	12.00%	6/22/2021	10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021	3,157,735	3,157,735
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2020	15,000,000	15,000,000
Wate to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50%	7/27/2021	11,315,000	11,315,000
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021 - 4/2/2021	6,840,000	6,840,000
Clean Diesel Distributor	Bulk Fuel Stations and Terminals	Responsible Fuel Storage	Peru	11.33%	7/29/2019	15,000,000	16,545,994
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	12.04%	6/30/2021	4,740,000	4,740,000
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	2,851,296	2,851,296
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	13.50%	8/21/2021	15,807,931	15,807,931
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021	15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	11.66%	8/31/2021	18,527,237	18,527,237
Infrastructure and Logistics Provider	Street Construction	Infrastructure Development	Indonesia	20.00%	11/22/2019	10,909,500	10,861,658
Vessel Operator	Metals & Mining	Responsible Metals Production	Indonesia	11.00%	6/8/2020	3,332,336	3,332,336
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.82%	3/31/2023	12,464,320	12,464,320
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	12.50%	8/15/2021	15,529,353	15,411,497
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	16.54%	9/16/2020	13,407,670	13,353,503
Diaper Manufacturer	Consumer Products	Responsible Consumer Goods Production	Peru	12.00% - 13.00%	7/28/2021	4,960,000	4,960,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.00%	11/16/2019	1,355,600	1,355,600
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	5/1/2018	12,500,000	12,500,000
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	9/30/2018	6,000,000	6,000,000
Beef Exporter	Meat, Poultry & Fish	Sustainable Dairy Production	Argentina	11.50%	11/29/2017	9,000,000	9,000,000
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	8.75% - 9.00%	8/31/2017 - 2/22/2018	12,000,000	12,000,000
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	1,326,687	1,326,687
Shrimp Exporter	Fresh or Frozen Packaged Fish	Sustainable Aquaculture & Processing	Ecuador	9.25%	9/4/2018 - 10/22/2018	3,338,520	3,338,520
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	8/18/2018	351,559	351,559
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	881,800	881,800
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	10.00%	10/29/2017 - 4/29/2018	14,388,525	14,388,525
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	9.50%	1/4/2018 - 2/19/2018	15,000,000	15,000,000
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	10.0% - 11.5%	11/16/2017 - 12/27/2020	11,957,864	11,957,864
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	11.82%	11/8/2018	3,500,000	3,500,000
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	7,349,626	7,349,626
Cocoa Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/7/2018 - 9/29/2018	1,936,600	1,936,600
Cocoa Distribution	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/19/2018	1,846,170	1,846,170

Cocoa Producer	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/19/2018	764,280	764,280
Cocoa Trader	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/19/2018 - 9/27/2018	1,205,450	1,205,450
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	12.00%	5/22/2015	785,806	726,729
Mine Remediation Company	Metals & Mining	Land Remediation	South Africa	17.50%	9/28/2017	1,234,145	1,234,145
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	1/30/2018	1,080,000	1,080,000
Metals Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	United Kingdom	9.50% - 10.14%	12/31/2017 - 5/8/2018	4,296,451	4,296,451
Citrus Producer	Food Products	Sustainable Agriculture & Agroprocessing	Uruguay	9.00%	2/3/2018 - 7/26/2018	346,215	346,215
Financial Services Provider	Financial Services	Short Term Notes	Cayman Islands	7.50%	2/28/2018	10,000,000	10,000,000
Energy Commodity Trading	Petroleum and Petroleum Products	Short Term Notes	United Kingdom	8.88% - 9.15%	1/31/2018 - 2/28/2018	16,500,000	16,500,000

Total Investments							$335,269,492

1    In prior periods, the Company has used Standard Industrial Classification (SIC) codes for purposes of presentation of its investments in publicly filed and other offering documents. There are several industry classification systems widely used by the investment industry and there is no specific industry classification system the Company is required to use either internally or in its public materials. The Company believes that the traditional industrial classification systems, including SIC codes, do not accurately reflect the sustainable nature of certain of the Company’s investments and, in some cases, may be misleading. Therefore, starting with the quarter ending December 31, 2017, the Company has determined to use a Company created industry classification system for presentation of its investments, which the Company believes will be more appropriate in light of the sustainable nature of the Company’s investments.

2  Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

As of December 31, 2017, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$1,080,000	0.3%
Access to Technology	30,103,289	9.0%
Inclusive Finance	7,897,735	2.3%
Infrastructure Development	42,081,086	12.5%
Land Remediation	1,234,145	0.4%
Recycling	18,664,626	5.6%
Responsible Consumer Goods Production	6,315,600	1.9%
Responsible Fuel Storage	32,045,994	9.6%
Responsible Industrial Goods Distribution	15,000,000	4.5%
Responsible Logistics Management	25,817,823	7.7%
Responsible Metals Distribution	29,296,451	8.7%
Responsible Metals Production	3,332,336	1.0%
Responsible Natural Resources Distribution	11,957,864	3.6%
Responsible Power Generation	18,527,237	5.5%
Short Term Notes	26,500,000	7.9%
Sustainable Agriculture & Agroprocessing	39,885,227	11.9%
Sustainable Aquaculture & Processing	3,690,079	1.1%
Sustainable Dairy Production	15,000,000	4.5%
Sustainable Forestry	6,840,000	2.0%
Total	$335,269,492	100.0%

The industrial and geographic composition of our portfolio at fair value as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$15,351,296	4.6%	$22,851,296	11.2%
Bulk Fuel Stations and Terminals	16,545,994	4.9%	15,437,474	7.6%
Chemicals and Allied Products	15,000,000	4.5%	—	—
Coal and Other Minerals and Ores	31,254,315	9.4%	6,574,351	3.2%
Commercial Fishing	351,559	0.1%	1,058,273	0.5%
Communications Equipment	—	0.0%	6,111,941	3.0%
Consumer Products	10,960,000	3.3%	9,900,000	4.9%
Drugs, Proprietaries, and Sundries	1,080,000	0.3%	—	—
Electric Services	18,527,237	5.5%	19,500,000	9.6%
Farm Products	7,960,987	2.4%	3,142,480	1.5%
Fats and Oils	12,000,000	3.6%	6,000,000	2.9%
Fertilizer & Agricultural Chemicals	—	0.0%	5,078,526	2.5%
Financial services	10,000,000	3.0%	—	—
Freight Transportation Arrangement	12,464,320	3.7%	—	—
Fresh or Frozen Packaged Fish	3,338,520	1.0%	5,037,134	2.5%
Food Products	1,072,944	0.3%	740,690	0.4%
Groceries and Related Products	3,500,000	1.0%	11,195,862	5.5%
Hotels and Motels	15,807,931	4.7%	17,000,000	8.3%
Land Subdividers and Developers	15,411,497	4.6%	—	—
Logging	6,840,000	2.0%	—	—
Lumber and Other Construction Materials	—	0.0%	11,483	0.0%
Meat, Poultry & Fish	9,000,000	2.7%	9,675,717	4.7%
Metals & Mining	4,566,481	1.4%	2,234,145	1.1%
Miscellaneous Plastics Products	—	0.0%	161,018	0.1%
Packaged Foods & Meats	—	0.0%	500,000	0.2%
Personal Credit Institutions	3,157,735	0.9%	—	—
Petroleum and Petroleum Products	32,000,000	9.5%	—	—
Primary Nonferrous Metals	—	0.0%	3,000,000	1.5%
Primary Metal Industries	—	0.0%	6,000,000	2.9%
Programming and Data Processing	15,714,764	4.7%	10,236,013	5.0%
Refuse Systems	11,315,000	3.4%	—	—
Rental of Railroad Cars	—	0.0%	4,411,650	2.2%
Secondary Nonferrous Metals	17,349,626	5.2%	7,649,945	3.8%
Short-Term Business Credit	4,740,000	1.4%	—	—
Soap, Detergents, and Cleaning	1,355,600	0.4%	2,000,000	1.0%
Street Construction	10,861,658	3.2%	14,927,195	7.3%
Telephone and Telegraph Apparatus	14,388,525	4.3%	—	—
Water Transportation	13,353,503	4.0%	13,360,620	6.6%
Total	$335,269,492	100.0%	$203,795,813	100.0%

	As of December 31, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$39,500,000	11.8%	$31,000,000	15.2%
Botswana	4,740,000	1.4%	—	—
Brazil	18,566,060	5.5%	13,087,309	6.4%
Cabo Verde	15,807,931	4.7%	17,000,000	8.3%
Cayman Islands	10,000,000	3.0%	—	—
Chile	1,326,687	0.4%	2,234,915	1.1%
China	10,000,000	3.0%	—	—
Colombia	3,157,735	0.9%	—	—
Ecuador	3,690,079	1.1%	6,095,407	3.0%
Ghana	34,027,237	10.2%	19,500,000	9.6%
Guatemala	881,800	0.3%	907,565	0.4%
Hong Kong	41,346,389	12.3%	—	—
Indonesia	14,193,994	4.2%	17,927,195	8.8%
Kenya	12,464,320	3.7%	161,018	0.1%
Malaysia	15,000,000	4.5%	—	—
Mauritius	3,500,000	1.0%	11,195,862	5.5%
Mexico	11,315,000	3.4%	—	—
Morocco	7,349,626	2.2%	7,649,945	3.8%
Namibia	15,411,497	4.6%	500,000	0.2%
New Zealand	6,840,000	2.0%	—	—
Nigeria	19,106,003	5.7%	13,360,620	6.6%
Peru	21,505,994	6.4%	19,337,474	9.5%
Singapore	—	—	10,000,000	4.9%
South Africa	1,960,874	0.6%	14,174,143	7.0%
United Arab Emirates	1,080,000	0.3%	—	—
United Kingdom	20,796,451	6.2%	6,585,834	3.2%
Zambia	1,355,600	0.4%	13,078,526	6.4%
Uganda	—	0.0%	—	—
Uruguay	346,215	0.1%	—	—
Total	$335,269,492	100.0%	$203,795,813	100.0%

As of December 31, 2017, our largest investment represented approximately 5.8% of our net assets or 5.5% of our total portfolio.

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

On an annual basis, an updating assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. Annual external assurance of impact metrics data will be completed by an independent, third party provider. In February 2015, we engaged Moss Adams LLP, with the approval of our Audit Committee, to perform an independent review of certain impact data which will be reported once the Company reaches a statistically significant sample of borrower companies that have been in our portfolio for at least one year. In February 2018, the Company issued its second Sustainability and Impact Report as of June 30, 2017.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2017 and 2016, we had borrowings amounting to $28,160,000 and $1,635,000, respectively. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2017 and 2016, all our investments were denominated in U.S. Dollars and, accordingly, we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,422,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse the Company for an additional $4,238,700 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative Company expenses to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company expenses. If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, the Company will apply the excess amount (the “Excess Amount”) as follows: (i) first, the Company will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on behalf of the Company, which generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, the Company will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on the Company’s behalf until all such management fees and incentive fees accrued to date have been reimbursed. The Company has not met the Reimbursement Hurdle for the quarter ended December 31, 2017. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable. The Sponsor may demand the reimbursement of our cumulative expenses covered by the Responsibility Agreement to the extent we exceed the Reimbursement Hurdle during any quarter. The Company cannot predict if or when this may occur.

Investment Advisory Agreements and Fees

We pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Advisory Agreement. For the years ended December 31, 2017 and 2016, the Company incurred $6,484,850 and $4,172,643, respectively in management fees and $4,599,941 and $3,319,149, respectively in incentive fees to our Advisor. During the years ended December 31, 2017 and 2016, our Sponsor made expense support payments to the Company under the Responsibility Agreement amounting to $0 and $842,468, respectively, for management fees and $2,701,511 and $2,970,292, respectively, for incentive fees.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Although these exemptions will be available to us, they will not have a material impact on our public reporting and disclosure. As of December 31, 2017, we are deemed a “smaller reporting company” under the Securities Exchange Act of 1934, or the Exchange Act, and as long as we continue to qualify as a smaller reporting company, we are permanently exempt from compliance with the auditor attestation of internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. In addition, because we have no employees, we do not have any executive compensation or golden parachute payments to report in our periodic reports and proxy statements.

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

Concentration of credit risk

At December 31, 2017, our portfolio of $335,269.491 (at fair value) included 43 companies and was comprised of $78,573,493 or 23.4% in senior secured term loans, $119,165,378 or 35.6% in senior secured term loan participations, $111,030,621 or 33.1% in senior secured trade finance participations, and $26,500,000 or 7.9% in short term investments. Our largest loan by value was $18,527,237 or 5.5% of our total portfolio. Our 5 largest loans by value comprised 24.8% of our portfolio at December 31, 2017. Participation in loans represented 68.7% of our portfolio at December 31, 2017.

Employees

We have no employees. Pursuant to the terms of the Advisory Agreement, the Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for these services.

Additional Information

Our internet address is www.trilincglobalimpactfund.com. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

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

Most of our investments consist and will continue to consist of loans and other fixed income instruments either originated in private transactions directly from borrowers or via participating agreements with direct lenders and the borrower. Investments may be subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities or react to changes in the market. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a public company to the extent that the Company, its Advisor, or respective officers, employees or affiliates have material non-public information regarding such company.

We may not raise sufficient capital to sustain our operations or the operations of our Sponsor and Advisor

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. As of December 31, 2017, the Sponsor has agreed to pay a cumulative total of approximately $16.7 million of operating expenses. If we fail to raise sufficient capital, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2017, 68.5% of our investment portfolio consisted of participations in loans.

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

In addition, pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. Our Sponsor is under no obligation to continue to pay our operating expenses and, if our Sponsor does not absorb our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor determined not to pay for any operating expenses for the fourth quarter of 2017. Commencing with distributions payable for the month of March 2018, our board of managers approved a decrease in our daily distribution rate from $0.00197808 to $0.00168675 per unit, per day (less the ongoing fees applicable to certain classes of units which reduce the amount of distributions paid to the applicable unitholders). Our Sponsor is under no obligation to pay our operating expenses in the future, and if our Sponsor chooses not to pay our operating expenses and we do not generate sufficient investment income to cover our operating expenses, our distributions to our unitholders may further be reduced. In addition, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement if and when the Company has met the Reimbursement Hurdle. Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

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

As of December 31, 2017, we had not engaged in any hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

In order to achieve our investment objectives and our originally anticipated returns, we will need to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our unitholders. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected and we may be unable to pay distributions. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our unitholders. Furthermore, borrowing money for investments increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of units to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and that we will be unable to meet the other covenants or requirements of the credit agreements. In addition, our ability to pay distributions or incur additional indebtedness may be restricted by our credit agreements. If the value of our assets declines, we may be required to liquidate a portion or our entire investment portfolio and repay a portion or all of our indebtedness at a time when liquidation may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our unitholders

All of our outstanding debt is collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets and if we default on the payment our creditholders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2017, we have $28,160,000 debt outstanding with a debt to equity ratio of 8.8%.

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

As of December 31, 2017, we have $28.2 million in total debt, which require balloon payments as follows: $0.4 million due in February 2018, $22.8 million due in July 2020, and $5 million due in in August 2021.

We may be unable to invest a significant portion of our raised capital on acceptable terms or within the time period we anticipate.

Delays in investing our raised capital may impair our performance. We may be unable to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from our private placement of units, our notes offerings or future offerings on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We expect to invest proceeds we receive from our raised capital in short-term, highly-liquid investments until we use such funds to invest in assets meeting our investment objectives. The income we earn on these temporary investments is not substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our capital raises and distributions. Therefore, delays in investing proceeds from our raised capital could impact the amount of and our ability to generate cash flow for distributions.

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

We anticipate maintaining an average portfolio duration in excess of two years with regard to our debt investments. As a result, our unitholders should not expect liquidity, if any, to occur over the near term. In addition, we expect that any warrants or other return enhancements that we receive when we make loans may require several years to appreciate in value and may not appreciate at all.

Prepayments by our borrowers could adversely impact our operating results, reducing total income and increasing the number of investments the Company will have to execute.

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2017 and 2016, we did not receive any such material prepayments.

Non-payment by our borrowers would prevent us from realizing expected income and could result in the decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal and, as of December 31, 2017, we had six borrowers who had failed to make repayment of principal and interest. Four of these borrowers have also been placed on non-accrual status. When this occurs, we may fail to realize expected income and, in some instances, this could possibly result in a write-down of the value of under-performing loans as well as our net asset value.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2017 and 2016, we have made loans to companies located in Argentina, Brazil, Cabo Verde, Cayman Islands, Chile, China, Colombia, Ecuador, Ghana, Guatemala, Hong Kong, Indonesia, Italy, Kenya, Malaysia, Mauritius, Mexico, Morocco, Namibia, New Zealand, Nigeria, Peru, Singapore, South Africa, Tanzania, the United Arab Emirates, the United Kingdom, Uruguay, and Zambia. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

As of December 31, 2017, all our investments are denominated in U.S. dollars. In the future, some of our investments are likely to be denominated in a foreign currency and will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but effective hedging instruments may not be available in all cases, or may not be available at economically-feasible pricing or that hedging strategies may not be effective.

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

We pay substantial compensation to our Advisor, our dealer manager and their respective affiliates, which may be increased by our independent managers. The fees we pay in connection with the agreements entered into with our Advisor and our dealer manager were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

As of December 31, 2017, we have paid fees totaling approximately $23,626,000 to our Advisor or its affiliates and $21,685,000 to our dealer manager or its affiliates. The compensation paid to our Advisor, our dealer manager and their respective affiliates for services they provide us pursuant to the Advisory Agreement and the Dealer Manager Agreements was not determined on an arm’s-length basis. A third party unaffiliated with us may be willing and able to provide certain services to us at a lower price.

In addition, subject to limitations in our operating agreement, the fees, compensation, income, expense reimbursements, interests and other payments payable to our Advisor, our dealer manager and their respective affiliates may increase in the future from those previously disclosed, if such increase is approved by a majority of our independent managers.

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

The management compensation structure that has been implemented under the Advisory Agreement, with our Advisor may cause our Advisor to invest in higher-risk investments or take other risks. In addition to its asset management fee, our Advisor is entitled under the Advisory Agreement to receive subordinated incentive compensation based in part upon our achievement of specified levels of net cash flows. The incentive fee payable by us to our Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable from operations, sales or other sources is determined, which is calculated as a percentage of our net cash flows, may encourage our Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our unitholders.

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

Avoiding Publicly Traded Partnership Status

No transfer of an interest may be made if it would result in the Company being treated as a publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended, or the Code. We may, without the consent of any unitholder, amend our operating agreement in order to improve, upon advice of counsel, the Company’s position in avoiding such publicly traded partnership status for the Company (and we may impose time-delay and other restrictions on recognizing transfers or on repurchases pursuant to unit repurchase program as necessary to do so). Furthermore, we, upon advice of counsel, may restructure the Company (including the creation or liquidation of subsidiary entities) and/or enter into any agreements that we deem necessary, without the prior approval of the unitholders, if such activities are reasonably determined by us, in our sole discretion, to avoid the Company being characterized as a publicly traded partnership under the Code that is taxable as a corporation.

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

The payment of the distribution fee over time with respect to the Class C units, certain Class I units, and Class W units is deemed to be paid from cash distributions that would otherwise be distributable to such unitholders. Accordingly, the holders of Class C units, certain Class I units, and Class W units will receive a lower cash distribution to the extent of such unitholders’ obligation to pay such fees. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the Company allocable to the Class C, certain Class I, and Class W unitholders may, therefore, exceed the amount of cash distributions made to such unitholders.

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

Pursuant to legislative changes enacted in the Bipartisan Budget Act of 2015, which are effective for tax years beginning in 2018, the IRS may, in certain circumstances, collect taxes (together with applicable interest and penalties) directly from the Company following a determination that the Company has underreported taxable income to our unitholders with respect to such years.  The payment of such taxes by the Company would reduce the funds available for distribution by the Company, and could adversely affect the value of our units.

No Rulings

We will not seek rulings from the IRS with respect to any of the federal income tax considerations. Thus, positions to be taken by the IRS as to tax consequences could differ from positions taken by us.

Recent Tax Reform may Adversely Affect the Company, its Subsidiaries or Unitholders

On December 22, 2017, President Trump signed into law P.L. 115-97, informally titled the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes significant changes to the Code, including a number of provisions that could affect the taxation of the Company, its subsidiaries or unitholders. The Tax Act limits the ability of taxpayers to utilize certain tax attributes, including the following:

•

The amount of business interest expense that may be deducted in a particular year generally cannot exceed the sum of (i) the taxpayer’s business interest income, and (ii) 30% of its taxable income, as adjusted.

•

A new limitation restricts the ability of non-corporate taxpayers to deduct excess losses incurred in businesses. Any loss that is disallowed as an excess business loss is treated as a net operating loss carryover to the following tax year.

•	Net operating losses carried forward to a subsequent tax year may not reduce more than 80% of the income generated in the subsequent year.

The Tax Act also requires taxpayers to recognize certain income for tax purposes not later than the taxable year in which such income is taken into account in an applicable financial statement, which may, in some cases, accelerate the taxation of our income. Also, although non-corporate owners of pass-through entities, including partnerships, are eligible for a new deduction under the Tax Act of up to 20% of their share of the amount of business income generated by the entity, this deduction will generally not be available to unitholders with respect to their income from the Company, which could adversely affect the value of units in the Company relative to investments in other pass-through vehicles. In addition, new provisions in the Tax Act that relate to the taxation of certain foreign earnings could, depending on their application to the Company or its subsidiaries, have adverse tax consequences.

The individual and collective impact of these and other provisions of the Tax Act on the Company and its subsidiaries and unitholders is uncertain, and may not become evident for some period of time.

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

If the Company or any of our subsidiaries is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our unitholders’ investment return or impair our ability to conduct our business as planned.

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

The units that may be offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, our unitholders should not rely on our unit repurchase program as a method to sell units promptly because our unit repurchase program includes numerous restrictions that limit the unitholders’ ability to sell our units to us, and our board of managers may amend, suspend or terminate our unit repurchase program at any time. In particular, the unit repurchase program provides that we may make repurchase offers only if our unitholders have held our units for a minimum of one year, we have sufficient funds available for repurchase from our distribution reinvestment plan and to the extent the total number of units for which repurchase is requested in any 12 month period does not exceed 5% of our weighted average number of outstanding units as of the same date in the prior 12 month period. Therefore, it will be difficult for our unitholders to sell their units promptly or at all. If our unitholders are able to sell their units, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell units to someone in those states. The units should be purchased as a long-term investment only.

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

We established the initial offering prices for our classes of units in the Offering on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

We terminated the Offering effective March 31, 2017 and approximately $362 million in units initially registered for the Offering were issued. The initial prices of our units in the Offering were established on an arbitrary basis and were not based on the amount or nature of our assets, the market value of our assets, or our book value. Even though we conduct quarterly valuations of our assets, the price our unitholders paid for their units may not be indicative of the price at which such units would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a unitholder would receive if we were liquidated or dissolved. In addition, our board of managers may determine the fair value of our assets based upon internal valuation assessments and not independent valuation assessments, which may be materially different. In addition, determination of fair value involves subjective judgments and estimates, which may not be accurate or complete.

Our net asset value would have decreased for all unit classes if the Sponsor had not made capital contributions in the amount of $51,034 and $31,750 in the quarters ended December 31, 2013 and March 31, 2014, respectively, or had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations.

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

Our dealer manager has limited experience in offerings, which may affect the amount of funds we raise in any future offerings in which they serve as dealer manager, and our ability to achieve our investment objectives.

Our dealer manager, SC Distributors, LLC, was formed in March 2009 and has limited experience conducting offerings. This lack of experience may affect the way in which our dealer manager conducts any future offerings in which they serve as dealer manager.  The success of any possible future offerings, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to enter into selling agreements with a network of licensed participating brokers dealers. If our dealer manager failed to perform for any reason, it could significantly impact the success any future offerings and, likewise the success of our operations. Substantially less than the maximum units available in the Offering were sold when the Offering terminated on March 31, 2017. Accordingly, we may not have adequate funds to purchase a diversified portfolio of investments. As a result, we may be unable to achieve our investment objectives, and our unitholders could lose some or all of the value of their investment.

Our unitholders will experience substantial dilution in the net tangible book value of their units equal to the offering costs associated with their units.

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2017, we have incurred a cumulative total of approximately $17.2 million in offering costs which has been reimbursed to our Sponsor.

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

Our unitholders do not have preemptive rights. If, as expected, we engage in a subsequent offering of units or securities convertible into units, issue units pursuant to our distribution reinvestment plan or otherwise issue additional units, investors who purchase units in this offering who do not participate in those other securities issuances will experience dilution in their percentage ownership of our outstanding units. Furthermore, unitholders may experience a dilution in the value of their units depending on the terms and pricing of any unit issuances and the value of our assets at the time of issuance.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates. As of December 31, 2017, there are no new or revised accounting standards that we have not adopted.

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

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of Duff & Phelps, LLC as to the reasonableness of our internal estimates of fair value of selected loans and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation.  Our board of managers has determined our estimated net asset value, as of December 31, 2017, to be $8.466 per Class A, Class C, Class I and Class Y unit as compared to $8.507 per Class A, Class C, Class I and Class Y unit as of September 30, 2017. The decrease of $0.041 in the estimated net asset value from September 30, 2017 to December 31, 2017 resulted primarily from our failure to realize sufficient investment income during the fourth quarter of 2017 to cover operating expenses and the Sponsor’s determination not to pay for any operating expenses on our behalf for such quarter. Our net asset value would have decreased for all unit classes in all prior periods if the Sponsor had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. Our estimated net asset value was determined in accordance with the procedures set forth above.

We are offering $75 million in Class A, Class C and Class I units pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, which were reinvested on March 30, 2018, units issued pursuant to the Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Distributions declared for the month of March 2018 were reinvested at a price equal to $8.507 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of September 30, 2017, the most recently disclosed net asset value at the time of reinvestment. Distributions declared for the month of April 2018 will be reinvested at a price equal to $8.466 per Class A unit, Class C units and Class I unit, which was the net asset value per unit as of December 31, 2017. Prior to March 30, 2018, units were issued pursuant to the Distribution Reinvestment Plan at a price equal to the greater of $9.025 per unit or the net asset value per unit of each class, as most recently disclosed by the Company in a public filing with the SEC.

As of March 26, 2018, there were 18,366,611 Class A units outstanding held of record by 4,071 persons, 8,469,747 Class C units outstanding held of record by 2,158 persons, 10,629,452 Class I Units outstanding held of record by 1,925 persons, 24,555 Class W units outstanding held of record by 5 persons, 1,116,053 Class Y units outstanding held of record by 62 persons, and 5,877,513 Class Z units outstanding held of record by one person. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, certain Class I units, and Class W units are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units, which is an expense specific to these unitholders. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the Company allocable to the Class C, certain Class I and Class W unitholders may, therefore, exceed the amount of cash distributions made to such unitholders.

Starting in July 2013, the Company has paid monthly distributions for all classes of units. For the year ended December 31, 2017 and 2016, $14,285,443 and $9,258,169, respectively, of these distributions were paid in cash and $11,267,412 and $7,212,502, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

The following table summarizes our distributions declared for the years ended December 31, 2017 and 2016, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities
March 31, 2017	$0.17377	$3,060,697	$2,505,036	$5,565,733	$3,060,697	$—
June 30, 2017	$0.17570	3,563,882	2,877,370	6,441,252	3,563,882	—
September 30, 2017	$0.17570	3,720,660	2,939,388	6,660,048	3,720,660	—
December 31, 2017	$0.17764	3,940,204	2,945,618	6,885,822	3,940,204	—
Total for 2017		$14,285,443	$11,267,412	$25,552,855	$14,285,443	$—

March 31, 2016	$0.17570	$1,857,749	$1,331,325	$3,189,074	$1,857,749	$—
June 30, 2016	$0.17570	2,102,173	1,622,213	3,724,386	2,102,173	—
September 30, 2016	$0.17764	2,515,274	1,983,370	4,498,644	2,515,274	—
December 31, 2016	$0.17764	2,782,973	2,275,594	5,058,567	2,782,973	—
Total for 2016		$9,258,169	$7,212,502	$16,470,671	$9,258,169	$—

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2017, we sold an aggregate of 1,181,564 units of Class A, Class C, Class I and Class Y units to accredited investors for an aggregate amount of $10,101,619 pursuant to a private placement. SC Distributors, LLC served as the dealer manager in connection with the private placement. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

On November 11, 2014, our board of managers amended our unit repurchase program to provide for the repurchases to be made on the last calendar day of the quarter rather than the last business day of the quarter. On March 3, 2017, the board of managers authorized an amendment to the unit repurchase program and commencing with redemption requests processed at the end of the second quarter of 2017, units were redeemed at a price equal to the greater of $9.025 or the estimated net asset per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Our March 7, 2018, the board authorized a further amendment to our unit repurchase program and commencing with repurchase requests processed on the last day of the first quarter of 2018, units are redeemed at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the first quarter of 2018 were redeemed at the price equal to $8.507 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second quarter of 2018 will be redeemed at a price equal to $8.466 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of December 31, 2017. For more information regarding the Amended Unit Repurchase Program, please see “Management’s Discussion and Analysis—Subsequent Events—Amendments to the Distribution Reinvestment Plan and Unit Repurchase Program.”

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

For the year ended December 31, 2017, the Company had received and processed 149 repurchase requests. The Company repurchased an aggregate of 403,439 Class A units, 64,757 Class C units, and 495,792 Class I units at a price of $9.025 per unit for a total of $8,699,994.

For the year ended December 31, 2016, the Company had received and processed 31 repurchase requests. The Company repurchased an aggregate of 565,549 Class A units, 8,943 Class C units, and 10,573,750 Class I units at a price of $9.025 per unit for a total of $10,362,875.

The following table reflects the activity under our unit repurchase program during the three months ended December 31, 2017.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
10/01/2017 - 10/31/2017	160,723	$9.025	160,723	991,217
11/01/2017 - 11/30/2017	—	—	—	991,217
12/01/2017 - 12/31/2017	—	—	—	991,217
Total	160,723	$9.025	160,723

Distribution Reinvestment Plan

We have adopted the Distribution Reinvestment Plan pursuant to which our unitholders who have purchased Units in the Offering may elect to have the full amount of their cash distributions from us reinvested in additional units of the same class. Prior to the second quarter of 2017, units under the Distribution Reinvestment Plan were offered at a price equal to $9.025 per unit of each class, which was equal to the offering price per unit of each class less the sales fees associated with such class of units in the Primary Offering. No selling commissions or dealer manager fees were paid on units sold under the Distribution Reinvestment Plan. On March 3, 2017, the board of managers authorized an amendment to the Distribution Reinvestment Plan and commencing with all reinvestments made with respect to distributions during the second quarter of 2017, units are offered at a price equal to the greater of $9.025 or the net asset value per unit for each class of units. On March 7, 2018, our board of managers approved an amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, which were reinvested on March 30, 2018, units issued pursuant to the Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Distributions declared for the month of March 2018 were reinvested at a price equal to $8.507 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of September 30, 2017, the most recently disclosed net asset value at the time of reinvestment. Distributions declared for the month of April 2018 will be reinvested at a price equal to $8.466 per Class A unit, Class C units and Class I unit, which was the net asset value per unit as of December 31, 2017. Following the termination of the Offering, units offered pursuant to our Distribution Reinvestment Plan are sold pursuant to a registration statement on Form S-3. The Company does not pay any selling commissions, dealer manager fees or distribution fees in connection with the Distribution Reinvestment Plan. However, while there are no additional distribution fees that are paid for any Class C units sold pursuant to the Distribution Reinvestment Plan, distribution fees have been and may be paid on an ongoing basis for Class C units sold pursuant to other Company offerings. Because distribution fees payable with respect to Class C units sold in other offerings are paid from and reduce the amount available for distribution on all Class C units, distributions will be reduced for Class C units purchased pursuant to the Distribution Reinvestment Plan.  This will result in lower cash distributions with respect to the Class C units than the cash distributions with respect to Class A and certain Class I units. We may amend, suspend or terminate the distribution reinvestment plan at our discretion.

For the period from June 12, 2013 through December 31, 2017, we issued 2,449,295 units totaling approximately $22,099,799 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual report.

	At and for the	At and for the
	Year ended	Year ended
	December 31,	December 31,
	2017	2016
Consolidated Statement of Operations Data:
Total investment income	$32,854,074	$20,440,362
Management fees (1)	6,484,850	4,172,643
Incentive fees (1)	4,599,941	3,319,149
Total net expenses	10,686,751	4,193,472
Net investment income	22,167,323	16,246,890
Net change in unrealized appreciation (depreciation) on investments	-	259,347
Net increase in net assets resulting from operations	22,167,323	16,506,237
Consolidated Per unit Data:
Net asset value per unit at year end (2)	$8.42	$8.47
Net investment income	0.62	0.77
Net increase in net assets resulting from operations	0.62	0.78
Distributions paid	0.72	0.78
Consolidated Balance Sheet Data:
Total investment at fair value	$335,269,492	$203,795,813
Cash	9,641,457	44,790,312
Total assets	358,307,796	258,678,335
Total liabilities	36,951,059	7,922,420
Total net assets	321,356,737	250,755,915
Other Data:
Weighted average annual yield on investments (3)	11.9%	12.3%
Number of portfolio companies at year end	43	32

(1)	Our Sponsor reimbursed us for a portion of these fees under the Responsibility Agreement.

(2) For financial statement reporting purposes under GAAP, as of December 31, 2017, the Company recorded a liability in the amount of $1,895,000 for the estimated future amount of Class C Distribution Fees and Class I Dealer Manager Fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, beginning with the quarter ended June 30, 2017, it has determined that deducting the accrual for the estimated future amount of Class C Distribution Fees and Class I Dealer Manager Fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for all other purposes, including the net asset value used for purposes of price determination for the Company’s Distribution Reinvestment Plan and unit repurchase program. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. As of December 31, 2017, based on the new approach to the treatment of future Class C Distribution Fees and Class I Dealer Manager Fees, the Company has calculated the net asset value to be $8.466 for all units.  If the Company would have used the same approach for presentation in determining the net asset value as of December 31, 2016, the net asset value per unit would have been $8.534.

(3)	The weighted average yield is based in on the current cost of our investments.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC was the dealer manager for the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017.  Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the Distribution Reinvestment Plan.

Upon termination of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, which were reinvested on March 30, 2018, units issued pursuant to the Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Distributions declared for the month of March 2018 were reinvested at a price equal to $8.507 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of September 30, 2017, the most recently disclosed net asset value per unit at the time of reinvestment. Distributions declared for the month of April 2018 will be reinvested at a price equal to $8.466 per Class A unit, Class C units and Class I unit, which was the net asset value per unit as of December 31, 2017. We will offer units pursuant to the Distribution Reinvestment Plan until we sell all of $75 million worth of units, although our board may determine to terminate the offering prior thereto.  The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

For the period from April 1, 2017 to December 31, 2017, we issued 971,564 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $8,762,000. In addition, the period from April 1, 2017 to December 31, 2017, we issued 1,654,871 of our units for gross proceeds of approximately $14,204,000 pursuant to a private placement. As of December 31, 2017, we had issued 40,321,610 of our units, including 2,449,295 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $384,742,000 including approximately $22,100,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,780,000 and selling commissions of $16,905,000, for net proceeds of $363,057,000).

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the twelve sub-advisors that we have contracted to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $5-20 million per transaction for direct SME loans and $500,000 to $15 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2017, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception and through December 31, 2017, under the terms of the Expense Responsibility Agreement, our Sponsor has assumed substantially all our operating expenses. As of December 31, 2017, the Sponsor has agreed to pay a cumulative total of approximately $16.7 million of operating expenses.

Portfolio and Investment Activity

During the year ended December 31, 2017, we invested, either through direct loans or loan participations, approximately $323.2 million across 37 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, and senior secured term loans. Additionally, we received proceeds from repayments of investment principal of approximately $196.6 million.

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

At December 31, 2017 and 2016, our investment portfolio included 43 and 32 companies, respectively and the fair value of our portfolio was comprised of the following:

	As of December 31, 2017		As of December 31, 2016
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$78,573,493	23.5%	$28,673,487	14.1%
Senior secured term loan participations	119,165,378	35.5%	58,450,761	28.7%
Senior secured trade finance participations	111,030,621	33.1%	116,671,565	57.2%
Short term investments *	26,500,000	7.9%	-	-
Total investments	$335,269,492	100.0%	$203,795,813	100.0%

*Short term investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short term investments.

As of December 31, 2017, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.6%, 13.5%, 12.5%, and 8.4%, respectively, for a weighted average yield on investments of approximately 11.9% on our total portfolio.

As of December 31, 2016, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 11.1%, 14.9%, and 12.3%, respectively, for a weighted average yield on investments of approximately 12.3% on our total portfolio.

Concentration Limits

The Company is subject to the following concentration limits as a percentage of total assets:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

As of December 31, 2017, the Company was in compliance with all of the above concentration limits.

Watch List Investments

Prodesa

As of December 31, 2017, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,210,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of December 31, 2017 at $4,960,000 based on the income valuation approach as further described in Note 4 to the financial statements.

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

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and started accruing interest on the unpaid principal effective November 10, 2016. As of December 31, 2017, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach). As of December 31, 2017, accrued interest amounted to $410,532, of which $393,795 was received in March 2018.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a total balance outstanding of $785,806 as of December 31, 2017. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made on October 2016. Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of December 31, 2016, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisor now owns 40% of the Distributor. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $139,600 and $127,400 for the years ended December 31, 2017 and 2016. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of its investment in the Distributor to be $726,729 as of December 31, 2017.

Farm Supplies Distributor

The Company had several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of December 31, 2016. The Company placed this participation on non-accrual status effective July 1, 2016. In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer had 180 days from time of filing (June 1, 2017) to conclude its initial review, acceptance of the claim and waiting period. Following expiration of the waiting period, a formal demand letter was sent to the Zambian government. During September 2017, the Company received a payment from Neria of $6,981,578 which was comprised of the entire principal balance of $5,078,526 and interest of $1,903,052.  Accordingly the Company recorded additional interest income of $1,352,682 during the year ended December 31, 2017.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (the “Exporter”) located in Guatemala, with a principal balance outstanding of $881,800 as of December 31, 2017. The participation had a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  Although the Exporter was able to secure new customers during 2017 to replace the lost order(s), the Exporter had a shipment rejected and returned, and as a result, the Exporter had difficulties making payments. As the Exporter’s financial position further deteriorated, the Company’s sub-advisor determined that a restructuring of the Exporter’s business was required and, as such, the sub-advisor started taking control over the Exporter’s operations.  The Company’s existing loan to the Exporter is also going to be restructured with the following term: 3 year senior secured term loan, secured by share pledge, 12% deferred interest compounded quarterly and payable at maturity, monthly principal amortization based upon available cash flow, expected to begin in June 2018.

The Exporter has made three principal payments totaling $92,435 during October and November 2016, an interest payment of $90,402 in February 2017, an interest payment of $8,388 in July 2017 and interest payments of approximately $81,500 during October, November, and December 2017.  The Company has determined that the restructured term loan should be valued using the income approach, in accordance with its valuation policy, and has determined that the fair value of this investment should be $881,800 as of December 31, 2017. The Company has, however, placed this position on non-accrual status as of July 1, 2017.

Mac Z Group SARL

The Company has a $9,000,000 trade finance position with Mac Z Group SARL (“Mac Z”), a scrap metal recycler in Morocco. As of December 31, 2017, the outstanding principal balance on this position was $7,349,626. The primary collateral securing this position is 1,970 tons of copper scrap.  In late October, the sub-advisor’s designated Collateral Manager for Mac Z notified the sub-advisor of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this position. In addition to conducting its investigation, the sub-advisor has issued an Event of Default and is taking steps to enforce the Corporate Guarantee, Personal Guarantee and relevant pledges, which include two insurance policies. The sub-advisor has placed a blocking notice on all of the borrower’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Mac Z has an estimated $12 million in Zinc Ore inventory, which may serve as secondary collateral for this position. The Company is working with the sub-advisor and is investigating the issue. Based on the results of the initial investigation, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this position on non-accrual effective October 1, 2017 and believes no adjustment to fair value is necessary as of December 31, 2017

Vicentin – Nacadie S.A.

The Company has a trade finance position with Vicentin – Nacadie S.A (“Vicentin”), an Argentinian company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. As of December 31, 2017, the outstanding principal balance on this position was $12,000,000 and accrued interest of $539,042.  The Company’s sub-advisor, IIG called a technical default on the borrower due to the breach of informational covenants by Vicentin and due to non-payment of interest by Vicentin. The technical default called by IIG resulted in a filing in the Commercial Court in Buenos Aires, Argentina on July 4, 2017. The Commercial Court has jurisdiction over commercial claims/disputes of this type. After IIG filed its claims in the Commercial Court, the court ruled that they were valid claims and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich International with a 100% LTV, including accrued interest.

As a short-term trade finance facility, Vicentin has historically been valued at cost. The remaining principal balance of $12,000,000 has been outstanding since March 2017. As IIG is seeking full repayment through its court action to secure assets from Vicentin, the Company believes, that as of December 31, 2017, the most appropriate valuation method is the liquidation approach. With the bond secured by IIG through the Commercial Court, whose value is for all principal and interest outstanding, there is sufficient collateral available to pay off the principal and accrued interest balances in full and the Company has determined the fair value of this investment should remain at $12,000,000.

Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay

The Company has a trade finance position with Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay (“FRIAR”), an Argentinian company that produces, processes and exports bovine meat for human consumption. As of December 31, 2017, the outstanding principal balance on this position was $9,000,000 and accrued interest of $264,500.  The Company’s subadvisor, IIG called a technical event of default due to non-payment by FRIAR. IIG filed the promissory notes for FRIAR in the Commercial Court in Buenos Aires, Argentina. The Commercial Court has jurisdiction over commercial claims/disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG is also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. It is expected that once enough cash and assets are secured, FRIAR will secure a payment guarantee bond. IIG has confirmed that FRIAR continues to operate and is a going concern.

As a short-term trade finance facility, FRIAR has historically been valued at cost. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, we believe the most appropriate valuation method is the liquidation approach. The Company has determined the fair value of this investment should remain at $9,000,000. However, the Company is placing the position on non-accrual status effective January 1, 2018.

Sancor Cooperativas Unidas

The Company has a trade finance position with Sancor Cooperativas Unidas (“Sancor”), an Argentinian company that distributes dairy products.  As of December 31, 2017, the outstanding principal balance on this position was $6,000,000.  Interest has been paid in full through December 31, 2017.  Sancor, however, did not make the required interest payments for the first and second quarters of 2017 on a timely basis. As a result, the sub-advisor exercised pledged warrants to cover interest payments for 2017. The sub-advisor has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2018, with an annual renewal option.  It is anticipated a further extension will be agreed to as part of the restructuring.  As part of the restructure, a co-

borrower (Sancor Brazil) was added, additional collateral (face value of $56.6 million) was secured and key customers pay into the sub-advisor’s designated collection account. An unrelated loan from another lender of approximately $26 million was fully repaid by Sancor in the first quarter of 2017 and the release of the associated mortgage and reassignment of the collateral is in the final stages of being released and assigned to the Company.

Functional Products Trading S.A.

The Company has a trade finance position with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of December 31, 2017, the outstanding principal balance on this position was $1,326,688.  In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining from 2016 by 57%. As a result, the company is developing a full restructuring plan (selling office building and entering lease back agreement) with its current lenders, including the Company, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support the company’s growth initiatives. During February 2018, we received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company is currently working with Functional on restructuring the facility, which it believes will be completed in the near term.

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to a year or more of accrued interest receivable as of December 31, 2017.  The Company’s interest receivable balances at December 31, 2017 and 2016 are recorded at the amounts that the Company expects to collect.  In addition, certain of the Company’s investment in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2017 and 2016 amounted to $1,960,157 and $1,403,416, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Interest income	$32,494,392	$20,130,867
Interest from cash	359,682	309,495
Total investment income	32,854,074	20,440,362
Management fees	6,484,850	4,172,643
Incentive fees	4,599,941	3,319,149
Professional fees	1,187,220	903,896
General and administrative expenses	1,421,712	927,586
Interest expense	606,943	16,228
Board of managers fees	217,500	187,500
Total expenses	14,518,166	9,527,002
Expense support payment from Sponsor	(3,831,415)	(5,333,530)
Net expenses	10,686,751	4,193,472
Net investment income	$22,167,323	$16,246,890

Revenues.

For the years ended December 31, 2017 and 2016, total investment income amounted to $32,854,074 and $20,440,362, respectively. Interest income increased by $12,363,525 during 2017 primarily as a result of an increase in our weighted average investment portfolio of approximately $108,302,000 offset by a decrease in the weighted average yield of approximately 0.69% from a weighted average yield of 13.08% for 2016 to approximately 12.39% for 2017. The decrease in yield was primarily due to a change in the mix of our investment portfolio.

For the year ended December 31, 2017, interest income from loan participations and direct loans amounted to $26,021,839 and $6,472,573, respectively. Interest income also included $250,792 in fees earned.  In addition, we earned $359,682 in interest income on our cash balances.

For the year ended December 31, 2016, interest income from loan participations and direct loans amounted to $17,539,075 and $2,591,792, respectively. Interest income also included $266,569 in fees earned.  In addition, we earned $309,495 in interest income on our cash balances.

Expenses.

Total operating expenses, excluding the management and incentive fees, incurred for the year ended December 31, 2017 increased by $1,398,165 or 69% to $3,433,375 from $2,035,210 for the year ended December 31, 2016. The increase was primarily due to the following: 1) an increase in interest expense of $590.715, which was attributable to the addition of leverage, 2) an increase in general and administrative expenses of $494,126, which was attributable to increases in a number of expenses, the largest being a $114,453 increase in fees paid to our transfer agent,  $91,000 in commissions paid related to obtaining leverage, $69,409 increase in travel related expenses, $67,650 increase in expenses reimbursements to our sub-advisors, and $64,551 increase in fund accounting; and 3) an increase in professional fees of $283,324. Our Sponsor assumed responsibility for a portion of our operating expenses in the amount of $1,129,104 and $1,520,770 under the Responsibility Agreement for expenses paid or incurred by the Company for the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, the management fees amounted to $6,484,850 and $4,172,643, respectively. The incentive fees for the years ended December 31, 2017 and 2016 amounted to $4,599,941 and $3,319,149, respectively.  A portion of the management fees, amounting to $0 and $842,468 for 2017 and 2016, respectively, and $2,701,511 and $2,970,292, respectively, of the incentive fees for 2017 and 2016 were paid by the Sponsor under the Responsibility Agreement.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the year ended December 31, 2017, we had no unrealized gains or losses. For the year ended December 31, 2016, we recorded $259,347 in net unrealized gains. We had no realized gains or losses for the years ended December 31, 2017 and 2016.

Changes in Net Assets from Operations.

For the year ended December 31, 2017 and 2016, we recorded net increases in net assets resulting from operations of $22,167,323 and $16,506,237, respectively.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2017, we had $9.6 million in cash. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses covered under the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company Expenses.  The Company has not met the Reimbursement Hurdle for the quarter ended December 31, 2017. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the primary offering, which terminated on March 31, 2017, the Sponsor can demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.  Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

We may borrow funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. On February 17, 2017, TGIFC issued an additional $225,000 in the second series of notes under the private offering. As of December 31, 2017, we had raised $1.86 million in the note offering and $410,000 of such debt was outstanding after repayment of $1.45 million during 2017. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of December 31, 2017, TGIFC has $22.75 million total outstanding under the Symbiotics Facility and may request an additional $17.5 million, subject to the conditions precedent set forth in the second Facility Agreement, including availability of funding.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of December 31, 2017, we have $28,160,000 debt outstanding with a debt to equity ratio of 8.8%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of December 31, 2017:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$28,160,000	$410,000	$22,750,000	$5,000,000	$-
Total contractual obligations	$28,160,000	$410,000	$22,750,000	$5,000,000	$-

We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. On February 14, 2018, our board of managers determined to extend our Advisory Agreement until February 25, 2019. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) an asset management fee equal to a percentage of the value of our gross assets, as defined in the agreement, and (ii) the reimbursement of certain expenses. Certain subordinated fees based on our performance are payable after our subordination is met.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of the gross offering proceeds raised from the offering. As of December 31, 2017, there is approximately $419,500 in offering costs that have been paid by the Sponsor that may be reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017 and will pay additional accrued operating expenses of the Company, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.7 million through December 31, 2017.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A units, certain other Class I units, and Class Y units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2017, we paid a total of $25,552,855 in distributions, comprised of $14,285,443 paid in cash and $11,267,412 reinvested under our Distribution Reinvestment Plan. For the year ended December 31, 2016, we paid a total of $16,470,671 in distributions, comprised of $9,258,169 paid in cash and $7,212,502 reinvested under our Distribution Reinvestment Plan.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2017, except as discussed below.

Distributions

On January 16, 2018, with the authorization of our board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). On February 1, 2018, $1,301,699 of these distributions were paid in cash and on January 31, 2018, $988,859 were reinvested in the Company’s units for those investors participating in the Company’s unit Distribution Reinvestment Plan.

On February 14, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). On March 1, 2018, $1,497,579 of these distributions were paid in cash and on February 28, 2018, $895,266 were reinvested in the Company’s units for those unitholders participating in the Distribution Reinvestment Plan.

On March 26, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2018. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about April 2, 2018 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on March 31, 2018.

Fifth Amended and Restated Operating Agreement

Effective as of January 20, 2018, pursuant to the authorization of the board of managers, the Company’s operating agreement was amended and restated (the “Amended and Restated Operating Agreement”. The Amended and Restated Operating Agreement reflects the addition of a class of units designated as Class Z units.  Prior to the addition of the Class Z units, the Company’s authorized units consisted solely of Class A, Class C, Class I, Class W and Class Y units, all of which have the same rights and privileges, including voting rights, and are considered by the Company to constitute one class of securities.  The Class Z units are distinct from the Company’s Class A, Class C, Class I, Class W and Class Y units because the Class Z units are non-voting units, and the Company therefore considers the Class Z units to be a class of securities that is separate and distinct from the Company’s Class A, Class C, Class I, Class W and Class Y units. The Class Z units are not registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended.

TGIF Cayman Investment

On February 2, 2018, we sold 5,877,512 Class Z units of limited liability company interest for an aggregate offering price of $50 million to TriLinc Global Impact Fund Cayman Feeder, Ltd., or TGIF Cayman, an exempted company incorporated in the Cayman Islands and controlled by the Sponsor. A Saudi Arabian sovereign wealth fund owns 100% of the economic interest in TGIF Cayman and invested $50 million in TGIF Cayman to fund investment in the Class Z units.

Amendments to the Distribution Reinvestment Plan and Unit Repurchase Program

On March 7, 2018, the board of managers (the “Board”) of the Company approved the Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Commencing on March 30, 2018, the date on which the distributions declared for the month of March 2018 were reinvested (the “DRP Effective Date”), the Company amended the price at which additional units of the same class may be purchased pursuant to the distribution reinvestment plan to a price equal to the net asset value per unit of the unit class being reinvested, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Accordingly, the Amended DRP has superseded and replaced the Company’s current distribution reinvestment plan as of the DRP Effective Date and the new offering price under the Amended DRP was first applied to distributions declared for the month of March 2018, which were reinvested on March 30, 2018.  . Distributions declared for the month of March 2018 were reinvested at a price equal to $8.507 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of September 30, 2017, the most recently disclosed net asset value at the time of reinvestment. Distributions declared for the month of April 2018 will be reinvested at a price equal to $8.466 per Class A unit, Class C units and Class I unit, which was the net asset value per unit as of December 31, 2017.

 Additionally, on March 7, 2018, the Board approved the Third Amended and Restated Unit Repurchase Program (the “Amended URP”). The Company amended the price at which units presented for redemption will be repurchased, beginning with units to be repurchased by the Company on the last day of the first quarter of 2018 (the “URP Effective Date”).  Subject to the limitations of the Amended URP, beginning on the URP Effective Date, units repurchased under the Amended URP will be repurchased at a price equal to the estimated net asset value per unit of the unit class being repurchased, as most recently disclosed by the Company in a public filing with the SEC. Accordingly, the Amended URP superseded and replaced the Company’s current unit repurchase program as of the URP Effective Date and the new offering price under the Amended URP was first applied to units repurchased by the Company on the last day of the first quarter of 2018. Redemptions for the first quarter of 2018 were redeemed at the price equal to $8.507 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second quarter of 2018 will be redeemed at a price equal to $8.466 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of December 31, 2017.

Investments

Subsequent to December 31, 2017 through March 26, 2018, the Company funded approximately $80.1 million in new loans and received proceeds from repayment of loans of approximately $37.1 million.

Agreements

On March 26, 2018, we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the term of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2017, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2017.

Our Advisory Agreement between us and the Advisor, dated as of February 25, 2014, had been previously renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. On February 14, 2018, our board of managers determined to extend our Advisory Agreement until February 25, 2019.

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

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying obligor
•	Industry factors that are relevant to the investment or the underlying obligor
•	Historical and projected financial performance of the obligor based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type & value) that supports the investment
•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, our ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period we are pursuing repayment of the loan. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of our total investments. At December 31, 2016, two portfolio companies were on non-accrual status with an aggregate fair value of $5,819,216 or 2.9% of the fair value of our total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $401,838 and $449,927, respectively for the years ended December 31, 2017 and 2016.

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

Distribution and Ongoing Dealer Manager Fees

We pay a distribution fee equal to 0.8% per annum of our current estimated value per share for each Class C unit sold in the Offering or pursuant to a private placement. In addition, we pay an ongoing dealer manager fee for each Class I unit sold pursuant to a private placement. The aggregate amount of underwriting compensation for each public and private offering of the Class A, Class C, Class I, Class Y and Class W units, including any applicable distribution fee and ongoing dealer manager fee, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The distribution fees and ongoing dealer manager fees are not paid at the time of purchase. Such fees are payable monthly in arrears, as they become contractually due.

In prior periods, we had been recording distribution fees as a periodic charge to equity as they are incurred.  Starting in June 2016, we determined to account for the distribution fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. We account for the ongoing dealer manager fees paid in connection with the sale of Class I units in the private placement in the same manner. At December 31, 2017, the estimated unpaid aggregate distribution fee for Class C units amounted to $1,820,000 and the unpaid dealer manager fee for Class I units amounted to $65,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on our behalf. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by us only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2017 and 2016. These expense reimbursements are subject to regulatory caps and approval by our board of managers.  Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses equaled to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, we no longer pay the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. We will continue to incur certain organization and offering costs associated with the Distribution Reinvestment Plan and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on our behalf in connection with private placements of our units and we will pay selling commissions, dealer manager fees and ongoing distribution and dealer manager fees to the dealer manager for certain sales pursuant to a private placement.  As of December 31, 2017 the Sponsor has incurred $481,722 in organization and offering costs on our behalf related to a private placement of our units.  As of December 31, 2017, we have reimbursed $68,672 of the organization and offering incurred relating to such private placement.

Expense Responsibility Agreement

On March 26, 2018, the Company, the Advisor and the Sponsor entered into the Responsibility Agreement originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since our inception through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,422,100 of operating expenses, management fees, and incentive fees on our behalf and will pay or reimburse us an additional $4,238,700 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of our cumulative expenses to the extent our investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) our expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent we are not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by us for reimbursement to the Sponsor of our cumulative expenses.  If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such management fees and incentive fees accrued to date have been reimbursed. We have not met the Reimbursement Hurdle for the quarter ended December 31, 2017. Therefore, our expenses covered by the Responsibility Agreement have not been recorded as expenses by us as of December 31, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by us in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of our cumulative expenses covered by the Responsibility Agreement to the extent we exceed the Reimbursement Hurdle during any quarter.

U.S. Federal Income Taxes

We believe that we are properly characterized as a partnership for U.S. Federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes.  As a partnership, we are generally not subject to U.S. Federal income tax at the entity level.

Calculation of Net Asset Value

Our net asset value is calculated on a quarterly basis. As of December 31, 2017, we have five classes of units: Class A units, Class C units, Class I units, Class W units and Class Y units, with only Class A units, Class C units, Class I and Class Y units outstanding. All units participate in our income and expenses on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, we record liabilities for distribution fees that we (i) currently owe to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that we may pay to the dealer manager in future periods. As of December 31, 2017, under GAAP, we recorded a liability in the aggregate amount of $1,895,000 for the estimated future amount of Class C units distribution fee and Class I units dealer manager fee payable. We are not required to determine our net asset value under GAAP and thus, our determination of net asset value per share for Class C units now varies from GAAP. In the prior periods, we deducted the liability for the estimated future distribution fees in our net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than Class C units with the difference being the result of the future distribution fee deduction for Class C units. We have determined that such approach is not the most appropriate for determining net asset value per share for Class C units and, beginning with the net asset value determination as of June 30, 2017, we do not deduct the liability for estimated future distribution fees in our calculation of net asset value per share for Class C units. We believe this approach is consistent with the industry standard and is more appropriate since we intend for the net asset value to reflect the estimated value on the date that we determine our net asset value. Accordingly, we believe that our estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of December 31, 2017, each of the Class A, Class C and Class I units have the same net asset value per unit of $8.466. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). The increase in the net asset value per Class C unit from $8.267 as of March 31, 2017 to $8.466 as of December 31, 2017 is solely as a result of the change in the treatment of future distribution fees in the net asset value calculation discussed above and is not reflective of any increase in the value of our assets. Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.063 from $8.529 as of March 31, 2017 to $8.466 as of December 31, 2017 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017. In addition, we failed to realize sufficient investment income during the second and fourth quarters of 2017 to cover operating expenses.

In addition, our net asset value would have decreased for all unit classes in all prior quarters if the Sponsor had not absorbed and deferred reimbursement for substantially all of our operating expenses since we began our operations.

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

In January, 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments that are marked to fair value and reported as available-for-sale (“AFS”).  ASU 2016-01 requires public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.  For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management has adopted this guidance effective for the fiscal period beginning January 1, 2018.

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

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2017. These investments maturities reflect contractual maturity dates. See note 3 to our consolidated financial statements for additional information regarding our investments

	Future Principal Payments and Interest Rates by the Investments Contractual Year of Maturity
	2018	2019	2020	2021	2022	Total	Fair Value (a)
Fixed rate investments	$144,238,639	$56,986,437	$43,240,543	$38,523,960	$3,253,930	$286,243,509	$286,184,432
Weighted average interest rate (b)	10.64%	12.79%	12.12%	13.07%	13.50%	11.65%
Variable rate investments	$2,747,100	$6,814,122	$17,511,899	$14,489,496	$7,522,442	$49,085,060	$49,085,060
Weighted average interest rate (b)	16.54%	13.70%	14.12%	12.14%	12.21%	13.32%

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2017, the board of managers held 13 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	56	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	57	Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer and Affiliated Manager
Paul Sanford	42	Chief Investment Officer
Terry Otton	64	Independent Manager
Cynthia Hostetler	55	Independent Manager
R. Michael Barth	68	Independent Manager

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

Terry Otton, Independent Manager

Terry Otton served as Chief Executive Officer of RS Investments from September 2005 until his retirement in March 2012 and as President and Trustee of RS Investment Trust and RS Variable Products Trust since April 2004 and May 2006 until March 2012, respectively. Mr. Otton re-joined RS Investments in 2004 and became Chief Executive Officer in September 2005. Mr. Otton has 30 years of experience in the investment management and securities industry, having previously served since 2001 as a Managing Director of the mergers and acquisition practice at Putnam Lovell NBF Group, an investment banking firm focused on the investment management and securities industry. Previously, Mr. Otton spent more than 10 years as a Managing Director and CFO of Robertson, Stephens & Company and Robertson Stephens Investment Management, the predecessor to RS Investments. Mr. Otton was one of the principal founders of Robertson Stephens Investment Management in 1986. Mr. Otton serves on the Board of Trustees of the Children’s Hospital and Research Center Foundation and as a Board member and past President of the Foundation of City College of San Francisco and serves on the Board of Trustees of the Cal State East Bay Educational Foundation Board. Mr. Otton holds a

Bachelor of Science degree in Business Administration from the University of California at Berkeley and is a Certified Public Accountant. Mr. Otton has served on our board of managers since February 2013.

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

Cynthia Hostetler, Independent Manager

Cynthia Hostetler has been an independent trustee of the Artio Global Investment Funds since November 2011 and an independent director of Artio Global Equity Fund Inc. since November 2010 until 2013, when Artio Global was acquired by Aberdeen Asset Management. Since 2013, Ms. Hostetler has served as an independent trustee of the Aberdeen Investment Funds. Ms. Hostetler also served from May 2012 as an independent director of Edgen Group (NYSE:EDG), an energy infrastructure company until EDG was acquired by Sumitomo Corporation in late 2013. Additionally, Ms. Hostetler serves on the Board of Directors of Vulcan Materials Company (NYSE: VMC), a producer of construction aggregates and other construction materials, since July 2014.  From August 2001 until her retirement in January 2009, Ms. Hostetler was the Head of Private Equity and Vice President of Investment Funds at the Overseas Private Investment Corporation (OPIC). Prior to OPIC, Ms. Hostetler was the President and a member of the Board of Directors of First Manhattan Bancorporation. Ms. Hostetler began her professional career as an attorney in the corporate/banking department of the law firm Simpson Thacher & Bartlett, and received a Bachelor of Arts degree from Southern Methodist University and her law degree from The University of Virginia School of Law. Ms. Hostetler has served on our board of managers since February 2013.

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

R. Michael Barth, Independent Manager

R. Michael Barth has been a Managing Partner of Barth & Associates LLC, an emerging markets capital advisory and consulting firm, since January 2012. Previously, Mr. Barth held various positions with Darby Overseas Investment Ltd., a 100% subsidiary of Franklin Templeton Investments, including Senior Advisor, Business Development from January 2011 until January 2012, Senior Director, Business Development from January 2009 until January 2011, Senior Managing Director, Global Investment from March 2007 until January 2009 and Managing Director, Global Investment from March 2006 until March 2007. Before joining Darby, Mr. Barth spent over twenty years working for some of the most prominent development finance institutions in the world. Mr. Barth holds a Masters Degree in International Economics / International Affairs from the Johns Hopkins University, School of Advanced International Studies, and a Bachelor’s Degree in Economics from Brandeis University. Mr. Barth has served on our board of managers since February 2013.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2017, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Messrs. Terry Otton and R. Michael Barth and Ms. Cynthia Hostetler. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had four meetings in 2017. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

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

During 2017, we compensated each of our independent managers with an annual retainer of $60,000, which will be pro-rated in the event of a partial term. In addition, we pay our independent managers fees for participating on committees of the board as follows:

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$80,000	—	$80,000
Cynthia Hostetler	$67,500	—	$67,500
R. Michael Barth	$70,000		$70,000

The Company did not have any outstanding equity awards as of December 31, 2017.

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

Terry Otton

Cynthia Hostetler

R. Michael Barth

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2017 and 2016, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2017 and 2016, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this report for each person or group that holds more than 5% of any class of our voting securities, for each manager and executive officer and for our managers and executive officers as a group. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 605, Manhattan Beach, California 90266.

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.83%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Brent VanNorman	1,503	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All manager and officers as a group	340,562		0.89%
*	Amount represents less than 1%
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

The Company did not have any outstanding equity awards as of December 31, 2017.

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

Allocation of Investment Opportunities

We rely on our executive officers and our Advisor’s investment professionals to identify suitable investments. Our Sponsor and other affiliated entities also rely on these same key investment professionals. Many investment opportunities that are suitable for us may also be suitable for the Sponsor or affiliates of the Sponsor, including TriLinc Global Sustainable Income Fund, LLC (“TGSIF”), a private impact investment fund sponsored by the Sponsor. The Sponsor, the Advisor and their affiliates share certain of the same executive officers and key employees, which we refer to as “TriLinc Professionals.” When the TriLinc Professionals direct an investment opportunity to the Sponsor or any affiliate of the Sponsor, including TGSIF, they, in their sole discretion, have to determine the program for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program. The Advisory Agreement requires that this determination be made in a manner that is fair without favoring the Sponsor or any affiliate of the Sponsor. The factors that the TriLinc Professionals consider when determining the entity for which an investment opportunity would be the most suitable are the following:

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

Related Transactions

As of December 31, 2017, pursuant to the terms of the Operating Expense Responsibility Agreement, the Sponsor has assumed approximately $16,661,000 of management fees, incentive fees, and operating expenses on behalf of the Company. The Sponsor will only be entitled to reimbursement of our cumulative expenses to the extent our investment income in any quarter, as reflected on the statement of operations, exceeds the Reimbursement Hurdle. To the extent we are not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by us for reimbursement to the Sponsor of our cumulative expenses.  If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid

Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such management fees and incentive fees accrued to date have been reimbursed. We have not met the Reimbursement Hurdle for the quarter ended December 31, 2017. The Sponsor may demand the reimbursement of our cumulative expenses covered by the Responsibility Agreement to the extent we exceed the Reimbursement Hurdle during any quarter.

For the years ended December 31, 2017 and 2016, the Company paid $6,484,850 and $4,172,643, respectively, in management fees and $4,599,941 and $$3,319,149, respectively, in incentive fees to our Advisor.

As of December 31, 2017, the Sponsor has paid approximately $17,340,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $3,016,600 and $4,540,000 of offering costs, which were incurred by the Sponsor during the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company paid $2,612,810 and $6,721,325, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units. As of December 31, 2017, there is a remaining balance of approximately $419,500 of offering costs that have not been reimbursed to the Sponsor.

For the years ended December 31, 2017 and 2016, the Company paid $643,566 and $1,938,827, respectively, in dealer manager fees and $2,516,109 and $6,744,561, respectively, in selling commission to our dealer manager, SC Distributors.

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

Audit Fees

The aggregate amount of fees billed by Moss Adams for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal years 2017 and 2016 was approximately $256,200 and $228,100, respectively.

Audit Related Fees

There were no audit related fees billed by Moss Adams for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal years 2017 and 2016.

Tax Fees

There were approximately $155,185 and $169,100 in tax fees billed by Deloitte Tax, LLP to the Company for fiscal years 2017 and 2016, respectively. Tax services fees consist of fees billed for professional services performed by Deloitte Tax, LLP’s tax personnel for tax compliance. These services include assistance regarding federal and state tax compliance.

All Other Fees

Moss Adams completed, under approval of the audit committee, an attestation engagement on the Company’s Impact Report whose fees was $19,000. There were no other fees billed by Moss Adams or Deloitte Tax, LLP to the Company for fiscal years 2017 or 2016.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm (Moss Adams) as of and for the year ended December 31, 2017 and 2016
•	Consolidated Statements of Assets and Liabilities as of December 31, 2017 and 2016
•	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
•	Consolidated Schedules of Investments as of December 31, 2017 and 2016
•	Notes to the Consolidated Financial Statements
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

3.2

Fifth Amended and Restated Limited Liability Company Operating Agreement, date January 20, 2018, by TriLinc Advisors, LLC. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on January 25, 2018.

4.1	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 09, 2018.

4.2	Third Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on March 09, 2018.

10.1*	Second Amended and Restated Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 25, 2018.

10.2

Dealer Manager Agreement by and among TriLinc Global Impact Fund, LLC, TriLinc Advisors, LLC and SC Distributors, LLC, dated February 25, 2013. Incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-185676) filed with the SEC on February 25, 2013 (“Amendment No. 1”).

10.3

Dealer Manager Agreement by and among TriLinc Global Impact Fund, LLC, TriLinc Advisors, LLC and SC Distributors, LLC, dated May 19, 2017. Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on May 25, 2017.

10.5*	Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated March 26, 2018.

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from TriLinc Global Impact Fund LLC’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit-holders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements assets and liabilities of TriLinc Global Impact Fund, LLC (the “Company”) as of December 31, 2017 and 2016, including the consolidated schedules of investments, and the related consolidated statements operations, consolidated changes in net assets and consolidated cash flows for each of the three years ended December 31, 2017. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years then ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California

March 31, 2018

We have served as the Company’s auditor since 2014.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2017	2016
ASSETS
Investments owned, at fair value (amortized cost of $335,328,569 and $203,854,890, respectively)	$335,269,492	$203,795,813
Cash	9,641,457	44,790,312
Interest receivable	9,210,430	6,866,432
Due from affiliates (see Note 5)	3,997,314	3,175,656
Other assets	189,103	50,122
Total assets	358,307,796	258,678,335

LIABILITIES
Due to unitholders	1,295,293	934,805
Management fee payable	1,763,018	1,166,147
Incentive fee payable	1,323,929	—
Notes payable	28,160,000	1,635,000
Unit repurchases payable	2,153,077	2,158,255
Due to affiliates (see Note 5)	—	68,312
Accrued distribution and other fees	1,895,000	1,907,000
Other payables	360,742	52,901
Total liabilities	36,951,059	7,922,420
Commitments and Contingencies (see Note 5)
NET ASSETS	$321,356,737	$250,755,915

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$166,754,603	$138,912,711
Net capital paid in on Class C units	76,275,220	59,498,965
Net capital paid in on Class I units	92,778,756	66,887,930
Net capital paid in on Class Y units	2,704,659	—
Offering costs	(17,156,501)	(14,543,691)
Net assets (equivalent to $8.466 and $8.469, respectively per unit based on total units outstanding of 38,183,103 and 29,607,381, respectively)	$321,356,737	$250,755,915
Net assets, Class A (units outstanding of 18,240,073 and 15,391,991, respectively)	$158,558,939	$131,351,882
Net assets, Class C (units outstanding of 8,411,343 and 6,803,985, respectively)	72,495,821	56,156,722
Net assets, Class I (units outstanding of 10,442,009 and 7,411,405, respectively)	88,086,934	63,247,311
Net assets, Class Y (units outstanding of 1,089,678 and 0, respectively)	2,215,043	—
NET ASSETS	$321,356,737	$250,755,915

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	Year Ended
	December 31,	December 31,
	2017	2016
INVESTMENT INCOME
Interest income	$32,494,392	$20,130,867
Interest from cash	359,682	309,495
Total investment income	32,854,074	20,440,362
EXPENSES
Management fees	6,484,850	4,172,643
Incentive fees	4,599,941	3,319,149
Professional fees	1,187,220	903,896
General and administrative expenses	1,421,712	927,586
Interest expense	606,943	16,228
Board of managers fees	217,500	187,500
Total expenses	14,518,166	9,527,002
Expense support payment from Sponsor	(3,831,415)	(5,333,530)
Net expenses	10,686,751	4,193,472
NET INVESTMENT INCOME	22,167,323	16,246,890
Net change in unrealized depreciation on investments	—	259,347
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$22,167,323	$16,506,237

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.62	$0.77
EARNINGS PER UNITS - BASIC AND DILUTED	$0.62	$0.78
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	35,541,295	21,194,302

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	Year Ended
	December 31,	December 31,
	2017	2016
INCREASE FROM OPERATIONS
Net investment income	$22,167,323	$16,246,890
Net change in unrealized depreciation on investments	—	259,347
Net increase from operations	22,167,323	16,506,237
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(12,746,601)	(8,848,988)
Distributions to Class C unitholders	(5,749,126)	(2,985,015)
Distributions to Class I unitholders	(6,866,979)	(4,636,668)
Distributions to Class Y unitholders	(190,149)	—
Net decrease from distributions	(25,552,855)	(16,470,671)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	29,324,867	56,387,454
Issuance of Class C units	15,070,643	51,799,543
Issuance of Class I units	31,578,249	22,903,945
Issuance of Class Y units	9,313,399	—
Repurchase of units	(8,699,994)	(10,362,875)
Class C units distribution fee	12,000	(1,907,000)
Offering costs	(2,612,810)	(6,721,325)
Net increase from capital transactions	73,986,354	112,099,742
NET INCREASE IN NET ASSETS	70,600,822	112,135,308
Net assets at beginning of year	250,755,915	138,620,607
Net assets at end of year	$321,356,737	$250,755,915

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$22,167,323	$16,506,237
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(323,243,049)	(252,220,803)
Maturity of investments	196,587,426	150,208,509
Payment-in-kind interest	(3,600,991)	—
Net change in unrealized depreciation on investments	—	(259,347)
Accretion of discounts on investments	(1,217,065)	(496,068)
Increase in interest receivable	(2,343,998)	(3,285,902)
Increase in due from affiliates	(821,658)	(1,300,724)
Decrease in other expenses	31,669	3,059
Increase in due to unitholders	360,488	386,105
Increase in management and incentive fees payable	1,920,800	1,030,284
Increase in other payable	307,841	46,612
NET CASH USED IN OPERATING ACTIVITIES	(109,851,214)	(89,382,038)
Cash flows from financing activities
Net proceeds from issuance of units	74,019,746	123,878,440
Distributions paid to unitholders	(14,285,443)	(9,258,169)
Payments of offering costs	(2,681,122)	(7,125,070)
Repurchase of units	(8,705,172)	(8,204,620)
Repayments of notes payable	(1,450,000)	—
Proceeds from issuance of notes payable	27,804,350	1,635,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	74,702,359	100,925,581
TOTAL INCREASE (DECREASE) IN CASH	(35,148,855)	11,543,543
Cash at beginning of year	44,790,312	33,246,769
Cash at end of year	$9,641,457	$44,790,312
Supplemental information
Cash paid during the year for interest	$294,980	$-
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$11,267,412	$7,212,502
Change in accrual of Class C unit distribution fee	$(12,000)	$1,907,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2017

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/21/2022	$15,739,999	N/A	$15,714,764	$15,714,764	4.9%
China	Other Investments (6)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	3.1%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	3,157,735	N/A	3,157,735	3,157,735	1.0%
Malaysia	Other Investments (8)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.7%
Mexico	Other Investments (9)	Refuse Systems	Wate to Fuels Processor	14.50%	0.0%	7/27/2021	11,315,000	N/A	11,315,000	11,315,000	3.5%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021 - 4/2/2021	6,840,000	N/A	6,840,000	6,840,000	2.1%
Peru	Pure Biofuels del Peru S.A.C. (11)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.33%	0.0%	7/27/2019	15,000,000	N/A	16,545,994	16,545,994	5.1%
Total Senior Secured Term Loan (1)									78,573,493	78,573,493	24.4%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	12.04%	0.0%	8/18/2021	4,740,000	100%	4,740,000	4,740,000	1.5%
Brazil	Usivale Industria E Commercio (12), (19)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	2,851,296	100%	2,851,296	2,851,296	0.9%
Cabo Verde	TRG Cape Verde Holdings Limited (6)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	15,807,931	26%	15,807,931	15,807,931	4.9%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	100%	15,500,000	15,500,000	4.8%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	11.66%	0.0%	8/31/2021	18,527,237	15%	18,527,237	18,527,237	5.8%
Indonesia	Other Investments (6)	Street Construction	Infrastructure and Logistics Provider	20.00%	0.0%	11/22/2019	10,909,500	75%	10,861,658	10,861,658	3.4%
Indonesia	Other Investments (8)	Metals & Mining	Vessel Operator	11.00%	0.0%	6/8/2020	3,332,336	62%	3,332,336	3,332,336	1.0%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.82%	0.0%	3/31/2023	12,464,320	59%	12,464,320	12,464,320	3.9%
Namibia	Trustco Group Limited (14)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,529,353	100%	15,411,497	15,411,497	4.8%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	16.54%	0.8%	9/16/2020	13,407,670	100%	13,353,503	13,353,503	4.2%
Peru	Corporacion Prodesa S.R.L. (16)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	4,960,000	100%	4,960,000	4,960,000	1.5%
Zambia	Other Investments (6)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,355,600	15%	1,355,600	1,355,600	0.4%
Total Senior Secured Term Loan Participation									119,165,378	119,165,378	37.1%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (7), (17)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	5/1/2018	12,500,000	83%	12,500,000	12,500,000	3.9%
Argentina	Other Investments (7), (19)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2018	6,000,000	17%	6,000,000	6,000,000	1.9%
Argentina	Other Investments (8), (19)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	32%	9,000,000	9,000,000	2.8%
Argentina	Other Investments (8), (19)	Fats and Oils	Oilseed Distributor	8.75% - 9.00%	0.0%	2/22/2018	12,000,000	100%	12,000,000	12,000,000	3.7%
Chile	Other Investments (18), (19)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Ecuador	Other Investments (7)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	9/4/2018 - 10/22/2018	3,338,520	34%	3,338,520	3,338,520	1.0%
Ecuador	Other Investments (7)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	8/18/2018	351,559	43%	351,559	351,559	0.1%
Guatemala	Other Investments (19), (20)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	881,800	0.3%
Hong Kong	Other Investments (8)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	4/29/2018	14,388,525	100%	14,388,525	14,388,525	4.5%
Hong Kong	Other Investments (9)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	9.50%	0.0%	1/4/2018 - 2/19/2018	15,000,000	100%	15,000,000	15,000,000	4.7%
Hong Kong	Other Investments (8)	Coal and Other Minerals and Ores	Resource Trader	10.0% - 11.5%	0.0%	11/16/2017 - 12/27/2020	11,957,864	100%	11,957,864	11,957,864	3.7%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	11.82%	0.0%	11/8/2018	3,500,000	27%	3,500,000	3,500,000	1.1%
Morocco	Other Investments (19), (20)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,349,626	2.3%
Nigeria	Other Investments (9)	Farm Products	Cocoa Exporter	17.50%	0.0%	9/7/2018 - 9/29/2018	1,936,600	100%	1,936,600	1,936,600	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Distribution	17.50%	0.0%	9/19/2018	1,846,170	100%	1,846,170	1,846,170	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Producer	17.50%	0.0%	9/19/2018	764,280	100%	764,280	764,280	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader	17.50%	0.0%	9/19/2018 - 9/27/2018	1,205,450	100%	1,205,450	1,205,450	0.4%
South Africa	Other Investments (19), (20)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	12%	785,806	726,729	0.2%
South Africa	Other Investments (8)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	9/28/2017	1,234,145	10%	1,234,145	1,234,145	0.4%
United Arab Emirates	Other Investments (7)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	1/30/2018	1,080,000	60%	1,080,000	1,080,000	0.3%
United Kingdom	Other Investments (9)	Coal and Other Minerals and Ores	Metals Trader	9.50% - 10.14%	0.0%	12/31/2017 - 5/8/2018	4,296,451	71%	4,296,451	4,296,451	1.3%
Uruguay	Other Investments (7)	Food Products	Citrus Producer	9.00%	0.0%	2/3/2018 - 7/26/2018	346,215	100%	346,215	346,215	0.1%
Total Senior Secured Trade Finance Participations									111,089,698	111,030,621	34.5%
Short Term Investments (1)
Cayman Islands	Other Investments (21)	Financial Services	Financial Services Provider	7.50%	0.0%	2/28/2018	10,000,000	N/A	10,000,000	10,000,000	3.1%
United Kingdom	Other Investments (9)	Petroleum and Petroleum Products	Energy Commodity Trading	8.88% - 9.15%	0.0%	1/31/2018 - 2/28/2018	16,500,000	16%	16,500,000	16,500,000	5.1%
Total Short Term Investments									26,500,000	26,500,000

Total Investments									$335,328,569	$335,269,492

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.

[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 18th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	This loan was issued at a discount. The entire principal, amounting to $18,462,024, is due at maturity. Interest is paid quarterly.
12

Principal and interest paid annually. While the original maturity date was 5/15/2017, the maturity date was extended to 2/28/2021 in connection with a restructure of the loan.  Refer to Note 3 for additional information.

13

While the original maturity dates ranged from 3/10/2017 to 10/9/2017, during July 2017 the maturity dates were extended to 2/21/2018 to 6/1/2018. In October, this investment was refinanced from a trade finance to a term loan and the maturity dates was extended to 08/31/2021.  In addition, at the time of the refinance, $2,027,327 of accrued interest was capitalized and added to the principal balance.

14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 7/28/21. Please refer to Note 3 for additional information.
17	While the original maturity date was 7/18/2017, the maturity date was extended to 5/01/2018 to account for the delays in shipments.
18	While the original maturity date was 12/11/2016, the maturity date was extended to 03/04/2018.
19	Watch List investment. Refer to Note 3 for additional information.
20	Investment on non-accrual status.

21  Secured short term note receivable from Barak Mikopo Leveraged Structured Credit Fund SP, which is managed by Barak Fund Management Ltd., a sub-advisor to the Company. Principal and accrued interest are due at maturity.

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to December 31, 2017, the Company raised an additional $14,204,000 pursuant to a private placement and $8,762,000 pursuant to the DRP for the gross proceeds of $384,742,000 as of December 31, 2017.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of December 31, 2017, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
•	TriLinc Global Impact Fund – Europe, Ltd.
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through December 31, 2017, the Company has made, through its subsidiaries, loans in several countries located in Europe, South America, Asia and Africa.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of the Company’s total investments. At December 31, 2016, two portfolio company was on non-accrual status with a fair value of $5,819,216 or 2.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $401,838 and $449,927 respectively, for the years ended December 31, 2017 and 2016.

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

In prior periods, the Company had been recording the fees as a periodic charge to equity as they are incurred. Starting in June 2016, the Company determined to account for the fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees paid in connection with the sale of Class I units in the private placement in the same manner. At December 31, 2017 and 2016, the estimated unpaid distribution fee for Class C units amounted to $1,835,000 and $1,907,000, respectively, and the unpaid dealer manager fee for Class I units amounted to $60,000 and $0, respectively.

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

As of December 31, 2017 and 2016, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2014.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2017, the Company has five classes of units: Class A units, Class C units, Class I units, Class W units and Class Y units, with only Class A units, Class C units, Class I units and Class Y units outstanding. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, the Company records liabilities for distribution fees that the Company (i) currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of December 31, 2017, under GAAP, the Company recorded a liability in the amount of $1,895,000 for the estimated future amount of Class C unit distribution fee and Class I unit dealer manager fee payable. The Company is not required to determine its net asset value under GAAP and thus, the Company’s determination of net asset value per share for Class C units now varies from GAAP. In the prior periods, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than Class C units with the difference being the result of the future distribution fee deduction for Class C units. The Company has determined that such approach is not the most appropriate for determining net asset value per share for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per share for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per share for Class I units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of December 31, 2017, each of the Class A, Class C, Class I and Class Y units have the same net asset value per unit of $8.466. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). The increase in the net asset value per Class C unit from $8.267 as of March 31, 2017 to $8.466 as of December 31, 2017 is solely as a result of the change in the treatment of future distribution fees in the net asset value calculation discussed above and is not reflective of any increase in the value of the Company’s assets. Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.063 from $8.529 as of March 31, 2017 to $8.466 as of December 31, 2017 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017. In addition, the Company failed to realize sufficient investment income during the second and fourth quarters of 2017, as a result of delays in finding suitable investments, to cover operating expenses.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2017 and 2016.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2017 and 2016. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses equaled to 4.7% of the gross proceeds. As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering  costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution and dealer manager fee to the dealer manager for certain sales pursuant to a private placement.  As of December 31, 2017 the Sponsor has incurred $481,722 in organization and offering costs on behalf of the Company related to a private placement of the Company’s units.  As of December 31, 2017, the Company has reimbursed $68,672 of the organization and offering incurred relating to such private placement.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,422,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,238,700 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative Company expenses to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company expenses.  The Company has not met the Reimbursement Hurdle for the quarter ended December 31, 2017. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of December 31, 2017. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

In January, 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments that are marked to fair value and reported as available-for-sale (“AFS”).  ASU 2016-01 requires public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.  For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management has adopted this guidance effective for the fiscal period beginning January 1, 2018.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of December 31, 2017, all of the Company’s investments are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At December 31, 2017, the Company’s investment portfolio included 43 companies and was comprised of $78,573,493 or 23.4% in senior secured term loans, $119,165,378 or 35.6% in senior secured term loan participations, $111,030,621 or 33.1% in senior secured trade finance participations, and $26,500,000 or 7.9% in short term investments. At December 31, 2017, the Company’s largest loan by value was $16,545,994 or 5.0% of the total portfolio and the Company’s 5 largest loans by value amounted to an aggregate of $83,096,926, representing 24.8% of total investments. Participation in loans amounted to 68.7% of the Company’s total portfolio at December 31, 2017.

Note 3. Investments

As of December 31, 2017, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$78,573,493	$78,573,493	23.4%
Senior secured term loan participations	119,165,378	119,165,378	35.6%
Senior secured trade finance participations	111,089,698	111,030,621	33.1%
Short term investments	26,500,000	26,500,000	7.9%
Total investments	$335,328,569	$335,269,492	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to a year or more of accrued interest receivable as of December 31, 2017.  In addition, certain of the Company’s investment in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Deferred interest included in the interest receivable balance as of December 31, 2017 and 2016 amounted to $1,960,157 and $1,403,416, respectively. The Company’s interest receivable balances at December 31, 2017 and 2016 are recorded at the amounts that the Company expects to collect.

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

Short Term Investments

Short term investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short term investments.  Due to Short Term Investments’ unique characteristics, the Company has determined to present these investments separately.

Watch List Investments

Prodesa

As of December 31, 2017, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate principal balance of $3,210,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The total accrued interest balance as of December 31, 2017 amounts to $640,278 including $466,103 of deferred interest payable at maturity. The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of December 31, 2017 at $4,960,000 based on the income valuation approach as further described in Note 4.

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

On February 17, 2016, the Company filed a rejection of the plan presented by Usivale. In accordance with the judicial recovery process, a general assembly of Usivale’s creditors was held on June 14, 2016 and an agreed upon restructure plan was submitted to the court and subsequently approved by the court on October 7, 2016. Under the restructure plan, interest on the principal started accruing effective July 1, 2016 at an annual rate of 12.43% and Usivale is required to make annual principal payments starting in the fourth quarter of 2016. On November 10, 2016, the Company received payments of principal and interest of $316,777 and $144,390, respectively.  The Company recorded the $144,390 payment as interest income and stated accruing interest on the unpaid principal effective November 10, 2016. As of December 31, 2017, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).  As of December 31, 2017, accrued interest amounted to $410,532, of which $393,795 was received in March 2018.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (“the Distributor”) located in South Africa, with a total balance outstanding of $785,806 as of December 31, 2017. The Distributor trade finance has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made on October 2016. Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. As of December 31, 2016, the Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisor now owns 40% of the Distributor. Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $139,600 and $127,400, respectively, for the years ended December 31, 2017 and 2016. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of its investment in the Distributor to be $726,729 as of December 31, 2017.

Farm Supplies Distributor

The Company had several trade finance participations in a facility to a farm supplies distributor, Neria Investment Ltd. (“Neria”), located in Zambia with an aggregate principal balance of $5,078,526 and net accrued interest of $550,370 as of June 30, 2017. The Company placed this participation on non-accrual status effective July 1, 2016. In addition, during the year ended December 31, 2016, the Company reversed $550,370 of interest income that had been previously accrued. On December 1, 2016, the Company’s sub-advisor declared an event of default and filed a claim against the credit insurance policy. The insurer had 180 days from time of filing (June 1, 2017) to conclude its initial review, acceptance of the claim and waiting period. Following expiration of the waiting period, a formal demand letter was sent to the Zambian government. During the quarter ended September 30, 2017, the Company received a payment from Neria of $6,981,578, which was comprised of the entire principal balance of $5,078,526 and interest of $1,903,052.  Accordingly the Company recorded additional interest income of $1,352,682 during the year ended December 31, 2017.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (“the Exporter”) located in Guatemala, with a principal balance outstanding of $881,800 as of December 31, 2017. The participation had a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  Although the Exporter was able to secure new customers during 2017 to replace the lost order(s), the Exporter had a shipment rejected and returned, and as a result, the Exporter had difficulties making payments. As the Exporter’s financial position further deteriorated, the Company’s sub-advisor determined that a restructuring of the Exporter’s business was required and, as such, the sub-advisor started taking control over the Exporter’s operations.  The Company’s existing loan to the Exporter is also going to be restructured with the following term: 3 year senior secured term loan, secured by share pledge, 12% deferred interest compounded quarterly and payable at maturity, monthly principal amortization based upon available cash flow, expected to begin in June 2018.

The Exporter has made three principal payments totaling $92,435 during October and November 2016, an interest payment of $90,402 in February 2017, an interest payment of $8,388 in July 2017 and interest payments of approximately $81,500 during

October, November, and December 2017.  The Company has determined that the restructured term loan should be valued using the income approach, in accordance with its valuation policy, and has determined that the fair value of this investment should be $881,800 as of December 31, 2017. The Company has, however, placed this position on non-accrual status as of July 1, 2017.

Mac Z Group SARL

The Company has a $9,000,000 trade finance position with Mac Z Group SARL (“Mac Z”), a scrap metal recycler in Morocco. As of December 31, 2017, the outstanding principal balance on this position was $7,349,626 and accrued interest amounted to $483,775. The primary collateral securing this position is 1,970 tons of copper scrap.  In late October, the sub-advisor’s designated Collateral Manager for Mac Z notified the sub-advisor of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this position. In addition to conducting its investigation, the sub-advisor has issued an Event of Default and is taking steps to enforce the Corporate Guarantee, Personal Guarantee and relevant pledges, which include two insurance policies. The sub-advisor has placed a blocking notice on all of the borrower’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Mac Z has an estimated $12 million in Zinc Ore inventory, which may serve as secondary collateral for this position. The Company is working with the sub-advisor and is investigating the issue. Based on the results of the initial investigation, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this position on non-accrual effective October 1, 2017 and believes no adjustment to fair value is necessary as of December 31, 2017

Vicentin – Nacadie S.A.

The Company has a trade finance position with Vicentin – Nacadie S.A (“Vicentin”), an Argentinian company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. As of December 31, 2017, the outstanding principal balance on this position was $12,000,000 and accrued interest of $539,042.  The Company’s sub-advisor, IIG called a technical default on the borrower due to the breach of informational covenants by Vicentin and due to non-payment of interest by Vicentin. The technical default called by IIG resulted in a filing in the Commercial Court in Buenos Aires, Argentina on July 4, 2017. The Commercial Court has jurisdiction over commercial claims/disputes of this type. After IIG filed its claims in the Commercial Court, the court ruled that they were valid claims and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich International with a 100% LTV, including accrued interest.

As a short-term trade finance facility, Vicentin has historically been valued at cost. The remaining principal balance of $12,000,000 has been outstanding since March 2017. As IIG is seeking full repayment through its court action to secure assets from Vicentin, the Company believes, that as of December 31, 2017, the most appropriate valuation method is the liquidation approach. With the bond secured by IIG through the Commercial Court, whose value is for all principal and interest outstanding, there is sufficient collateral available to pay off the principal and accrued interest balances in full and the Company has determined the fair value of this investment should remain at $12,000,000.

Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay

The Company has a trade finance position with Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay (“FRIAR”), an Argentinian company that produces, processes and exports bovine meat for human consumption. As of December 31, 2017, the outstanding principal balance on this position was $9,000,000 and accrued interest of $264,500.  The Company’s sub-advisor, IIG called a technical event of default due to non-payment by FRIAR. IIG filed the promissory notes for FRIAR in the Commercial Court in Buenos Aires, Argentina. The Commercial Court has jurisdiction over commercial claims/disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG is also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. It is expected that once enough cash and assets are secured, FRIAR will secure a payment guarantee bond. IIG has confirmed that FRIAR continues to operate and is a going concern.

As a short-term trade finance facility, FRIAR has historically been valued at cost. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, we believe the most appropriate valuation method is the liquidation approach. The Company has determined the fair value of this investment should remain at $9,000,000. However, the Company is placing the position on non-accrual status effective January 1, 2018.

Sancor Cooperativas Unidas

The Company has a trade finance position with Sancor Cooperativas Unidas (“Sancor”), an Argentinian company that distributes dairy products.  As of December 31, 2017, the outstanding principal balance on this position was $6,000,000.  Interest has been paid in full through December 31, 2017.  Sancor, however, did not make the required interest payments for the first and second quarters of 2017 on a timely basis. As a result, the sub-advisor exercised pledged warrants to cover interest payments for 2017. The sub-advisor has worked with Sancor to restructure the existing loan and has extended the maturity to September 30, 2018, with an annual renewal option.  It is anticipated a further extension will be agreed to as part of the restructuring.  As part of the restructure, a co-borrower (Sancor Brazil) was added, additional collateral (face value of $56.6 million) was secured and key customers pay into the sub-advisor’s designated collection account. An unrelated loan from another lender of approximately $26 million was fully repaid by Sancor in the first quarter of 2017 and the release of the associated mortgage and reassignment of the collateral is in the final stages of being released and assigned to the Company.

Functional Products Trading S.A.

The Company has a trade finance position with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of December 31, 2017, the outstanding principal balance on this position was $1,326,688.  In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining from 2016 by 57%. As a result, the company is developing a full restructuring plan (selling office building and entering lease back agreement) with its current lenders, including the Company, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support the company’s growth initiatives. During February 2018, we received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company is currently working with Functional on restructuring the facility, which it believes will be completed in the near term.

As of December 31, 2016, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$28,673,487	$28,673,487	14.1%
Senior secured term loan participations	58,450,761	58,450,761	28.7%
Senior secured trade finance participations	116,730,642	116,671,565	57.2%
Total investments	$203,854,890	$203,795,813	100.0%

The industry composition of the Company’s portfolio, at fair market value as of December 31, 2017 and 2016, was as follows:

	As of December 31, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$15,351,296	4.6%	$22,851,296	11.2%
Bulk Fuel Stations and Terminals	16,545,994	4.9%	15,437,474	7.6%
Chemicals and Allied Products	15,000,000	4.5%	—	—
Coal and Other Minerals and Ores	31,254,315	9.4%	6,574,351	3.2%
Commercial Fishing	351,559	0.1%	1,058,273	0.5%
Communications Equipment	—	0.0%	6,111,941	3.0%
Consumer Products	10,960,000	3.3%	9,900,000	4.9%
Drugs, Proprietaries, and Sundries	1,080,000	0.3%	—	—
Electric Services	18,527,237	5.5%	19,500,000	9.6%
Farm Products	7,960,987	2.4%	3,142,480	1.5%
Fats and Oils	12,000,000	3.6%	6,000,000	2.9%
Fertilizer & Agricultural Chemicals	—	0.0%	5,078,526	2.5%
Financial services	10,000,000	3.0%	—	—
Freight Transportation Arrangement	12,464,320	3.7%	—	—
Fresh or Frozen Packaged Fish	3,338,520	1.0%	5,037,134	2.5%
Food Products	1,072,944	0.3%	740,690	0.4%
Groceries and Related Products	3,500,000	1.0%	11,195,862	5.5%
Hotels and Motels	15,807,931	4.7%	17,000,000	8.3%
Land Subdividers and Developers	15,411,497	4.6%	—	—
Logging	6,840,000	2.0%	—	—
Lumber and Other Construction Materials	—	0.0%	11,483	0.0%
Meat, Poultry & Fish	9,000,000	2.7%	9,675,717	4.7%
Metals & Mining	4,566,481	1.4%	2,234,145	1.1%
Miscellaneous Plastics Products	—	0.0%	161,018	0.1%
Packaged Foods & Meats	—	0.0%	500,000	0.2%
Personal Credit Institutions	3,157,735	0.9%	—	—
Petroleum and Petroleum Products	32,000,000	9.5%	—	—
Primary Nonferrous Metals	—	0.0%	3,000,000	1.5%
Primary Metal Industries	—	0.0%	6,000,000	2.9%
Programming and Data Processing	15,714,764	4.7%	10,236,013	5.0%
Refuse Systems	11,315,000	3.4%	—	—
Rental of Railroad Cars	—	0.0%	4,411,650	2.2%
Secondary Nonferrous Metals	17,349,626	5.2%	7,649,945	3.8%
Short-Term Business Credit	4,740,000	1.4%	—	—
Soap, Detergents, and Cleaning	1,355,600	0.4%	2,000,000	1.0%
Street Construction	10,861,658	3.2%	14,927,195	7.3%
Telephone and Telegraph Apparatus	14,388,525	4.3%	—	—
Water Transportation	13,353,503	4.0%	13,360,620	6.6%
Total	$335,269,492	100.0%	$203,795,813	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$39,500,000	11.8%	$31,000,000	15.2%
Botswana	4,740,000	1.4%	—	—
Brazil	18,566,060	5.5%	13,087,309	6.4%
Cabo Verde	15,807,931	4.7%	17,000,000	8.3%
Cayman Islands	10,000,000	3.0%	—	—
Chile	1,326,687	0.4%	2,234,915	1.1%
China	10,000,000	3.0%	—	—
Colombia	3,157,735	0.9%	—	—
Ecuador	3,690,079	1.1%	6,095,407	3.0%
Ghana	34,027,237	10.2%	19,500,000	9.6%
Guatemala	881,800	0.3%	907,565	0.4%
Hong Kong	41,346,389	12.3%	—	—
Indonesia	14,193,994	4.2%	17,927,195	8.8%
Kenya	12,464,320	3.7%	161,018	0.1%
Malaysia	15,000,000	4.5%	—	—
Mauritius	3,500,000	1.0%	11,195,862	5.5%
Mexico	11,315,000	3.4%	—	—
Morocco	7,349,626	2.2%	7,649,945	3.8%
Namibia	15,411,497	4.6%	500,000	0.2%
New Zealand	6,840,000	2.0%	—	—
Nigeria	19,106,003	5.7%	13,360,620	6.6%
Peru	21,505,994	6.4%	19,337,474	9.5%
Singapore	—	—	10,000,000	4.9%
South Africa	1,960,874	0.6%	14,174,143	7.0%
United Arab Emirates	1,080,000	0.3%	—	—
United Kingdom	20,796,451	6.2%	6,585,834	3.2%
Zambia	1,355,600	0.4%	13,078,526	6.4%
Uganda	—	0.0%	—	—
Uruguay	346,215	0.1%	—	—
Total	$335,269,492	100.0%	$203,795,813	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2017:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$78,573,493	$—	$—	$78,573,493
Senior secured term loan participations	119,165,378	—	—	119,165,378
Senior secured trade finance participations	111,030,621	—	—	111,030,621
Short term investments	26,500,000	—	—	26,500,000
Total	$335,269,492	$—	$—	$335,269,492

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2016:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$28,673,487	$—	$—	$28,673,487
Senior secured term loan participations	$58,450,761			58,450,761
Senior secured trade finance participations	116,671,565	—	—	116,671,565
Total	$203,795,813	$—	$—	$203,795,813

The following is a reconciliation of activity for the year ended December 31, 2017, of investments classified as Level 3:

	Fair Value at December 31, 2016	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Fair Value at December 31, 2017
Senior secured term loans	$28,673,487	$56,019,866	$(7,259,818)	$1,139,958	$—	$78,573,493
Senior secured term loan participations	58,450,761	74,182,336	(17,145,817)	3,678,098	—	119,165,378
Senior secured trade finance participations	116,671,565	159,040,847	(164,681,791)	—	—	111,030,621
Short term investments	—	34,000,000	(7,500,000)	—	—	26,500,000
Total	$203,795,813	$323,243,049	$(196,587,426)	$4,818,056	$—	$335,269,492

The following is a reconciliation of activity for the year ended December 31, 2016 of investments classified as Level 3:

	Fair Value at December 31, 2015	Purchases	Maturities or Prepayments	Amortization	Net change in unrealized appreciation (depreciation)	Fair Value at December 31, 2016
Senior secured term loan	$5,474,534	$24,200,000	$(1,381,848)	$380,801	$—	$28,673,487
Senior secured term loan participations	18,484,242	42,170,621	(2,637,793)	115,267	318,424	58,450,761
Senior secured trade finance participations	77,069,328	165,850,182	(126,188,868)	—	(59,077)	116,671,565
Unsecured short term note receivable	—	20,000,000	(20,000,000)	—	—	—
Total	$101,028,104	$252,220,803	$(150,208,509)	$496,068	$259,347	$203,795,813

There were no realized gains or losses for any of our investments classified as Level 3 during the years ended December 31, 2017 and 2016.

As of December 31, 2017, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2017:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$90,030,621	Income approach (DCF)	Market yield	9.0% - 17.5% (10.6%)
Senior secured trade finance participations (2)	$21,000,000	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$78,573,493	Income approach (DCF)	Market yield	11.3% - 14.5% (12.5%)
Senior secured term loan participations	$119,165,378	Income approach (DCF)	Market yield	11.0% - 20.0% (13.5%)
Short term investments	$26,500,000	Cost Approach	Recent transactions	N/A

The significant unobservable inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

(1)

Given the short duration (less than one year) and nature of trade finance positions, in prior periods, the Company used the cost approach to determine the fair value of trade finance positions. As of December 31, 2017, the Company has determined that using the income approach is more appropriate.  The change in valuation approach did not have any effect on the fair value determined for the Company’s trade finance position.

(2)	Collateral valuation approach used for Vicentin and FRIAR. See Note 3 for further information.

As of December 31, 2016, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2016:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$115,930,875	Cost Approach	Recent transactions	N/A
Senior secured trade finance participations (2)	$740,690	Income approach (DCF)	Market yield	15.75%
Senior secured term loans	$28,673,487	Income approach (DCF)	Market yield	11.50% - 13.50% (12.50%)
Senior secured term loan participations (3)	$58,450,761	Income approach (DCF)	Market yield	11.50% - 15.70% (13.99%)

(1)

Given the short duration (less than one year) and nature of trade finance positions, the Company uses the cost approach to determine the fair value of trade finance positions, unless circumstances would indicate that another approach would be more appropriate.

(2)	Income approach used for the Fruit and Nut Distributor based on expected terms as listed in Note 3 above.
(3)

As of December 31, 2016, with respect to the loans to Prodesa, the Company had returned to using an income approach to estimate their fair value. In prior periods, the Company had chosen to determine their estimated fair value based on a collateral valuation approach. In addition, the Company has since restructured the loans with Prodesa (see Note 3).

The significant unobservable inputs used in the fair value measurement of the Company’s trade finance investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

For details of the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 3.

Note 5. Related Parties

Agreements

Advisory Agreement

On February 14, 2018, the Company’s board of managers determined to extend the Amended and Restated Advisory Agreement, (the “Advisory Agreement”) until February 25, 2019.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee for the years ended December 31, 2017 and 2016.

Transactions

As discussed in Note 2, for the year ended December 31, 2017 and 2016, the Sponsor assumed responsibility for $3,831,415 and $5,333,530 of the Company’s operating expenses, management and incentive fees, which are deferred under the Responsibility Agreement.

For the years ended December 31, 2017 and 2016, the Advisor earned $6,484,850 and $4,172,643, respectively, in management fees and $4,599,941 and $3,319,149, respectively, in incentive fees.

Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,422,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,238,700 of expenses, which have been accrued by the Sponsor as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2.

As of December 31, 2017 and 2016, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $3,997,314 and $3,175,656, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the years ended December 31, 2017 and 2016, the Company paid $643,566 and $1,938,827, respectively, in dealer manager fees and $2,516,109 and $6,744,561, respectively, in selling commission to our dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of our units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

As of December 31, 2017 and 2016, due to affiliates, which were related to reimbursement of offering expenses to the Company’s Sponsor, amounted to $0 and $68,312, respectively.

Note 6. Organization and Offering Costs

As of December 31, 2017, the Sponsor has paid approximately $17,340,000 of offering costs and $236,000 of organization costs, all of which were paid directly by the Sponsor on behalf of the Company, and will be reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $3,016,600 and $4,540,000, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, the Company paid $2,612,810 and $6,721,325, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to December 31, 2017, the Company has reimbursed the Sponsor a total of $17,156,501 of offering costs and organization costs and there is a remaining balance of approximately $419,500 of offering costs that have not been reimbursed to the Sponsor as of December 31, 2017.

Note 7. Promissory Notes

The Company notes payable consist of the following:

	December 31, 2017	December 31, 2016
	Outstanding Balance	Outstanding Balance
Promissory notes	$410,000	$1,635,000
Symbiotics facility	22,750,000	-
Christian Super promissory note	5,000,000	-
Total notes payable	$28,160,000	$1,635,000

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

In October, 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments. TGIFC’s obligations under the Notes are secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and Noteholders, dated as of October 14, 2016 granting the holders of Notes a mortgage over 1.86 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Notes. The Notes and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of December 31, 2017, the Company is in full compliance with all such representations, warranties and covenants.

Symbiotics Facility

On July 3, 2017, TGIFC entered into a $10.5 million Facility Agreement (the “Facility Agreement”) with Micro, Small & Medium Enterprises Bonds S.A. (“MSMEB”) as Lender and Symbiotics SA as Servicer.  On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $12.25 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer. TGIFC may request an additional $17.5 million under the Facility Agreement, subject to the conditions precedent set forth in the Facility Agreement, including availability of funding.

The Facility Agreement has an interest rate of 4.65% per annum plus the three month LIBOR (1.36% as of December 31, 2017) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

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

TGIFC’s obligations under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of December 31, 2017, the Company is in full compliance with all such representations, warranties and covenants.

Christian Super Promissory Note

On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering (the “CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”). The CS Note was issued pursuant to an ongoing private offering targeting $25 million in the aggregate amount and will be comprised of up to five different series with five different issuance dates, but likely the same maturity date (collectively the “CS Notes”).  The CS Note issued on August 7, 2017 comprised the first series of the CS Notes. Borrowings from the CS Notes offering will be used to pursue the Company’s investment strategy and for general corporate purposes.

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

  TGIFC’s obligations under the CS Notes is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017, granting the holder of the CS Notes a mortgage over 5 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the CS Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Notes.  The CS Note and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of December 31, 2017, the Company is in full compliance with all such representations, warranties and covenants.

For the years ended December 31, 2017 and 2016, the Company recognized $606,943 and $16,228, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2018	$410,000
2019	-
2020	22,750,000
2021	5,000,000
Thereafter	-
$28,160,000

Note 8. Unit Capital

As of December 31, 2017, the Company has five classes of units: Class A, Class C, Class I, Class W and Class Y units, with only Class A, Class C, Class I and Class Y units outstanding. The unit classes have different upfront sales commissions and dealer manager fees and there are ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2017, the Company recorded a liability in the aggregate amount of $1,895,000 for the estimated future amount of Class C distribution fee payable and Class I unit dealer manager fee payable. The estimated liability is calculated based on a net asset value per Class C and Class I units of $9.025 with distribution and dealer manager fees of 0.8% and 0.5%, respectively, per annum applied to the net asset value, during the expected period that Class C and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding.

The following table is a summary of transactions with respect to the Company’s units during the year ended December 31, 2017:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2016	the Period	the Period	2017
Class A units	15,391,991	3,251,521	(403,439)	18,240,073
Class C units	6,803,985	1,672,115	(64,757)	8,411,343
Class I units	7,411,405	3,526,396	(495,792)	10,442,009
Class Y units	-	1,089,678	-	1,089,678
Total	29,607,381	9,539,710	(963,988)	38,183,103

The total of 9,539,710 units issued during the year ended December 31, 2017 included 1,249,131 units issued under the Second Amended and Restated Distribution Reinvestment Plan (“Distribution Reinvestment Plan”) at a value of $11,267,412.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the then current offering price less the sales fees associated with that class of units. On March 3, 2017, the board of managers authorized an amendment to the unit repurchase program and commencing with redemption requests processed at the end of the second quarter of 2017, units were redeemed at a price equal to the greater of $9.025 or the estimated net asset per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Our March 7, 2018, the board authorized a further amendment to our unit repurchase program and commencing with repurchase requests processed on the last day of the first quarter of 2018, units are redeemed at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC at the time of redemption. Redemptions for the first quarter of 2018 were redeemed at the price equal to $8.507 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second quarter of 2018 will be redeemed at a price equal to $8.466 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of December 31, 2017. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of our unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under the Distribution Reinvestment Plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

For the year ended December 31, 2017, the Company had received and processed 149 repurchase requests. The Company repurchased an aggregate of 403,439 Class A units, 64,757 Class C units, and 495,792 Class I units at a price of $9.025 per unit for a total of $8,699,994.

For the year ended December 31, 2016, the Company had received and processed 31 repurchase requests. The Company repurchased an aggregate of 565,549 Class A units, 8,943 Class C units, and 573,750 Class I units at a price of $9.025 per unit for a total of $10,362,875.

The following table is a summary of the units issued during the year ended December 31, 2016:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2015	the Period	the Period	2016
Class A units	9,709,153	6,248,387	(565,549)	15,391,991
Class C units	1,073,599	5,739,329	(8,943)	6,803,985
Class I units	5,443,616	2,541,539	(573,750)	7,411,405
Total	16,226,368	14,529,254	(1,148,241)	29,607,381

Note 9. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. For the year ended December 31, 2017, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (“Distribution rate”) (less the distribution fee for Class C Units and an ongoing dealer manager fee with respect to certain Class I units). For the year ended December 31, 2016, the distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197268 per unit per day (less the distribution fee for Class C units). For the years ended December 31, 2017 and 2016, $14,285,443 and $9,258,169, respectively, of these distributions were paid in cash and $11,267,412 and $7,212,502, respectively, were reinvested in units for those unitholders participating in the Company Distribution Reinvestment Plan.

The following table summarizes the distributions paid for the years ended December 31, 2017 and 2016.

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2017	January 19, 2017	$0.00197808	$1,002,022	$837,472	$1,839,494
February 28, 2017	February 23, 2017	$0.00197808	944,453	782,125	1,726,578
March 31, 2017	March 3, 2017	$0.00197808	1,114,222	885,439	1,999,661
April 30, 2017	April 18, 2017	$0.00197808	1,148,147	929,660	2,077,807
May 31, 2017	May 10, 2017	$0.00197808	1,220,942	987,576	2,208,518
June 30, 2017	June 12, 2017	$0.00197808	1,194,793	960,134	2,154,927
July 31, 2017	July 11, 2017	$0.00197808	1,238,624	986,918	2,225,542
August 31, 2017	August 10, 2017	$0.00197808	1,254,262	991,320	2,245,582
September 30, 2017	September 11, 2017	$0.00197808	1,227,774	961,150	2,188,924
October 31, 2017	October 10, 2017	$0.00197808	1,307,319	990,942	2,298,261
November 30, 2017	November 10, 2017	$0.00197808	1,287,287	961,032	2,248,319
December 31, 2017	December 11, 2017	$0.00197808	1,345,598	993,644	2,339,242
Total for 2017			$14,285,443	$11,267,412	$25,552,855

January 31, 2016	January 19, 2016	$0.00197268	$590,074	$421,766	$1,011,840
February 29, 2016	February 19, 2016	$0.00197268	592,036	427,352	1,019,388
March 31, 2016	March 28, 2016	$0.00197268	675,639	482,207	1,157,846
April 30, 2016	April 19, 2016	$0.00197268	654,356	506,242	1,160,598
May 31, 2016	May 6, 2016	$0.00197268	715,936	554,319	1,270,255
June 30, 2016	June 21, 2016	$0.00197268	731,881	561,652	1,293,533
July 31, 2016	July 19, 2016	$0.00197268	803,571	630,142	1,433,713
August 31, 2016	August 11, 2016	$0.00197268	846,924	674,120	1,521,044
September 30, 2016	September 20, 2016	$0.00197268	864,779	679,108	1,543,887
October 31, 2016	October 18, 2016	$0.00197268	903,797	730,203	1,634,000
November 30, 2016	November 10, 2016	$0.00197268	907,698	743,078	1,650,776
December 31, 2016	December 20, 2016	$0.00197268	971,478	802,313	1,773,791
Total for 2016			$9,258,169	$7,212,502	$16,470,671

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2017 and 2016. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and therefore the financial highlights are equal for each of the outstanding classes.

	Twelve Months Ended
	December 31,	December 31,
	2017	2016
Per unit data (1):
Net asset value at beginning of period	$8.47	$8.54
Net investment income	$0.62	$0.77
Net change in unrealized depreciation on investments	$-	$0.01
Net increase in net assets resulting from operations	$0.62	$0.78
Net change in offering costs	$0.04	$(0.01)
Distributions	$(0.73)	$(0.78)
Net change in accrued distribution and other fees	$0.01	$(0.06)
Net decrease in net assets	$(0.05)	$(0.07)
Net asset value at end of period (2)	$8.42	$8.47
Total return based on net asset value (3)	7.37%	9.13%
Net assets at end of period	$321,356,737	$250,755,915
Units Outstanding at end of period	38,183,103	29,607,381
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	7.42%	8.52%
Ratio of net operating expenses to average net assets	3.58%	2.17%

[1]	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2017 and 2016, which were 35,541,295 and 21,194,302, respectively.
[2]

For financial statement reporting purposes under GAAP, as of December 31, 2017, the Company recorded a liability in the amount of $1,895,000 for the estimated future amount of Class C Distribution Fees and Class I Dealer Manager Fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined beginning with the quarter ended June 30, 2017 that deducting the accrual for the estimated future amount of Class C Distribution Fees and Class I Dealer Manager Fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. As of December 31, 2017, based on the new approach to the treatment of future Class C Distribution Fees and Class I Dealer Manager Fees, the Company has calculated the net asset value to be $8.466 for all units.  If the Company would have used the same approach for presentation in determining the net asset value as of December 31, 2016, the net asset value per unit would have been $8.534.

[3]

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the years ended December 31, 2017 and 2016, prior to the effect of the Responsibility Agreement were as follows: total return: 6.09% and 6.18%, ratio of net investment income: 6.14% and 5.77%, and ratio of net expenses to average net assets: 4.86% and 4.92%, respectively.

Note 11. Selected Quarterly Data (Unaudited)

	2017
	Q4	Q3	Q2	Q1
Total investment income	$9,482,855	$9,741,973	$6,951,161	$6,678,085
Net investment income	$5,295,695	$6,661,271	$5,408,617	$4,801,740
Net change in unrealized depreciation on investments	$—	$—	$—	$—
Net increase in net assets resulting from operations	$5,295,695	$6,661,271	$5,408,617	$4,801,740
Basic and diluted earnings per unit	$0.14	$0.18	$0.15	$0.15
Net asset value per unit as of the end of the quarter	$8.42	$8.45	$8.44	$8.47

	2016
	Q4	Q3	Q2	Q1
Total investment income	$5,902,594	$6,415,185	$4,780,729	$3,341,854
Net investment income	$4,759,351	$4,507,165	$3,728,632	$3,251,742
Net change in unrealized appreciation (depreciation) on investments	$318,424	$-	$-	$(59,077)
Net increase in net assets resulting from operations	$5,077,775	$4,507,165	$3,728,632	$3,192,665
Basic and diluted earnings per unit	$0.22	$0.20	$0.18	$0.18
Net asset value per unit as of the end of the quarter	$8.47	$8.46	$8.47	$8.53

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2017, except as discussed below.

Distributions

On January 16, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through January 31, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). On February 1, 2018, $1,301,699 of these distributions were paid in cash and on January 31, 2018, $988,859 were reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On February 14, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from February 1 through February 28, 2018. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00197808 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). On March 1, 2018, $1,497,579 of these distributions were paid in cash and on February 28, 2018, $895,266 were reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

On March 25, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from March 1 through March 31, 2018. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about April 2, 2018 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan, on March 31, 2018.

Fifth Amended and Restated Operating Agreement

Effective as of January 20, 2018, pursuant to the authorization of the board of managers, the Company’s operating agreement was amended and restated (the “Amended and Restated Operating Agreement”. The Amended and Restated Operating Agreement reflects the addition of a class of units designated as Class Z units.  Prior to the addition of the Class Z units, the Company’s authorized units consisted solely of Class A, Class C, Class I, Class W and Class Y units, all of which have the same rights and privileges, including voting rights, and are considered by the Company to constitute one class of securities.  The Class Z units are distinct from the Company’s Class A, Class C, Class I, Class W and Class Y units because the Class Z units are non-voting units, and the Company therefore considers the Class Z units to be a class of securities that is separate and distinct from the Company’s Class A, Class C, Class I, Class W and Class Y units. The Class Z units are not registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended.

TGIF Cayman Investment

On February 2, 2018, we sold 5,877,512 Class Z units of limited liability company interest for an aggregate offering price of $50 million to TriLinc Global Impact Fund Cayman Feeder, Ltd., or TGIF Cayman, an exempted company incorporated in the Cayman Islands and controlled by the Sponsor. A Saudi Arabian sovereign wealth fund owns 100% of the economic interest in TGIF Cayman and invested $50 million in TGIF Cayman to fund investment in the Class Z units.

Amendments to the Distribution Reinvestment Plan and Unit Repurchase Program

On March 7, 2018, the board of managers (the “Board”) of the Company approved the Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Commencing on March 30, 2018, the date on which the distributions declared for the month of March 2018 were reinvested (the “DRP Effective Date”), the Company amended the price at which additional units of the same class may be purchased pursuant to the distribution reinvestment plan to a price equal to the estimated net asset value per unit of the unit class being reinvested, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Accordingly, the Amended DRP has superseded and replaced the Company’s current distribution reinvestment plan as of the DRP Effective Date and the new offering price under the Amended DRP was first applied to distributions declared for the month of March 2018, which were reinvested on March 30, 2018.  Distributions declared for the month of March 2018 were reinvested at a price equal to $8.507 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of September 30, 2017, the most recently disclosed net asset value at the time of reinvestment. Distributions declared for the month of April 2018 will be reinvested at a price equal to $8.466 per Class A unit, Class C units and Class I unit, which was the net asset value per unit as of December 31, 2017.

Additionally, on March 7, 2018, the Company’s board of managers approved the Third Amended and Restated Unit Repurchase Program (the “Amended URP”). The Company amended the price at which units presented for redemption were repurchased, beginning with units to be repurchased by the Company on the last day of the first quarter of 2018 (the “URP Effective Date”).  Subject to the limitations of the Amended URP, beginning on the URP Effective Date, units repurchased under the Amended URP will be repurchased at a price equal to the net asset value per unit of the unit class being repurchased, as most recently disclosed by the Company in a public filing with the SEC. Accordingly, the Amended URP superseded and replaced the Company’s prior unit repurchase program as of the URP Effective Date and the new offering price under the Amended URP was first applied to units repurchased by the Company on the last day of the first quarter of 2018. Redemptions for the first quarter of 2018 were redeemed at the price equal to $8.507 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second quarter of 2018 will be redeemed at a price equal to $8.466 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of December 31, 2017.

Investments

Subsequent to December 31, 2017 through March 26, 2018, the Company funded approximately $80.1 million in new loans and received proceeds from repayment of loans of approximately $37.1 million.

Agreements

On February 14, 2018, the Company’s board of managers determined to extend the Advisory Agreement until February 25, 2019.

On March 26, 2018, we entered into an Amended and Restated Operating Expenses Responsibility Agreement with our Sponsor and Advisor. Pursuant to the term of this agreement, our Sponsor agreed to be responsible for our cumulative operating expenses incurred through December 31, 2017, including management and incentive fees earned by the Advisor during the quarter ended December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2018.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	April 2, 2018
Gloria S. Nelund

/s/ Brent L. VanNorman	Chief Financial Officer, Manager (principal financial and accounting officer)	April 2, 2018
Brent L. VanNorman

/s/ Terry Otton	Manager	April 2, 2018
Terry Otton

/s/ Cynthia Hostetler	Manager	April 2, 2018
Cynthia Hostetler

/s/ R. Michael Barth	Manager	April 2, 2018
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