Form 10-Q
period 2018-03-31
TriLinc Global Impact Fund LLC
filed 2018-05-14
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 10, 2018, the Company had outstanding 18,228,394 Class A units, 8,451,034 Class C units, 10,593,341 Class I units, 24,555 Class W units, 1,116,053 Class Y units, and 5,965,037 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $386,243,553 and $335,328,569, respectively)	$385,375,392	$335,269,492
Cash	8,985,543	9,641,457
Interest receivable	10,538,698	9,210,430
Due from affiliates (see Note 5)	3,758,946	3,997,314
Other assets	174,837	189,103
Total assets	408,833,416	358,307,796

LIABILITIES
Due to unitholders	1,452,939	1,295,293
Management fee payable	2,012,618	1,763,018
Incentive fee payable	1,417,435	1,323,929
Notes payable	28,060,000	28,160,000
Unit repurchases payable	3,338,976	2,153,077
Accrued distribution and other fees	1,677,000	1,895,000
Other payables	427,634	360,742
Total liabilities	38,386,602	36,951,059
Commitments and Contingencies (see Note 5)
NET ASSETS	$370,446,814	$321,356,737

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$160,691,952	$166,754,603
Net capital paid in on Class C units	74,442,541	76,275,220
Net capital paid in on Class I units	92,965,263	92,778,756
Net capital paid in on Class W units	206,305	—
Net capital paid in on Class Y units	9,325,019	2,704,659
Net capital paid in on Class Z units	50,000,000	—
Offering costs	(17,184,266)	(17,156,501)
Net assets (equivalent to $8.421 and $8.466, respectively per unit based on total units outstanding of 44,187,642 and 38,183,103, respectively)	$370,446,814	$321,356,737
Net assets, Class A (units outstanding of 18,183,880 and 18,240,073, respectively)	$152,535,450	$158,558,939
Net assets, Class C (units outstanding of 8,426,681 and 8,411,343, respectively)	70,662,696	72,495,821
Net assets, Class I (units outstanding of 10,558,960 and 10,442,009, respectively)	88,228,971	88,086,934
Net assets, Class W (units outstanding of 24,555 and 0, respectively)	195,291	—
Net assets, Class Y (units outstanding of 1,116,053 and 1,089,678, respectively)	8,824,406	2,215,043
Net assets, Class Z (units outstanding of 5,877,513 and 0, respectively)	50,000,000	—
NET ASSETS	$370,446,814	$321,356,737

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2018	2017
INVESTMENT INCOME
Interest income	$10,127,186	$6,590,163
Interest from cash	54,548	87,922
Total investment income	10,181,734	6,678,085
EXPENSES
Management fees	2,009,600	1,520,974
Incentive fees	1,403,506	960,348
Professional fees	326,435	365,179
General and administrative expenses	325,172	280,555
Interest expense	448,620	19,742
Board of managers fees	54,375	54,375
Total expenses	4,567,708	3,201,173
Expense support payment from Sponsor	—	(1,324,828)
Net expenses	4,567,708	1,876,345
NET INVESTMENT INCOME	5,614,026	4,801,740
Net change in unrealized depreciation on investments	(849,503)	—
Foreign exchange gain	40,174	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,804,697	$4,801,740

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.13	$0.15
EARNINGS PER UNITS - BASIC AND DILUTED	$0.11	$0.15
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	42,272,734	31,423,215

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31,	March 31,
	2018	2017
INCREASE FROM OPERATIONS
Net investment income	$5,614,026	$4,801,740
Foreign exchange gain	40,174	—
Net change in unrealized depreciation on investments	(849,503)	—
Net increase from operations	4,804,697	4,801,740
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(3,093,859)	(2,869,276)
Distributions to Class C unitholders	(1,417,523)	(1,285,860)
Distributions to Class I unitholders	(1,782,002)	(1,410,597)
Distributions to Class W unitholders	(2,369)	—
Distributions to Class Y unitholders	(186,809)	—
Distributions to Class Z unitholders	(621,238)	—
Net decrease from distributions	(7,103,800)	(5,565,733)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	1,522,387	24,443,996
Issuance of Class C units	733,939	12,212,344
Issuance of Class I units	1,845,595	21,785,501
Issuance of Class W units	211,000	—
Issuance of Class Y units	225,000	—
Issuance of Class Z units	50,000,000	—
Repurchase of units	(3,338,976)	(3,125,167)
Class C units distribution fee	218,000	(233,000)
Offering costs	(27,765)	(2,401,853)
Net increase from capital transactions	51,389,180	52,681,821
NET INCREASE IN NET ASSETS	49,090,077	51,917,828
Net assets at beginning of period	321,356,737	250,755,915
Net assets at end of period	$370,446,814	$302,673,743

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,804,697	$4,801,740
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(86,782,374)	(74,703,583)
Maturity of investments	37,045,877	60,583,156
Payment-in-kind interest	(848,622)	—
Net change in unrealized depreciation on investments	849,503	—
Foreign exchange gains	(40,174)	—
Accretion of discounts on investments	(330,109)	(293,823)
Increase in interest receivable	(1,328,268)	(1,397,615)
Decrease (increase) in due from affiliates	238,368	(111,819)
Decrease in other expenses	14,266	5,955
Increase in due to unitholders	157,646	137,086
Increase in management and incentive fees payable	343,106	354,828
Increase in other payable	66,892	9,172
NET CASH USED IN OPERATING ACTIVITIES	(45,809,192)	(10,614,903)
Cash flows from financing activities
Net proceeds from issuance of units	51,835,396	48,836,929
Distributions paid to unitholders	(4,401,276)	(3,060,697)
Payments of offering costs	(27,765)	(1,909,347)
Repurchase of units	(2,153,077)	(9,633,125)
Repayments of notes payable	(100,000)	—
Proceeds from issuance of notes payable	—	225,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,153,278	34,458,760
TOTAL INCREASE (DECREASE) IN CASH	(655,914)	23,843,857
Cash at beginning of period	9,641,457	44,790,312
Cash at end of period	$8,985,543	$68,634,169
Supplemental information
Cash paid during the period for interest	$367,868	$16,228
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$2,702,524	$2,505,036
Unit subscriptions receivable	$-	$14,574,746
Change in accrual of Class C unit distribution fee	$(218,000)	$233,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2018

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/21/2022	$15,215,332	N/A	$15,215,332	$15,215,332	4.1%
China	Other Investments (6)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.7%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	4,081,077	N/A	4,081,077	4,081,077	1.1%
Hong Kong	Other Investments (8)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.0%
Malaysia	Other Investments (8)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.0%
Mexico	Other Investments (9)	Refuse Systems	Waste to Fuels Processor	14.50%	0.0%	7/27/2021	19,423,841	N/A	19,423,841	19,423,841	5.2%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.8%
Peru	Pure Biofuels del Peru S.A.C. (11)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.50%	0.0%	7/27/2019	15,000,000	N/A	16,831,593	16,831,593	4.5%
Total Senior Secured Term Loan (1)									102,391,843	102,391,843	27.4%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	12.04%	0.0%	8/18/2021	4,740,000	100%	4,740,000	4,740,000	1.3%
Brazil	Usivale Industria E Commercio (12), (19)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	2,851,296	100%	2,851,296	2,851,296	0.8%
Cabo Verde	TRG Cape Verde Holdings Limited (6)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	15,949,324	26%	15,949,324	15,949,324	4.3%
Croatia	Other Investments (8), (22)	Department Stores	Mall Operator	13.00%	0.0%	1/23/2021	7,602,456	100%	7,602,456	7,640,880	2.1%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	100%	15,500,000	15,500,000	4.2%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	11.66%	0.0%	8/31/2021	18,527,237	15%	18,527,237	18,527,237	5.0%
Indonesia	Other Investments (6)	Street Construction	Infrastructure and Logistics Provider	20.00%	0.0%	11/22/2019	10,909,500	75%	10,867,898	10,867,898	2.9%
Indonesia	Other Investments (8)	Metals & Mining	Vessel Operator	11.00%	0.0%	6/8/2020	3,332,336	100%	3,332,336	3,332,336	0.9%
Jersey	Other Investments (8)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	100%	18,430,000	18,430,000	5.0%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	13.57%	0.0%	3/31/2023	12,588,963	49%	12,588,963	12,588,963	3.4%
Namibia	Trustco Group Limited (14)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,688,098	100%	15,578,276	15,578,276	4.2%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	16.84%	0.8%	9/16/2020	13,029,470	100%	12,980,304	12,980,304	3.5%
Peru	Corporacion Prodesa S.R.L. (16)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	4,960,000	100%	4,960,000	4,960,000	1.3%
Uganda	Other Investments (7)	Farm Products	Grain Processor	12.00%	0.0%	12/31/2020	3,650,000	100%	3,650,000	3,650,000	1.0%
Zambia	Other Investments (6)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,195,188	15%	1,195,188	1,195,188	0.3%
Total Senior Secured Term Loan Participations									148,753,278	148,791,702	40.2%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (7), (17)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	6/30/2018	12,500,000	83%	12,500,000	12,500,000	3.4%
Argentina	Other Investments (7), (19)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2018	6,000,000	17%	6,000,000	5,790,732	1.6%
Argentina	Other Investments (19), (20)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	32%	9,000,000	8,425,571	2.3%
Argentina	Other Investments (8), (19)	Fats and Oils	Oilseed Distributor	8.75% - 9.00%	0.0%	2/22/2018	12,000,000	100%	12,000,000	12,000,000	3.2%
Cameroon	Other Investments (9)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	17.50%	0.0%	10/13/2018 - 10/29/2018	10,592,240	100%	10,592,240	10,592,240	2.9%
Chile	Other Investments (18), (19)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%
Ecuador	Other Investments (7)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	7/24/2018	1,503,141	16%	1,503,141	1,503,141	0.4%
Ecuador	Other Investments (7)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	8/18/2018	322,300	36%	322,300	322,300	0.1%
Ecuador	Other Investments (7)	Commercial Fishing	Tuna Processor	9.50%	0.0%	5/9/2018	588,844	10%	588,844	588,844	0.2%
Guatemala	Other Investments (19), (20)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	881,800	0.2%
Hong Kong	Other Investments (8)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	4/3/2018 - 5/23/2018	15,431,910	100%	15,431,910	15,431,910	4.2%
Hong Kong	Other Investments (9)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	9.50%	0.0%	7/5/2018 - 8/18/2018	15,000,000	100%	15,000,000	15,000,000	4.0%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	11.82%	0.0%	11/8/2018	3,500,000	18%	3,500,000	3,500,000	0.9%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Morocco	Other Investments (19), (20)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,349,626	2.0%
Nigeria	Other Investments (9)	Farm Products	Cocoa Exporter	17.50%	0.0%	9/7/2018 - 10/20/2018	4,515,692	100%	4,515,692	4,515,692	1.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Distribution	17.50%	0.0%	8/18/2018 - 9/19/2018	2,709,720	100%	2,709,720	2,709,720	0.7%
Nigeria	Other Investments (9)	Farm Products	Cocoa Producer	17.50%	0.0%	9/19/2018 - 10/22/2018	3,536,089	100%	3,536,089	3,536,089	1.0%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader	17.50%	0.0%	9/27/2018 - 10/7/2018	3,421,291	100%	3,421,291	3,421,291	0.9%
South Africa	Other Investments (19), (20)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	12%	785,806	726,729	0.2%
United Arab Emirates	Other Investments (7)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	1/30/2018	888,192	60%	888,192	888,192	0.2%
United Kingdom	Other Investments (9)	Coal and Other Minerals and Ores	Metals Trader	9.68% - 11.56%	0.0%	5/7/2018 - 8//292018	5,358,626	85%	5,358,626	5,358,626	1.4%
Total Senior Secured Trade Finance Participations									117,211,964	116,369,190	31.4%
Short Term Investments (1)
Cayman Islands	Other Investments (21)	Financial Services	Financial Services Provider	7.50%	0.0%	2/28/2018	10,000,000	N/A	10,000,000	10,000,000	2.7%
United Kingdom	Other Investments (9)	Petroleum and Petroleum Products	Energy Commodity Trading	8.88%	0.0%	1/31/2018	7,500,000	8%	7,500,000	7,500,000	2.0%
Total Short Term Investments									17,500,000	17,500,000
Other investments
Croatia	Other investment (23)	Other	Foreign currency put option	N/A	N/A	1/23/2021	N/A	N/A	386,468	322,657	0%

Total Investments									$386,243,553	$385,375,392

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
12

Principal and interest paid annually. While the original maturity date was 5/15/2017, the maturity date was extended to 12/15/2020 in connection with a restructure of the loan.  Refer to Note 3 for additional information.

13

While the original maturity dates ranged from 3/10/2017 to 10/9/2017, during July 2017 the maturity dates were extended to 2/21/2018 to 6/1/2018. In October, this investment was refinanced from a trade finance to a term loan and the maturity dates was extended to 8/31/2021.  In addition, at the time of the refinance, $2,027,327 of accrued interest was capitalized and added to the principal balance.

14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 7/28/21. Please refer to Note 3 for additional information.
17	While the original maturity date was 7/18/2017, the maturity date was extended to 6/30/2018 to account for the delays in shipments.
18	While the original maturity date was 12/11/2016, the maturity date was extended to 3/04/2018.
19	Watch List investment. Refer to Note 3 for additional information.
20	Investment on non-accrual status.

21 Secured short term note receivable from Barak Mikopo Leveraged Structured Credit Fund SP, which is managed by Barak Fund Management Ltd., a sub-advisor to the Company. Principal and accrued interest are due at maturity.

[22]	Investment is denominated in euro currency with a principal amount of 6,200,000 euro. Fair value represents the principal amount converted to US dollars at the current exchange rate.
[23]	Foreign currency option contract to hedge the future principal repayment of investment denominated in euro.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2017

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/21/2022	$15,739,999	N/A	$15,714,764	$15,714,764	4.9%
China	Other Investments (6)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	3.1%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	3,157,735	N/A	3,157,735	3,157,735	1.0%
Malaysia	Other Investments (8)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.7%
Mexico	Other Investments (9)	Refuse Systems	Waste to Fuels Processor	14.50%	0.0%	7/27/2021	11,315,000	N/A	11,315,000	11,315,000	3.5%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021 - 4/2/2021	6,840,000	N/A	6,840,000	6,840,000	2.1%
Peru	Pure Biofuels del Peru S.A.C. (11)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.33%	0.0%	7/27/2019	15,000,000	N/A	16,545,994	16,545,994	5.1%
Total Senior Secured Term Loan (1)									78,573,493	78,573,493	24.4%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	12.04%	0.0%	8/18/2021	4,740,000	100%	4,740,000	4,740,000	1.5%
Brazil	Usivale Industria E Commercio (12), (19)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	2,851,296	100%	2,851,296	2,851,296	0.9%
Cabo Verde	TRG Cape Verde Holdings Limited (6)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	15,807,931	26%	15,807,931	15,807,931	4.9%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	100%	15,500,000	15,500,000	4.8%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	11.66%	0.0%	8/31/2021	18,527,237	15%	18,527,237	18,527,237	5.8%
Indonesia	Other Investments (6)	Street Construction	Infrastructure and Logistics Provider	20.00%	0.0%	11/22/2019	10,909,500	75%	10,861,658	10,861,658	3.4%
Indonesia	Other Investments (8)	Metals & Mining	Vessel Operator	11.00%	0.0%	6/8/2020	3,332,336	62%	3,332,336	3,332,336	1.0%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.82%	0.0%	3/31/2023	12,464,320	59%	12,464,320	12,464,320	3.9%
Namibia	Trustco Group Limited (14)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,529,353	100%	15,411,497	15,411,497	4.8%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	16.54%	0.8%	9/16/2020	13,407,670	100%	13,353,503	13,353,503	4.2%
Peru	Corporacion Prodesa S.R.L. (16)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	4,960,000	100%	4,960,000	4,960,000	1.5%
Zambia	Other Investments (6)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,355,600	15%	1,355,600	1,355,600	0.4%
Total Senior Secured Term Loan Participations									119,165,378	119,165,378	37.1%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (7), (17)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	5/1/2018	12,500,000	83%	12,500,000	12,500,000	3.9%
Argentina	Other Investments (7), (19)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2018	6,000,000	17%	6,000,000	6,000,000	1.9%
Argentina	Other Investments (8), (19)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	32%	9,000,000	9,000,000	2.8%
Argentina	Other Investments (8), (19)	Fats and Oils	Oilseed Distributor	8.75% - 9.00%	0.0%	2/22/2018	12,000,000	100%	12,000,000	12,000,000	3.7%
Chile	Other Investments (18), (19)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%
Ecuador	Other Investments (7)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	9/4/2018 - 10/22/2018	3,338,520	34%	3,338,520	3,338,520	1.0%
Ecuador	Other Investments (7)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	8/18/2018	351,559	43%	351,559	351,559	0.1%
Guatemala	Other Investments (19), (20)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	881,800	0.3%
Hong Kong	Other Investments (8)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	4/29/2018	14,388,525	100%	14,388,525	14,388,525	4.5%
Hong Kong	Other Investments (9)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	9.50%	0.0%	1/4/2018 - 2/19/2018	15,000,000	100%	15,000,000	15,000,000	4.7%
Hong Kong	Other Investments (8)	Coal and Other Minerals and Ores	Resource Trader	10.0% - 11.5%	0.0%	11/16/2017 - 12/27/2020	11,957,864	100%	11,957,864	11,957,864	3.7%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	11.82%	0.0%	11/8/2018	3,500,000	27%	3,500,000	3,500,000	1.1%
Morocco	Other Investments (19), (20)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,349,626	2.3%
Nigeria	Other Investments (9)	Farm Products	Cocoa Exporter	17.50%	0.0%	9/7/2018 - 9/29/2018	1,936,600	100%	1,936,600	1,936,600	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Distribution	17.50%	0.0%	9/19/2018	1,846,170	100%	1,846,170	1,846,170	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Producer	17.50%	0.0%	9/19/2018	764,280	100%	764,280	764,280	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader	17.50%	0.0%	9/19/2018 - 9/27/2018	1,205,450	100%	1,205,450	1,205,450	0.4%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
South Africa	Other Investments (19), (20)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	12%	785,806	726,729	0.2%
South Africa	Other Investments (8)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	9/28/2017	1,234,145	10%	1,234,145	1,234,145	0.4%
United Arab Emirates	Other Investments (7)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	1/30/2018	1,080,000	60%	1,080,000	1,080,000	0.3%
United Kingdom	Other Investments (9)	Coal and Other Minerals and Ores	Metals Trader	9.50% - 10.14%	0.0%	12/31/2017 - 5/8/2018	4,296,451	71%	4,296,451	4,296,451	1.3%
Uruguay	Other Investments (7)	Food Products	Citrus Producer	9.00%	0.0%	2/3/2018 - 7/26/2018	346,215	100%	346,215	346,215	0.1%
Total Senior Secured Trade Finance Participations									111,089,698	111,030,621	34.5%
Short Term Investments (1)
Cayman Islands	Other Investments (21)	Financial Services	Financial Services Provider	7.50%	0.0%	2/28/2018	10,000,000	N/A	10,000,000	10,000,000	3.1%
United Kingdom	Other Investments (9)	Petroleum and Petroleum Products	Energy Commodity Trading	8.88% - 9.15%	0.0%	1/31/2018 - 2/28/2018	16,500,000	16%	16,500,000	16,500,000	5.1%
Total Short Term Investments									26,500,000	26,500,000	8.2%

Total Investments									$335,328,569	$335,269,492

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
12

Principal and interest paid annually. While the original maturity date was 5/15/2017, the maturity date was extended to 12/15/2020 in connection with a restructure of the loan.  Refer to Note 3 for additional information.

13

While the original maturity dates ranged from 3/10/2017 to 10/9/2017, during July 2017 the maturity dates were extended to 2/21/2018 to 6/1/2018. In October, this investment was refinanced from a trade finance to a term loan and the maturity dates was extended to 8/31/2021.  In addition, at the time of the refinance, $2,027,327 of accrued interest was capitalized and added to the principal balance.

14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 7/28/21. Please refer to Note 3 for additional information.
17	While the original maturity date was 7/18/2017, the maturity date was extended to 5/01/2018 to account for the delays in shipments.
18	While the original maturity date was 12/11/2016, the maturity date was extended to 3/04/2018.
19	Watch List investment. Refer to Note 3 for additional information.
20	Investment on non-accrual status.

21 Secured short term note receivable from Barak Mikopo Leveraged Structured Credit Fund SP, which is managed by Barak Fund Management Ltd., a sub-advisor to the Company. Principal and accrued interest are due at maturity.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2018

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to March 31, 2018, the Company raised an additional $66,065,000 pursuant to a private placement and $11,465,000 pursuant to the DRP for the gross proceeds of $439,306,000 as of March 31, 2018.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of March 31, 2018, the Company’s subsidiaries are as follows:

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

Through March 31, 2018, the Company has made, through its Subsidiaries, loans in several countries located in South America, Asia, Africa, and Europe.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 2, 2018.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2018.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At March 31, 2018, four portfolio companies were on non-accrual status with an aggregate fair value of $17,383,726 or 4.5% of the fair value of the Company’s total investments. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the four companies on non-accrual status as of March 31, 2018 amounted to approximately $522,471 for the three months ended March 31, 2018.

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

Distribution and Ongoing Dealer Manager Fees

The Company pays a distribution fee equal to 0.8% per annum of the Company’s current estimated value per share for each Class C unit sold in the Offering or pursuant to a private placement. In addition, the Company pays an ongoing dealer manager fee for each Class I unit sold pursuant to a private placement. Further, the Company pays an ongoing dealer manager fee and service fee for each Class W unit sold pursuant to the private placement.  The aggregate amount of underwriting compensation for each public and private offering of the Class A, Class C, Class I, Class W, Class Y and Class Z units, including any applicable distribution fees, ongoing dealer manager fees and service fees, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The distribution fees, ongoing dealer manager fees and service fees are not paid at the time of purchase.  Such fees are payable monthly in arrears, as they become contractually due.

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At March 31, 2018, the estimated unpaid aggregate distribution fee for Class C units amounted to $1,600,000, the unpaid dealer manager fee for Class I units amounted to $73,000 and the unpaid dealer manager and service fees for Class W units amounted to $4,000.

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

As of March 31, 2018, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2014.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of March 31, 2018, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, the Company records liabilities for ongoing fees that the Company (i) currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of March 31, 2018, under GAAP, the Company recorded a liability in the amount of $1,677,000 for the estimated future amount of Class C unit distribution fee, Class I unit dealer manager fee, Class W unit ongoing dealer manager fee and Class W unit service fee payable. The Company is not required to determine its net asset value under GAAP and thus, the Company’s determination of net asset value per share for Class C units now varies from GAAP. In the prior periods, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than Class C units with the difference being the result of the future distribution fee deduction for Class C units. The Company has determined that such approach is not the most appropriate for determining net asset value per share for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per share for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future ongoing dealer manager or service fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of March 31, 2018, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.421. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). The increase in the net asset value per Class C unit from $8.267 as of March 31, 2017 to $8.421 as of March 31, 2018 is solely as a result of the change in the treatment of future distribution fees in the net asset value calculation discussed above and is not reflective of any increase in the value of the Company’s assets. Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.108 from $8.529 as of March 31, 2017 to $8.421 as of March 31, 2018 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017. In addition, the Company failed to realize sufficient investment income during the second and fourth quarters of 2017 and the first quarter of 2018, as a result of delays in finding suitable investments, to cover operating expenses.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2018 and 2017.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2018 and December 31, 2017. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses equaled to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering  costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to a private placement.  As of March 31, 2018 the Sponsor has incurred $510,657 in organization and offering costs on behalf of the Company related to a private placement of the Company’s units.  As of March 31, 2018, the Company has reimbursed $82,289 of the organization and offering incurred relating to such private placement and is under no obligation to reimburse the Sponsor for the remainder.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,422,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,238,700 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative Company expenses to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, the Company will apply the excess amount (the “Excess Amount”) as follows: (i) first, the Company will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on the Company’s behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, the Company will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on the Company’s behalf until all such management fees and incentive fees accrued to date have been reimbursed. The Company has not met the Reimbursement Hurdle for the quarter ended March 31, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of March 31, 2018. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Management has adopted this guidance effective for the fiscal period beginning January 1, 2018 using the modified retrospective approach. The guidance does not apply to revenue associated with financial instruments, including loans and investments that are accounted for under other U.S. GAAP. As a result, the adoption of the new revenue recognition guidance did not have any impact on the elements of its consolidated statements of operations, most closely associated with financial instruments, including interest and fees income, and resulted in no cumulative effect adjustment to the opening balance of its net assets.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interest in securitizations transactions and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance, which did not have any effect on its consolidated financial statements, effective January 1, 2018.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the

Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of March 31, 2018, all but one of the Company’s investments are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At March 31, 2018, the Company’s investment portfolio included 46 companies and was comprised of $102,391,843 or 26.6% in senior secured term loans, $148,791,702 or 38.6% in senior secured term loan participations, $116,369,190 or 30.2% in senior secured trade finance participations, $17,500,000 or 4.5% in short term investments, and $322,657 or 0.1% in other investments. The Company’s largest loan by value was $19,423,841 or 5.0% of total investments. The Company’s 5 largest loans by value comprised 23.1% of the Company’s portfolio at March 31, 2018. Participation in loans amounted to 68.8% of the Company’s total portfolio at March 31, 2018.

Note 3. Investments

As of March 31, 2018, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$102,391,843	$102,391,843	26.6%
Senior secured term loan participations	148,753,278	148,791,702	38.6%
Senior secured trade finance participations	117,211,964	116,369,190	30.2%
Short term investments	17,500,000	17,500,000	4.5%
Other investments	386,468	322,657	0.1%
Total investments	$386,243,553	$385,375,392	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of March 31, 2018.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of March 31, 2018 and December 31, 2017 amounted to $2,091,708 and $1,960,157, respectively. The Company’s interest receivable balances at March 31, 2018 and December 31, 2017 are recorded at the amounts that the Company expects to collect.

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

Other Investments

The Other Investments represents a foreign currency option contract to hedge the future principal repayment of an investment denominated in euro.

Watch List Investments

Prodesa

As of March 31, 2018, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,210,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The total accrued interest balance as of March 31, 2018 amounts to $670,677 including $466,103 of deferred interest payable at maturity. The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of March 31, 2018 at $4,960,000 based on the income valuation approach as further described in Note 4.

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

As part of the settlement process, TriLinc developed direct relationships with Usivale’s management, and as such, visited Usivale during September 2017.  At the site visit, the company indicated that it expected to pay its scheduled 2017-2018 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices have compressed significantly, causing added pressure on the cash flow of the business. TriLinc and Usivale have agreed to an extension of this year’s principal payment (spread evenly across the final three years of the loan, such that remaining principal payments comprise of approximately 20% / 20% / 60% amortization, respectively, over the next 3 years). This extension was agreed to in exchange for a flat 0.5% extension fee on the outstanding balance and an increase in pledged contracts. The annual interest payment has been received in full.

As of March 31, 2018, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach).  Due to the ongoing volatility, the Company continues to closely monitor sugar prices and the associated impact on Usivale. As of March 31, 2018, accrued interest amounted to $105,340.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (the “Distributor”) located in South Africa, with a total balance outstanding of $785,806 of as March 31, 2018. The Distributor’s trade finance participation has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made in January 2017. Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. The Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisors now owns 40% of the Distributor.  Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $34,379 for the three months ended March 31, 2018. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of its investment in the Distributor to be $726,729 as of March 31, 2018.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (the “Exporter”) located in Guatemala, with a principal balance outstanding of $881,800 as of March 31, 2018. The participation had a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  Although the Exporter was able to secure new customers during 2017 to replace the lost order(s), the Exporter had a shipment rejected and returned, and as a result, the Exporter had difficulties making payments. As the Exporter’s financial position further deteriorated, the Company’s sub-advisor determined that a restructuring of the Exporter’s business was required and, as such, the sub-advisor started taking control over the Exporter’s operations.  The Company’s existing loan to the Exporter is also going to be restructured with the following term: 3 year senior secured term loan, secured by share pledge, 12% deferred interest compounded quarterly and payable at maturity, monthly principal amortization based upon available cash flow, expected to begin in June 2018. The Exporter has made three principal payments totaling $92,435 during October and November 2016, an interest payment of $90,402 in February 2017, an interest payment of $8,388 in July 2017 and interest payments of approximately $81,500 during October, November, and December 2017.  The Company has determined that the restructured term loan should be valued using the income approach, in accordance with its valuation policy, and has determined that the fair value of this investment should be $881,800 as of March 31, 2018. The Company has, however, placed this position on non-accrual as of July 1, 2017.

Mac Z Group SARL

The Company has a $9,000,000 trade finance position with Mac Z Group SARL (“Mac Z”), a scrap metal recycler in Morocco. As of March 31, 2018, the outstanding principal balance on this position was $7,349,626 and accrued interest amounted to $11,801. The primary collateral securing this position is 1,970 tons of copper scrap.  In late October, the sub-advisor’s designated Collateral Manager for Mac Z notified the sub-advisor of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this position. In addition to conducting its investigation, the sub-advisor has issued an Event of Default and is taking steps to enforce the Corporate Guarantee, Personal Guarantee and relevant pledges, which include two insurance policies. The sub-advisor has placed a blocking notice on all of the borrower’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company.

Since the initial discovery and actions, Mac Z sold 108 MT of copper anodes and TGIF was paid approximately $330,000 of interest in January 2018. In addition to these initial sales, Mac Z sold 38 MT of other finished products (e.g., tubes, cables, wire rolls) in late March 2018 and early April 2018. TGIF received a $292,000 payment during the first week of April, which included $110,000 of interest and $182,000 of principal.  Mortgages against two unencumbered parcels of land are in the process of being finalized in favor of the lenders under this facility. The land’s value is estimated at $5.9 million. A judgment was received on December 18, 2017, in the English courts ordering the borrower and the corporate guarantor to make payment in an amount to be determined. In parallel to the recovery plan with the borrower, a claim has been filed against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in loss.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this position on non-accrual effective October 1, 2017 and believes no adjustment to fair value is necessary as of March 31, 2018.

Vicentin – Nacadie S.A.

The Company has a trade finance position with Vicentin – Nacadie S.A (“Vicentin”), an Argentinian company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. As of March 31, 2018, the outstanding principal balance on this position was $12,000,000 and accrued interest of $805,292.  The Company’s sub-advisor, IIG called a technical default on the borrower due to the breach of informational covenants by Vicentin and due to non-payment of interest by Vicentin. The technical default called by IIG resulted in a filing in the Commercial Court in Buenos Aires, Argentina on July 4, 2017. The Commercial Court has jurisdiction over commercial claims/disputes of this type. After IIG filed its claims in the Commercial Court, the court ruled that they were valid claims and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich International with a 100% LTV, including accrued interest.

As a short-term trade finance facility, Vicentin has historically been valued at cost. The remaining principal balance of $12,000,000 has been outstanding since March 2017. As IIG is seeking full repayment through its court action to secure assets from Vicentin, the Company believes, that as of March 31, 2018, the most appropriate valuation method is the liquidation approach. With the bond secured by IIG through the Commercial Court, whose value is for all principal and interest outstanding, there is sufficient collateral available to pay off the principal and accrued interest balances in full and the Company has determined the fair value of this investment should remain at $12,000,000.

Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay

The Company has a trade finance position with Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay (“FRIAR”), an Argentinian company that produces, processes and exports bovine meat for human consumption. As of March 31, 2018, the outstanding principal balance on this position was $9,000,000 and accrued interest of $264,500.  The Company’s sub-advisor, IIG called a technical event of default due to non-payment by FRIAR. IIG filed the promissory notes for FRIAR in the Commercial Court in Buenos Aires, Argentina. The Commercial Court has jurisdiction over commercial claims/disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG is also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. It is expected that once enough cash and assets are secured, FRIAR will secure a payment guarantee bond. IIG has confirmed that FRIAR continues to operate and is a going concern.

As a short-term trade finance facility, FRIAR has historically been valued at cost. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, the Company believes the most appropriate valuation method is the liquidation approach. Until such time as full collateral coverage has been secured through the judicial proceeding, the Company has determined the fair value of this investment should be $8,425,571 as of March 31, 2018. The Company placed the position on non-accrual status effective January 1, 2018.

Sancor Cooperativas Unidas

The Company has a trade finance position with Sancor Cooperativas Unidas (“Sancor”), an Argentinian company that distributes dairy products.  As of March 31, 2018, the outstanding principal balance on this position was $6,000,000.  Interest has been paid in full through March 31, 2018.  Because Sancor did not make the required interest payments for the first and second quarters of 2017 on a timely basis, the sub-advisor began exercising pledged warrants to cover interest payments for 2017 and the first quarter of 2018. The sub-advisor has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2018, with an annual renewal option.  It is anticipated a further extension will be agreed to as part of the restructuring. As part of the restructure, a co-borrower (Sancor Brazil) was added, additional collateral (face value of $56.6 million) was secured and key customers pay into the sub-advisor’s designated collection account. An unrelated loan from another lender of approximately $26 million was fully repaid by Sancor in the first quarter of 2017 and the release of the associated mortgage and reassignment of the collateral is in the final stages of being released and assigned to the Company. Ultimately, it is believed that Sancor will be sold and that all principal and interest due the Company will be paid upon this sale.  Due to the uncertainty associated with the timing of such sale, the Company has determined that the fair value of this investment should be $5,790,732.

Functional Products Trading S.A.

The Company has a trade finance position with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers. As of March 31, 2018, the outstanding principal balance on this position was $1,326,688.  In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining from 2016 by 57%. As a result, the company is developing a full restructuring plan (selling office building and entering lease back agreement) with its current lenders, including the Company, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support the company’s growth initiatives. During February 2018, we received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company is currently working with Functional on restructuring the facility, which it believes will be completed in the near term.

As of December 31, 2017, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$78,573,493	$78,573,493	23.4%
Senior secured term loan participations	119,165,378	119,165,378	35.5%
Senior secured trade finance participations	111,089,698	111,030,621	33.1%
Short term investments	26,500,000	26,500,000	7.9%
Total investments	$335,328,569	$335,269,492	100.0%

The industry composition of the Company’s portfolio, at fair market value as of March 31, 2018 and December 31, 2017, was as follows:

	As of March 31, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$15,351,296	4.0%	$15,351,296	4.6%
Bulk Fuel Stations and Terminals	16,831,593	4.4%	16,545,994	4.9%
Chemicals and Allied Products	15,000,000	3.9%	15,000,000	4.5%
Chocolate and Cocoa Products	10,592,240	2.7%	—	—
Coal and Other Minerals and Ores	35,358,626	9.2%	31,254,315	9.4%
Commercial Fishing	911,144	0.2%	351,559	0.1%
Consumer Products	10,750,732	2.8%	10,960,000	3%
Department Stores	7,640,880	2.0%	—	—
Drugs, Proprietaries, and Sundries	888,192	0.2%	1,080,000	0.30%
Electric Services	18,527,237	4.8%	18,527,237	5.5%
Farm Products	20,041,279	5.2%	7,960,987	2.4%
Fats and Oils	12,000,000	3.1%	12,000,000	3.6%
Financial services	10,000,000	2.6%	10,000,000	3.0%
Freight Transportation Arrangement	12,588,963	3.3%	12,464,320	3.7%
Fresh or Frozen Packaged Fish	1,503,141	0.4%	3,338,520	1.0%
Food Products	726,729	0.2%	1,072,944	0.3%
Groceries and Related Products	3,500,000	0.9%	3,500,000	1.0%
Hotels and Motels	15,949,324	4.1%	15,807,931	4.7%
Land Subdividers and Developers	15,578,276	4.0%	15,411,497	4.6%
Logging	6,840,000	1.8%	6,840,000	2.0%
Meat, Poultry & Fish	8,425,571	2.2%	9,000,000	2.7%
Metals & Mining	3,332,336	0.9%	4,566,481	1.4%
Personal Credit Institutions	4,081,077	1.1%	3,157,735	0.9%
Petroleum and Petroleum Products	23,000,000	6.0%	32,000,000	9.5%
Programming and Data Processing	15,215,332	3.9%	15,714,764	4.7%
Refuse Systems	19,423,841	5.0%	11,315,000	3.4%
Secondary Nonferrous Metals	17,349,626	4.5%	17,349,626	5.2%
Short-Term Business Credit	4,740,000	1.2%	4,740,000	1.4%
Soap, Detergents, and Cleaning	1,195,188	0.3%	1,355,600	0.4%
Street Construction	10,867,898	2.8%	10,861,658	3.2%
Telephone and Telegraph Apparatus	15,431,910	4.0%	14,388,525	4.3%
Telephone Communications	18,430,000	4.8%	—	—
Water Transportation	12,980,304	3.4%	13,353,503	4.0%
Other	322,657	0.1%	—	—
Total	$385,375,392	100.0%	$335,269,492	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$38,716,303	10.1%	$39,500,000	11.8%
Botswana	4,740,000	1.2%	4,740,000	1.4%
Brazil	18,066,628	4.7%	18,566,060	5.5%
Cabo Verde	15,949,324	4.1%	15,807,931	4.7%
Cameroon	10,592,240	2.8%	—	—
Cayman Islands	10,000,000	2.6%	10,000,000	3.0%
Chile	1,326,687	0.3%	1,326,687	0.4%
China	10,000,000	2.6%	10,000,000	3.0%
Colombia	4,081,077	1.1%	3,157,735	0.9%
Croatia	7,963,537	2.1%	—	—
Ecuador	2,414,285	0.6%	3,690,079	1.1%
Ghana	34,027,237	8.8%	34,027,237	10.1%
Guatemala	881,800	0.2%	881,800	0.3%
Hong Kong	45,431,910	11.8%	41,346,389	12.3%
Indonesia	14,200,234	3.7%	14,193,994	4.2%
Jersey	18,430,000	4.8%	—	—
Kenya	12,588,963	3.3%	12,464,320	3.7%
Malaysia	15,000,000	3.9%	15,000,000	4.5%
Mauritius	3,500,000	0.9%	3,500,000	1.0%
Mexico	19,423,841	5.0%	11,315,000	3.4%
Morocco	7,349,626	1.9%	7,349,626	2.2%
Namibia	15,578,276	4.0%	15,411,497	4.6%
New Zealand	6,840,000	1.8%	6,840,000	2.0%
Nigeria	27,163,096	7.1%	19,106,003	5.7%
Peru	21,791,593	5.7%	21,505,994	6.4%
South Africa	726,729	0.2%	1,960,874	0.6%
United Arab Emirates	888,192	0.2%	1,080,000	0.3%
United Kingdom	12,858,626	3.3%	20,796,451	6.2%
Zambia	1,195,188	0.3%	1,355,600	0.4%
Uganda	3,650,000	1.0%	—	—
Uruguay	—	—	346,215	0.1%
Total	$385,375,392	100.0%	$335,269,492	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of March 31, 2018:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$102,391,843	$—	$—	$102,391,843
Senior secured term loan participations	148,791,702	—	—	148,791,702
Senior secured trade finance participations	116,369,190	—	—	116,369,190
Short term investments	17,500,000	—	—	17,500,000
Other investments	322,657	—	—	322,657
Total	$385,375,392	$—	$—	$385,375,392

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2017:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$78,573,493	$—	$—	$78,573,493
Senior secured term loan participations	119,165,378			119,165,378
Senior secured trade finance participations	111,030,621	—	—	111,030,621
Short term investments	26,500,000			26,500,000
Total	$335,269,492	$—	$—	$335,269,492

The following is a reconciliation of activity for the three months ended March 31, 2018, of investments classified as Level 3:

	Fair Value at December 31, 2017	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized (depreciation) / Foreign exchange gain	Fair Value at March 31, 2018
Senior secured term loans	$78,573,493	$23,875,162	$(791,488)	$734,676	$—	$102,391,843
Senior secured term loan participations	119,165,378	29,682,456	(538,611)	444,055	38,424	148,791,702
Senior secured trade finance participations	111,030,621	32,838,045	(26,715,778)	—	(783,698)	116,369,190
Short term investments	26,500,000	-	(9,000,000)	—	—	17,500,000
Other investments	—	386,712			(64,055)	322,657
Total	$335,269,492	$86,782,375	$(37,045,877)	$1,178,731	$(809,329)	$385,375,392

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three months ended March 31, 2018 and 2017.

As of March 31, 2018, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2018:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$96,727,316	Income approach (DCF)	Market yield	9.0% - 17.5% (10.6%)
Senior secured trade finance participations (2)	$20,425,571	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$102,391,843	Income approach (DCF)	Market yield	11.3% - 14.5% (12.5%)
Senior secured term loan participations	$148,791,702	Income approach (DCF)	Market yield	11.0% - 20.0% (13.5%)
Short term investments	$17,500,000	Cost Approach	Recent transactions	N/A
(1)

Given the short duration (less than one year) and nature of trade finance positions, in prior periods, the Company used the cost approach to determine the fair value of trade finance positions. Starting December 31, 2017, the Company has determined that using the income approach is more appropriate.  The change in valuation approach did not have any effect on the fair value determined for the Company’s trade finance position.

(2)	Income approach used for Vicentin and FRIAR. See Note 3 for further information.

As of December 31, 2017 all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2017:

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

Note 5. Related Parties

Agreements

Advisory Agreement

On February 14, 2018, the Company’s board of managers determined to extend the Amended and Restated Advisory Agreement (the “Advisory Agreement”) until February 25, 2019.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three months ended March 31, 2018 and 2017.

Transactions

As discussed in Note 2, for the three months ended March 31, 2018 and 2017, the Sponsor assumed responsibility for $0 and $1,324,828, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the three months ended March 31, 2018 and 2017, the Advisor earned $2,009,600, and $1,520,974, respectively, in management fees and $1,403,506 and $960,348, respectively, in incentive fees.

Since the inception of the Company through March 31, 2018, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,422,100 of operating expenses, management fees and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,238,700 of expenses, which have been accrued by the Sponsor as of March 31, 2018. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2.

As of March 31, 2018 and December 31, 2017, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $3,758,946 and $3,997,314, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended March 31, 2018 and 2017, the Company paid $6,252 and $625,676, respectively, in dealer manager fees and $19,270 and $2,426,442, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations.

Note 6. Organization and Offering Costs

As of March 31, 2018, the Sponsor has paid approximately $17,381,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $41,000 and $2,386,000 of offering costs, which were incurred by the Sponsor during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company paid $27,765 and $2,401,853, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the Company started operations to March 31, 2018, the Company has reimbursed the Sponsor a total of $17,184,266 of offering and organization costs and there is a remaining balance of approximately $428,300 of offering costs that have not been reimbursed to the Sponsor.

Note 7. Notes Payable

The Company notes payable consist of the following:

	March 31, 2018	December 31, 2017
	Outstanding Balance	Outstanding Balance
Promissory notes	$310,000	$410,000
Symbiotics facility	22,750,000	22,750,000
Christian Super promissory note	5,000,000	5,000,000
Total notes payable	$28,060,000	$28,160,000

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

In October, 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments. TGIFC’s obligations under the Notes are secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and Noteholders, dated as of October 14, 2016 granting the holders of Notes a mortgage over 1.86 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Notes. The Notes and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of March 31, 2018, the Company is in full compliance with all such representations, warranties and covenants.

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

TGIFC’s obligations under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of March 31, 2018, the Company is in full compliance with all such representations, warranties and covenants.

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

  TGIFC’s obligations under the CS Notes is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Notes a mortgage over 5 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Notes.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of March 31, 2018, the Company is in full compliance with all such representations, warranties and covenants.

For the three months ended March 31, 2018 and 2017, the Company recognized $448,620 and $19,742, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2018	$310,000
2019	-
2020	22,750,000
2021	5,000,000
Thereafter	-
$28,060,000

Note 8. Unit Capital

As of March 31, 2018, the Company has six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have different upfront sales commissions and dealer manager fees and there are ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of March 31, 2018, the Company recorded a liability in the aggregate amount of $1,677,000 for the estimated future amount of ongoing distribution fees, manager fees and service fees payable. The estimated liability is calculated based on a net asset value per Class C, Class I and Class W units of $8.507 with a distribution fee of 0.8% for Class C units, a dealer manager fee of 0.5% for Class I units, and aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding.    The following table is a summary of unit activity during the three months ended March 31, 2018:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	March 31,
	2017	the Period	the Period	2018
Class A units	18,240,073	172,601	(228,794)	18,183,880
Class C units	8,411,343	82,943	(67,605)	8,426,681
Class I units	10,442,009	213,050	(96,099)	10,558,960
Class W units	-	24,555	-	24,555
Class Y units	1,089,678	26,375	-	1,116,053
Class Z units	-	5,877,513	-	5,877,513
Total	38,183,103	6,397,037	(392,498)	44,187,642

          The total of 6,397,037 units issued during the three months ended March 31, 2018 included 304,970 units issued under the DRP at a value of $2,702,524.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the then current offering price less the sales fees associated with that class of units. On March 3, 2017, the board of managers authorized an amendment to the unit repurchase program and commencing with redemption requests processed at the end of the second quarter of 2017, units were redeemed at a price equal to the greater of $9.025 or the estimated net asset per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC. On March 7, 2018, the board authorized a further amendment to the Company’s unit repurchase program and commencing with repurchase requests processed on the last day of the first quarter of 2018, units are redeemed at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of redemption. Redemptions for the first quarter of 2018 were redeemed at the price equal to $8.507 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second quarter of 2018 will be redeemed at a price equal to $8.466 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of December 31, 2017. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of the Company’s unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units that can be repurchased with the proceeds the Company receives from the sale of units under the Company’s DRP. At the sole discretion of the Company’s board of managers, the Company may also use cash on hand, cash available from borrowings and cash from the repayment or liquidation of investments as of the end of the applicable quarter to repurchase units.

During the three months ended March 31, 2018, the Company received 84 repurchase requests for a total of 392,497 units at a repurchase price of $8.507 per unit. As of March 31, 2018, these repurchase requests were pending processing and were completed by the Company on April 11, 2018.

Note 9. Distributions

Starting in July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the three months ended March 31, 2018:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2018	January 16, 2018	$0.00197808	$1,352,250	$988,859	$2,341,109
February 28, 2018	February 14, 2018	$0.00197808	1,543,566	895,266	2,438,832
March 31, 2018	March 25, 2018	$0.00168675	1,505,460	818,399	2,323,859
Total for 2018			$4,401,276	$2,702,524	$7,103,800

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,	March 31,
	2018	2017
Per unit data (1):
Net asset value at beginning of period	$8.42	$8.55
Net investment income	$0.13	$0.15
Net change in unrealized depreciation on investments	$(0.02)	$-
Net increase in net assets resulting from operations	$0.11	$0.15
Net change in offering costs	$0.01	$-
Distributions	$(0.17)	$(0.18)
Net change in accrued distribution and other fees	$0.01	$(0.06)
Net decrease in net assets	$(0.04)	$(0.08)
Net asset value at end of period (2)	$8.38	$8.47
Total return based on net asset value (3)	1.35%	1.79%
Net assets at end of period	$370,446,814	$302,673,743
Units Outstanding at end of period	44,187,642	35,739,018
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	5.63%	7.04%
Ratio of net operating expenses to average net assets	5.36%	2.75%
1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2018 and 2017 which were 42,272,734 and 31,423,215.
2

For financial statement reporting purposes under GAAP, as of March 31, 2018, the Company recorded a liability in the amount of $1,677,000 for the estimated future amount of Class C Distribution Fees, Class I Dealer Manager Fees, Class W Dealer Manager Fees and Class W Services Fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C Distribution Fees, Class I Dealer Manager Fees, Class W Dealer Manager Fees and Class W Services Fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. As of March 31, 2018, based on the new approach to the treatment of future Class C Distribution Fees, Class I Dealer Manager Fees, Class W Dealer Manager Fees and Class W Services Fees, the Company has calculated the net asset value to be $8.421 for all units.  If the Company would have used the same approach for presentation in determining the net asset value as of March 31, 2017, the net asset value per unit would have been $8.529.

3

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the three months ended March 31, 2017, prior to the effect of the Responsibility Agreement were as follows; total return:  1.3%, ratio of net investment income;  5.12%, and ratio of operating expenses to average net assets:  4.67%.

4	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2018, except as discussed below.

Distributions

On April 10, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units , an ongoing dealer manager fee with respect to certain Class I units and Class W units, and an ongoing service fee with respect to Class W units).

On May 1, 2018, $1,384,035 of these distributions were paid in cash and on April 30, 2018, $800,072 were reinvested in units for those unitholders participating in the DRP.

On May 8, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from May 1 through May 31, 2018. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units , an ongoing dealer manager fee with respect to certain Class I units and Class W units, and an ongoing service fee with respect to Class W units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about June 1, 2018.

 Investments

Subsequent to March 31, 2018 through May 10, 2018, the Company funded approximately $28.8 million in new investments and received proceeds from repayment of investments of approximately $37.2 million.

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

For the three months ended March 31, 2018, we issued 304,970 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $2,703,000. In addition, for the three months ended March 31, 2018, we issued 6,092,066 of our units for gross proceeds of approximately $51,861,000 pursuant to a private placement. As of March 31, 2018, we had issued 46,718,647 of our units, including 2,754,265 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $439,306,000 including approximately $24,803,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,786,000 and selling commissions of $16,924,000, for net proceeds of $417,596,000).

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2018, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception through, our Sponsor has assumed the majority of our operating expenses under the terms of the Responsibility Agreement. As of, the Sponsor has agreed to pay a cumulative total of approximately $16.7 million of operating expenses.

Portfolio and Investment Activity

During the three months ended March 31, 2018, we invested approximately $86,966,000 across 15 separate portfolio companies, including 4 new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, and short term notes. Additionally, we received proceeds from repayments of investment principal of approximately $37,046,000.

At March 31, 2018 and December 31, 2017, the Company’s investment portfolio included 46 and 43 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2018		As of December 31, 2017
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$102,391,843	26.6%	$78,573,493	23.5%
Senior secured term loan participations	148,791,702	38.6%	119,165,378	35.5%
Senior secured trade finance participations	116,369,190	30.2%	111,030,621	33.1%
Short term investments *	17,500,000	4.5%	26,500,000	7.9%
Other investments **	322,657	0.1%	-	-
Total investments	$385,375,392	100.0%	$335,269,492	100.0%

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

** The Other investments represents a foreign currency option contract to hedge the future principal repayment of an investment denominated in euro.

As of March 31, 2018, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.6%, 13.4%, 12.5%, and 8.1%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of December 31, 2017, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.6%, 13.5%, 12.5%, and 8.4%, respectively, for a weighted average yield on investments of approximately 11.9% on our total portfolio.

As of March 31, 2018, we had the following investments:

Description	Sector	Industry Classification (1)	Country	Interest	Maturity (2)	Principal Amount	Fair Value
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	13.50%	10/21/2022	$15,215,332	$15,215,332
Minor Metals Resource Trader	Secondary Nonferrous Metals	Access to Technology	China	12.00%	6/22/2021	10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021	4,081,077	4,081,077
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/27/2020	15,000,000	15,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2020	15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50%	7/27/2021	19,423,841	19,423,841
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021	6,840,000	6,840,000
Clean Diesel Distributor	Bulk Fuel Stations and Terminals	Responsible Fuel Storage	Peru	11.50%	7/27/2019	15,000,000	16,831,593
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	12.04%	8/18/2021	4,740,000	4,740,000
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	2,851,296	2,851,296
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	13.50%	8/21/2021	15,949,324	15,949,324
Mall Operator	Department Stores	Infrastructure Development	Croatia	13.00%	1/23/2021	7,602,456	7,640,880
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021	15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	11.66%	8/31/2021	18,527,237	18,527,237
Infrastructure and Logistics Provider	Street Construction	Infrastructure Development	Indonesia	20.00%	11/22/2019	10,909,500	10,867,898
Vessel Operator	Metals & Mining	Responsible Metals Production	Indonesia	11.00%	6/8/2020	3,332,336	3,332,336
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023	19,000,000	18,430,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	13.57%	3/31/2023	12,588,963	12,588,963
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	12.50%	8/15/2021	15,688,098	15,578,276
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	16.84%	9/16/2020	13,029,470	12,980,304
Diaper Manufacturer	Consumer Products	Responsible Consumer Goods Production	Peru	12.00% - 13.00%	7/28/2021	4,960,000	4,960,000
Grain Processor	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	12.00%	12/31/2020	3,650,000	3,650,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.00%	11/16/2019	1,195,188	1,195,188
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	6/30/2018	12,500,000	12,500,000
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2018	6,000,000	5,790,732
Beef Exporter	Meat, Poultry & Fish	Sustainable Dairy Production	Argentina	11.50%	8/31/2017	9,000,000	8,425,571
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	8.75% - 9.00%	2/22/2018	12,000,000	12,000,000
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	17.50%	10/13/2018 - 10/29/2018	10,592,240	10,592,240
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	1,326,687	1,326,687
Shrimp Exporter	Fresh or Frozen Packaged Fish	Sustainable Aquaculture & Processing	Ecuador	9.25%	7/24/2018	1,503,141	1,503,141
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	8/18/2018	322,300	322,300
Tuna Processor	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.50%	5/9/2018	588,844	588,844
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	881,800	881,800
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	10.00%	4/3/2018 - 5/23/2018	15,431,910	15,431,910
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	9.50%	7/5/2018 - 8/18/2018	15,000,000	15,000,000
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	11.82%	11/8/2018	3,500,000	3,500,000
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	7,349,626	7,349,626
Cocoa Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/7/2018 - 10/20/2018	4,515,692	4,515,692
Cocoa Distribution	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	8/18/2018 - 9/19/2018	2,709,720	2,709,720

Cocoa Producer	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/19/2018 - 10/22/2018	3,536,089	3,536,089
Cocoa Trader	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/27/2018 - 10/7/2018	3,421,291	3,421,291
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	12.00%	5/22/2015	785,806	726,729
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	1/30/2018	888,192	888,192
Metals Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	United Kingdom	9.68% - 11.56%	5/7/2018 - 8//292018	5,358,626	5,358,626
Financial Services Provider	Financial Services	Short Term Notes	Cayman Islands	7.50%	2/28/2018	10,000,000	10,000,000
Energy Commodity Trading	Petroleum and Petroleum Products	Short Term Notes	United Kingdom	8.88%	1/31/2018	7,500,000	7,500,000
Foreign currency put option	Other	Other	Croatia	N/A	1/23/2021	N/A	322,657
Total Investments							$385,375,392

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

As of March 31, 2018, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$888,192	0.2%
Access to Technology	59,077,242	15.3%
Inclusive Finance	8,821,077	2.2%
Infrastructure Development	50,036,378	13.0%
Recycling	26,773,467	7.0%
Responsible Consumer Goods Production	6,155,188	1.6%
Responsible Fuel Storage	32,331,593	8.4%
Responsible Industrial Goods Distribution	15,000,000	3.9%
Responsible Logistics Management	25,569,267	6.6%
Responsible Metals Distribution	20,358,626	5.3%
Responsible Metals Production	3,332,336	0.9%
Responsible Natural Resources Distribution	15,000,000	3.9%
Responsible Power Generation	18,527,237	4.8%
Short Term Notes	17,500,000	4.5%
Sustainable Agriculture & Agroprocessing	62,211,544	16.2%
Sustainable Aquaculture & Processing	2,414,285	0.6%
Sustainable Dairy Production	14,216,303	3.7%
Sustainable Forestry	6,840,000	1.8%
Other	322,657	0.1%
Total	$385,052,735	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure

•	Maximum 5% individual investment exposure

As of March 31, 2018, the Company was in compliance with all of the above concentration limits.

Watch List Investments

Prodesa

As of March 31, 2018, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”) is comprised of two senior secured term loan participations with an aggregate balance of $3,210,000 and $1,750,000 due under a senior secured purchase order revolving credit facility.  The Company has been working with Prodesa to re-align its operations since 2015, starting with a senior secured purchase order revolving credit facility.  The purchase order facility is secured by specific purchase orders from customers of Prodesa, as well as pledges of additional unencumbered assets and all shares of Prodesa. A number of draws and repayments have occurred under this facility. For example, during the year ended December 31, 2016, the Company funded seven additional draws under the purchase order facility for an aggregate of $1,750,000.

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

The Company has estimated the fair value of the Prodesa loans as of March 31, 2018 at $4,960,000 based on the income valuation approach as further described in Note 4 to the financial statements.

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

As part of the settlement process, TriLinc developed direct relationships with Usivale’s management, and as such, visited Usivale during September 2017.  At the site visit, the company indicated that it expected to pay its scheduled 2017-2018 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices have compressed significantly, causing added pressure on the cash flow of the business. TriLinc and Usivale have agreed to an extension of this year’s principal payment (spread evenly across the final three years of the loan, such that remaining principal payments comprise of approximately 20% / 20% / 60% amortization, respectively, over the next 3 years). This extension was agreed to in exchange for a flat 0.5% extension fee on the outstanding balance and an increase in pledged contracts. The annual interest payment has been received in full.

As of March 31, 2018, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on a discounted cash flow analysis (income approach). As of March 31, 2018, accrued interest amounted to $105,340.

Fruit and Nut Distributor

The Company has a trade finance participation with a fruit and nut distributor (the “Distributor”) located in South Africa, with a total balance outstanding of $785,806 of as March 31, 2018. The Distributor’s trade finance participation has a stated maturity date of May 22, 2015, which the Company agreed to extend. The Distributor had made partial payments of principal during 2015 and 2016 (the original loan from the Company to the Distributor was for $1,250,000), with the most recent payment being made in January 2017. Through the latter part of 2015, the depreciation in the South African Rand had proven to be problematic for the Distributor given that it has to purchase its inventory in U.S. Dollars and then sells in South African Rand. This situation has led the Distributor to experience some cash flow difficulties and operating losses. The Company, together with its sub-advisor, had agreed to extend further the principal maturity date to facilitate the strategic sale of the Distributor, which closed in June 2016.  As a result of the sale, one of the Company’s sub-advisors now owns 40% of the Distributor.  Accordingly, the Company placed this participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this participation amounted to approximately $34,379 for the three months ended March 31, 2018. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of its investment in the Distributor to be $726,729 as of March 31, 2018.

Sesame Seed Exporter

The Company has a trade finance participation with a Sesame Seed Exporter (the “Exporter”) located in Guatemala, with a principal balance outstanding of $881,800 as of March 31, 2018. The participation had a maturity date of March 31, 2016 and is secured by inventory. During 2016, the Exporter lost a major customer, which resulted in a slowdown in business, affecting its ability to repay the amount due under the participation.  Although the Exporter was able to secure new customers during 2017 to replace the lost order(s), the Exporter had a shipment rejected and returned, and as a result, the Exporter had difficulties making payments. As the Exporter’s financial position further deteriorated, the Company’s sub-advisor determined that a restructuring of the Exporter’s business was required and, as such, the sub-advisor started taking control over the Exporter’s operations.  The Company’s existing loan to the Exporter is also going to be restructured with the following term: 3 year senior secured term loan, secured by share pledge, 12% deferred interest compounded quarterly and payable at maturity, monthly principal amortization based upon available cash flow, expected to begin in June 2018. The Exporter has made three principal payments totaling $92,435 during October and November 2016, an interest payment of $90,402 in February 2017, an interest payment of $8,388 in July 2017 and interest payments of approximately $81,500 during October, November, and December 2017.  The Company has determined that the restructured term loan should be valued using the income approach, in accordance with its valuation policy, and has determined that the fair value of this investment should be $881,800 as of March 31, 2018. The Company has, however, placed this position on non-accrual as of July 1, 2017.

Mac Z Group SARL

The Company has a $9,000,000 trade finance position with Mac Z Group SARL (“Mac Z”), a scrap metal recycler in Morocco. As of March 31, 2018, the outstanding principal balance on this position was $7,349,626 and accrued interest amounted to $11,801. The primary collateral securing this position is 1,970 tons of copper scrap.  In late October, the sub-advisor’s designated Collateral Manager for Mac Z notified the sub-advisor of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this position. In addition to conducting its investigation, the sub-advisor has issued an Event of Default and is taking steps to enforce the Corporate Guarantee, Personal Guarantee and relevant pledges, which include two insurance policies. The sub-advisor has placed a blocking notice on all of the borrower’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company.

Since the initial discovery and actions, Mac Z sold 108 MT of copper anodes and TGIF was paid approximately $330,000 of interest in January 2018. In addition to these initial sales, Mac Z sold 38 MT of other finished products (e.g., tubes, cables, wire rolls) in late March 2018 and early April 2018. TGIF received a $292,000 payment during the first week of April, which included $110,000 of interest and $182,000 of principal.  Mortgages against two unencumbered parcels of land are in the process of being finalized in favor of the lenders under this facility. The land’s value is estimated at $5.9 million. A judgment was received on December 18, 2017, in the English courts ordering the borrower and the corporate guarantor to make payment in an amount to be determined. In parallel to the recovery plan with the borrower, a claim has been filed against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in loss.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this position on non-accrual effective October 1, 2017 and believes no adjustment to fair value is necessary as of March 31, 2018.

Vicentin – Nacadie S.A.

The Company has a trade finance position with Vicentin – Nacadie S.A (“Vicentin”), an Argentinian company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. As of March 31, 2018, the outstanding principal balance on this position was $12,000,000 and accrued interest of $805,292.  The Company’s sub-advisor, IIG called a technical default on the borrower due to the breach of informational covenants by Vicentin and due to non-payment of interest by Vicentin. The technical default called by IIG resulted in a filing in the Commercial Court in Buenos Aires, Argentina on July 4, 2017. The Commercial Court has jurisdiction over commercial claims/disputes of this type. After IIG filed its claims in the Commercial Court, the court ruled that they were valid claims and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich International with a 100% LTV, including accrued interest.

As a short-term trade finance facility, Vicentin has historically been valued at cost. The remaining principal balance of $12,000,000 has been outstanding since March 2017. As IIG is seeking full repayment through its court action to secure assets from Vicentin, the Company believes, that as of March 31, 2018, the most appropriate valuation method is the liquidation approach. With the bond secured by IIG through the Commercial Court, whose value is for all principal and interest outstanding, there is sufficient collateral available to pay off the principal and accrued interest balances in full and the Company has determined the fair value of this investment should remain at $12,000,000.

Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay

The Company has a trade finance position with Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay (“FRIAR”), an Argentinian company that produces, processes and exports bovine meat for human consumption. As of March 31, 2018, the outstanding principal balance on this position was $9,000,000 and accrued interest of $264,500.  The Company’s sub-advisor, IIG called a technical event of default due to non-payment by FRIAR. IIG filed the promissory notes for FRIAR in the Commercial Court in Buenos Aires, Argentina. The Commercial Court has jurisdiction over commercial claims/disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG is also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. It is expected that once enough cash and assets are secured, FRIAR will secure a payment guarantee bond. IIG has confirmed that FRIAR continues to operate and is a going concern.

As a short-term trade finance facility, FRIAR has historically been valued at cost. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, the Company believes the most appropriate valuation method is the liquidation approach. Until such time as full collateral coverage has been secured through the judicial proceeding, the Company has determined that the fair value of this investment should be $8,425,571 as of March 31, 2018.The Company placed the position on non-accrual status effective January 1, 2018.

Sancor Cooperativas Unidas

The Company has a trade finance position with Sancor Cooperativas Unidas (“Sancor”), an Argentinian company that distributes dairy products.  As of March 31, 2018, the outstanding principal balance on this position was $6,000,000.  Interest has been paid in full through March 31, 2018.  Because Sancor did not make the required interest payments for the first and second quarters of 2017 on a timely basis, the sub-advisor began exercising pledged warrants to cover interest payments for 2017 and Q1 2018. The sub-advisor has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2018, with an annual renewal option.  It is anticipated a further extension will be agreed to as part of the restructuring.  As part of the restructure, a co-borrower (Sancor Brazil) was added, additional collateral (face value of $56.6 million) was secured and key customers pay into the sub-advisor’s designated collection account. An unrelated loan from another lender of approximately $26 million was fully repaid by Sancor in the first quarter of 2017 and the release of the associated mortgage and reassignment of the collateral is in the final stages of being released and assigned to the Company. Ultimately, it is believed that Sancor will be sold and that all principal and interest due the Company will be paid upon this sale.  Due to the uncertainty associated with the timing of such sale, the Company has determined that the fair value of this investment should be $5,790,732.

Functional Products Trading S.A.

The Company has a trade finance position with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of March 31, 2018, the outstanding principal balance on this position was $1,326,688.  In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining from 2016 by 57%. As a result, the company is developing a full restructuring plan (selling office building and entering lease back agreement) with its current lenders, including the Company, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support the company’s growth initiatives. During February 2018, we received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company is currently working with Functional on restructuring the facility, which it believes will be completed in the near term.

Results of Operations

Consolidated operating results for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Interest income	$10,127,186	$6,590,163
Interest from cash	54,548	87,922
Total investment income	10,181,734	6,678,085
Management fees	2,009,600	1,520,974
Incentive fees	1,403,506	960,348
Professional fees	326,435	365,179
General and administrative expenses	325,172	280,555
Interest expense	448,620	19,742
Board of managers fees	54,375	54,375
Total expenses	4,567,708	3,201,173
Expense support payment from Sponsor	-	(1,324,828)
Net expenses	4,567,708	1,876,345
Net investment income	$5,614,026	$4,801,740

Revenues

 For the three months ended March 31, 2018 and 2017, total investment income amounted to $10,181,734 and $6,678,085, respectively.  Interest income increased by $3,537,023 during the three months ended March 31, 2018 from the same period in 2017 as a result of an increase in our weighted average investment portfolio of approximately $129,347 offset by a decrease in the weighted average yield of approximately 0.2% from a weighted average yield of 12.0% for the three months ended March 31, 2017 to approximately 11.8% for the three months ended March 31, 2018. The decrease in yield was primarily due to a change in our investments portfolio mix.

During the three months ended March 31, 2018, $6,915,058 or 68.3% of the interest income earned came from loan and trade finance participations and $3,212,128 or 31.7% came from direct loans. In addition, we earned $54,548 in interest income on our cash balances.

During the three months ended March 31, 2017, $5,699,044 or 86.5% of the interest income earned came from loan and trade finance participations and $891,119 or 13.5% came from direct loans. In addition, we earned $87,922 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the management and incentive fees, incurred for the three months ended March 31, 2018 increased by $434,751 to $1,154,602 from $719,851 for the three months ended March 31, 2017.  The increase was primarily due to the following: 1) an increase in interest expense of $428,878, which was attributable to the addition of leverage, 2) an increase in general and administrative expenses of $44,617, and 3) offset by a decrease in professional fees of $38,744. Our Sponsor did not assume responsibility for any of our operating expenses for the three months ended March 31, 2018 while $364,480 of expenses paid or incurred by the Company were assumed by our Sponsor under the Responsibility Agreement for the three months ended March 31, 2017.

For the three months ended March 31, 2018 and 2017, the management fees amounted to $2,009,600 and $1,520,974, respectively. The incentive fees for the three months ended March 31, 2018 and 2017 amounted to $1,403,506 and $960,348, respectively.  None of the management fee for both periods ended March 31, 2018 and 2017 was assumed by our Sponsor under the Responsibility Agreement. In addition, for the three months ended March 31, 2017, the entire amounts of the incentive fees was assumed by the Sponsor under the Responsibility Agreement while none of the incentive fee for the three months ended March 31, 2018 was assumed by our Sponsor.  The increases in both the management and incentive fees were due to our increase in net assets.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three months ended March 31, 2018 and 2017. We recorded a $849,503 unrealized loss for the three months ended March 31, 2018. We had no unrealized gains or losses for the three months ended March 31, 2017.

Changes in Net Assets from Operations. For the three months ended March 31, 2018, we recorded a net increase in net assets resulting from operations of $4,804,697, which consisted of net investment income, of $5,614,026,  net change in unrealized depreciation on investments of $849,503 and foreign exchange gain of $40,174. For the three months ended March 31, 2017, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $4,801,740.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018, we had approximately $9 million in cash. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has absorbed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses covered under the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company Expenses.  The Company has not met the Reimbursement Hurdle for the quarter ended March 31, 2018. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the primary offering, which terminated on March 31, 2017, the Sponsor can demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.  Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

Our Sponsor is under no obligation to continue to pay our operating expenses and, if our Sponsor does not absorb our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor determined not to pay for any operating expenses for the fourth quarter of 2017 and the first quarter of 2018. Commencing with distributions payable for the month of March 2018, our board of managers approved a decrease in our daily distribution rate from $0.00197808 to $0.00168675 per unit, per day (less the ongoing fees applicable to certain classes of units which reduce the amount of distributions paid to the applicable unitholders). If our Sponsor does not absorb our operating expenses in the future and we do not generate sufficient investment income to cover our operating expenses, the distributions we pay to our stockholders may need to be further reduced.

We may borrow funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. On February 17, 2017, TGIFC issued an additional $225,000 in the second series of notes under the private offering. As of March 31, 2018, we had raised $1.86 million in the note offering and $310,000 of such debt was outstanding after repayment of $1.55 million during 2017 and the first quarter of 2018. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of March 31, 2018, TGIFC has $22.75 million total outstanding under the Symbiotics Facility and may request an additional $17.5 million, subject to the conditions precedent set forth in the second Facility Agreement, including availability of funding.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of March 31, 2018, we have $28,060,000 in total debt outstanding with a debt to equity ratio of 7.6%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of March 31, 2018:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$28,060,000	$310,000	$22,750,000	$5,000,000	$-
Total contractual obligations	$28,060,000	$310,000	$22,750,000	$5,000,000	$-

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of March 31, 2018, there is a remaining balance of approximately $428,300 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through March 31, 2018 and may pay additional accrued operating expenses of the Company, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.7 million through March 31, 2018.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended March 31, 2018, we paid a total of $7,103,800 in distributions, comprised of $4,401,276 paid in cash and $2,702,524 reinvested under our DRP.

The following table summarizes our distributions declared for 2018 and 2017, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities
March 31, 2018	$0.17377	$4,401,276	$2,702,524	$7,103,800	$4,401,276	$—
Total for 2018		$4,401,276	$2,702,524	$7,103,800	$4,401,276	$—

March 31, 2017	$0.17377	$3,060,697	$2,505,036	$5,565,733	$3,060,697	$—
June 30, 2017	$0.17570	3,563,882	2,877,370	6,441,252	3,563,882	—
September 30, 2017	$0.17570	3,720,660	2,939,388	6,660,048	3,720,660	—
December 31, 2017	$0.17764	3,940,204	2,945,618	6,885,822	3,940,204	—
Total for 2017		$14,285,443	$11,267,412	$25,552,855	$14,285,443	$—

Related Party Transactions

For the three months ended March 31, 2018 and 2017, the Sponsor assumed responsibility for $0 and $1,324,828 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the three months ended March 31, 2018 and 2017, the Advisor earned $2,009,600 and $1,520,974, respectively, in management fees and $1,403,506 and $960,348, respectively, in incentive fees.

Since the inception of the Company through March 31, 2018, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,422,100 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,238,700 of expenses, which have been accrued by the Sponsor as of March 31, 2018. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle.

As of March 31, 2018 and December 31, 2017, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $3,758,946 and $3,997,314, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.
For the three months ended March 31, 2018 and 2017, the Company paid $6,252 and $625,676, respectively, in dealer manager fees and $19,270 and $2,426,442, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. All of the selling commissions and the dealer manager fees paid during the three months ended March 31, 2018 were paid in connection with a private placement of the Company’s units. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

Distributions

On April 10, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units).

On May 1, 2018, $1,384,035 of these distributions were paid in cash and on April 30, 2018, $800,072 were reinvested in units for those unitholders participating in the DRP.

On May 8, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from May 1 through May 31, 2018. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about June 1, 2018.

Investments

Subsequent to March 31, 2018 through May 10, 2018, the Company funded approximately $28.8 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $37.2 million.

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At March 31, 2018, four portfolio companies were on non-accrual status with an aggregate fair value of $17,958,155 or 4.7% of the fair value of the Company’s total investments. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the companies on non-accrual status as of March 31, 2018 amounted to approximately $522,471 for the three months ended March 31, 2018.

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

Distribution and Ongoing Dealer Manager Fees

We pay a distribution fee equal to 0.8% per annum of our current estimated value per share for each Class C unit sold in the Offering or pursuant to a private placement. In addition, we pay an ongoing dealer manager fee for each Class I unit sold pursuant to a private placement. Further, we pay an ongoing dealer manager fee and service fee for each Class W unit sold pursuant to the private placement. The aggregate amount of underwriting compensation for each public and private offering of the Class A, Class C, Class I, Class W, Class Y and Class Z units, including any applicable distribution fees, ongoing dealer manager fees and service fees, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The distribution fees, ongoing dealer manager fees, and service fees are not paid at the time of purchase. Such fees are payable monthly in arrears, as they become contractually due.

In prior periods, we had been recording distribution fees as a periodic charge to equity as they are incurred.  Starting in June 2016, we determined to account for the distribution fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. We account for the ongoing dealer manager and services fees paid in connection with the sale of Class W and I units in the private placement in the same manner. At March 31, 2018, the estimated unpaid aggregate distribution fee and the unpaid dealer manager fee amounted to $1,677,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on our behalf. Organization and offering costs are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by us only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of March 31, 2018 and 2017. These expense reimbursements are subject to regulatory caps and approval by our board of managers.  Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses equaled to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, we no longer pay the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. We will continue to incur certain organization and offering costs associated with the Distribution Reinvestment Plan and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering  costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to a private placement.  As of March 31, 2018 the Sponsor has incurred $510,657 in organization and offering costs on our behalf related to a private placement of our units.  As of March 31, 2018, we have reimbursed $82,289 of the organization and offering incurred relating to such private placement and have no obligation to reimburse the Sponsor for the remainder.

Expense Responsibility Agreement

On March 26, 2018, the Company, the Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,347,400 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,313,400 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative Company expenses to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such management fees and incentive fees accrued to date have been reimbursed.  The Company has not met the Reimbursement Hurdle for the quarter ended March 31, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement have not been recorded as expenses of the Company as of March 31, 2018. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Income Taxes

We believe we are properly characterized as a partnership for U.S. federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S. federal income tax at the entity level.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of March 31, 2018, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, the Company records liabilities for ongoing fees that the Company (i) currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of March 31, 2018, under GAAP, the Company recorded a liability in the aggregate amount of $1,677,000 for the estimated future amount of Class C units distribution fee, Class I units dealer manager fee, Class W units ongoing dealer manager fee and Class W units service fee payable. The Company is not required to determine its net asset value under GAAP and thus, the Company’s determination of net asset value per share for Class C units, Class I units and Class W units now varies from GAAP. In the prior periods, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than Class C units with the difference being the result of the future distribution fee deduction for Class C units. The Company has determined that such approach is not the most appropriate for determining net asset value per share for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per share for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of March 31, 2018, each of the Class A, Class C and Class I units have the same net asset value per unit of $8.421. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). The increase in the net asset value per Class C unit from $8.267 as of March 31, 2017 to $8.421 as of March 31, 2018 is solely as a result of the change in the treatment of future distribution fees in the net asset value calculation discussed above and is not reflective of any increase in the value of the Company’s assets. Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.108 from $8.529 as of March 31, 2017 to $8.421 as of March 31, 2018 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017. In addition, the Company failed to realize sufficient investment income during the second and fourth quarters of 2017 to cover operating expenses.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Management has adopted this guidance effective for the fiscal period beginning January 1, 2018 using the modified retrospective approach. The guidance does not apply to revenue associated with financial instruments, including loans and investments that are accounted for under other U.S. GAAP. As a result, the adoption of the new revenue recognition guidance did not have any impact on the elements of its consolidated statements of operations, most closely associated with financial instruments, including interest and fees income, and resulted in no cumulative effect adjustment to the opening balance of its net assets.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method invitees, (vii) beneficial interest in securitizations transactions and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance, which did not have any effect on its consolidated financial statements, effective January 1, 2018.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018 (“2017 Form 10-K”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, we sold an aggregate of 6,092,066 units of Class A, Class C, Class I, Class W, Class Y and Class Z units to accredited investors for an aggregate amount of $51,860,500 pursuant to a private placement. SC Distributors, LLC served as the dealer manager in connection with the private placement. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

During the three months ended March 31, 2018, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
1/01/2018 - 1/31/2018	238,568	$9.025	238,568	304,970
2/01/2018 - 2/28/2018	—	—	—	304,970
3/01/2018 - 3/31/2018	—	—	—	304,970
Total	238,568	$9.025	238,568

During the three months ended March 31, 2018, we repurchased 238,568 units for a total of $2,153,077.  In addition, as of March 31, 2018, there were 84 repurchase requests for a total of 392,497 units that were pending which were processed by the Company on April 11, 2018 at a price of $8.507 per unit.

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

3.2	Fifth Amended and Restated Limited Liability Company Operating Agreement dated January 20, 2018. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 25, 2018.

4.1	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on March 09, 2018.

4.2	Third Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 D to the Form 8-K filed with the SEC on March 09, 2018.

10.1

Second Amended and Restated Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 25, 2018. Incorporated by reference to Exhibit 10.1to the Form 10-K filed with the SEC on April 2, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 14, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

May 14, 2018	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 14, 2018	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer