Form 10-Q
period 2018-06-30
TriLinc Global Impact Fund LLC
filed 2018-11-09
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 8, 2018, the Company had outstanding 18,034,199 Class A units, 8,323,339 Class C units, 10,534,669 Class I units, 24,555 Class W units, 1,165,675 Class Y units, and 5,965,037 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $380,777,593 and $335,328,569, respectively)	$376,838,471	$335,269,492
Cash	10,865,659	9,641,457
Interest receivable	14,598,653	9,210,430
Due from affiliates (see Note 5)	4,240,231	3,997,314
Other assets	160,572	189,103
Total assets	406,703,586	358,307,796

LIABILITIES
Due to unitholders	1,392,668	1,295,293
Management fee payable	1,991,827	1,763,018
Incentive fee payable	1,699,754	1,323,929
Notes payable	28,060,000	28,160,000
Unit repurchases payable	4,291,346	2,153,077
Accrued distribution and other fees	1,511,000	1,895,000
Other payables	1,142,912	360,742
Total liabilities	40,089,507	36,951,059
Commitments and Contingencies (see Note 5)
NET ASSETS	$366,614,079	$321,356,737

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$159,120,906	$162,087,710
Net capital paid in on Class C units	73,021,171	74,739,748
Net capital paid in on Class I units	91,373,206	92,522,021
Net capital paid in on Class W units	204,404	—
Net capital paid in on Class Y units	9,364,531	9,163,759
Net capital paid in on Class Z units	50,740,978	—
Offering costs	(17,211,117)	(17,156,501)
Net assets (equivalent to $8.351 and $8.466, respectively per unit based on total units outstanding of 44,080,551 and 38,183,103, respectively)	$366,614,079	$321,356,737
Net assets, Class A (units outstanding of 18,163,636 and 18,240,073, respectively)	$150,919,089	$153,892,048
Net assets, Class C (units outstanding of 8,332,233 and 8,411,343, respectively)	69,258,739	70,960,348
Net assets, Class I (units outstanding of 10,463,682 and 10,442,009, respectively)	86,648,315	87,830,198
Net assets, Class W (units outstanding of 24,555 and 0, respectively)	193,316	—
Net assets, Class Y (units outstanding of 1,131,408 and 1,089,678, respectively)	8,853,642	8,674,143
Net assets, Class Z (units outstanding of 5,965,037 and 0, respectively)	50,740,978	—
NET ASSETS	$366,614,079	$321,356,737

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income	$12,103,857	$6,789,264	$22,231,043	$13,379,427
Interest from cash	28,618	161,897	83,166	249,819
Total investment income	12,132,475	6,951,161	22,314,209	13,629,246
EXPENSES
Management fees	1,991,828	1,542,544	4,001,428	3,063,518
Incentive fees	1,699,753	868,510	3,103,259	1,828,858
Professional fees	154,359	304,022	480,794	669,201
General and administrative expenses	560,059	385,677	885,231	666,232
Interest expense	486,092	21,349	934,712	41,091
Board of managers fees	54,375	54,375	108,750	108,750
Total expenses	4,946,466	3,176,477	9,514,174	6,377,650
Expense support payment to (from) Sponsor	387,000	(1,633,933)	387,000	(2,958,762)
Net expenses	5,333,466	1,542,544	9,901,174	3,418,888
NET INVESTMENT INCOME	6,799,009	5,408,617	12,413,035	10,210,358
Net change in unrealized depreciation on investments	(3,030,543)	—	(3,880,046)	—
Foreign exchange loss	(49,701)	—	(9,527)	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,718,765	$5,408,617	$8,523,462	$10,210,358

NET INVESTMENT INCOME PER UNITS - BASIC AND DILUTED	$0.15	$0.15	$0.29	$0.30
EARNINGS PER UNITS - BASIC AND DILUTED	$0.08	$0.15	$0.20	$0.30
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	44,353,937	36,086,638	43,319,085	33,767,809

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30,	June 30,
	2018	2017
INCREASE FROM OPERATIONS
Net investment income	$12,413,035	$10,210,358
Foreign exchange loss	(9,527)	—
Net change in unrealized depreciation on investments	(3,880,046)	—
Net increase from operations	8,523,462	10,210,358
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(5,891,874)	(6,109,551)
Distributions to Class C unitholders	(2,705,092)	(2,740,236)
Distributions to Class I unitholders	(3,408,228)	(3,157,199)
Distributions to Class W unitholders	(5,872)	—
Distributions to Class Y unitholders	(359,079)	—
Distributions to Class Z unitholders	(1,532,555)	—
Net decrease from distributions	(13,902,700)	(12,006,986)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	2,667,741	26,155,635
Issuance of Class C units	1,358,126	13,164,597
Issuance of Class I units	2,584,674	25,933,232
Issuance of Class W units	211,000	—
Issuance of Class Y units	375,000	—
Issuance of Class Z units	50,740,978	—
Repurchase of units	(7,630,323)	(4,544,610)
Distribution and other fees	384,000	(233,000)
Offering costs	(54,616)	(2,468,849)
Net increase from capital transactions	50,636,580	58,007,005
NET INCREASE IN NET ASSETS	45,257,342	56,210,377
Net assets at beginning of period	321,356,737	250,755,915
Net assets at end of period	$366,614,079	$306,966,292

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,523,462	$10,210,358
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(154,531,970)	(137,762,722)
Maturity of investments	111,367,910	108,085,308
Payment-in-kind interest	(1,864,364)	—
Net change in unrealized depreciation on investments	3,880,046	—
Foreign exchange loss	9,527	—
Accretion of discounts on investments	(420,601)	(595,090)
Increase in interest receivable	(5,397,750)	(2,619,356)
Increase in due from affiliates	(242,917)	(693,860)
Decrease (increase) in other expenses	28,531	(180,311)
Increase in due to unitholders	97,375	215,442
Increase in management and incentive fees payable	604,634	376,398
Increase in other payable	782,170	112,010
NET CASH USED IN OPERATING ACTIVITIES	(37,163,947)	(22,851,823)
Cash flows from financing activities
Net proceeds from issuance of units	52,801,140	59,871,057
Distributions paid to unitholders	(8,766,322)	(6,624,579)
Payments of offering costs	(54,616)	(2,537,161)
Repurchase of units	(5,492,053)	(5,283,422)
Repayments of notes payable	(100,000)	—
Proceeds from issuance of notes payable	—	225,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,388,149	45,650,895
TOTAL INCREASE IN CASH	1,224,202	22,799,072
Cash at beginning of period	9,641,457	44,790,312
Cash at end of period	$10,865,659	$67,589,384
Supplemental information
Cash paid for interest during the period	$805,201	$37,577
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$5,136,378	$5,382,406
Change in accrual of distribution and other fees	$(384,000)	$233,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of June 30, 2018

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/21/2022	$14,821,830	100%	$14,821,830	$14,821,830	4.0%
Brazil	Usivale Industria E Commercio (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	2,851,296	N/A	2,851,296	2,851,296	0.8%
China	Other Investments (6)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.7%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	5,415,309	N/A	5,415,309	5,415,309	1.5%
Hong Kong	Other Investments (8)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.1%
Malaysia	Other Investments (8)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.1%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	19,875,162	N/A	19,875,162	19,875,162	5.4%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.9%
Peru	Corporacion Prodesa S.R.L. (16), (17)	Consumer Products	Diaper Manufacturer	12.00% - 13.34%	0.0%	7/28/2021	4,960,000	N/A	4,960,000	4,960,000	1.4%
Total Senior Secured Term Loan (1)									94,763,597	94,763,597	25.9%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	12.04%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/3.50% PIK	0.0%	8/21/2021	16,087,330	26%	16,087,330	16,087,330	4.4%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	5.50% Cash/7.50% PIK	0.0%	1/23/2021	7,751,475	5%	8,084,267	8,084,267	2.2%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.2%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	11.66%	0.0%	8/31/2021	18,527,237	15%	18,527,237	18,527,237	5.1%
Indonesia	Other Investments (6)	Street Construction	Infrastructure and Logistics Provider	20.00%	0.0%	11/22/2019	9,546,000	24%	9,510,638	9,510,638	2.6%
Indonesia	Other Investments (8)	Metals & Mining	Vessel Operator	11.00%	0.0%	6/8/2020	2,358,887	100%	2,358,887	2,358,887	0.6%
Jersey	Africell Holding Limited (8)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	16%	18,458,500	18,458,500	5.0%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.57% Cash/4.00% PIK	0.0%	3/31/2023	12,709,765	49%	12,709,765	12,709,765	3.5%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	15,843,235	38%	15,741,450	15,741,450	4.3%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	17.16%	0.8%	9/16/2020	12,762,670	100%	12,718,503	12,718,503	3.5%
Uganda	Other Investments (7)	Farm Products	Grain Processor	12.00%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (6)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,030,608	15%	1,030,608	1,030,608	0.3%
Total Senior Secured Term Loan Participations									139,767,186	139,767,186	38.2%
Senior Secured Trade Finance Participations (1)
Argentina	Company Argentina de Granos S.A. (7), (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	10,432,518	2.8%
Argentina	Sancor Coop Unidas Ltd (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2018	6,000,000	17%	6,000,000	5,146,407	1.4%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	8,425,571	2.3%
Argentina	Algodonera Avellaneda S.A (8), (17)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	2/22/2018	6,000,000	27%	6,000,000	5,839,047	1.6%
Cameroon	Other Investments (9)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42% - 17.50%	0.0%	10/13/2018 - 12/31/2018	15,986,369	100%	15,986,369	15,986,369	4.4%
Chile	Functional Products Trading S.A. (17)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%
Ecuador	Other Investments (7), (11)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	7/24/2018	617,206	7%	617,206	617,206	0.2%
Ecuador	Other Investments (7), (22)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	8/18/2018	119,542	8%	119,542	119,542	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	23%	881,800	881,800	0.2%
Hong Kong	Other Investments (8), (11)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	6/19/2018 - 7/05/2018	7,000,000	100%	7,000,000	7,000,000	1.9%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Hong Kong	Other Investments (9),(23)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	9.50%	0.0%	7/5/2018 - 8/18/2018	15,000,000	N/A	15,000,000	15,000,000	4.1%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	12.50%	0.0%	11/8/2018 - 11/30/2018	7,000,000	40%	7,000,000	7,000,000	1.9%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,349,626	2.0%
Nigeria	Other Investments (9), (25)	Farm Products	Cocoa Exporter	17.50%	0.0%	9/7/2018 - 10/20/2018	4,398,943	42%	4,398,943	4,398,943	1.2%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Distribution	14.50% - 17.50%	0.0%	9/19/2018 - 12/28/2018	3,951,494	41%	3,951,494	3,951,494	1.1%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Producer	14.50% - 17.50%	0.0%	9/19/2018 - 12/28/2018	4,676,776	44%	4,676,776	4,676,776	1.3%
Nigeria	Other Investments (9), (28)	Farm Products	Cocoa Trader	14.50% - 17.50%	0.0%	9/27/2018 - 12/27/2018	3,676,792	37%	3,676,792	3,676,792	1.0%
South Africa	Applewood Trading 199 (17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	726,729	0.2%
United Arab Emirates	Other Investments (7), (24)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	888,192	60%	888,192	888,192	0.2%
United Kingdom	Other Investments (9), (29)	Coal and Other Minerals and Ores	Metals Trader	11.55% - 11.56%	0.0%	8/29/2018 - 11/21/2018	3,587,577	88%	3,587,577	3,587,577	1.0%
Total Senior Secured Trade Finance Participations									110,746,810	107,031,276	29.2%
Short Term Investments (1)
Brazil	Other Investments (7)	Food Products	Fruit Juice Processor	10.50%	0.0%	12/26/2018	4,000,000	12%	4,000,000	4,000,000	1.1%
Ghana	Other Investments (21)	Financial services	Funds held in escrow	15.34%	0.0%	N/A	18,000,000	90'%	18,000,000	18,000,000	4.9%
United Kingdom	Other Investments (9)	Petroleum and Petroleum Products	Energy Commodity Trading	8.88%	0.0%	11/6/2018	7,500,000	8%	7,500,000	7,500,000	2.0%
N/A	IIG (17), (18), (19)	Financial services	Receivable from IIG	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	5,776,412	1.6%
Total Short Term Investments									35,500,000	35,276,412	9.6%

Total Investments									$380,777,593	$376,838,471

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 18th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	This investment was repaid in full during the third quarter 2018.
12

Principal and interest paid annually. While the original maturity date was 5/15/2017, the maturity date was extended to 12/15/2020 in connection with a restructure of the loan.  Refer to Note 3 for additional information.

13

 In October 2017, this investment was refinanced from a trade finance to a term loan and the maturity date was extended to 8/31/2021.  In addition, at the time of the refinance, $2,027,327 of accrued interest was capitalized and added to the principal balance.

14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 7/28/21. Please refer to Note 3 for additional information.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
19

This is an investment in a credit facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by the Company’s sub-advisor, The International Investment Group L.L.C. (“IIG”).   Subsequent to June 30, 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participation to short term investments. Please see Note 3 for additional information.

20

Loan is denominated in euro currency with a principal amount of 6,200,000 euro, however the Company’s participation is denominated in US dollars.  The quarterly interest payments are paid at the current exchange rate and subject to foreign currency fluctuations. The fair value includes an investment premium of $332,792.

[21]	Investment classified as short term due to the funds being held in an escrow account pending the completion of the loan document. Funds held in escrow accrue interest at 13% plus three-month Libor.
22	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
23	During the third quarter 2018, the maturity dates of this investments were extended to 1/2/2019 to 2/14/2019.
24

Participation is outstanding as of the date of this report. The Company, together with the sub-advisor, has granted the borrower some flexibility with repayment, which is expected to be received during the fourth quarter of 2018.

[25]

As of the date of this report, about $2,455,000 of this investment remains outstanding. The Company, together with the sub-advisor, has granted the borrower some flexibility with repayment, which is expected to be received during the fourth quarter of 2018.

[26]

As of the date of this report, about $2,465,000 of this investment with maturity dates in September and October 2018 remains outstanding. The Company, together with the sub-advisor, has granted the borrower some flexibility with repayment, which is expected to be received during the fourth quarter of 2018.

[27]	As of the date of this report, the portion of this investments that has maturity dates in September and October 2018 have been repaid in full.
[28]

As of the date of this report, about $1,509,000 of this investment with maturity dates in September and October 2018 remains outstanding. The Company, together with the sub-advisor, has granted the borrower some flexibility with repayment, which is expected to be received during the fourth quarter of 2018.

[29]	The portion of this investment due on 8/29/2018 amounted to $1,500,000 and was repaid in full during the third quarter of 2018.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2017

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/21/2022	$15,739,999	N/A	$15,714,764	$15,714,764	4.9%
China	Other Investments (6)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	3.1%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	3,157,735	N/A	3,157,735	3,157,735	1.0%
Malaysia	Other Investments (8)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.7%
Mexico	Other Investments (9)	Refuse Systems	Waste to Fuels Processor	14.50%	0.0%	7/27/2021	11,315,000	N/A	11,315,000	11,315,000	3.5%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021 - 4/2/2021	6,840,000	N/A	6,840,000	6,840,000	2.1%
Peru	Pure Biofuels del Peru S.A.C. (11)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.33%	0.0%	7/27/2019	15,000,000	N/A	16,545,994	16,545,994	5.1%
Total Senior Secured Term Loan (1)									78,573,493	78,573,493	24.4%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	12.04%	0.0%	8/18/2021	4,740,000	100%	4,740,000	4,740,000	1.5%
Brazil	Usivale Industria E Commercio (12), (19)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	2,851,296	100%	2,851,296	2,851,296	0.9%
Cabo Verde	TRG Cape Verde Holdings Limited (6)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	15,807,931	26%	15,807,931	15,807,931	4.9%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	100%	15,500,000	15,500,000	4.8%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	11.66%	0.0%	8/31/2021	18,527,237	15%	18,527,237	18,527,237	5.8%
Indonesia	Other Investments (6)	Street Construction	Infrastructure and Logistics Provider	20.00%	0.0%	11/22/2019	10,909,500	75%	10,861,658	10,861,658	3.4%
Indonesia	Other Investments (8)	Metals & Mining	Vessel Operator	11.00%	0.0%	6/8/2020	3,332,336	62%	3,332,336	3,332,336	1.0%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.82%	0.0%	3/31/2023	12,464,320	59%	12,464,320	12,464,320	3.9%
Namibia	Trustco Group Limited (14)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,529,353	100%	15,411,497	15,411,497	4.8%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	16.54%	0.8%	9/16/2020	13,407,670	100%	13,353,503	13,353,503	4.2%
Peru	Corporacion Prodesa S.R.L. (16)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	4,960,000	N/A	4,960,000	4,960,000	1.5%
Zambia	Other Investments (6)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,355,600	15%	1,355,600	1,355,600	0.4%
Total Senior Secured Term Loan Participations									119,165,378	119,165,378	37.1%
Senior Secured Trade Finance Participations (1)
Argentina	Other Investments (7), (17)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	5/1/2018	12,500,000	83%	12,500,000	12,500,000	3.9%
Argentina	Sancor Coop Unidas Ltd (19)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2018	6,000,000	17%	6,000,000	6,000,000	1.9%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A (19)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	32%	9,000,000	9,000,000	2.8%
Argentina	Algodonera Avellaneda S.A (8), (19)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	2/22/2018	6,000,000	100%	6,000,000	6,000,000	1.9%
Chile	Functional Products Trading S.A.(19)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%
Ecuador	Other Investments (7)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	9/4/2018 - 10/22/2018	3,338,520	34%	3,338,520	3,338,520	1.0%
Ecuador	Other Investments (7)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	8/18/2018	351,559	43%	351,559	351,559	0.1%
Guatemala	Procesos Fabriles S.A. (19), (20)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	881,800	0.3%
Hong Kong	Other Investments (8)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	4/29/2018	14,388,525	100%	14,388,525	14,388,525	4.5%
Hong Kong	Other Investments (9)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	9.50%	0.0%	1/4/2018 - 2/19/2018	15,000,000	N/A	15,000,000	15,000,000	4.7%
Hong Kong	Other Investments (8)	Coal and Other Minerals and Ores	Resource Trader	10.0% - 11.5%	0.0%	11/16/2017 - 12/27/2020	11,957,864	100%	11,957,864	11,957,864	3.7%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	11.82%	0.0%	11/8/2018	3,500,000	27%	3,500,000	3,500,000	1.1%
Morocco	Mac Z Group SARL (19), (20)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,349,626	2.3%
Nigeria	Other Investments (9)	Farm Products	Cocoa Exporter	17.50%	0.0%	9/7/2018 - 9/29/2018	1,936,600	100%	1,936,600	1,936,600	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Distribution	17.50%	0.0%	9/19/2018	1,846,170	100%	1,846,170	1,846,170	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Producer	17.50%	0.0%	9/19/2018	764,280	100%	764,280	764,280	0.2%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader	17.50%	0.0%	9/19/2018 - 9/27/2018	1,205,450	100%	1,205,450	1,205,450	0.4%
South Africa	Applewood Trading 199 (19), (20)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	12%	785,806	726,729	0.2%
South Africa	Other Investments (8)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	9/28/2017	1,234,145	10%	1,234,145	1,234,145	0.4%
United Arab Emirates	Other Investments (7)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	1/30/2018	1,080,000	60%	1,080,000	1,080,000	0.3%
United Kingdom	Other Investments (9)	Coal and Other Minerals and Ores	Metals Trader	9.50% - 10.14%	0.0%	12/31/2017 - 5/8/2018	4,296,451	71%	4,296,451	4,296,451	1.3%
Uruguay	Other Investments (7)	Food Products	Citrus Producer	9.00%	0.0%	2/3/2018 - 7/26/2018	346,215	100%	346,215	346,215	0.1%
Total Senior Secured Trade Finance Participations									105,089,698	105,030,621	32.7%
Short Term Investments (1)
Cayman Islands	Other Investments (21)	Financial Services	Financial Services Provider	7.50%	0.0%	2/28/2018	10,000,000	N/A	10,000,000	10,000,000	3.1%
United Kingdom	Other Investments (9)	Petroleum and Petroleum Products	Energy Commodity Trading	8.88% - 9.15%	0.0%	1/31/2018 - 2/28/2018	16,500,000	16%	16,500,000	16,500,000	5.1%
N/A	IIG (17), (18), (19)	Financial services	Receivable from IIG	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	6,000,000	1.9%
Total Short Term Investments									32,500,000	32,500,000	10.1%

Total Investments									$335,328,569	$335,269,492

See accompanying notes to the consolidated financial statements.

[1]	Refer to Note 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[22]

This is an investment in a credit facility originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG.  Subsequent to June 30, 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participation to short term investments. Please see Note 3 for additional information.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, which the Company defines as those businesses having less than 500 employees, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. To a lesser extent, the Company may also make impact investments in companies that may not meet our technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company generally expects that such investments will have similar investment characteristics as SMEs as defined by the Company. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered with the Securities and Exchange Commission (“SEC”).

TriLinc Global, LLC (the “Sponsor”) owns 85% of the units of the Advisor, and is the sponsor of the Company. Strategic Capital Advisory Services, LLC (“SCAS”) owns 15% of the Advisor, and is considered an affiliate of the Company. The Sponsor employs staff who operate both the Advisor and the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to June 30, 2018, the Company raised an additional $67,031,000 pursuant to a private placement and $13,899,000 pursuant to the DRP for the gross proceeds of $442,705,000 as of June 30, 2018.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC. The Subsidiaries own all of the Company’s investments. As of June 30, 2018, the Company’s subsidiaries are as follows:

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

Through June 30, 2018, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2018.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At June 30, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $33,592,656 or 8.9% of the fair value of the Company’s total investments. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the six companies on non-accrual status as of June 30, 2018 amounted to approximately $528,276 and $1,050,747, respectively for the three and six months ended June 30, 2018.

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
•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the income, market or cost approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Certain investments may be valued based upon a collateral approach, which uses estimated value of underlying collateral and include adjustments deemed necessary for estimates of costs to obtain control and liquidate available collateral. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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
2.

For all investments with a stated maturity of greater than 12 months, the Company has engaged a third-party independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm perform a review on the reasonableness of the Company’s internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification;

3.	The audit committee of the Company’s board of managers reviews and discusses the preliminary valuation prepared by the Advisor and any opinion or report rendered by the independent valuation firm; and
4.

The board of managers discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the inputs which include but are not limited to, inputs of the Advisor, the independent valuation firm and the audit committee. The Company and its board of managers are solely and ultimately responsible for the determination, in good faith, of the fair value of each investment.

Below is a description of factors that the Company’s board of managers may consider when valuing the Company’s investments.

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  For watch list investments, the Company may use a collateral based approach (also known as a liquidation approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model. When using the collateral based approach, we determine the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  We also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying borrower
•	Industry factors that are relevant to the investment or the underlying borrower
•	Historical and projected financial performance of the borrower based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type and value) that supports the investment
•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, the Company’s ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized

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

Payment-in-Kind Interest

The Company may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three and six months ended June 30, 2018, the Company earned and capitalized PIK interest of $1,015,742 and $1,864,364, respectively.  There was no PIK interest earned for the three and six months ended June 30, 2017.

Distribution and Ongoing Dealer Manager and Services Fees

The Company pays a distribution fee equal to 0.8% per annum of the Company’s current estimated value per share for each Class C unit sold in the Offering or pursuant to a private placement. The distribution fee is payable until the earlier to occur of the following: (i) a listing of the Class C units on a national securities exchange, (ii) following completion of each respective offering, total selling compensation equaling 10% of the gross proceeds of such offering, or (iii) there are no longer any Class C units outstanding. In addition, the Company pays an ongoing dealer manager fee for each Class I unit and Class W unit sold pursuant to a private placement. Such ongoing dealer manager fee is payable for five years until the earlier of: (x) the date on which such Class I units or Class W units are repurchased by the Company; (y) the listing of the Class I units or Class W units on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets; or (z) the fifth anniversary of the admission of the investor as a unitholder. Further, the Company pays an ongoing service fee for each Class W unit sold pursuant to the private placement.  Such ongoing service fee is payable for six years until the earlier of: (x) the date on which such Class W units are repurchased by the Company; (y) the listing of the Class W units on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets; or (z) the sixth anniversary of the admission of the investor as a unitholder. The distribution fees, ongoing dealer manager fees and service fees are not paid at the time of purchase.  Such fees are payable monthly in arrears, as they become contractually due.

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At June 30, 2018, the estimated unpaid aggregate distribution fees for Class C units amounted to $1,440,000, the unpaid dealer manager fees for Class I units amounted to $67,000 and the unpaid dealer manager and service fees for Class W units amounted to $4,000.

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

As of June 30, 2018, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2014.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of June 30, 2018, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, effective June 30, 2016, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of June 30, 2018, under GAAP, the Company recorded a liability in the amount of $1,511,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. The Company is not required to determine its net asset value under GAAP and the Company’s determination of net asset value per unit for Class C units now varies from GAAP.  Prior to April 1, 2017, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than the Class C units with the difference being the result of the Company’s deduction of estimated future distribution fees with respect to Class C units. The Company determined that its prior approach was not the most appropriate for determining the net asset value per unit for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per unit for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future ongoing dealer manager or service fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of June 30, 2018, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.351. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.178 from $8.529 as of March 31, 2017 to $8.351 as of June 30, 2018 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017 and the first quarter of 2018. The Company also failed to realize sufficient investment income during the second and fourth quarters of 2017 and the first quarter of 2018 to cover operating expenses, as a result of delays in finding suitable investments. In addition, during the second quarter of 2018, the Company recorded approximately $3.0 million in unrealized depreciation on its investments.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at June 30, 2018 and 2017.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2018 and December 31, 2017. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of June 30, 2018, the Sponsor has incurred approximately $523,500 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  As of June 30, 2018, the Company has reimbursed $86,784 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,240,200 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, the Company will apply the excess amount (the “Excess Amount”) as follows: (i) first, the Company will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on the Company’s behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, the Company will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on the Company’s behalf until all such management fees and incentive fees accrued to date have been reimbursed. The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been recorded as expenses of the Company for the quarter June 30, 2018. As of June 30, 2018, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Classification Correction

During the second quarter of 2018, the Company identified a misclassification error in its Consolidated Statement of Assets and Liabilities, which overstated the net capital paid in on and net assets for Class A, C, and I units and understated the net capital paid in on and net assets for Class Y units as of December 31, 2017.  This misclassification error did not affect the aggregate net assets presented. The Company determined the misclassification error was not material to the prior periods and corrected it on a prospective basis during the second quarter of 2018. The effect of the correction to the Analysis of Net Assets section of the Consolidated Statement of Assets and Liabilities as of December 31, 2017 is as follows:

ANALYSIS OF NET ASSETS:	As previously reported	Corrected	Change
Net capital paid in on Class A units	$166,754,603	$162,087,710	$(4,666,893)
Net capital paid in on Class C units	76,275,220	74,739,748	(1,535,472)
Net capital paid in on Class I units	92,778,756	92,522,021	(256,735)
Net capital paid in on Class Y units	2,704,659	9,163,759	6,459,100
Offering costs	(17,156,501)	(17,156,501)	-
NET ASSETS	$321,356,737	$321,356,737	$-

Net assets, Class A	$158,558,939	$153,892,048	$(4,666,891)
Net assets, Class C	72,495,821	70,960,348	(1,535,473)
Net assets, Class I	88,086,934	87,830,198	(256,736)
Net assets, Class Y	2,215,043	8,674,143	6,459,100
NET ASSETS	$321,356,737	$321,356,737	$-

Out-of-Period Adjustments

As disclosed in “Watch List Investments” in Note 3, in prior periods, the Company was not aware of, and so therefore did not include, certain information in its valuation of some of its Participations in trade finance facilities originated by IIG Trade Opportunities Fund B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. This resulted in the overstatement of the valuation of these investments for each quarter in the year ended December 31, 2017 and the quarter ended March 31, 2018, which overstatement was not material. The aggregate amount of this overstatement as of December 31, 2017 was approximately $871,138. The Company became aware of this information during August 2018 and determined that the adjustments for the prior periods are not material. The Company elected to record these prior period adjustments within the current reporting period. The effect of these adjustments was to overstate net change in unrealized depreciation on investments and to understate the Net Increase In Net Assets Resulting From Operations, in each case by approximately $702,456 on the Consolidated Statement of Operations as of June 30, 2018.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Management has adopted this guidance effective for the fiscal period beginning January 1, 2018, using the modified retrospective approach. The guidance does not apply to revenue associated with financial instruments, including loans and investments that are accounted for under other U.S. GAAP. As a result, the adoption of the new revenue recognition guidance did not have any impact on the elements of the Company’s consolidated statements of operations, most closely associated with financial instruments, including interest and fee income, and resulted in no cumulative effect adjustment to the opening balance of its net assets.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments that are marked to fair value and reported as available-for-sale (“AFS”).  ASU 2016-01 requires public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.  For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management has adopted this guidance effective for the fiscal period beginning January 1, 2018.

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

Risk Factors

The Company has a limited operating history and is subject to the business risks and uncertainties associated with any new business. As an externally-managed company, the Company is largely dependent on the efforts of the Advisor, the sub-advisors and other service providers and has been dependent on the Sponsor for financial support in prior periods.

The Company’s sub-advisors are responsible for locating, performing due diligence and closing on suitable acquisitions based on their access to local markets, local market knowledge for quality deal flow and extensive local private credit experience. However, because the sub-advisors are separate companies from the Advisor, the Company is subject to the risk that one or more of its sub-advisors will be ineffective or materially underperform. The Company’s ability to achieve its investment objectives and to pay distributions to unitholders will be dependent upon the performance of its sub-advisors in the identification, performance of due diligence on and acquisition of investments, the determination of any financing arrangements, and the management of the Company’s projects and assets. The Company is subject to the risk that the Company’s sub-advisors may fail to perform according to the Company’s expectations, or the due diligence conducted by the sub-advisors may fail to reveal all material risks of the Company’s investments, which could result in the Company being materially adversely affected.

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments.

The Company’s investments consist of loans, loan participations and trade finance participations that are illiquid and non-traded, making purchase or sale of such financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of June 30, 2018, all but one of the Company’s investments are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At June 30, 2018, the Company’s investment portfolio included 46 companies and was comprised of $94,763,597 or 25.1% in senior secured term loans, $139,767,186 or 37.1% in senior secured term loan participations, $107,031,276 or 28.4% in senior secured trade finance participations, and $35,276,412 or 9.4% in short term investments. The Company’s largest loan by value was $19,875,162 or 5.3% of total investments. The Company’s 5 largest loans by value comprised 24.1% of the Company’s portfolio at June 30, 2018. Participation in loans amounted to 65.5% of the Company’s total portfolio at June 30, 2018.  As of June 30, 2018, $252,920,806 or 67.1% of the Company’s investments had a maturity date of more than 12 months.

Note 3. Investments

As of June 30, 2018, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$94,763,597	$94,763,597	25.1%
Senior secured term loan participations	139,767,186	139,767,186	37.1%
Senior secured trade finance participations	110,746,810	107,031,276	28.4%
Short term investments	35,500,000	35,276,412	9.4%
Total investments	$380,777,593	$376,838,471	100.0%

Participations

The majority of the Company’s investments are in the form of Participation Interests (“Participations”).  Participations are interests, which may be divided or undivided, in financing facilities originated by one of the Company’s sub-advisors. Participations may be interests in one specific loan or trade finance transaction, several loans or trade finance transactions under a facility, or may be interests in an entire facility.  The Company’s rights under Participations include, without limitation, all corresponding rights in payments, collateral, guaranties, and any other security interests obtained by the respective sub-advisor in the underlying financing facilities.

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of June 30, 2018.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of June 30, 2018 and December 31, 2017 amounted to $2,220,965 and $1,960,157, respectively. The Company’s interest receivable balances at June 30, 2018 and December 31, 2017 are recorded at the amounts that the Company expects to collect.

Trade Finance

Trade finance encompasses a variety of lending structures that support the export, import or sale of goods between producers and buyers in various countries and across various jurisdictions. The strategy is most prevalent in the financing of commodities. The Company’s Participations in trade finance positions typically fall into two broad categories: pre-export financing and receivable/inventory financing. Pre-export financing represents advances to borrowers based on proven orders from buyers. Receivable/inventory financing represents advances on borrowers’ eligible receivable and inventory balances. For trade finance, the structure and terms of the facility underlying the Company’s Participations vary according to the nature of the transaction being financed. The structure can take the form of a revolver with multiple draw requests and maturity of up to one year based on collateral and performance requirements. The structure can also be specific to the individual transaction being financed, which typically have shorter durations of 60 – 180 days. With respect to underwriting, particular consideration is given to the following:

•	nature of the goods or transaction being financed,
•	the terms associated with the sale and repayment of the goods,

•	the execution risk associated with producing, storing and shipment of the goods,
•	the financial and performance profile of both the borrower and end buyer(s),
•	the underlying advance rate and subsequent Loan to Value (“LTV”) associated with lending against the goods that serve to secure the facility or transaction,
•	collateral and financial controls (collection accounts and inventory possession),
•	third party inspections and insurance, and
•	the region, country or jurisdiction in which the financing is being completed.

Collateral varies by transaction, but is typically raw or finished goods inventory, and/or receivables.  In the case of pre-export finance, the transaction is secured by purchase orders from buyers or offtake contracts, which are agreements between a buyer and seller to purchase/sell a future product.

Terms depend on the nature of the facility or transaction being financed. As such, they depend on the credit profile of the underlying financing, as well as the speed and detail associated with the request for financing. Interest can be paid as often as monthly or quarterly on revolving facilities (one year in duration) or at maturity when dealing with specific transactions with shorter duration, which is the case for the majority of the Company’s trade finance positions. At times, settlement can be delayed due to documentation, shipment, transportation or port clearing issues, delays associated with the end buyer or off-taker assuming possession, possible changes to contract or offtake terms, and the aggregation of settlement of multiple individual transactions. Conversely, at times payments are made ahead of schedule, as transactions either clear faster than expected, borrowers decide to prepay or pay down ahead of schedule, counterparties clear multiple individual transactions in one settlement, or less expensive financing is secured by the borrower.

On occasion, the Company may receive notice from the respective sub-advisor that a borrower or counterparty to a financing facility underlying one of the Company’s Participations intends to pay ahead of schedule or in one lump sum (settling multiple draw requests all at once). Depending on timing and the ability to redeploy these funds, combined with projected inflows of fund capital, these outsize payments can negatively impact the Company’s performance. In these situations, the credit profile of the borrower, and the transaction in general, is reviewed with the sub-advisor and a request may be made to either stagger payments, where at all possible, or request that payment only be made at the end of that specific financial quarter. These requests or accommodations, which happen very rarely, will only be made where the Company has strong comfort in and around the credit profile of the transaction or borrower.

Short Term Investments

Short term investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short term investments. In the periodic reports prior to September 30, 2017, the Company included short term investments within the Trade Finance section of the Schedule of Investments.  Due to the unique characteristics of the short term investments, the Company has determined to present these investments separately.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral, (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower).

Corporacion Prodesa S.R.L.

As of June 30, 2018, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”), a diaper manufacturer in Peru, is comprised of two senior secured term loans with an aggregate balance of $3,210,000, and a senior secured trade finance revolving credit facility for $1,750,000. The total accrued interest balance as of June 30, 2018 amounts to $673,402, including $466,103 of deferred interest payable at maturity. The trade finance facility is secured by specific purchase orders from customers of Prodesa and both term loans and the revolving trade finance facility are cross-defaulted and cross-collateralized with Prodesa fixed assets including real estate, machinery and equipment, warrants, and all shares of Prodesa.

Prodesa was originally placed on the Watch List in 2014, and as reported in previous filings, since 2014, Prodesa has undergone changes in ownership and financial status, through which the Company restructured the original facilities, improving the Company’s collateral, information rights, covenants and additional financial controls over Prodesa. On January 31, 2017, after significantly improved financial performance by Prodesa, the Company entered into a series of loan amendments with them. As part of the amendments, the maturity date of the loan facilities was extended to July 28, 2021.

The Company has estimated the fair value of the Prodesa loans as of June 30, 2018 at $4,960,000 based on the income approach, which accounts for contractual interest and principal payments and discounts them to present value using the combined facilities’ weighted average yield to maturity.

Usivale Industria E Comercio, Ltda

As of June 30, 2018, the Company’s investment in Usivale Industria E Comercio, Ltda (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $194,929.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. The Company and Usivale have agreed to an extension of the 2017 principal payment (spread evenly across the final three years of the loan, such that remaining principal payments are comprised of approximately 20% / 20% / 60% amortization, respectively, over the next 3 years). The extension was agreed to in exchange for a flat 0.5% extension fee on the outstanding balance and an increase in pledged contracts. The 2017 annual interest payment has been received in full.

As of June 30, 2018, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices. As of June 30, 2018, accrued interest amounted to $194,929.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s  sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of June 30, 2018, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to extension for its Participation. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $34,761 and $69,140, respectively for the three and six months ended June 30, 2018. As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of its investment in Cape Nut to be $726,729 as of June 30, 2018 based on the income approach, discounted to present value using the loan’s yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund NSPV, a subsidiary of a fund advised by the Company’s sub-advisor, The International Investment Group L.L.C. (“IIG”), with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of June 30, 2018. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  The Company’s existing Participation in this trade finance facility is near the final stages of being restructured to a Participation in a term loan with Profasa as the borrower and the following terms: 3 year senior secured term loan, secured by share pledge, 12% deferred interest compounded quarterly and payable at maturity, and monthly principal amortization based upon available cash flows.

Assuming the trade finance facility restructuring is finalized as described above, the Company has determined that its Participation should be valued using the income approach, in accordance with its valuation policy, and has determined that the fair value of this investment should be $881,800 as of June 30, 2018 based upon modeled principal and interest payments, discounted to present value using expected yield to maturity. In addition, until such time that Profasa fully completes its restructuring and ramps up operations, an additional adjustment for the uncertainty related to the completion of the restructuring has been applied. The Company has placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $27,529 and $54,756, respectively.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased 9 Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of June 30, 2018, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and is taking steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 during the first week of April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion has filed a claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in loss.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $204,360 and $406,475, respectively. The Company believes, that as of June 30, 2018, the most appropriate valuation method is the collateral based approach and the Company has determined that the fair value of this investment should be $7,349,626, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines. In the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018 and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Prior Reports”), the Company reported that its “Watch List Investments” included a Participation in a trade finance facility where Vincentin – Nacadie S.A. was the borrower.  The Company reported that the outstanding principal balance on its Participation was $12,000,000.  During the preparation of this Quarterly Report on Form 10-Q, the Company determined that the documents that had been provided to the Company by its sub-advisor, IIG, regarding the Participation indicated that the Company’s Participation was in fact two Participations, each with a principal balance of $6,000,000, in separate facilities originated by IIG.  In one, the borrower is Algodonera and in the other the borrower is Nacadie Commercial S.A. (“Nacadie”).  However, participation certificates issued to the Company by IIG for these Participations identified the borrowers as Vicentin/Algodonera and Vicentin/Nacadie, respectively.   Vicentin is not the borrower, but rather agreed to guarantee the payments due under both of the trade finance facilities. The following paragraphs provide updated information concerning the Company’s Participation in the Algodonera trade finance facility.  See below under “—IIG Trade Opportunities Fund B.V.Receivable” for updated information regarding the Company’s Participation in the Nacadie trade finance facility.

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of June 30, 2018, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $502,500. In June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin have appealed to the court of appeals.  The court of appeals will decide on the commercial court’s rejection of the suspension and whether to affirm or reverse the commercial court’s final ruling in favor of IIG.

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to two other companies (specifically, Nacadie and FRIAR (defined below)).  The Company also learned on July 31, 2018 that the court proceedings involving IIG, Algodonera and Vicentin also include a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to Nacadie and FRIAR under the subrogation agreement.

As a short-term trade finance facility, Algodonera was valued utilizing the cost approach through the quarter ended September 30, 2017. However, based on the fact that any future payments made by Algodonera with respect to this Participation will turn on the ultimate outcome of the above-mentioned legal proceedings and that future projected cash flows would therefore no longer be applicable, the Company decided it would be more appropriate to utilize the collateral based approach to value this position beginning with the December 31, 2017 year-end financial statements. The Company further modified its valuation methodology to the income approach as of June 30, 2018, given that the commercial court has already issued a final ruling and based on the recent developments with respect to the court proceedings described above.

Given the new information learned by the Company about this investment as well as investments described under the captions, “—IIG Trade Opportunities Fund B.V. Receivable” and “—Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay”, during the preparation of this Quarterly Report on Form 10-Q, with the authorization of the board of managers, the Company engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of these investments. For the quarter ended June 30, 2018, the Company asked the independent valuation firm to perform the limited procedures on these three investments, comprising approximately 5.3% of the total investments at fair value as of June 30, 2018, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of the Company’s investments described under the captions “—Algodonera Avellaneda S.A.”, “—IIG Trade Opportunities Fund B.V.Receivable”, and “—Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay”, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith.

As described above, a payment guarantee has been secured from Zurich Insurance Group through the commercial court, the value of which is sufficient to pay off all outstanding principal and accrued interest. Although IIG has expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, Vicentin and Algodonera. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $5,839,047 as of June 30, 2018.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor to the payments to be made by Nacadie under the facility. Nacadie is a Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received one interest payment under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  As of the date of this filing, IIG has informed the Company that although it has reviewed its books and records, it cannot locate all of the original documents requested by the Company.  In connection with its review of this investment and in connection with the preparation of this Quarterly Report on Form 10-Q, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Quarterly Report on Form 10-Q.  As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. As of June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.    Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not yet received a written agreement from IIG to this effect.  Given IIG’s acknowledgement of its error and its contractual obligations to the Company as a sub-advisor and fiduciary to the Company, the Company believes that it is likely that IIG will repay the Company in full.  The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company. Taking all of the factors described above, the Company determined the fair value of the principal amount of this investment to be $5,776,412 as of June 30, 2018. The Company has placed this receivable on non-accrual status, effective July 1, 2018.

Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of June 30, 2018, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG is also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. IIG has confirmed to the Company that FRIAR continues to operate and is a going concern.

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to FRIAR and Nacadie (see above).  As described above, the Company also learned on July 31, 2018 that IIG and Algodonera are in a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to FRIAR and Nacadie under the subrogation agreement.  Additionally, on July 31, 2018, the Company learned new information with regard to a put option that could potentially allow FRIAR to settle its outstanding debt to IIG with shares of FRIAR.  In addition to settling FRIAR’s debt to IIG, the put option could potentially permit FRIAR to subrogate Algodonera’s and Nacadie’s debt to IIG. As with the subrogation agreement discussed above, the Company has learned that IIG is disputing the enforceability of the put option in court. The criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. FRIAR appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  FRIAR’s appeal of the commercial court’s rejection of the suspension will be determined by the court of appeals.

As a short-term trade finance facility, FRIAR was valued at cost through the quarter ended September 30, 2017. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, as of the December 31, 2017 year-end financial statements the Company believed the most appropriate valuation method to be the collateral based approach. As of June 30, 2018, the Company believes that the most appropriate valuation method is a combination of the collateral based approach and the income approach. The Company is continuing to utilize the collateral based approach due to IIG’s continued reliance on the court proceedings to secure repayment, but determined to also utilize the income approach based on the recent favorable developments with respect to the court proceedings described above, which the Company believes makes it more likely that the court proceedings will be resolved in IIG’s favor.

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG has expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, FRIAR, Vicentin and Algodonera. The Company determined that the most appropriate method to calculate the fair value of this investment as of June 30, 2018 is to take the average of the value resulting from the Company’s analysis and the midpoint of the independent valuation firm’s estimate of the range of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $8,425,571 as of June 30, 2018.

The Company placed the Participation on non-accrual status effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $261,625 and $520,375, respectively.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the Participation from IIG in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal and interest obligations on June 30, 2018. On that date, the Company was owed principal of $12,500,000 and accrued interest of $131,942.

IIG has stated that it has been in active discussions with other CAGSA lenders and has sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG will be included in the creditors committee to determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations as well as the financial impact of a potential restructuring, the Company has decided that as of June 30, 2018, the collateral based approach is a more appropriate valuation method. Therefore, based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and has estimated the fair value of the principal portion of its investment to be $10,432,518 as of June 30, 2018 based on the collateral approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring.

Sancor Cooperativas Unidas

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of June 30, 2018, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through June 30, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2018, with an annual renewal option.  Ultimately, it is believed that Sancor will be sold and that all principal and interest due the Company will be paid upon this sale.  Due to the uncertainty associated with the timing and final terms of such sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined that the fair value of this investment should be $5,146,407 based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing of a potential sale.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.    As of June 30, 2018, the outstanding principal balance on this Participation was $1,326,688. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and is developing a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, is currently working with Functional on restructuring the facility, which it believes will be completed in the near term. As of June 30, 2018, the Company has estimated the fair value of its investment in Functional to be $1,326,688 based on the income approach, discounted to present value using the expected yield to maturity, assuming the facility is restructured in the manner in which IIG has informed the Company it expects to be restructured.  The expected yield to maturity increased to reflect uncertainty around the restructuring.

As of December 31, 2017, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$78,573,493	$78,573,493	23.4%
Senior secured term loan participations	119,165,378	119,165,378	35.6%
Senior secured trade finance participations	105,089,698	105,030,621	31.3%
Short term investments	32,500,000	32,500,000	9.7%
Total investments	$335,328,569	$335,269,492	100.0%

The industry composition of the Company’s portfolio, at fair market value as of June 30, 2018 and December 31, 2017, was as follows:

	As of June 30, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$13,283,814	3.5%	$15,351,296	4.6%
Bulk Fuel Stations and Terminals	—	0.0%	16,545,994	4.9%
Chemicals and Allied Products	15,000,000	4.0%	15,000,000	4.5%
Chocolate and Cocoa Products	15,986,369	4.2%	—	—
Coal and Other Minerals and Ores	33,587,578	8.9%	31,254,315	9.4%
Commercial Fishing	119,542	0.0%	351,559	0.1%
Consumer Products	10,106,407	2.7%	10,960,000	3%
Department Stores	8,084,267	2.1%	—	—
Drugs, Proprietaries, and Sundries	888,192	0.2%	1,080,000	0.30%
Electric Services	18,527,237	4.9%	18,527,237	5.5%
Farm Products	23,212,492	6.2%	7,960,987	2.4%
Fats and Oils	5,839,047	1.5%	12,000,000	3.6%
Financial services	23,776,412	6.3%	10,000,000	3.0%
Freight Transportation Arrangement	12,709,765	3.4%	12,464,320	3.7%
Fresh or Frozen Packaged Fish	617,206	0.2%	3,338,520	1.0%
Food Products	4,726,729	1.3%	1,072,944	0.3%
Groceries and Related Products	7,000,000	1.9%	3,500,000	1.0%
Hotels and Motels	16,087,330	4.3%	15,807,931	4.7%
Land Subdividers and Developers	15,741,450	4.2%	15,411,497	4.6%
Logging	6,840,000	1.8%	6,840,000	2.0%
Meat, Poultry & Fish	8,425,571	2.2%	9,000,000	2.7%
Metals & Mining	2,358,887	0.6%	4,566,481	1.4%
Personal Credit Institutions	5,415,309	1.4%	3,157,735	0.9%
Petroleum and Petroleum Products	23,000,000	6.1%	32,000,000	9.5%
Programming and Data Processing	14,821,830	3.9%	15,714,764	4.7%
Refuse Systems	19,875,162	5.3%	11,315,000	3.4%
Secondary Nonferrous Metals	17,349,626	4.6%	17,349,626	5.2%
Short-Term Business Credit	4,740,000	1.3%	4,740,000	1.4%
Soap, Detergents, and Cleaning	1,030,608	0.3%	1,355,600	0.4%
Street Construction	9,510,638	2.5%	10,861,658	3.2%
Telephone and Telegraph Apparatus	7,000,000	1.9%	14,388,525	4.3%
Telephone Communications	18,458,500	4.9%	—	—
Water Transportation	12,718,503	3.4%	13,353,503	4.0%
Total	$376,838,471	100.0%	$335,269,492	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$29,843,544	7.9%	$39,500,000	11.8%
Botswana	4,740,000	1.3%	4,740,000	1.4%
Brazil	21,673,126	5.8%	18,566,060	5.5%
Cabo Verde	16,087,330	4.3%	15,807,931	4.7%
Cameroon	15,986,369	4.2%	—	—
Cayman Islands	-	0.0%	10,000,000	3.0%
Chile	1,326,687	0.4%	1,326,687	0.4%
China	10,000,000	2.7%	10,000,000	3.0%
Colombia	5,415,309	1.4%	3,157,735	0.9%
Croatia	8,084,267	2.2%	—	—
Ecuador	736,748	0.2%	3,690,079	1.1%
Ghana	52,027,237	13.8%	34,027,237	10.1%
Guatemala	881,800	0.2%	881,800	0.3%
Hong Kong	37,000,000	9.8%	41,346,389	12.3%
Indonesia	11,869,525	3.2%	14,193,994	4.2%
Jersey	18,458,500	4.9%	—	—
Kenya	12,709,765	3.4%	12,464,320	3.7%
Malaysia	15,000,000	4.0%	15,000,000	4.5%
Mauritius	7,000,000	1.9%	3,500,000	1.0%
Mexico	19,875,162	5.3%	11,315,000	3.4%
Morocco	7,349,626	2.0%	7,349,626	2.2%
Namibia	15,741,450	4.2%	15,411,497	4.6%
New Zealand	6,840,000	1.8%	6,840,000	2.0%
Nigeria	29,422,508	7.8%	19,106,003	5.7%
Peru	4,960,000	1.3%	21,505,994	6.4%
South Africa	726,729	0.2%	1,960,874	0.6%
United Arab Emirates	888,192	0.2%	1,080,000	0.3%
United Kingdom	11,087,577	2.9%	20,796,451	6.2%
Zambia	1,030,608	0.3%	1,355,600	0.4%
Uganda	4,300,000	1.1%	—	—
Uruguay	—	0.0%	346,215	0.1%
N/A	5,776,412	1.5%	—	—
Total	$376,838,471	100.0%	$335,269,492	100.0%

(1)

All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of June 30, 2018:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$94,763,597	$—	$—	$94,763,597
Senior secured term loan participations	139,767,186	—	—	139,767,186
Senior secured trade finance participations	107,031,276	—	—	107,031,276
Short term investments	35,276,412	—	—	35,276,412
Total	$376,838,471	$—	$—	$376,838,471

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2017:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$78,573,493	$—	$—	$78,573,493
Senior secured term loan participations	119,165,378			119,165,378
Senior secured trade finance participations	105,030,621	—	—	105,030,621
Short term investments	32,500,000			32,500,000
Total	$335,269,492	$—	$—	$335,269,492

The following is a reconciliation of activity for the six months ended June 30, 2018, of investments classified as Level 3:

	Fair Value at December 31, 2017	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized (depreciation) / Foreign exchange gain	Fair Value at June 30, 2018
Senior secured term loans	$78,573,493	$33,499,657	$(18,592,391)	$1,282,838	$—	$94,763,597
Senior secured term loan participations	119,165,378	22,907,628	(3,316,223)	1,002,127	8,276	139,767,186
Senior secured trade finance participations	105,030,621	76,124,685	(70,468,823)	—	(3,655,207)	107,031,276
Short term investments	32,500,000	22,000,000	(19,000,000)	—	(223,588)	35,276,412
Total	$335,269,492	$154,531,970	$(111,377,437)	$2,284,965	$(3,870,519)	$376,838,471

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2018:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)(3)	$84,102,725	Income approach (DCF)	Market yield	9.0% - 17.5% (10.6%)
Senior secured trade finance participations (2)	$22,928,551	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$94,763,597	Income approach (DCF)	Market yield	11.3% - 14.5% (12.5%)
Senior secured term loan participations	$139,767,186	Income approach (DCF)	Market yield	11.0% - 20.0% (13.5%)
Short term investments	$5,776,412	Income approach (DCF)	Market yield	8.75%
Short term investments	$29,500,000	Cost Approach	Recent transactions	N/A
(1)

Given the short duration (less than one year) and nature of trade finance positions, in periods prior to the quarter ended December 31, 2017, the Company used the cost approach to determine the fair value of its trade finance positions. Starting December 31, 2017, the Company determined that using the income approach is more appropriate for most of its trade finance positions.  This change in valuation approach did not have any effect on the fair value determined for the Company’s trade finance positions.

(2)	Collateral based approach used for the following watch list investments: CAGSA, Sancor and Mac Z. See Note 3 “Watch List Investments” for further information.
(3)	The Company used a combination of the collateral based approach and the income approach for FRIAR. See Note 3 “Watch List Investments” for further information.

As of December 31, 2017, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2017:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$90,030,621	Income approach (DCF)	Market yield	9.0% - 17.5% (10.6%)
Senior secured trade finance participations (2)	$15,000,000	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$78,573,493	Income approach (DCF)	Market yield	11.3% - 14.5% (12.5%)
Senior secured term loan participations	$119,165,378	Income approach (DCF)	Market yield	11.0% - 20.0% (13.5%)
Short term investments	$6,000,000	Collateral based approach	Value of collateral	N/A
Short term investments	$26,500,000	Cost Approach	Recent transactions	N/A

(1)

Given the short duration (less than one year) and nature of trade finance positions, in periods prior to the quarter ended December 31, 2017, the Company used the cost approach to determine the fair value of its trade finance positions. As of December 31, 2017, the Company determined that using the income approach is more appropriate for most of its trade finance positions.  This change in valuation approach did not have any effect on the fair value determined for the Company’s trade finance positions.

(2)	Collateral based approach used for FRIAR, Algodonera and the IIG TOF receivable. See Note 3 “Watch List Investments” for further information.

The significant unobservable Level 3 inputs used in the fair value measurement of the Company’s investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

For additional information concerning of the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 3.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and six months ended June 30, 2018 and 2017.

Transactions

As discussed in Note 2, for the three months ended June 30, 2018 and 2017, the Sponsor assumed responsibility for $0 and $1,633,933, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.  For the six months ended June 30, 2018 and 2017, the Sponsor assumed responsibility for $0 and $2,958,762, respectively, of the Company’s operating expenses, management fees and incentive fees.

For the three months ended June 30, 2018 and 2017, the Advisor earned $1,991,828, and $1,542,544, respectively, in management fees and $1,699,753 and $868,510, respectively, in incentive fees. For the six months ended June 30, 2018 and 2017, the Advisor earned $4,001,428 and $3,063,518, respectively, in management fees and $3,103,259 and $1,828,858, respectively, in incentive fees.

Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, management fees and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,240,200 of expenses, which have been accrued by the Sponsor as of December 31, 2017. Such expenses, in an aggregate amount of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2. The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018 and has recorded expenses of $387,000. The $387,000 due to the Sponsor as of June 30, 2018 is included in Other payables.

As of June 30, 2018 and December 31, 2017, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,240,231 and $3,997,314, respectively, were due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended June 30, 2018 and 2017, the Company paid $0 and $10,413, respectively, in dealer manager fees and $0 and $38,668, respectively, in selling commissions to the Company’s dealer manager for the Company’s offerings, SC Distributors, LLC. For the six months ended June 30, 2018 and 2017, the Company paid $6,252 and $636,088, respectively, in dealer manager fees and $19,270 and $2,465,110, respectively, in selling commissions to SC Distributors, LLC. These fees and commissions were paid in connection with the sale of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations

Note 6. Organization and Offering Costs

As of June 30, 2018, the Sponsor has paid approximately $17,412,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $72,000 and $2,458,000 of offering costs, which were incurred by the Sponsor during the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company paid $54,616 and $2,468,849, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through June 30, 2018, the Company has reimbursed the Sponsor a total of $17,211,117 of offering and organization costs and there is a remaining balance of approximately $436,100 of offering costs that have not yet been reimbursed to the Sponsor.

Note 7. Notes Payable

The Company notes payable consist of the following:

	June 30, 2018	December 31, 2017
	Outstanding Balance	Outstanding Balance
Promissory notes	$310,000	$410,000
Symbiotics facility	22,750,000	22,750,000
Christian Super promissory note	5,000,000	5,000,000
Total notes payable	$28,060,000	$28,160,000

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

The Notes have an interest rate of 3.0% per annum plus the one year London Interbank Offered Rate (“LIBOR”) (1.59%) and are payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate is determined on each issuance date and adjusted on each anniversary of the issuance date and shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

On February 17, 2017, TGIFC issued $0.225 million in the second series of the Notes pursuant to such private offering. The notes issued on February 17, 2017 comprised the second series of the Notes and bear interest at a rate of 3.0% per annum plus one year LIBOR (1.74%) as determined on their issuance date. As of June 30, 2018, the Company raised $1.86 million in the offering of the Notes and $310,000 of such debt was outstanding after repayment of $1.55 million during 2017 and the first quarter of 2018. The Company does not expect to raise any additional funds pursuant to the Notes offering.

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

In October 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments. TGIFC’s obligations under the Notes are secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and Noteholders, dated as of October 14, 2016 granting the holders of Notes a mortgage over 1.86 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Notes. The Notes and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of June 30, 2018, the Company is in full compliance with all such representations, warranties and covenants.

Symbiotics Facility

On July 3, 2017, TGIFC entered into a $10.5 million Facility Agreement (the “Facility Agreement”) with Micro, Small & Medium Enterprises Bonds S.A. (“MSMEB”) as Lender and Symbiotics SA as Servicer.  On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $12.25 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer. TGIFC may request an additional $17.5 million under the second Facility Agreement, subject to the conditions precedent set forth in the Facility Agreement, including availability of funding.

The Facility Agreement has an interest rate of 4.65% per annum plus the three month LIBOR (2.35% as of June 30, 2018) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

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

TGIFC’s obligation under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of June 30, 2018, the Company is in full compliance with all such representations, warranties and covenants.

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

The CS Note has an interest rate of 4.0% per annum plus one-year LIBOR (1.73%) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note.

The entire principal balance under the CS Note (and any unpaid interest) is due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

   TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 5 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of June 30, 2018, the Company is in full compliance with all such representations, warranties and covenants.

For the three months ended June 30, 2018 and 2017, the Company recognized $486,092 and $21,349, respectively, in interest expense. For the six months ended June 30, 2018 and 2017, the Company recognized $934,712 and $41,091, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2018	$310,000
2019	-
2020	22,750,000
2021	5,000,000
Thereafter	-
$28,060,000

Note 8. Unit Capital

As of June 30, 2018, the Company has six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of June 30, 2018, the Company recorded a liability in the aggregate amount of $1,511,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability is calculated based on a net asset value per Class C, Class I and Class W units of $8.421 with a distribution fee of 0.8% for Class C units, an ongoing dealer manager fee of 0.5% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the six months ended June 30, 2018:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	June 30,
	2017	the Period	the Period	2018
Class A units	18,240,073	308,375	(384,812)	18,163,636
Class C units	8,411,343	156,936	(236,046)	8,332,233
Class I units	10,442,009	300,545	(278,872)	10,463,682
Class W units	-	24,555	-	24,555
Class Y units	1,089,678	44,098	(2,368)	1,131,408
Class Z units	-	5,965,037	-	5,965,037
Total	38,183,103	6,799,546	(902,098)	44,080,551

          The total of 6,799,546 units issued during the six months ended June 30, 2018 included 593,487 units issued under the DRP at a value of $5,136,378.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the then current offering price less the sales fees associated with that class of units. On March 3, 2017, the board of managers authorized an amendment to the unit repurchase program and commencing with redemption requests processed at the end of the second quarter of 2017, units were redeemed at a price equal to the greater of $9.025 or the estimated net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC. On March 7, 2018, the board authorized a further amendment to the Company’s unit repurchase program and commencing with repurchase requests processed on the last day of the first quarter of 2018, units are redeemed at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of redemption. Redemptions for the first quarter of 2018 have been redeemed at a price equal to $8.507 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of December 31, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second quarter of 2018 were redeemed at a price equal to $8.421 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of March 31, 2018. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of the Company’s unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units that can be repurchased with the proceeds the Company receives from the sale of units under the Company’s DRP. At the sole discretion of the Company’s board of managers, the Company may also use cash on hand, cash available from borrowings and cash from the repayment or liquidation of investments as of the end of the applicable quarter to repurchase units.

During the six months ended June 30, 2018, the Company received 171 repurchase requests for a total of 902,098 units at a repurchase price per unit of $8.507 and $8.421, respectively, for the first and second quarters of 2018. As of June 30, 2018, 87 of these repurchase requests were pending processing and were completed by the Company on July 10, 2018.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the six months ended June 30, 2018:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2018	January 16, 2018	$0.00197808	$1,352,250	$988,859	$2,341,109
February 28, 2018	February 14, 2018	$0.00197808	1,543,566	895,266	2,438,832
March 31, 2018	March 25, 2018	$0.00168675	1,505,460	818,399	2,323,859
April 30, 2018	April 10, 2018	$0.00168675	1,433,471	800,072	2,233,543
May 31, 2018	May 8, 2018	$0.00168675	1,489,550	827,922	2,317,472
June 30, 2018	June 12, 2018	$0.00168675	1,442,025	805,860	2,247,885
Total for 2018			$8,766,322	$5,136,378	$13,902,700

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,	June 30,
	2018	2017
Per unit data (1):
Net asset value at beginning of period	$8.42	$8.56
Net investment income	$0.29	$0.30
Net change in unrealized depreciation on investments	$(0.09)	$-
Net increase in net assets resulting from operations	$0.20	$0.30
Distributions	$(0.32)	$(0.36)
Net change in accrued distribution and other fees	$0.02	$(0.06)
Net decrease in net assets	$(0.11)	$(0.11)
Net asset value at end of period (2)	$8.31	$8.44
Total return based on net asset value (3)	2.34%	3.53%
Net assets at end of period	$366,614,079	$306,966,292
Units Outstanding at end of period	44,080,551	36,336,584
Ratio/Supplemental data (annualized) (3)(4):
Ratio of net investment income to average net assets	7.04%	7.18%
Ratio of net operating expenses to average net assets	5.61%	2.40%
1	The per unit data was derived by using the weighted average units outstanding during the six months ended June 30, 2018 and 2017 which were 43,319,085 and 33,767,809, respectively.
2

For financial statement reporting purposes under GAAP, as of June 30, 2018, the Company recorded a liability in the amount of $1,511,000 for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the six months ended June 30, 2018 and 2017, prior to the effect of the Responsibility Agreement were as follows; total return: 2.07% and 2.51%, ratio of net investment income; 7.26% and 5.10%, and ratio of operating expenses to average net assets: 5.39% and 4.48%.

4	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2018, except as discussed below.

Distributions

On July 10, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units). On August 1, 2018, $1,425,292 of these distributions were paid in cash and on July 31, 2018, $826,006 were reinvested in units for those unitholders participating in the DRP.

On August 8, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from August 1 through August 31, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units). On September 4, 2018, $1,431,867 of these distributions were paid in cash and on August 31, 2018, $825,588 were reinvested in units for those unitholders participating in the DRP.

On September 11, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from September 1 through September 30, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units). On October 1, 2018, $1,388,840 of these distributions were paid in cash and on September 30, 2018, $800,025 were reinvested in units for those unitholders participating in the DRP.

On October 18, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units). On November 1, 2018, $1,424,542 of these distributions were paid in cash and on October 31, 2018, $820,705 were reinvested in units for those unitholders participating in the DRP.

 Investments

Subsequent to June 30, 2018 through October 31, 2018, the Company funded approximately $28.7 million in new investments and received proceeds from repayment of investments of approximately $42.8 million.

Termination of the Sub-Advisory Agreement with GMG Investment Advisors, LLC

Effective July 20, 2018, TriLinc Advisors International, Ltd. (“TriLinc Advisors”), a subsidiary of the Advisor, has terminated the Sub-Advisory Agreement (the “Sub-Advisory Agreement”) between TriLinc Advisors and one of the Company’s sub-advisors, GMG Investment Advisors, LLC (“GMG”). The Sub-Advisory Agreement was terminated as a result of GMG’s unwinding of its business operations.

TriLinc Advisors entered into the Sub-Advisory Agreement with GMG as of December 19, 2012, specifically for assistance with the origination and co-structuring of Latin America term loan transactions for the TriLinc Global – Latin America, Ltd. Special Purpose Vehicle (“TGIF – Latin America SPV”), a subsidiary of TriLinc Global Impact Fund, LLC. Since inception of the Sub-Advisory Agreement, GMG sub-advised transactions for three borrowers, including a diaper manufacturer in Peru, a sugar producer in Brazil, and a food processor in Peru, for a total of $11.2 million of invested capital.

As of the June 30, 2018, there was $7.8 million outstanding in the TGIF – Latin America SPV across two borrower companies. TriLinc Advisors currently intends to continue to manage these two loan positions directly but may pursue suitable alternative options for third-party loan management and monitoring in the future.

Watch List Investments

Please see Note 3 for a description of events subsequent to June 30, 2018 affecting certain of our watch list investments.

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

Upon termination of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, units issued pursuant to the Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Distributions declared for the month of June 2018 were reinvested at a price equal to $8.421 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of March 31, 2018, the most recently disclosed net asset value per unit at the time of reinvestment. We will offer units pursuant to the Distribution Reinvestment Plan until we sell all of $75 million worth of units, although our board may determine to terminate the offering prior thereto.  The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

For the six months ended June 30, 2018, we issued 593,487 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $5,136,378. In addition, for the six months ended June 30, 2018, we issued 6,206,059 of our units for gross proceeds of approximately $52,827,000 pursuant to a private placement. As of June 30, 2018, we had issued 47,121,156 of our units, including 3,042,782 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $442,706,000 including approximately $27,237,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,786,000 and selling commissions of $16,924,000, for net proceeds of $420,996,000).

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the eleven sub-advisors that we have contracted to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $5-20 million per transaction for direct SME loans and $500,000 to $15 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of June 30, 2018, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

Since our inception through, our Sponsor has assumed the majority of our operating expenses under the terms of the Responsibility Agreement. As of June 30, 2018, the Sponsor has agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which, $16.3 million have not been reimbursed to the Sponsor.

Portfolio and Investment Activity

During the six months ended June 30, 2018, we invested approximately $154,532,000 across 19 separate portfolio companies, including 6 new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, and short term notes. Additionally, we received proceeds from repayments of investment principal of approximately $111,368,000.

At June 30, 2018 and December 31, 2017, the Company’s investment portfolio included 45 and 43 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of June 30, 2018		As of December 31, 2017
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$94,763,597	25.1%	$78,573,493	23.5%
Senior secured term loan participations	139,767,186	37.1%	119,165,378	35.5%
Senior secured trade finance participations	107,031,276	28.4%	105,030,621	31.3%
Short term investments *	35,276,412	9.4%	32,500,000	9.7%
Total investments	$376,838,471	100.0%	$335,269,492	100.0%

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

As of June 30, 2018, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 12.2%, 13.4%, 12.6%, and 12.3%, respectively, for a weighted average yield on investments of approximately 12.8% on our total portfolio.

As of December 31, 2017, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.6%, 13.5%, 12.5%, and 8.4%, respectively, for a weighted average yield on investments of approximately 11.9% on our total portfolio.

As of June 30, 2018, we had the following investments:

Description	Sector	Industry Classification (1)	Country	Interest	Maturity (2)		Principal Amount	Fair Value
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	13.50%	10/21/2022		$14,821,830	$14,821,830
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	China	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		5,415,309	5,415,309
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/27/2020		15,000,000	15,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2020		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021		19,875,162	19,875,162
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021		6,840,000	6,840,000
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	12.04%	8/18/2021		4,740,000	4,740,000
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020		2,851,296	2,851,296
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/3.50% PIK	8/21/2021		16,087,330	16,087,330
Mall Operator	Department Stores	Infrastructure Development	Croatia	5.50% Cash/7.50% PIK	1/23/2021		7,751,475	8,084,267
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021		15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	11.66%	8/31/2021		18,527,237	18,527,237
Infrastructure and Logistics Provider	Street Construction	Infrastructure Development	Indonesia	20.00%	11/22/2019		9,546,000	9,510,638
Vessel Operator	Metals & Mining	Responsible Metals Production	Indonesia	11.00%	6/8/2020		2,358,887	2,358,887
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023		19,000,000	18,458,500
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	9.57% Cash/4.00% PIK	3/31/2023		12,709,765	12,709,765
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021		15,843,235	15,741,450
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	17.16%	9/16/2020		12,762,670	12,718,503
Diaper Manufacturer	Consumer Products	Responsible Consumer Goods Production	Peru	12.00% - 13.34%	7/28/2021		4,960,000	4,960,000
Grain Processor	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	12.00%	12/31/2020		4,300,000	4,300,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.00%	11/16/2019		1,030,608	1,030,608
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(3)	12,500,000	10,432,518
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2018	(3)	6,000,000	5,146,407
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(3)	9,000,000	8,425,571
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	2/22/2018	(3)	6,000,000	5,839,047
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	16.42% - 17.50%	10/13/2018 - 12/31/2018		15,986,369	15,986,369
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(3)	1,326,687	1,326,687
Shrimp Exporter	Fresh or Frozen Packaged Fish	Sustainable Aquaculture & Processing	Ecuador	9.25%	7/24/2018	(4)	617,206	617,206
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	8/18/2018		119,542	119,542
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(3)	881,800	881,800
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	10.00%	6/19/2018 - 7/05/2018	(4)	7,000,000	7,000,000
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	9.50%	7/5/2018 - 8/18/2018	(4)	15,000,000	15,000,000
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	12.50%	11/8/2018 - 11/30/2018		7,000,000	7,000,000

Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(3)	7,349,626	7,349,626
Cocoa Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/7/2018 - 10/20/2018		4,398,943	4,398,943
Cocoa Distribution	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	14.50% - 17.50%	9/19/2018 - 12/28/2018		3,951,494	3,951,494
Cocoa Producer	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	14.50% - 17.50%	9/19/2018 - 12/28/2018		4,676,776	4,676,776
Cocoa Trader	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	14.50% - 17.50%	9/27/2018 - 12/27/2018		3,676,792	3,676,792
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(3)	785,806	726,729
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(4)	888,192	888,192
Metals Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	United Kingdom	11.55% - 11.56%	8/29/2018 - 11/21/2018		3,587,577	3,587,577
N/A	N/A	Financial Services	N/A	8.75%	N/A	(3)	6,000,000	5,776,412
Fruit Juice Processor	Food Products	Short Term Notes	Brazil	10.50%	12/26/2018		4,000,000	4,000,000
Energy Commodity Trading	Petroleum and Petroleum Products	Short Term Notes	United Kingdom	8.88%	11/6/2018		7,500,000	7,500,000
Funds held in escrow	Financial services	Other	Ghana	15.34%	N/A		18,000,000	18,000,000
Total Investments								$376,838,471

1    In the periods prior to December 31, 2017, the Company has used Standard Industrial Classification (SIC) codes for purposes of presentation of its investments in publicly filed and other offering documents. There are several industry classification systems widely used by the investment industry and there is no specific industry classification system the Company is required to use either internally or in its public materials. The Company believes that the traditional industrial classification systems, including SIC codes, do not accurately reflect the sustainable nature of certain of the Company’s investments and, in some cases, may be misleading. Therefore, starting with the quarter ending December 31, 2017, the Company has determined to use a Company created industry classification system for presentation of its investments, which the Company believes will be more appropriate in light of the sustainable nature of the Company’s investments.

2  Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[3]	See Watch List Investments section below for further information.
[4]	Refer to the Consolidated Schedule of Investments for further information about the status of this investment,

As of June 30, 2018, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Fair value	Percentage of Total
Access to Healthcare and Pharmaceuticals	$888,192	0.2%
Access to Technology	40,280,330	10.7%
Inclusive Finance	10,155,309	2.7%
Infrastructure Development	49,423,685	13.1%
Recycling	27,224,788	7.2%
Responsible Consumer Goods Production	5,990,608	1.6%
Responsible Fuel Storage	15,500,000	4.1%
Responsible Industrial Goods Distribution	15,000,000	4.0%
Responsible Logistics Management	25,428,268	6.7%
Responsible Metals Distribution	28,587,577	7.6%
Responsible Metals Production	2,358,887	0.6%
Responsible Natural Resources Distribution	15,000,000	4.0%
Responsible Power Generation	18,527,237	4.9%
Short Term Notes	11,500,000	3.1%
Sustainable Agriculture & Agroprocessing	80,250,434	21.3%
Sustainable Aquaculture & Processing	736,748	0.2%
Sustainable Dairy Production	5,146,407	1.4%
Sustainable Forestry	6,840,000	1.8%
Other	18,000,000	4.8%
Total	$376,838,471	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

As of June 30, 2018, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List.   For all Watch List investments, the Company evaluates: (i) liquidation value of collateral, (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower).

Corporacion Prodesa S.R.L.

As of June 30, 2018, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”), a diaper manufacturer in Peru, is comprised of two senior secured term loans with an aggregate balance of $3,210,000, and a senior secured trade finance revolving credit facility for $1,750,000. The total accrued interest balance as of June 30, 2018 amounts to $673,402, including $466,103 of deferred interest payable at maturity. The trade finance facility is secured by specific purchase orders from customers of Prodesa and both term loans and the revolving trade finance facility are cross-defaulted and cross-collateralized with Prodesa fixed assets including real estate, machinery and equipment, warrants, and all shares of Prodesa.

Prodesa was originally placed on the Watch List in 2014, and as reported in previous filings, since 2014, Prodesa has undergone changes in ownership and financial status, through which the Company restructured the original facilities, improving the Company’s collateral, information rights, covenants and additional financial controls over Prodesa. On January 31, 2017, after significantly improved financial performance by Prodesa, the Company entered into a series of loan amendments with them. As part of the amendments, the maturity date of the loan facilities was extended to July 28, 2021.

The Company has estimated the fair value of the Prodesa loans as of June 30, 2018 at $4,960,000 based on the income approach, which accounts for contractual interest and principal payments and discounts them to present value using the combined facilities’ weighted average yield to maturity.

Usivale Industria E Comercio, Ltda

       As of June 30, 2018, the Company’s investment in Usivale Industria E Comercio, Ltda (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $194,929.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. The Company and Usivale have agreed to an extension of the 2017 principal payment (spread evenly across the final three years of the loan, such that remaining principal payments are comprised of approximately 20% / 20% / 60% amortization, respectively, over the next 3 years). The extension was agreed to in exchange for a flat 0.5% extension fee on the outstanding balance and an increase in pledged contracts. The 2017 annual interest payment has been received in full.

As of June 30, 2018, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the Usivale loans at $2,851,296, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices. As of June 30, 2018, accrued interest amounted to $194,929.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of June 30, 2018, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to extension for its Participation. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $34,761 and $69,140, respectively for the three and six months ended June 30, 2018. As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of its investment in Cape Nut to be $726,729 as of June 30, 2018 based on the income approach, discounted to present value using the loan’s yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund NSPV, a subsidiary of a fund advised by the Company’s sub-advisor, The International Investment Group L.L.C. (“IIG”), with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of June 30, 2018. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  The Company’s existing Participation in this trade finance facility is near the final stages of being restructured to a Participation in a term loan with Profasa as the borrower and the following terms: 3 year senior secured term loan, secured by share pledge, 12% deferred interest compounded quarterly and payable at maturity, and monthly principal amortization based upon available cash flows.

Assuming the trade finance facility restructuring is finalized as described above, the Company has determined that its Participation should be valued using the income approach, in accordance with its valuation policy, and has determined that the fair value of this investment should be $881,800 as of June 30, 2018 based upon modeled principal and interest payments, discounted to present value using expected yield to maturity. In addition, until such time that Profasa fully completes its restructuring and ramps up operations, an additional adjustment for the uncertainty related to the completion of the restructuring has been applied. The Company has placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $27,529 and $54,756, respectively.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased 9 Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of June 30, 2018, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and is taking steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 during the first week of April 2018. Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion has filed a claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in loss.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $204,360 and $406,475, respectively. The Company believes, that as of June 30, 2018, the most appropriate valuation method is the collateral based approach and the Company has determined that the fair value of this investment should be $7,349,626, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines. In the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018 and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Prior Reports”), the Company reported that its “Watch List Investments” included a Participation in a trade finance facility where Vincentin – Nacadie S.A. was the borrower.  The Company reported that the outstanding principal balance on its Participation was $12,000,000.  During the preparation of this Quarterly Report on Form 10-Q, the Company determined that the documents that had been provided to the Company by its sub-advisor, IIG, regarding the Participation indicated that the Company’s Participation was in fact two Participations, each with a principal balance of $6,000,000, in separate facilities originated by IIG.  In one, the borrower is Algodonera and in the other the borrower is Nacadie Commercial S.A. (“Nacadie”).  However, participation certificates issued to the Company by IIG for these Participations identified the borrowers as Vicentin/Algodonera and Vicentin/Nacadie, respectively.   Vicentin is not the borrower, but rather agreed to guarantee the payments due under both of the trade finance facilities. The following paragraphs provide updated information concerning the Company’s Participation in the Algodonera trade finance facility.  See below under “—IIG Trade Opportunities Fund B.V. Receivable” for updated information regarding the Company’s Participation in the Nacadie trade finance facility.

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of June 30, 2018, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $502,500. In June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation.  Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin have appealed to the court of appeals.  The court of appeals will decide on the commercial court’s rejection of the suspension and whether to affirm or reverse the commercial court’s final ruling in favor of IIG.

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to two other companies (specifically, Nacadie and FRIAR (defined below)).  The Company also learned on July 31, 2018 that the court proceedings involving IIG, Algodonera and Vicentin also include a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to Nacadie and FRIAR under the subrogation agreement.

As a short-term trade finance facility, Algodonera was valued utilizing the cost approach through the quarter ended September 30, 2017. However, based on the fact that any future payments made by Algodonera with respect to this Participation will turn on the ultimate outcome of the above-mentioned legal proceedings and that future projected cash flows would therefore no longer be applicable, the Company decided it would be more appropriate to utilize the collateral based approach to value this position beginning with the December 31, 2017 year-end financial statements. The Company further modified its valuation methodology to the income approach as of June 30, 2018, given that the commercial court has already issued a final ruling and based on the recent developments with respect to the court proceedings described above.

Given the new information learned by the Company about this investment as well as the investments described under the captions, “—IIG Trade Opportunities Fund B.V Receivable” and “—Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay”, during the preparation of this Quarterly Report on Form 10-Q, with the authorization of the board of managers, the Company engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of these investments. For the quarter ended June 30, 2018, the Company asked the independent valuation firm to perform the limited procedures on these three investments, comprising approximately 5.3% of the total investments at fair value as of June 30, 2018, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of the Company’s investments described under the captions “—Algodonera Avellaneda S.A.”, “—IIG Trade Opportunities Fund B.V Receivable”, and “—Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay”, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith.

As described above, a payment guarantee has been secured from Zurich Insurance Group through the commercial court, the value of which is sufficient to pay off all outstanding principal and accrued interest. Although IIG has expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, Vicentin and Algodonera. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $5,839,047 as of June 30, 2018.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor to the payments to be made by Nacadie under the facility. Nacadie is a Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received one interest payment under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  As of the date of this filing, IIG has informed the Company that although it has reviewed its books and records, it cannot locate all of the original documents requested by the Company. In connection with its review of this investment and in connection with the preparation of this Quarterly Report on Form 10-Q, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Quarterly Report on Form 10-Q. As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. As of June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.

Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not yet received a written agreement from IIG to this effect.  Given IIG’s acknowledgement of its error and its contractual obligations to the Company as a sub-advisor and fiduciary to the Company, the Company believes that it is likely that IIG will repay the Company in full.  The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company. Taking all of the factors described above consideration, the Company determined the fair value of the principal amount of this investment to be $5,776,412 as of June 30, 2018. The Company has placed this receivable on non-accrual status, effective July 1, 2018.

Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of June 30, 2018, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG is also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. IIG has confirmed to the Company that FRIAR continues to operate and is a going concern.

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to FRIAR and Nacadie (see above).  As described above, the Company also learned on July 31, 2018 that IIG and Algodonera are in a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to FRIAR and Nacadie under the subrogation agreement.  Additionally, on July 31, 2018, the Company learned new information with regard to a put option that could potentially allow FRIAR to settle its outstanding debt to IIG with shares of FRIAR.  In addition to settling FRIAR’s debt to IIG, the put option could potentially permit FRIAR to subrogate Algodonera’s and Nacadie’s debt to IIG. As with the subrogation agreement discussed above, the Company has learned that IIG is disputing the enforceability of the put option in court. The criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. FRIAR appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  FRIAR’s appeal of the commercial court’s rejection of the suspension will be determined by the court of appeals.

As a short-term trade finance facility, FRIAR was valued at cost through the quarter ended September 30, 2017. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, as of the December 31, 2017 year-end financial statements the Company believed the most appropriate valuation method to be the collateral based approach. As of June 30, 2018, the Company believes that the most appropriate valuation method is a combination of the collateral based approach and the income approach. The Company is continuing to utilize the collateral based approach due to IIG’s continued reliance on the court proceedings to secure repayment, but determined to also utilize the income approach based on the recent favorable developments with respect to the court proceedings described above, which the Company believes makes it more likely that the court proceedings will be resolved in IIG’s favor.

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG has expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, FRIAR, Vicentin and Algodonera. The Company determined that the most appropriate method to calculate the fair value of this investment as of June 30, 2018 is to take the average of the value resulting from the Company’s analysis and the midpoint of the independent valuation firm’s estimate of the range of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $8,425,571 as of June 30, 2018.

The Company placed the Participation on non-accrual status effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $261,625 and $520,375, respectively.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the Participation from IIG in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal and interest obligations on June 30, 2018. On that date, the Company was owed principal of $12,500,000 and accrued interest of $131,942.

IIG has stated that it has been in active discussions with other CAGSA lenders and has sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG will be included in the creditors committee to determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations as well as the financial impact of a potential restructuring, the Company has decided that as of June 30, 2018, the collateral based approach is a more appropriate valuation method. Therefore, based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and has estimated the fair value of the principal portion of its investment to be $10,432,518 as of June 30, 2018 based on the collateral approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring.

Sancor Cooperativas Unidas

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of June 30, 2018, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through June 30, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2018, with an annual renewal option.  Ultimately, it is believed that Sancor will be sold and that all principal and interest due the Company will be paid upon this sale.  Due to the uncertainty associated with the timing and final terms of such sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined that the fair value of this investment should be $5,146,407 based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing of a potential sale.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.    As of June 30, 2018, the outstanding principal balance on this Participation was $1,326,688. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and is developing a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, is currently working with Functional on restructuring the facility, which it believes will be completed in the near term. As of June 30, 2018, the Company has estimated the fair value of its investment in Functional to be $1,326,688 based on the income approach, discounted to present value using the expected yield to maturity, assuming the facility is restructured in the manner in which IIG has informed the Company it expects to be restructured.  The expected yield to maturity increased to reflect uncertainty around the restructuring.

Results of Operations

Consolidated operating results for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$12,103,857	$6,789,264	$22,231,043	$13,379,427
Interest from cash	28,618	161,897	83,166	249,819
Total investment income	12,132,475	6,951,161	22,314,209	13,629,246
Management fees	1,991,828	1,542,544	4,001,428	3,063,518
Incentive fees	1,699,753	868,510	3,103,259	1,828,858
Professional fees	154,359	304,022	480,794	669,201
General and administrative expenses	560,059	385,677	885,231	666,232
Interest expense	486,092	21,349	934,712	41,091
Board of managers fees	54,375	54,375	108,750	108,750
Total expenses	4,946,466	3,176,477	9,514,174	6,377,650
Expense support payment to (from) Sponsor	387,000	(1,633,933)	387,000	(2,958,762)
Net expenses	5,333,466	1,542,544	9,901,174	3,418,888
Net investment income	$6,799,009	$5,408,617	$12,413,035	$10,210,358

Revenues

Three months ended June 30, 2018 and 2017

 For the three months ended June 30, 2018 and 2017, total investment income amounted to $12,132,475 and $6,951,161, respectively.  Interest income increased by $5,314,593 during the three months ended June 30, 2018 from the same period in 2017 as a result of an increase in our weighted average investment portfolio of approximately $148,660,000 combined with an increase in the weighted average yield of approximately 1.0% from a weighted average yield of 12.0% for the three months ended June 30, 2017 to approximately 13.0% for the three months ended June 30, 2018. The increase in yield was primarily due to a change in our investments portfolio mix. In addition, delays in investing the net proceeds from the Offering negatively impaired the Company’s performance during the three months ended June 30, 2017. There was approximately $68 million in uninvested cash, which earned significantly lower returns than what could have been realized by making investments in the ordinary course and, accordingly, our investment income and returns for the three months ended June 30, 2017 were reduced.

During the three months ended June 30, 2018, $8,922,520 or 73.7% of the interest income earned came from loan and trade finance participations and $3,181,583 or 26.3% came from direct loans. In addition, we earned $28,618 in interest income on our cash balances.

During the three months ended June 30, 2017, $5,451,749 or 80.3% of the interest income earned came from loan participations and $1,337,514 or 19.7% came from direct loans. In addition, we earned $161,897 in interest income on our cash balances.

Six months ended June 30, 2018 and 2017

For the six months ended June 30, 2018 and 2017, total investment income amounted to $22,314,209 and $13,629,246, respectively.  Interest income increased by $8,851,616 during the six months ended June 30, 2018 from the same period in 2017 as a result of an increase in our weighted average investment portfolio of approximately $139,003,000 combined with an increase in the weighted average yield of approximately 0.3% from a weighted average yield of 12.0% for the six months ended June 30, 2017 to approximately 12.3% for the six months ended June 30, 2018.

During the six months ended June 30, 2018, $15,837,578 or 71.2% of the interest income earned came from loan and trade finance participations and $6,393,710 or 28.8% came from direct loans. In addition, we earned $83,166 in interest income on our cash balances.

During the six months ended June 30, 2017, $11,150,793 or 83.3% of the interest income earned came from loan and trade finance participations and $2,228,634 or 16.7% came from direct loans. In addition, we earned $249,819 in interest income on our cash balances.

Expenses

Three months ended June 30, 2018 and 2017

Total operating expenses, excluding the management and incentive fees, incurred for the three months ended June 30, 2018 increased by $489,462 to $1,254,885 from $765,423 for the three months ended June 30, 2017.  The increase was primarily due to the following: 1) an increase in interest expense of $464,743, which was attributable to the addition of leverage, 2) an increase in general and administrative expenses of $174,382 which was primarily due to an increase in expenses reimbursements to our sub-advisors, and 3) offset by a decrease in professional fees of $149,663. Our Sponsor did not assume responsibility for any of our operating expenses for the three months ended June 30, 2018 while $765,423 of expenses paid or incurred by the Company were assumed by our Sponsor under the Responsibility Agreement for the three months ended June 30, 2017.

For the three months ended June 30, 2018 and 2017, the management fees amounted to $1,991,828 and $1,542,544, respectively. The incentive fees for the three months ended June 30, 2018 and 2017 amounted to $1,699,753 and $868,510, respectively.  None of the management fee for both periods ended June 30, 2018 and 2017 was assumed by our Sponsor under the Responsibility Agreement. In addition, for the three months ended June 30, 2017, the entire amounts of the incentive fees was assumed by the Sponsor under the Responsibility Agreement while none of the incentive fee for the three months ended June 30, 2018 was assumed by our Sponsor.  The increases in both the management and incentive fees were due to our increase in net assets.

Six months ended June 30, 2018 and 2017

Total operating expenses, excluding the management and incentive fees, incurred for the six months ended June 30, 2018 increased by $924,213 to $2,409,487 from $1,485,274 for the six months ended June 30, 2017.  The increase was primarily due to the following: 1) an increase in interest expense of $893,621, which was attributable to the addition of leverage, 2) an increase in general and administrative expenses of $218,999, which was primarily due to an increase in expenses reimbursements to our sub-advisors; and 3) offset by a decrease in professional fees of $188,407. Our Sponsor did not assume responsibility for any of our operating expenses for the six months ended June 30, 2018 while $1,129,104 of expenses paid or incurred by us were assumed by our Sponsor under the Responsibility Agreement for the six months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017, the management fees amounted to $4,001,428 and $3,063,518, respectively. The incentive fees for the six months ended June 30, 2018 and 2017 amounted to $3,103,259 and $1,828,858 respectively.  None of the management fee for both periods ended June 30, 2018 and 2017 was assumed by our Sponsor under the Responsibility Agreement.  In addition, for the six months ended June 30, 2017, the entire amounts of the incentive fee was assumed by the Sponsor under the Responsibility Agreement while none of the incentive fee for the six months ended June 30, 2018 was assumed by our Sponsor.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three and six months ended June 30, 2018 and 2017. We recorded unrealized losses of $3,030,543 and $3,880,046, respectively, for the three and six months ended June 30, 2018. We had no unrealized gains or losses for the three and six months ended June 30, 2017.

Changes in Net Assets from Operations. For the three months ended June 30, 2018, we recorded a net increase in net assets resulting from operations of $3,718,765, which consisted of net investment income, of $6,799,009, net change in unrealized depreciation on investments of $3,030,543 and foreign exchange loss of $49,701. For the three months ended June 30, 2017, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $5,408,617.

For the six months ended June 30, 2018, we recorded a net increase in net assets resulting from operations of $8,523,462, which consisted of net investment income, of $12,413,035, net change in unrealized depreciation on investments of $3,880,046 and foreign exchange loss of $9,527. For the six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $10,210,358.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2018, we had approximately $11 million in cash. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations until December 31, 2017, our Sponsor has absorbed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses covered under the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company Expenses.  The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been recorded as expenses of the Company for the quarter ended June 30, 2018. As of June 30, 2018, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the primary offering, which terminated on March 31, 2017, the Sponsor can demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.  Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

Our Sponsor is under no obligation to pay our operating expenses and, if our Sponsor does not absorb our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor determined not to pay for any operating expenses for the fourth quarter of 2017 and the first and second quarters of 2018. Commencing with distributions payable for the month of March 2018, our board of managers approved a decrease in our daily distribution rate from $0.00197808 to $0.00168675 per unit, per day (less the ongoing fees applicable to certain classes of units which reduce the amount of distributions paid to the applicable unitholders). If our Sponsor continues not to absorb our operating expenses in the future and we do not generate sufficient investment income to cover our operating expenses, the distributions we pay to our stockholders may need to be further reduced.

We may borrow funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. On February 17, 2017, TGIFC issued an additional $225,000 in the second series of notes under the private offering. As of June 30, 2018, we had raised $1.86 million in the note offering and $310,000 of such debt was outstanding after repayment of $1.55 million during 2017 and the first quarter of 2018. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of June 30, 2018, TGIFC has $22.75 million total outstanding under the Symbiotics Facility and may request an additional $17.5 million, subject to the conditions precedent set forth in the second Facility Agreement, including availability of funding.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of June 30, 2018, we have $28,060,000 in total debt outstanding with a debt to equity ratio of 7.6%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of June 30, 2018:

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of June 30, 2018, there is a remaining balance of approximately $436,700 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017 and may pay additional accrued operating expenses of the Company, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.3 million through June 30, 2018.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the six months ended June 30, 2018, we paid a total of $13,902,700 in distributions, comprised of $8,766,322 paid in cash and $5,136,378 reinvested under our DRP.

The following table summarizes our distributions declared for 2018 and 2017, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities
March 31, 2018	$0.17377	$4,401,276	$2,702,524	$7,103,800	$4,401,276	$—
June 30, 2018	$0.15349	$4,365,046	$2,433,854	$6,798,900	$4,365,046	—
Total for 2018		$8,766,322	$5,136,378	$13,902,700	$8,766,322	$—

March 31, 2017	$0.17377	$3,060,697	$2,505,036	$5,565,733	$3,060,697	$—
June 30, 2017	$0.17570	3,563,882	2,877,370	6,441,252	3,563,882	—
September 30, 2017	$0.17570	3,720,660	2,939,388	6,660,048	3,720,660	—
December 31, 2017	$0.17764	3,940,204	2,945,618	6,885,822	3,940,204	—
Total for 2017		$14,285,443	$11,267,412	$25,552,855	$14,285,443	$—

Related Party Transactions

For the six months ended June 30, 2018 and 2017, the Sponsor assumed responsibility for $0 and $2,958,762 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the six months ended June 30, 2018 and 2017, the Advisor earned $4,001,428 and $3,063,518, respectively in management fees and $3,103,259 and $1,828,858, respectively, in incentive fees.

Since the inception of the Company through June 30, 2018, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,240,200 of expenses, which have been accrued by the Sponsor as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018 and has recorded expenses of $387,000 which are payable to the Sponsor as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,240,231 and $3,997,314, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the six months ended June 30, 2018 and 2017, the Company paid $6,252 and $636,088, respectively, in dealer manager fees and $19,270 and $2,465,110, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. All of the selling commissions and the dealer manager fees paid during the six months ended June 30, 2018 were paid in connection with a private placement of the Company’s units. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

Distributions

On July 10, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). On August 1, 2018, $1,425,292 of these distributions were paid in cash and on July 31, 2018, $826,006 were reinvested in units for those unitholders participating in the DRP.

On August 8, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from August 1 through August 31, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). On September 4, 2018, $1,431,867 of these distributions were paid in cash and on August 31, 2018, $825,588 were reinvested in units for those unitholders participating in the DRP.

On September 11, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from September 1 through September 30, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units). On October 1, 2018, $1,388,840 of these distributions were paid in cash and on September 30, 2018, $800,025 were reinvested in units for those unitholders participating in the DRP.

On Oct0ber 18, 2018, with the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2018. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units). On November 1, 2018, $1,424,542 of these distributions were paid in cash and on October 31, 2018, $820,705 were reinvested in units for those unitholders participating in the DRP.

Investments

Subsequent to June 30, 2018 through October 31, 2018, the Company funded approximately $28.7 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $42.89 million.

Termination of the Sub-Advisory Agreement with GMG Investment Advisors, LLC

Effective July 20, 2018, TriLinc Advisors International, Ltd. (“TriLinc Advisors”), a subsidiary of the Advisor, has terminated the Sub-Advisory Agreement (the “Sub-Advisory Agreement”) between TriLinc Advisors and one of the Company’s sub-advisors, GMG Investment Advisors, LLC (“GMG”). The Sub-Advisory Agreement was terminated as a result of GMG’s unwinding of its business operations.

TriLinc Advisors entered into the Sub-Advisory Agreement with GMG as of December 19, 2012, specifically for assistance with the origination and co-structuring of Latin America term loan transactions for the TriLinc Global – Latin America, Ltd. Special Purpose Vehicle (“TGIF – Latin America SPV”), a subsidiary of TriLinc Global Impact Fund, LLC. Since inception of the Sub-Advisory Agreement, GMG sub-advised transactions for three borrowers, including a diaper manufacturer in Peru, a sugar producer in Brazil, and a food processor in Peru, for a total of $11.2 million of invested capital.

As of June 30, 2018, there was $7.8 million outstanding in the TGIF – Latin America SPV across two borrower companies. TriLinc Advisors currently intends to continue to manage these two loan positions directly but may pursue suitable alternative options for third-party loan management and monitoring in the future.

Watch List Investments

Please see “Watch List Investments” above for a description of events subsequent to June 30, 2018 affecting certain of our watch list investments.

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
•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market, income, or cost approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. Certain investments may be valued based upon a collateral approach, which uses estimated value of underlying collateral and include adjustments deemed necessary for estimates of costs to obtain control and liquidate available collateral. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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
2.

For all investments with a stated maturity of greater than 12 months, we have engaged a third-party independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm perform a review on the reasonableness of our internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification;

3.	The audit committee of our board of managers reviews and discusses the preliminary valuation prepared by the Advisor and any opinion and report rendered by the independent valuation firm; and
4.

Our board of managers discusses the valuations and determine the fair value of each investment in our portfolio in good faith based on the inputs which include but are not limited to, inputs of the Advisor, the independent valuation firm and the audit committee. Our Company and its board of managers are solely and ultimately responsible for the determination, in good faith, of the fair value of each investment.

Below is a description of factors that our board of managers may consider when valuing our investments.

Fixed income investments are typically valued utilizing a market approach, income approach, cost approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. The cost approach is a valuation technique that uses the concept of replacement cost as an indicator of value.  The premise of the cost approach holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  To clarify, the cost approach as a method for valuing an investment is to be distinguished from holding an investment at cost as of the initial investment date.  For watch list investments, the Company may use a collateral based approach (also known as a liquidation approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, we determine the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  We also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying borrower
•	Industry factors that are relevant to the investment or the underlying borrower
•	Historical and projected financial performance of the borrower based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type and value) that supports the investment
•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, the Company’s ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At June 30, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $33,592,656 or 8.9% of the fair value of the Company’s total investments. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the companies on non-accrual status as of June 30, 2018 amounted to approximately $528,276 and $1,050,747, respectively, for the three and six months ended June 30, 2018.

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

Payment-in-Kind Interest

We may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three and six months ended June 30, 2018, the Company earned and capitalized PIK interest of $1,015,742 and $1,864,364, respectively.  There was no PIK interest earned for the three and six months ended June 30, 2017.

Distribution and Ongoing Dealer Manager and Services Fees

We pay a distribution fee equal to 0.8% per annum of our current estimated value per share for each Class C unit sold in the Offering or pursuant to a private placement. The distribution fee is payable until the earlier to occur of the following: (i) a listing of the Class C units on a national securities exchange, (ii) following completion of each respective offering, total selling compensation equaling 10% of the gross proceeds of such offering, or (iii) there are no longer any Class C units outstanding. In addition, we pay an ongoing dealer manager fee for each Class I and Class W unit sold pursuant to a private placement. Such ongoing dealer manager fee is payable for five years until the earlier of: (x) the date on which such Class I units or Class W units are repurchased by us; (y) the listing of the Class I units or Class W units on a national securities exchange, our sale or the sale of all or substantially all of our assets; or (z) the fifth anniversary of the admission of the investor as a unitholder. Further, we pay an ongoing service fee for each Class W unit sold pursuant to the private placement.  Such ongoing service fee is payable for six years until the earlier of: (x) the date on which such Class W units are repurchased by us; (y) the listing of the Class W units on a national securities exchange, our sale or the sale of all or substantially all of our assets; or (z) the sixth anniversary of the admission of the investor as a unitholder. The distribution fees, ongoing dealer manager fees, and service fees are not paid at the time of purchase. Such fees are payable monthly in arrears, as they become contractually due.

In prior periods, we had been recording distribution fees as a periodic charge to equity as they are incurred.  Starting in June 2016, we determined to account for the distribution fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. We account for the ongoing dealer manager and services fees paid in connection with the sale of Class W and I units in the private placement in the same manner. At June 30, 2018, the estimated unpaid aggregate distribution fees and the unpaid dealer manager fees amounted to $1,511,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on our behalf. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by us only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of June 30, 2018 and December 31, 2017. These expense reimbursements are subject to regulatory caps and approval by our board of managers.  Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, we no longer pay the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. We will continue to incur certain organization and offering costs associated with the Distribution Reinvestment Plan and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to one of its private placements.  As of June 30, 2018, the Sponsor has incurred approximately $523,500 in organization and offering costs on our behalf related to private placements of our units.  As of June 30, 2018, we have reimbursed $86,784 of the organization and offering incurred relating to such private placements and have no obligation to reimburse the Sponsor for the remainder.

Expense Responsibility Agreement

On March 26, 2018, the Company, the Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,240,200 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such management fees and incentive fees accrued to date have been reimbursed.  The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been recorded as expenses of the Company for the quarter ended June 30, 2018. As of June 30, 2018, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Income Taxes

We believe we are properly characterized as a partnership for U.S. federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S. federal income tax at the entity level.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of June 30, 2018, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, effective June 30, 2016, the Company records liabilities (i) for ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of June 30, 2018, under GAAP, the Company recorded a liability in the aggregate amount of $1,511,000 for the estimated future amount of Class C units distribution fees, Class I units dealer manager fees, Class W units ongoing dealer manager fees and Class W units service fees payable. The Company is not required to determine its net asset value under GAAP and the Company’s determination of net asset value per unit for Class C units, Class I units and Class W units now varies from GAAP.  Prior to April 1, 2017, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than the Class C units with the difference being the result of the Company’s deduction of estimated future distribution fees with respect to Class C units. The Company determined that the prior approach is not the most appropriate for determining the net asset value per unit for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per unit for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of June 30, 2018, each of the Class A, Class C and Class I units have the same net asset value per unit of $8.351. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.178 from $8.529 as of March 31, 2017 to $8.351 as of June 30, 2018 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017 and first quarter of 2018. The Company also failed to realize sufficient investment income to cover operating expenses during the second and fourth quarters of 2017 and first quarter of 2018. In addition, during the second quarter of 2018, the Company recorded approximately $3.0 million in unrealized depreciation on its investments.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Management has adopted this guidance effective for the fiscal period beginning January 1, 2018, using the modified retrospective approach. The guidance does not apply to revenue associated with financial instruments, including loans and investments that are accounted for under other U.S. GAAP. As a result, the adoption of the new revenue recognition guidance did not have any impact on the elements of the Company’s consolidated statements of operations, most closely associated with financial instruments, including interest and fee income, and resulted in no cumulative effect adjustment to the opening balance of its net assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Our investments are currently structured with both fixed and floating interest rates. Those structured with floating rates are referenced to LIBOR and incorporate fixed interest rate floors. If rates go down, interest income will not materially decrease from current levels. To the extent that interest rates go up substantially, these investments will accrue higher amounts of income than currently being realized. Returns on investments that carry fixed rates are not subject to fluctuations in interest rates, and will not adjust should rates move up or down.

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

Although we operate in a number of foreign markets, all but one of our investments are currently denominated in U.S. Dollars. Therefore, the current portfolio does not present currency risk to U.S. unitholders. In the future, we may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures

In connection with our preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we identified certain deficiencies in the operation of our controls with respect to one of our sub-advisors. Specifically, we have designed control procedures to monitor subadvisor activities through a process of continuing and periodic due diligence procedures. During our preparation of this Quarterly Report, we determined that one of our sub-advisors had provided incomplete documentation, or documentation that was not consistent with the requirements established in our control procedures as well as the requirements of its sub-advisory agreement. We have determined that our control procedures did not operate at an appropriate level of precision to identify and reassess the risk resulting from the deficiency in information provided by our sub-advisor for the purpose of monitoring the sub-advisor’s activities and the impact on the performance and valuation of our investments.

As a result of the foregoing, in consultation with the Audit Committee of our board of managers and our independent registered public accounting firm, Moss Adams LLP, management has concluded that the control deficiency described above resulted in a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiency described above resulted from the failure of our credit Team Lead to effectively follow our written policies and procedures regarding oversight of our sub-advisors, which are designed to effectively monitor and evaluate sub-advisor performance on a consistent basis using both quantitative and qualitative measures, including measures necessary to ensure that sub-advisors provide us with complete documentation to assist in the underwriting of our Participation counterparties.  The control deficiency also resulted from the failure of our credit team personnel to effectively execute written procedures designed to ensure that we have all documentation and information necessary for accurate and complete underwriting and valuation of our investments.  Although the existence of the control deficiency described above could have resulted in a material misstatement of our annual or interim financial statements, it did not.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were not effective as of June 30, 2018, based on the material weakness identified above.

Immediately following the identification of the control deficiency described above, which deficiency was limited to our oversight of one of our sub-advisors and certain of our investments for which it is the sub-advisor, we took steps to remediate that deficiency. Specifically, we have enhanced the procedures to be followed in connection with the oversight of our sub-advisors and when we identify, evaluate, document and monitor the impact of the terms of credit agreements and related agreements.  These enhancements include the following, which are intended to ensure that our employees consistently follow the policies and procedures we have established to ensure we receive complete and accurate documentation needed for counterparty underwriting purposes and to ensure that we have information necessary for accurate and complete underwriting and valuation of our investments: (i) we enhanced our internal review procedures, such that the responsibility for reviewing and confirming that we have the complete documentation required by our written policies has been transferred from our investment team to our operations/compliance team; (ii) we implemented procedures to ensure that we receive updated financial information for our counterparties on a timely basis by providing that our internal finance team will complete an audit of the counterparty if the financial statements for the counterparty are more than 12 months old; (iii) we implemented personnel changes to address the failure by certain personnel to effectively perform required procedures; and (iv) we completed a thorough audit of our records and files to ensure that there are not any other instances of missing or incomplete documentation which could impact our underwriting or valuation of our other investments and we confirmed that this deficiency was an isolated incident.  Given the enhancements we have made, we do not think that it is likely that these isolated failures to execute our written policies will recur. Management, together with the audit committee, believes these enhancements and actions have improved our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The changes implemented in connection with the preparation of this Quarterly Report on Form 10-Q as described above were implemented following the end of the period covered by this Quarterly Report on Form 10-Q. There were no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the additional risk factor set forth below, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K.

The price for units redeemed pursuant to the Company’s unit repurchase program and issued pursuant to the DRP is the most recently disclosed estimated NAV per unit for such class of units, which may not equal the actual NAV per unit at the time of repurchase or reinvestment. The estimated NAV per unit may not be an accurate reflection of the fair market value of the Company’s assets and liabilities and likely will not represent the amount of net proceeds that would result if the Company liquidated or dissolved or the amount the Company’s unitholders would receive upon the sale of their units.

The price for units redeemed pursuant to the Company’s unit repurchase program and offered pursuant to the DRP is equal the most recently disclosed estimated NAV per unit of such class of units, which may not equal to the actual NAV per unit on the date of repurchase or reinvestment due to the lag between the timing of the most recent NAV disclosure and the redemption or reinvestment.  In addition, the estimated NAV per unit may not be an accurate reflection of the fair value of the Company’s assets and liabilities in accordance with GAAP, may not reflect the price at which the Company would be able to sell all or substantially all of its assets or the outstanding units in an arm's length transaction, may not represent the value that the Company’s unitholders could realize upon a sale of the company or upon the liquidation of its assets and settlement of its liabilities, and may not be indicative of the price at which units would trade if they were listed on a national securities exchange. Further, our board of managers may determine the fair value of our assets completely or in part based upon internal valuation assessments and not independent valuation assessments, which may be materially different. In addition, determination of fair value involves subjective judgments and estimates, which may not be accurate or complete.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, we sold an aggregate of 113,993 units of Class A, Class C, Class I, Class W, Class Y and Class Z units to accredited investors for an aggregate amount of $965,743 pursuant to a private placement. SC Distributors, LLC served as the dealer manager in connection with the private placement. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

On November 11, 2014, our board of managers amended our unit repurchase program to provide for the repurchases to be made on the last calendar day of the quarter rather than the last business day of the quarter. On March 3, 2017, the board of managers authorized an amendment to the unit repurchase program and commencing with redemption requests processed at the end of the second quarter of 2017, units were redeemed at a price equal to the greater of $9.025 or the estimated net asset per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Our March 7, 2018, the board authorized a further amendment to our unit repurchase program and commencing with repurchase requests processed on the last day of the first quarter of 2018, units are redeemed at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the second quarter of 2018 were redeemed at a price equal to $8.421 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of March 31, 2018.

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

During the three months ended June 30, 2018, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
4/01/2018 - 4/30/2018	392,497	$8.507	392,497	593,487
5/01/2018 - 5/31/2018	—	—	—	593,487
6/01/2018 - 6/30/2018	—	—	—	593,487
Total	392,497	$8.507	392,497

During the three months ended June 30, 2018, we repurchased 392,497 units for a total of $3,338,976.  In addition, as of June 30, 2018, there were 87 repurchase requests for a total of 509,601 units that were pending which were processed by the Company on July 10, 2018 at a price of $8.421 per unit.

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

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on November 9, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 9, 2018	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 9, 2018	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer