Form 10-Q
period 2018-09-30
TriLinc Global Impact Fund LLC
filed 2018-11-14
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 12, 2018, the Company had outstanding 18,034,199 Class A units, 8,323,339 Class C units, 10,534,669 Class I units, 24,555 Class W units, 1,165,675 Class Y units, and 5,965,037 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $345,094,669 and $335,328,569, respectively)	$342,235,769	$335,269,492
Cash	44,235,800	9,641,457
Interest receivable	14,693,706	9,210,430
Due from affiliates (see Note 5)	4,240,231	3,997,314
Other assets	146,306	189,103
Total assets	405,551,812	358,307,796

LIABILITIES
Due to unitholders	1,388,840	1,295,293
Management fee payable	1,993,801	1,763,018
Incentive fee payable	1,539,875	1,323,929
Notes payable	28,060,000	28,160,000
Unit repurchases payable	3,769,763	2,153,077
Accrued distribution and other fees	1,374,000	1,895,000
Other payables	1,583,455	360,742
Total liabilities	39,709,734	36,951,059
Commitments and Contingencies (see Note 5)
NET ASSETS	$365,842,078	$321,356,737

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$157,839,416	$162,087,710
Net capital paid in on Class C units	72,805,835	74,739,748
Net capital paid in on Class I units	91,809,143	92,522,021
Net capital paid in on Class W units	204,571	—
Net capital paid in on Class Y units	9,653,252	9,163,759
Net capital paid in on Class Z units	50,740,978	—
Offering costs	(17,211,117)	(17,156,501)
Net assets (equivalent to $8.355 and $8.466, respectively per unit based on total units outstanding of 43,953,995 and 38,183,103, respectively)	$365,842,078	$321,356,737
Net assets, Class A (units outstanding of 17,991,440 and 18,240,073, respectively)	$149,688,291	$153,892,048
Net assets, Class C (units outstanding of 8,298,898 and 8,411,343, respectively)	69,045,971	70,960,348
Net assets, Class I (units outstanding of 10,508,390 and 10,442,009, respectively)	87,048,256	87,830,198
Net assets, Class W (units outstanding of 24,555 and 0, respectively)	193,446	—
Net assets, Class Y (units outstanding of 1,165,675 and 1,089,678, respectively)	9,125,136	8,674,143
Net assets, Class Z (units outstanding of 5,965,037 and 0, respectively)	50,740,978	—
NET ASSETS	$365,842,078	$321,356,737

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income	$11,092,764	$9,659,965	$33,323,808	$23,039,392
Interest from cash	52,940	82,008	136,106	331,827
Total investment income	11,145,704	9,741,973	33,459,914	23,371,219
EXPENSES
Management fees	1,986,846	1,658,314	5,988,274	4,721,832
Incentive fees	1,480,249	1,447,154	4,583,508	3,276,012
Professional fees	775,584	254,790	1,256,378	923,991
General and administrative expenses	422,456	323,273	1,307,687	989,505
Interest expense	504,954	215,449	1,439,666	256,540
Board of managers fees	54,375	54,375	163,125	163,125
Total expenses	5,224,464	3,953,355	14,738,638	10,331,005
Expense support payment to (from) Sponsor	-	(872,653)	387,000	(3,831,414)
Net expenses	5,224,464	3,080,702	15,125,638	6,499,591
NET INVESTMENT INCOME	5,921,240	6,661,271	18,334,276	16,871,628
Net change in unrealized appreciation (depreciation) on investments	1,080,222	—	(2,799,824)	—
Foreign exchange loss	(650)	—	(10,177)	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,000,812	$6,661,271	$15,524,275	$16,871,628

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.13	$0.18	$0.42	$0.49
EARNINGS PER UNIT - BASIC AND DILUTED	$0.16	$0.18	$0.36	$0.49
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	44,195,314	36,665,626	43,613,730	34,744,363

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2018	2017
INCREASE FROM OPERATIONS
Net investment income	$18,334,276	$16,871,628
Foreign exchange loss	(10,177)	—
Net change in unrealized depreciation on investments	(2,799,824)	—
Net increase from operations	15,524,275	16,871,628
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(8,717,496)	(9,426,222)
Distributions to Class C unitholders	(3,989,034)	(4,235,682)
Distributions to Class I unitholders	(5,035,942)	(4,976,674)
Distributions to Class W unitholders	(9,414)	(28,456)
Distributions to Class Y unitholders	(538,130)	—
Distributions to Class Z unitholders	(2,458,216)	—
Net decrease from distributions	(20,748,232)	(18,667,034)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	3,817,799	27,716,101
Issuance of Class C units	1,976,294	13,970,490
Issuance of Class I units	3,268,329	28,009,931
Issuance of Class W units	211,000	—
Issuance of Class Y units	665,000	2,543,399
Issuance of Class Z units	50,740,978	—
Repurchase of units	(11,436,486)	(6,540,566)
Distribution and other fees	521,000	(54,000)
Offering costs	(54,616)	(2,535,840)
Net increase from capital transactions	49,709,298	63,109,515
NET INCREASE IN NET ASSETS	44,485,341	61,314,109
Net assets at beginning of period	321,356,737	250,755,915
Net assets at end of period	$365,842,078	$312,070,024

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2018	2017
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,524,275	$16,871,628
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(158,321,660)	(255,465,273)
Maturity of investments	152,193,402	148,468,117
Payment-in-kind interest	(3,170,529)	(667,792)
Net change in unrealized depreciation on investments	2,799,824	—
Foreign exchange loss	10,177	—
Accretion of discounts on investments	(467,314)	(903,875)
Increase in interest receivable	(5,493,453)	(2,763,160)
Increase in due from affiliates	(242,917)	(887,861)
Decrease (increase) in other expenses	42,797	(58,268)
Increase in due to unitholders	93,547	246,423
Increase in management and incentive fees payable	446,729	1,066,669
Increase in other payable	1,222,713	202,530
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,637,591	(93,890,862)
Cash flows from financing activities
Net proceeds from issuance of units	53,091,402	63,918,126
Distributions paid to unitholders	(13,160,235)	(10,345,239)
Payments of offering costs	(54,616)	(2,604,152)
Repurchase of units	(9,819,799)	(6,733,945)
Repayments of notes payable	(100,000)	—
Proceeds from issuance of notes payable	—	15,725,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,956,752	59,959,790
TOTAL INCREASE (DECREASE) IN CASH	34,594,343	(33,931,072)
Cash at beginning of period	9,641,457	44,790,312
Cash at end of period	$44,235,800	$10,859,240
Supplemental information
Cash paid for interest during the period	$805,201	$57,374
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$7,587,997	$8,321,794
Change in accrual of distribution and other fees	$(521,000)	$54,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2018

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/21/2022	$14,428,329	68%	$14,428,329	$14,428,329	3.9%
Brazil	Usivale Industria E Commercio Ltda. (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	2,851,296	N/A	2,851,296	2,851,296	0.8%
China	Other Investments (6)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.7%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	6,006,940	N/A	6,006,940	6,006,940	1.6%
Hong Kong	Other Investments (8)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.1%
Malaysia	Other Investments (8)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.1%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	20,603,642	N/A	20,603,642	20,603,642	5.6%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.9%
Peru	Corporacion Prodesa S.R.L. (16), (17)	Consumer Products	Diaper Manufacturer	12.00% - 13.34%	0.0%	7/28/2021	4,960,000	N/A	4,960,000	4,960,000	1.4%
Total Senior Secured Term Loan (1)									95,690,207	95,690,207	26.1%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	12.04%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/3.50% PIK	0.0%	8/21/2021	16,231,223	26%	16,231,223	16,231,223	4.4%
Croatia	Other Investments (8),(20)	Department Stores	Mall Operator	5.50% Cash/7.50% PIK	0.0%	1/23/2021	7,893,393	5%	8,193,979	8,193,979	2.2%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.2%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	12.53%	0.0%	8/31/2021	18,527,237	15%	18,527,237	18,527,237	5.1%
Ghana	Other Investments	Gas Transmission and Distribution	LNG Infrastructure Developer	15.52%	0.0%	6/13/2021	13,087,943	90%	13,087,943	13,087,943	3.6%
Indonesia	Other Investments (8)	Metals & Mining	Vessel Operator	11.00%	0.0%	6/8/2020	2,358,887	100%	2,358,887	2,358,887	0.6%
Jersey	Africell Holding Limited (8)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	16%	18,487,000	18,487,000	5.1%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.57% Cash/4.00% PIK	0.0%	3/31/2023	12,839,688	49%	12,839,688	12,839,688	3.5%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,005,188	100%	15,911,438	15,911,438	4.3%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.60%	0.8%	9/16/2020	12,762,670	100%	12,723,503	12,723,503	3.5%
Romania	Other Investments	Food Products	Bread Manufacturer	13.00%	2.5%	7/18/2021	1,940,000	26%	1,913,280	1,913,280	0.5%
Uganda	Other Investments (7)	Farm Products	Grain Processor	12.00%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (6)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	860,222	15%	860,222	860,222	0.2%
Total Senior Secured Term Loan Participations									145,674,400	145,674,400	39.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (7), (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	10,432,518	2.9%
Argentina	Sancor Cooperativas Unidas Limitada (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2018	6,000,000	17%	6,000,000	5,146,407	1.4%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	8,425,571	2.3%
Argentina	Algodonera Avellaneda S.A. (8), (17)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	5,839,047	1.6%
Cameroon	Other Investments (9), (27)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42% - 17.50%	0.0%	10/13/2018 - 12/31/2018	11,102,589	100%	11,102,589	11,102,589	3.0%
Chile	Functional Products Trading S.A. (17)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%
Ecuador	Other Investments (7), (22)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	119,542	8%	119,542	119,542	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	23%	881,800	881,800	0.2%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Hong Kong	Other Investments (9), (23)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	1/2/2019 - 2/14/2019	15,000,000	N/A	15,000,000	15,000,000	4.1%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,349,626	2.0%
Nigeria	Other Investments (9), (25)	Farm Products	Cocoa Exporter	17.50%	0.0%	9/19/2018 - 10/20/2018	2,552,529	27%	2,552,529	2,552,529	0.7%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Distribution	17.50%	0.0%	9/19/2018 - 11/2/2018	2,880,461	32%	2,880,461	2,880,461	0.8%
Nigeria	Other Investments (9), (28)	Farm Products	Cocoa Producer	14.50% - 17.50%	0.0%	10/22/2018 - 12/28/2018	2,342,872	29%	2,342,872	2,342,872	0.6%
Nigeria	Other Investments (9), (29)	Farm Products	Cocoa Trader	14.50% - 17.50%	0.0%	10/03/2018 - 12/27/2018	1,786,726	22%	1,786,726	1,786,726	0.5%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	726,729	0.2%
South Africa	Other Investments (9)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	1/7/2019 - 1/25/2019	6,298,536	62%	6,298,536	6,298,536	1.7%
United Arab Emirates	Global Pharma Intelligence Sarl (7), (17)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
United Kingdom	Other Investments (9)	Coal and Other Minerals and Ores	Metals Trader	11.55%	0.0%	11/21/2018	2,087,577	100%	2,087,577	2,087,577	0.6%
Total Senior Secured Trade Finance Participations									88,818,005	85,102,471	23.2%
Short Term Investments (1)
Brazil	Other Investments (7)	Food Products	Fruit Juice Processor	10.50%	0.0%	12/26/2018	4,000,000	12%	4,000,000	4,000,000	1.1%
Ghana	Other Investments (21)	Financial services	Funds held in escrow	15.34%	0.0%	N/A	4,912,057	90'%	4,912,057	4,912,057	1.3%
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	5,776,412	1.6%
Total Short Term Investments									14,912,057	14,688,469	4.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$345,094,669	$342,235,769

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 18th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	Reserved.
12

Principal and interest paid annually. While the original maturity date was 5/15/2017, the maturity date was extended to 12/15/2020 in connection with a restructure of the loan.  Refer to Note 3 for additional information.

13

In October 2017, this investment was refinanced from a trade finance participation to a term loan participation and the maturity dates were extended to 8/31/2021.  In addition, at the time of the refinance, $2,027,327 of accrued interest was capitalized and added to the principal balance.

14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16

In connection with a restructure of the underlying facilities, consisting of two senior secured term loans and a senior secured trade finance revolving credit facility, all maturity dates were extended to 7/28/21. Please refer to Note 3 for additional information.

17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
19

This investment was originally classified as an investment in a credit facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by the Company’s sub-advisor, The International Investment Group L.L.C. (“IIG”).   During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participation to short term investments. Please see Note 3 for additional information.

20

Loan is denominated in euro currency with a principal amount of 6,200,000 euro, however the Company’s participation is denominated in US dollars.  The quarterly interest payments are paid at the current exchange rate and subject to foreign currency fluctuations. The fair value includes an investment premium of $300,586.

[21]	Investment classified as short term due to the funds being held in an escrow account pending the completion of the loan document. Funds held in escrow accrue interest at 13% plus three-month Libor.
22	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
23	During the third quarter 2018, the maturity dates of these investments were extended to 1/2/2019 to 2/14/2019.
24	Reserved

[25]

As of the date of this report, about $2,455,000 of this investment remains outstanding. The Company, together with the sub-advisor, has granted the borrower some flexibility with repayment, which is expected to be received during the fourth quarter of 2018.

[26]

As of the date of this report, this investment remains outstanding. The Company, together with the sub-advisor, has granted the borrower some flexibility with repayment, which is expected to be received during the fourth quarter of 2018.

[27]

As of the date of this report, about $9,382,000 of this investment with maturity dates in October 2018 remains outstanding. The Company, together with the sub-advisor, has granted the borrower some flexibility with repayment, which is expected to be received during the fourth quarter of 2018.

[28]	As of the date of this report, the portion of this investments that had a maturity date in October 2018 has been repaid in full.
[29]

As of the date of this report, about $1,509,000 of this investment with a maturity date in October 2018 remains outstanding. The Company, together with the sub-advisor, has granted the borrower some flexibility with repayment, which is expected to be received during the fourth quarter of 2018.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2017

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/21/2022	$15,739,999	N/A	$15,714,764	$15,714,764	4.9%
China	Other Investments (6)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	3.1%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	3,157,735	N/A	3,157,735	3,157,735	1.0%
Malaysia	Other Investments (8)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.7%
Mexico	Other Investments (9)	Refuse Systems	Waste to Fuels Processor	14.50%	0.0%	7/27/2021	11,315,000	N/A	11,315,000	11,315,000	3.5%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021 - 4/2/2021	6,840,000	N/A	6,840,000	6,840,000	2.1%
Peru	Pure Biofuels del Peru S.A.C. (11)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.33%	0.0%	7/27/2019	15,000,000	N/A	16,545,994	16,545,994	5.1%
Total Senior Secured Term Loan (1)									78,573,493	78,573,493	24.4%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	12.04%	0.0%	8/18/2021	4,740,000	100%	4,740,000	4,740,000	1.5%
Brazil	Usivale Industria E Commercio Ltda. (12), (19)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	2,851,296	100%	2,851,296	2,851,296	0.9%
Cabo Verde	TRG Cape Verde Holdings Limited (6)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	15,807,931	26%	15,807,931	15,807,931	4.9%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	100%	15,500,000	15,500,000	4.8%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	11.66%	0.0%	8/31/2021	18,527,237	15%	18,527,237	18,527,237	5.8%
Indonesia	Other Investments (6)	Street Construction	Infrastructure and Logistics Provider	20.00%	0.0%	11/22/2019	10,909,500	75%	10,861,658	10,861,658	3.4%
Indonesia	Other Investments (8)	Metals & Mining	Vessel Operator	11.00%	0.0%	6/8/2020	3,332,336	62%	3,332,336	3,332,336	1.0%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.82%	0.0%	3/31/2023	12,464,320	59%	12,464,320	12,464,320	3.9%
Namibia	Trustco Group Limited (14)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,529,353	100%	15,411,497	15,411,497	4.8%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	16.54%	0.8%	9/16/2020	13,407,670	100%	13,353,503	13,353,503	4.2%
Peru	Corporacion Prodesa S.R.L. (16)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	4,960,000	N/A	4,960,000	4,960,000	1.5%
Zambia	Other Investments (6)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,355,600	15%	1,355,600	1,355,600	0.4%
Total Senior Secured Term Loan Participation									119,165,378	119,165,378	37.1%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (7), (17)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	5/1/2018	12,500,000	83%	12,500,000	12,500,000	3.9%
Argentina	Sancor Cooperativas Unidas Limitada (19)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2018	6,000,000	17%	6,000,000	6,000,000	1.9%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (19)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	32%	9,000,000	9,000,000	2.8%
Argentina	Algodonera Avellaneda S.A. (8),(19), (23)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	100%	6,000,000	6,000,000	1.9%
Chile	Functional Products Trading S.A. (19)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%
Ecuador	Other Investments (7)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	9/4/2018 - 10/22/2018	3,338,520	34%	3,338,520	3,338,520	1.0%
Ecuador	Other Investments (7)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	8/18/2018	351,559	43%	351,559	351,559	0.1%
Guatemala	Procesos Fabriles S.A. (19), (20)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	881,800	0.3%
Hong Kong	Other Investments (8)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	4/29/2018	14,388,525	100%	14,388,525	14,388,525	4.5%
Hong Kong	Other Investments (9)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	9.50%	0.0%	1/4/2018 - 2/19/2018	15,000,000	N/A	15,000,000	15,000,000	4.7%
Hong Kong	Other Investments (8)	Coal and Other Minerals and Ores	Resource Trader	10.0% - 11.5%	0.0%	11/16/2017 - 12/27/2020	11,957,864	100%	11,957,864	11,957,864	3.7%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	11.82%	0.0%	11/8/2018	3,500,000	27%	3,500,000	3,500,000	1.1%
Morocco	Mac Z Group SARL (19), (20)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,349,626	2.3%
Nigeria	Other Investments (9)	Farm Products	Cocoa Exporter	17.50%	0.0%	9/7/2018 - 9/29/2018	1,936,600	100%	1,936,600	1,936,600	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Distribution	17.50%	0.0%	9/19/2018	1,846,170	100%	1,846,170	1,846,170	0.6%

Nigeria	Other Investments (9)	Farm Products	Cocoa Producer	17.50%	0.0%	9/19/2018	764,280	100%	764,280	764,280	0.2%
Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader	17.50%	0.0%	9/19/2018 - 9/27/2018	1,205,450	100%	1,205,450	1,205,450	0.4%
South Africa	Applewood Trading 199 Pty, Ltd. (19) (20)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	12%	785,806	726,729	0.2%
South Africa	Other Investments (8)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	9/28/2017	1,234,145	10%	1,234,145	1,234,145	0.4%
United Arab Emirates	Global Pharma Intelligence Sarl (7)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	1/30/2018	1,080,000	60%	1,080,000	1,080,000	0.3%
United Kingdom	Other Investments (9)	Coal and Other Minerals and Ores	Metals Trader	9.50% - 10.14%	0.0%	12/31/2017 - 5/8/2018	4,296,451	71%	4,296,451	4,296,451	1.3%
Uruguay	Other Investments (7)	Food Products	Citrus Producer	9.00%	0.0%	2/3/2018 - 7/26/2018	346,215	100%	346,215	346,215	0.1%
Total Senior Secured Trade Finance Participations									105,089,698	105,030,621	32.7%
Short Term Investments (1)
Cayman Islands	Other Investments (21)	Financial Services	Financial Services Provider	7.50%	0.0%	2/28/2018	10,000,000	N/A	10,000,000	10,000,000	3.1%
United Kingdom	Other Investments (9)	Petroleum and Petroleum Products	Energy Commodity Trading	8.88% - 9.15%	0.0%	1/31/2018 - 2/28/2018	16,500,000	16%	16,500,000	16,500,000	5.1%
N/A	IIG TOF B.V. (19), (20), (22), (23)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	6,000,000	1.9%
Total Short Term Investments									32,500,000	32,500,000	10.1%

Total Investments									$335,328,569	$335,269,492

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

13

While the original maturity dates ranged from 3/10/2017 to 10/9/2017, during July 2017 the maturity dates were extended to 2/21/2018 to 6/1/2018. In October, this investment was refinanced from a trade finance participation to a term loan participation and the maturity dates were extended to 8/31/2021.  In addition, at the time of the refinance, $2,027,327 of accrued interest was capitalized and added to the principal balance.

14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16

In connection with a restructure of the underlying facilities, consisting of two senior secured term loans and a senior secured trade finance revolving credit facility, all maturity dates were extended to 7/28/21. Please refer to Note 3 for additional information.

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

[22]

This investment was originally classified as an investment in a credit facility originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG.   During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participation to short term investments. Please see Note 3 for additional information.

23  For periods prior to the three months ended June 30, 2018, these investments were listed as one senior secured trade finance participation with a principal amount of $12,000,000. Refer to the description of these investments in Note 3 for more information.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

September 30, 2018

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to September 30, 2018, the Company raised an additional $67,321,000 pursuant to a private placement and $16,350,000 pursuant to the DRP for the gross proceeds of $445,447,000 as of September 30, 2018.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of September 30, 2018, the Company’s subsidiaries are as follows:

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

Through September 30, 2018, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2018.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At September 30, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $33,592,656 or 9.8% of the fair value of the Company’s total investments. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the six companies on non-

accrual status as of September 30, 2018 amounted to approximately $1,002,067 and $2,052,814, respectively for the three and nine months ended September 30, 2018.

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

With respect to warrants and other equity investments, as well as certain fixed income investments, the Company may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies, option pricing models or industry practices in determining fair value. The Company may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors the Company deems relevant in measuring the fair values of the Company’s investments.

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

Payment-in-Kind Interest

The Company may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three and nine months ended September 30, 2018, the Company earned and capitalized PIK interest of $1,306,165 and $3,170,529, respectively.  The Company earned and capitalized PIK interest of $667,792 for the three and nine months ended September 30, 2017.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2018, the estimated unpaid aggregate distribution fees for Class C units amounted to $1,309,000, the unpaid dealer manager fees for Class I units amounted to $61,000 and the unpaid dealer manager and service fees for Class W units amounted to $4,000.

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

As of September 30, 2018, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2014.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2018, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, effective June 30, 2016, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of September 30, 2018, under GAAP, the Company recorded a liability in the amount of $1,374,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. The Company is not required to determine its net asset value under GAAP and the Company’s determination of net asset value per unit for Class C units now varies from GAAP.  Prior to April 1, 2017, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than the Class C units with the difference being the result of the Company’s deduction of estimated future distribution fees with respect to Class C units. The Company determined that its prior approach was not the most appropriate for determining the net asset value per unit for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per unit for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future ongoing dealer manager or service fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of September 30, 2018, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.355. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.174 from $8.529 as of March 31, 2017 to $8.355 as of September 30, 2018 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017 and the first quarter of 2018. The Company also failed to realize sufficient investment income during the second and fourth quarters of 2017 and the first quarter of 2018 to cover operating expenses, as a result of delays in finding suitable investments. In addition, during the second quarter of 2018, the Company recorded approximately $3.0 million in unrealized depreciation on its investments.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2018 and 2017.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2018 and December 31, 2017. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of September 30, 2018, the Sponsor has incurred approximately $523,500 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  As of September 30, 2018, the Company has reimbursed $86,784 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,240,200 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, the Company will apply the excess amount (the “Excess Amount”) as follows: (i) first, the Company will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on the Company’s behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, the Company will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on the Company’s behalf until all such management fees and incentive fees accrued to date have been reimbursed. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2018. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended September 30, 2018. The Company did meet the Reimbursement Hurdle for the second quarter of 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been recorded as expenses of the Company for the nine months ended September 30, 2018. As of September 30, 2018, there is a remaining aggregate balance of approximately $16,266,800 in expenses covered by the Responsibility Agreement which have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

Out-of-Period Adjustments

As disclosed in “Watch List Investments” in Note 3, in prior periods, the Company was not aware of, and so therefore did not include, certain information in its valuation of some of its Participations in trade finance facilities originated by IIG Trade Opportunities Fund B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. This resulted in the overstatement of the valuation of these investments for each quarter in the year ended December 31, 2017 and the quarter ended March 31, 2018, which overstatement was not material. The aggregate amount of this overstatement as of December 31, 2017 was approximately $871,000. The Company became aware of this information on July 31, 2018 and determined that the adjustments for the prior periods are not material. The Company elected to record these prior period adjustments on a prospective basis commencing with the second quarter of 2018. The effect of these adjustments was to overstate net change in unrealized depreciation on investments and to understate the Net Increase In Net Assets Resulting From Operations, in each case by approximately $871,000 on the Consolidated Statement of Operations as of September 30, 2018.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of September 30, 2018, all but one of the Company’s investments are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At September 30, 2018, the Company’s investment portfolio included 44 companies and was comprised of $95,690,207 or 28.0% in senior secured term loans, $145,674,400 or 42.5% in senior secured term loan participations, $85,102,471 or 24.9% in senior secured trade finance participations, and $14,688,469 or 4.3% in short term investments. The Company’s largest loan by value was $20,603,642 or 6.0% of total investments. The Company’s 5 largest loans by value comprised 26.2% of the Company’s portfolio at September 30, 2018. Participation in loans amounted to 67.4% of the Company’s total portfolio at September 30, 2018.  As of September 30, 2018, $246,648,714 or 72.1% of the Company’s investments had a maturity date of more than 12 months.

Note 3. Investments

As of September 30, 2018, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$95,690,207	$95,690,207	28.0%
Senior secured term loan participations	145,674,400	145,674,400	42.5%
Senior secured trade finance participations	88,818,005	85,102,471	24.9%
Short term investments	14,912,057	14,688,469	4.3%
Equity warrants	-	1,080,222	0.3%
Total investments	$345,094,669	$342,235,769	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of September 30, 2018.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of September 30, 2018 and December 31, 2017 amounted to $2,220,965 and $1,960,157, respectively. The Company’s interest receivable balances at September 30, 2018 and December 31, 2017 are recorded at the amounts that the Company expects to collect.

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

Warrants

Certain investments, including loans and participations, may carry equity warrants on borrowers, which allow the Company to buy shares of the portfolio company at a given price, which the Company will exercise at its discretion during the life of the portfolio company. The Company’s goal is to ultimately dispose of such equity interests and realize gains upon the disposition of such interests.

Typically, these warrants and equity interests are illiquid.  In addition, the Company expects that any warrants or other return enhancements received when the Company makes or invests in loans may require several years to appreciate in value and may not appreciate at all.

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

Corporacion Prodesa S.R.L.

As of September 30, 2018, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”), a diaper manufacturer in Peru, is comprised of two senior secured term loans with an aggregate balance of $3,210,000, and a senior secured trade finance revolving credit facility for $1,750,000. The total accrued interest balance as of September 30, 2018 amounts to $674,320, including $466,103 of deferred interest payable at maturity. The trade finance facility is secured by specific purchase orders from customers of Prodesa and both term loans and the trade finance facility are cross-defaulted and cross-collateralized with Prodesa fixed assets including real estate, machinery and equipment, warrants, and all shares of Prodesa.

Prodesa was originally placed on the Watch List in 2014, and as reported in previous filings, since 2014, Prodesa has undergone changes in ownership and financial status, through which the Company restructured the original facilities, improving the Company’s collateral, information rights, covenants and additional financial controls over Prodesa. On January 31, 2017, after significantly improved financial performance by Prodesa, the Company entered into a series of loan amendments with Prodesa. As part of the amendments, the maturity date of the loan facilities was extended to July 28, 2021.

The Company has estimated the fair value of the principal amount of the Prodesa loans as of September 30, 2018 at $4,960,000 based on the income approach, which accounts for contractual interest and principal payments and discounts them to present value using the combined facilities’ weighted average yield to maturity.

Usivale Industria E Comercio, Ltda.

As of September 30, 2018, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $285,502.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. The Company and Usivale have agreed to an extension of the 2017 principal payment (spread evenly across the final three years of the loan, such that remaining principal payments are comprised of approximately 20% / 20% / 60% amortization, respectively, over the next 3 years). The extension was agreed to in exchange for a flat 0.5% extension fee on the outstanding balance and an increase in pledged contracts. The 2017 annual interest payment has been received in full and the 2018 annual interest payment is due in the fourth quarter of 2018.

As of September 30, 2018, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the principal amount of the Usivale loans at $2,851,296, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices. As of September 30, 2018, accrued interest amounted to $285,502.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of September 30, 2018, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $35,143 and $104,283, respectively for the three and nine months ended September 30, 2018. As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $726,729 as of September 30, 2018 based on the income approach, discounted to present value using the loan’s yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund NSPV, a subsidiary of a fund advised by the Company’s sub-advisor, The International Investment Group L.L.C. (“IIG”), with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of September 30, 2018. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

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

Assuming the trade finance facility restructuring is finalized as described above, the Company has determined that its Participation should be valued using the income approach, in accordance with its valuation policy, and has determined the fair value of the principal amount of this investment to be $881,800 as of September 30, 2018 based upon modeled principal and interest payments, discounted to present value using expected yield to maturity. In addition, until such time that Profasa fully completes its restructuring and ramps up operations, an additional adjustment for the uncertainty related to the completion of the restructuring has been applied. The Company has placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $27,832 and $82,588, respectively.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased 9 Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of September 30, 2018, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

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

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $206,606 and $613,081, respectively. The Company believes, that as of September 30, 2018, the most appropriate valuation method is the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,349,626, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by IIG, with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines. In the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018 and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Prior Reports”), the Company reported that its “Watch List Investments” included a Participation in a trade finance facility where Vicentin – Nacadie S.A. was the borrower.  The Company reported that the outstanding principal balance on its Participation was $12,000,000.  During the third quarter of 2018, the Company determined that the documents that had been provided to the Company by its sub-advisor, IIG, regarding the Participation indicated that the Company’s Participation was in fact two Participations, each with a principal balance of $6,000,000, in separate facilities originated by IIG.  In one, the borrower is Algodonera and in the other the borrower is Nacadie Commercial S.A. (“Nacadie”).  However, participation certificates issued to the Company by IIG for these Participations identified the borrowers as Vicentin/Algodonera and Vicentin/Nacadie, respectively.   Vicentin is not the borrower, but rather agreed to guarantee the payments due under both of the trade finance facilities. The following paragraphs provide updated information concerning the Company’s Participation in the Algodonera trade finance facility.  See below under “—IIG Trade Opportunities Fund B.V. Receivable” for updated information regarding the Company’s Participation in the Nacadie trade finance facility.

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of September 30, 2018, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $502,500. In June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin have appealed to the court of appeals.  The court of appeals will decide on the commercial court’s rejection of the suspension and whether to affirm or reverse the commercial court’s final ruling in favor of IIG.

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

As a short-term trade finance facility, Algodonera was valued utilizing the cost approach through the quarter ended September 30, 2017. However, based on the fact that any future payments made by Algodonera with respect to this Participation will turn on the ultimate outcome of the above-mentioned legal proceedings and that future projected cash flows would therefore no longer be applicable, the Company decided it would be more appropriate to utilize the collateral based approach to value this position beginning with the December 31, 2017 year-end financial statements. The Company further modified its valuation methodology to the income approach as of June 30, 2018, given that the commercial court has already issued a final ruling (that is currently pending appeal) and based on the recent developments with respect to the court proceedings described above.

Given the new information learned by the Company about this investment as well as investments described under the captions, “—IIG Trade Opportunities Fund B.V. Receivable” and “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, during the third quarter of 2018, with the authorization of the board of managers, the Company engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of these investments. For the quarter ended June 30, 2018, the Company asked the independent valuation firm to perform the limited procedures on these three investments, comprising approximately 5.3% of the total investments at fair value as of June 30, 2018, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of the Company’s investments described under the captions “—Algodonera Avellaneda S.A.”, “—IIG Trade Opportunities Fund B.V. Receivable”, and “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith.

As described above, a payment guarantee has been secured from Zurich Insurance Group through the commercial court, the value of which is sufficient to pay off all outstanding principal and accrued interest. Although IIG has expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, Vicentin and Algodonera. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $5,839,047 as of September 30, 2018.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is a Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received one interest payment under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  As of the date of this filing, IIG has informed the Company that although it has reviewed its books and records, it cannot locate all of the original documents requested by the Company.  In connection with its review of this investment and in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the second quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Quarterly Report on Form 10-Q.  As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.  Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not yet received a written agreement from IIG to this effect.  Given IIG’s acknowledgement of its error and its contractual obligations to the Company as a sub-advisor and fiduciary to the Company, the Company believes that it is likely that IIG will repay the Company in full.  The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $5,776,412 as of September 30, 2018. The Company has placed this receivable on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $134,167 for the three and nine months ended September 30, 2018.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of September 30, 2018, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG is also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. IIG has confirmed to the Company that FRIAR continues to operate and is a going concern.

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

As a short-term trade finance facility, FRIAR was valued at cost through the quarter ended September 30, 2017. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, as of the December 31, 2017 year-end financial statements the Company believed the most appropriate valuation method to be the collateral based approach. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is a combination of the collateral based approach and the income approach. The Company is continuing to utilize the collateral based approach due to IIG’s continued reliance on the court proceedings to secure repayment, but determined to also utilize the income approach based on the recent developments with respect to the court proceedings described above.

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG has expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, FRIAR, Vicentin and Algodonera. The Company determined that the most appropriate method to calculate the fair value of this investment as of September 30, 2018 is to take the average of the value resulting from the Company’s analysis and the midpoint of the independent valuation firm’s estimate of the range of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $8,425,571 as of September 30, 2018. The Company placed the Participation on non-accrual status effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $264,500 and $784,875, respectively.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the Participation in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal and interest obligations on June 30, 2018. On that date, the Company was owed principal of $12,500,000 and accrued interest of $131,942.

IIG has stated that it has been in active discussions with other CAGSA lenders and has sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG has informed the Company that IIG is a member of the creditors committee, which will determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations as well as the financial impact of a potential restructuring, the Company has decided that starting with the quarter ended June 30, 2018, the collateral based approach is a more appropriate valuation method. Therefore, based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $333,819 for the three and nine months ended September 30, 2018. The Company has estimated the fair value of the principal amount of this investment to be $10,432,518 as of September 30, 2018 based on the collateral approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of September 30, 2018, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through September 30, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2018, with an annual renewal option.  Ultimately, it is believed that Sancor will be sold and that all principal and interest due the Company will be paid upon this sale.  Due to the uncertainty associated with the timing and final terms of such sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined the fair value of the principal amount of this investment to be $5,146,407 based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing of a potential sale.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of September 30, 2018, the outstanding principal balance on this Participation was $1,326,688 and accrued interest amounted to $111,220. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and is developing a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, is currently working with Functional on restructuring the facility, which it believes will be completed in the near term. As of September 30, 2018, the Company has estimated the fair value of the principal amount of its investment in Functional to be $1,326,688 based on the income approach, discounted to present value using the expected yield to maturity, assuming the facility is restructured in the manner in which IIG has informed the Company it expects to be restructured.  The expected yield to maturity increased to reflect uncertainty around the restructuring.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of September 30, 2018, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of September 30, 2018 amount to $15,311. Repayment on the participation interest has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of September 30, 2018, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

As of December 31, 2017, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$78,573,493	$78,573,493	23.4%
Senior secured term loan participations	119,165,378	119,165,378	35.6%
Senior secured trade finance participations	105,089,698	105,030,621	31.3%
Short term investments	32,500,000	32,500,000	9.7%
Total investments	$335,328,569	$335,269,492	100.0%

The industry composition of the Company’s portfolio, at fair market value as of September 30, 2018 and December 31, 2017, was as follows:

	As of September 30, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$13,283,814	3.9%	$15,351,296	4.6%
Bulk Fuel Stations and Terminals	—	0.0%	16,545,994	4.9%
Chemicals and Allied Products	15,000,000	4.4%	15,000,000	4.5%
Chocolate and Cocoa Products	11,102,589	3.2%	—	—
Coal and Other Minerals and Ores	32,087,577	9.4%	31,254,315	9.4%
Commercial Fishing	119,542	0.0%	351,559	0.1%
Communications Equipment	6,298,536	1.8%	—	—
Consumer Products	10,106,407	3.0%	10,960,000	3%
Department Stores	8,193,979	2.4%	—	—
Drugs, Proprietaries, and Sundries	803,254	0.2%	1,080,000	0.30%
Electric Services	18,527,237	5.4%	18,527,237	5.5%
Farm Products	16,071,075	4.7%	7,960,987	2.4%
Fats and Oils	5,839,047	1.7%	12,000,000	3.6%
Financial services	10,688,469	3.1%	10,000,000	3.0%
Freight Transportation Arrangement	12,839,688	3.8%	12,464,320	3.7%
Fresh or Frozen Packaged Fish	—	0.0%	3,338,520	1.0%
Food Products	6,640,009	1.9%	1,072,944	0.3%
Gas Transmission and Distribution	13,087,943	3.8%	—	—
Groceries and Related Products	—	0.0%	3,500,000	1.0%
Hotels and Motels	16,231,223	4.7%	15,807,931	4.7%
Land Subdividers and Developers	15,911,438	4.6%	15,411,497	4.6%
Logging	6,840,000	2.0%	6,840,000	2.0%
Meat, Poultry & Fish	8,425,571	2.5%	9,000,000	2.7%
Metals & Mining	2,358,887	0.7%	4,566,481	1.4%
Personal Credit Institutions	6,006,940	1.8%	3,157,735	0.9%
Petroleum and Petroleum Products	15,500,000	4.5%	32,000,000	9.5%
Programming and Data Processing	14,428,329	4.2%	15,714,764	4.7%
Refuse Systems	21,683,864	6.3%	11,315,000	3.4%
Secondary Nonferrous Metals	17,349,626	5.1%	17,349,626	5.2%
Short-Term Business Credit	4,740,000	1.4%	4,740,000	1.4%
Soap, Detergents, and Cleaning	860,222	0.3%	1,355,600	0.4%
Street Construction	—	0.0%	10,861,658	3.2%
Telephone and Telegraph Apparatus	—	0.0%	14,388,525	4.3%
Telephone Communications	18,487,000	5.4%	—	—
Water Transportation	12,723,503	3.7%	13,353,503	4.0%
Total	$342,235,769	100.0%	$335,269,492	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$29,843,543	8.7%	$39,500,000	11.8%
Botswana	4,740,000	1.4%	4,740,000	1.4%
Brazil	21,279,625	6.2%	18,566,060	5.5%
Cabo Verde	16,231,223	4.7%	15,807,931	4.7%
Cameroon	11,102,589	3.2%	—	—
Cayman Islands	—	0.0%	10,000,000	3.0%
Chile	1,326,687	0.4%	1,326,687	0.4%
China	10,000,000	2.9%	10,000,000	3.0%
Colombia	6,006,940	1.8%	3,157,735	0.9%
Croatia	8,193,979	2.4%	—	—
Ecuador	119,542	0.0%	3,690,079	1.1%
Ghana	52,027,237	15.2%	34,027,237	10.1%
Guatemala	881,800	0.3%	881,800	0.3%
Hong Kong	30,000,000	8.8%	41,346,389	12.3%
Indonesia	2,358,887	0.7%	14,193,994	4.2%
Jersey	18,487,000	5.4%	—	—
Kenya	12,839,688	3.8%	12,464,320	3.7%
Malaysia	15,000,000	4.4%	15,000,000	4.5%
Mauritius	—	—	3,500,000	1.0%
Mexico	21,683,864	6.3%	11,315,000	3.4%
Morocco	7,349,626	2.2%	7,349,626	2.2%
Namibia	15,911,438	4.7%	15,411,497	4.6%
New Zealand	6,840,000	2.0%	6,840,000	2.0%
Nigeria	22,286,091	6.5%	19,106,003	5.7%
Peru	4,960,000	1.5%	21,505,994	6.4%
Romania	1,913,280	0.6%	—	—
South Africa	7,025,265	2.1%	1,960,874	0.6%
United Arab Emirates	803,254	0.2%	1,080,000	0.3%
United Kingdom	2,087,577	0.6%	20,796,451	6.2%
Zambia	860,222	0.3%	1,355,600	0.4%
Uganda	4,300,000	1.3%	—	—
Uruguay	-	0.0%	346,215	0.1%
N/A	5,776,412	1.7%	—	0.0%
Total	$342,235,769	100.0%	$335,269,492	100.0%

(1) All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of September 30, 2018:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$95,690,207	$—	$—	$95,690,207
Senior secured term loan participations	145,674,400	—	—	145,674,400
Senior secured trade finance participations	85,102,471	—	—	85,102,471
Short term investments	14,688,469	—	—	14,688,469
Equity warrants	1,080,222	—	—	1,080,222
Total	$342,235,769	$—	$—	$342,235,769

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2017:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$78,573,493	$—	$—	$78,573,493
Senior secured term loan participations	119,165,378			119,165,378
Senior secured trade finance participations	105,030,621	—	—	105,030,621
Short term investments	32,500,000			32,500,000
Total	$335,269,492	$—	$—	$335,269,492

The following is a reconciliation of activity for the nine months ended September 30, 2018, of investments classified as Level 3:

	Fair Value at December 31, 2017	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized (depreciation) / Foreign exchange gain	Transfers	Fair Value at September 30, 2018
Senior secured term loans	$78,573,493	$20,240,532	$(19,446,431)	$2,011,317	$—	$14,311,296	$95,690,207
Senior secured term loan participations	119,165,378	32,629,176	(13,023,327)	1,626,526		5,276,647	145,674,400
Senior secured trade finance participations	105,030,621	83,451,952	(93,223,644)	—	(3,656,458)	(6,500,000)	85,102,471
Short term investments	32,500,000	22,000,000	(26,500,000)	—	(223,588)	(13,087,943)	14,688,469
Equity warrants	—	—	—	—	1,080,222	—	1,080,222
Total	$335,269,492	$158,321,660	$(152,193,402)	$3,637,843	$(2,799,824)	$-	$342,235,769

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2018:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)(3)	$61,370,666	Income approach (DCF)	Market yield	9.0% - 17.5% (10.6%)
Senior secured trade finance participations (2)	$23,731,805	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$95,690,207	Income approach (DCF)	Market yield	11.3% - 14.5% (12.5%)
Senior secured term loan participations	$145,674,400	Income approach (DCF)	Market yield	11.0% - 20.0% (13.5%)
Short term investments	$5,776,412	Income approach (DCF)	Market yield	8.75%
Short term investments	$8,912,057	Cost Approach	Recent transactions	N/A
Equity warrants	$1,080,222	Income approach (DCF)	Market yield	N/A
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

(2)	Collateral based approach used for the following watch list investments: CAGSA, Sancor, Mac Z, and GPI. See Note 3 “Watch List Investments” for further information.

(3)	The Company used a combination of the collateral based approach and the income approach for FRIAR. See Note 3 “Watch List Investments” for further information.

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

(2)	Collateral based approach used for FRIAR, Algodonera and the IIG TOF B.V. receivable. See Note 3 “Watch List Investments” for further information.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2018 and 2017.

Transactions

As discussed in Note 2, for the three months ended September 30, 2018 and 2017, the Sponsor assumed responsibility for $0 and $872,653, respectively, of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.  For the nine months ended September 30, 2018 and 2017, the Sponsor assumed responsibility for $0 and $3,831,414, respectively, of the Company’s operating expenses, management fees and incentive fees.

For the three months ended September 30, 2018 and 2017, the Advisor earned $1,986,846, and $1,658,314, respectively, in management fees and $1,480,249 and $1,447,154, respectively, in incentive fees. For the nine months ended September 30, 2018 and 2017, the Advisor earned $5,988,274 and $4,721,832, respectively, in management fees and $4,583,508 and $3,276,012, respectively, in incentive fees.

Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, management fees and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,240,200 of expenses, which have been accrued by the Sponsor as of December 31, 2017. Such expenses, in an aggregate amount of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2018 and no expenses have been recorded for the three months ended September 30, 2018. The Company met the Reimbursement Hurdle for the second quarter of 2018 and has recorded expenses of $387,000 for the nine months ended September 30, 2018. The $387,000 due to the Sponsor as of September 30, 2018 is included in Other payables.

As of September 30, 2018 and December 31, 2017, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,240,231 and $3,997,314, respectively, were due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended September 30, 2018 and 2017, the Company paid $0 and $3,000, respectively, in dealer manager fees and $0 and $5,500, respectively, in selling commissions to the Company’s dealer manager for the Company’s offerings, SC Distributors, LLC. For the nine months ended September 30, 2018 and 2017, the Company paid $6,252 and $639,088, respectively, in dealer manager fees and $19,270 and $2,469,610, respectively, in selling commissions to SC Distributors, LLC. These fees and commissions were paid in connection with the sale of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations

Note 6. Organization and Offering Costs

As of September 30, 2018, the Sponsor has paid approximately $17,412,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $72,000 and $2,458,000 of offering costs, which were incurred by the Sponsor during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company paid $54,616 and $2,468,849, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through September 30, 2018, the Company has reimbursed the Sponsor a total of $17,211,117 of offering and organization costs and there is a remaining balance of approximately $436,100 of offering costs that have not yet been reimbursed to the Sponsor.

Note 7. Notes Payable

The Company notes payable consist of the following:

	September 30, 2018	December 31, 2017
	Outstanding Balance	Outstanding Balance
Promissory notes	$310,000	$410,000
Symbiotics facility	22,750,000	22,750,000
Christian Super promissory note	5,000,000	5,000,000
Total notes payable	$28,060,000	$28,160,000

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

On February 17, 2017, TGIFC issued $0.225 million in the second series of the Notes pursuant to such private offering. The notes issued on February 17, 2017 comprised the second series of the Notes and bear interest at a rate of 3.0% per annum plus one year LIBOR (1.74%) as determined on their issuance date. As of September 30, 2018, the Company raised $1.86 million in the offering of the Notes and $310,000 of such debt was outstanding after repayment of $1.55 million during 2017 and the first quarter of 2018. The Company does not expect to raise any additional funds pursuant to the Notes offering.

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

In October 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments. TGIFC’s obligations under the Notes are secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and Noteholders, dated as of October 14, 2016 granting the holders of Notes a mortgage over 1.86 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Notes. The Notes and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of September 30, 2018, the Company is in full compliance with all such representations, warranties and covenants.

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

The Facility Agreement has an interest rate of 4.65% per annum plus the three month LIBOR (2.34% as of September 30, 2018) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

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

TGIFC’s obligation under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of September 30, 2018, the Company is in full compliance with all such representations, warranties and covenants.

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

The CS Note has an interest rate of 4.0% per annum plus one-year LIBOR (2.82%) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note.

The entire principal balance under the CS Note (and any unpaid interest) is due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

  TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 5 shares out of a total of 27.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of September 30, 2018, the Company is in full compliance with all such representations, warranties and covenants.

For the three months ended September 30, 2018 and 2017, the Company recognized $504,954 and $215,449, respectively, in interest expense. For the nine months ended September 30, 2018 and 2017, the Company recognized $1,439,666 and $256,540, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2018	$310,000
2019	-
2020	22,750,000
2021	5,000,000
Thereafter	-
$28,060,000

Note 8. Unit Capital

As of September 30, 2018, the Company has six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2018, the Company recorded a liability in the aggregate amount of $1,374,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability is calculated based on a net asset value per Class C, Class I and Class W units of $8.421 with a distribution fee of 0.8% for Class C units, an ongoing dealer manager fee of 0.5% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2018:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	September 30,
	2017	the Period	the Period	2018
Class A units	18,240,073	444,946	(693,579)	17,991,440
Class C units	8,411,343	230,344	(342,789)	8,298,898
Class I units	10,442,009	381,728	(315,347)	10,508,390
Class W units	-	24,555	-	24,555
Class Y units	1,089,678	78,365	(2,368)	1,165,675
Class Z units	-	5,965,037	-	5,965,037
Total	38,183,103	7,124,975	(1,354,083)	43,953,995

          The total of 7,124,975 units issued during the nine months ended September 30, 2018 included 884,619 units issued under the DRP at a value of $7,587,997.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company   at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of redemption. Redemptions for the first quarter of 2018 have been redeemed at a price equal to $8.507 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of December 31, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second and third quarters of 2018 were redeemed at a price equal to $8.421 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of March 31, 2018. The unit repurchase program includes numerous restrictions, including a one-year holding period, that limit the ability of the Company’s unitholders to sell their units. Unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units that can be repurchased with the proceeds the Company receives from the sale of units under the Company’s DRP. At the sole discretion of the Company’s board of managers, the Company may also use cash on hand, cash available from borrowings and cash from the repayment or liquidation of investments as of the end of the applicable quarter to repurchase units.

During the nine months ended September 30, 2018, the Company received 255 repurchase requests for a total of 1,354,083 units at a repurchase price per unit of $8.507 for the first quarter of 2018 and $8.421 for the second and third quarters of 2018. As of September 30, 2018, 84 of these repurchase requests were pending processing and were completed by the Company in November 2018.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the nine months ended September 30, 2018:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2018	January 16, 2018	$0.00197808	$1,352,250	$988,859	$2,341,109
February 28, 2018	February 14, 2018	$0.00197808	1,543,566	895,266	2,438,832
March 31, 2018	March 25, 2018	$0.00168675	1,505,460	818,399	2,323,859
April 30, 2018	April 10, 2018	$0.00168675	1,433,471	800,072	2,233,543
May 31, 2018	May 8, 2018	$0.00168675	1,489,550	827,922	2,317,472
June 30, 2018	June 12, 2018	$0.00168675	1,442,025	805,860	2,247,885
July 31, 2018	July 10, 2018	$0.00168675	1,476,111	826,006	2,302,117
August 31, 2018	August 8, 2018	$0.00168675	1,482,246	825,588	2,307,834
September 30, 2018	September 11, 2018	$0.00168675	1,435,556	800,025	2,235,581
Total for 2018			$13,160,235	$7,587,997	$20,748,232

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,	September 30,
	2018	2017
Per unit data (1):
Net asset value at beginning of period	$8.42	$8.47
Net investment income	$0.42	$0.49
Net change in unrealized depreciation on investments	$(0.06)	$-
Net increase in net assets resulting from operations	$0.36	$0.49
Distributions	$(0.48)	$(0.54)
Net change in accrued distribution and other fees	$0.02	$0.04
Net decrease in net assets	$(0.10)	$(0.02)
Net asset value at end of period (2)	$8.31	$8.45
Total return based on net asset value (3)	4.22%	5.74%
Net assets at end of period	$365,842,078	$312,070,024
Units Outstanding at end of period	43,953,995	36,914,426
Ratio/Supplemental data (annualized) (3)(4):
Ratio of net investment income to average net assets	6.88%	7.70%
Ratio of net operating expenses to average net assets	5.68%	2.96%
1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2018 and 2017 which were 43,613,730 and 34,744,363, respectively.
2

For financial statement reporting purposes under GAAP, as of September 30, 2018, the Company recorded a liability in the amount of $1,374,000 for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the nine months ended September 30, 2018 and 2017, prior to the effect of the Responsibility Agreement were as follows; total return: 4.23% and 4.43%, ratio of net investment income; 7.03% and 5.95%, and ratio of operating expenses to average net assets: 5.54% and 4.71%.

4	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2018, except as discussed below.

Distributions

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

  With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from November 1 through November 30, 2018. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about December 4, 2018.

 Investments

Subsequent to September 30, 2018 through November 12, 2018, the Company funded approximately $28.3 million in new investments and received proceeds from repayment of investments of approximately $1.9 million.

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

For the nine months ended September 30, 2018, we issued 884,619 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $7,587,997. In addition, for the nine months ended September 30, 2018, we issued 6,240,356 of our units for gross proceeds of approximately $53,117,000 pursuant to a private placement. As of September 30, 2018, we had issued 47,446,585 of our units, including 3,333,914 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $445,447,000 including approximately $29,688,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,786,000 and selling commissions of $16,924,000, for net proceeds of $423,737,000).

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2018, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

Certain investments, including loans and participations, may carry equity warrants on borrowers, which allow us to buy shares of the portfolio company at a given price, which we will exercise at our discretion during the life of the portfolio company. Our goal is to ultimately dispose of such equity interests and realize gains upon the disposition of such interests. Typically, these warrants and equity interests are illiquid.  In addition, we expect that any warrants or other return enhancements received when we make or invest in loans may require several years to appreciate in value and may not appreciate at all.

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

Since our inception, our Sponsor has assumed the majority of our operating expenses under the terms of the Responsibility Agreement. As of September 30, 2018, the Sponsor has agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which, $16.3 million have not been reimbursed to the Sponsor.

Portfolio and Investment Activity

During the nine months ended September 30, 2018, we invested approximately $158,322,000 across 20 separate portfolio companies, including 7 new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $152,193,000.

At September 30, 2018 and December 31, 2017, the Company’s investment portfolio included 44 and 43 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2018		As of December 31, 2017
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$95,690,207	28.0%	$78,573,493	23.5%
Senior secured term loan participations	145,674,400	42.5%	119,165,378	35.5%
Senior secured trade finance participations	85,102,471	24.9%	105,030,621	31.3%
Short term investments *	14,688,469	4.3%	32,500,000	9.7%
Equity warrants	1,080,222	0.3%	-	-
Total investments	$342,235,769	100.0%	$335,269,492	100.0%

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

As of September 30, 2018, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 12.0%, 13.3%, 12.6%, and 11.3%, respectively, for a weighted average yield on investments of approximately 12.7% on our total portfolio.

As of December 31, 2017, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.6%, 13.5%, 12.5%, and 8.4%, respectively, for a weighted average yield on investments of approximately 11.9% on our total portfolio.

As of September 30, 2018, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification (1)	Country	Interest	Maturity (2)		Principal Amount	Fair Value
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	13.50%	10/21/2022		$14,428,329	$14,428,329
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(3)	2,851,296	2,851,296
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	China	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		6,006,940	6,006,940
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/27/2020		15,000,000	15,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2020		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(4)	20,603,642	21,683,864
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021		6,840,000	6,840,000
Diaper Manufacturer	Consumer Products	Responsible Consumer Goods Production	Peru	12.00% - 13.34%	7/28/2021	(3)	4,960,000	4,960,000
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	12.04%	8/18/2021		4,740,000	4,740,000
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/3.50% PIK	8/21/2021		16,231,223	16,231,223
Mall Operator	Department Stores	Infrastructure Development	Croatia	5.50% Cash/7.50% PIK	1/23/2021		7,893,393	8,193,979
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021		15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	12.53%	8/31/2021		18,527,237	18,527,237
LNG Infrastructure Developer	Gas Transmission and Distribution	Responsible Power Generation	Ghana	15.52%	6/13/2021		13,087,943	13,087,943
Vessel Operator	Metals & Mining	Responsible Metals Production	Indonesia	11.00%	6/8/2020		2,358,887	2,358,887
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023		19,000,000	18,487,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	9.57% Cash/4.00% PIK	3/31/2023		12,839,688	12,839,688
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021		16,005,188	15,911,438
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	12.60%	9/16/2020		12,762,670	12,723,503
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	13.00%	7/18/2021		1,940,000	1,913,280
Grain Processor	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	12.00%	12/31/2020		4,300,000	4,300,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.00%	11/16/2019		860,222	860,222
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(3)	12,500,000	10,432,518
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2018	(3)	6,000,000	5,146,407
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(3)	9,000,000	8,425,571
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(3)	6,000,000	5,839,047
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	16.42% - 17.50%	10/13/2018 - 12/31/2018		11,102,589	11,102,589
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(3)	1,326,687	1,326,687
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019		119,542	119,542
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(3)	881,800	881,800
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	11.50%	1/2/2019 - 2/14/2019		15,000,000	15,000,000
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(3)	7,349,626	7,349,626
Cocoa Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/19/2018 - 10/20/2018		2,552,529	2,552,529
Cocoa Distribution	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	17.50%	9/19/2018 - 11/2/2018		2,880,461	2,880,461

Cocoa Producer	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	14.50% - 17.50%	10/22/2018 - 12/28/2018		2,342,872	2,342,872
Cocoa Trader	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	14.50% - 17.50%	10/03/2018 - 12/27/2018		1,786,726	1,786,726
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(3)	785,806	726,729
Electronics Assembler	Communications Equipment	Access to Technology	South Africa	12.00% - 13.00%	1/7/2019 - 1/25/2019		6,298,536	6,298,536
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(3)	803,254	803,254
Metals Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	United Kingdom	11.55%	11/21/2018		2,087,577	2,087,577
Fruit Juice Processor	Food Products	Short Term Notes	Brazil	10.50%	12/26/2018		4,000,000	4,000,000
Funds held in escrow	Financial services	Other	Ghana	15.34%	N/A		4,912,057	4,912,057
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(3)	6,000,000	5,776,412
Total Investments								$342,235,769

1    In the periods prior to December 31, 2017, the Company used Standard Industrial Classification (SIC) codes for purposes of presentation of its investments in publicly filed and other offering documents. There are several industry classification systems widely used by the investment industry and there is no specific industry classification system the Company is required to use either internally or in its public materials. The Company believes that the traditional industrial classification systems, including SIC codes, do not accurately reflect the sustainable nature of certain of the Company’s investments and, in some cases, may be misleading. Therefore, starting with the quarter ended December 31, 2017, the Company determined to use a Company created industry classification system for presentation of its investments, which the Company believes will be more appropriate in light of the sustainable nature of the Company’s investments.

2  Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[3]	See Watch List Investments section below for further information.
[4]	This investment consists of a senior secured term loan and equity warrants in the borrower.

As of September 30, 2018, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$803,254	0.2%
Access to Technology	39,213,866	11.5%
Inclusive Finance	10,746,940	3.1%
Infrastructure Development	40,336,640	11.8%
Recycling	29,033,490	8.5%
Responsible Consumer Goods Production	7,733,502	2.3%
Responsible Fuel Storage	15,500,000	4.5%
Responsible Industrial Goods Distribution	15,000,000	4.4%
Responsible Logistics Management	25,563,191	7.5%
Responsible Metals Distribution	27,087,577	7.9%
Responsible Metals Production	2,358,887	0.7%
Responsible Natural Resources Distribution	15,000,000	4.4%
Responsible Power Generation	31,615,180	9.2%
Short Term Notes	4,000,000	1.2%
Sustainable Agriculture & Agroprocessing	55,448,825	16.2%
Sustainable Aquaculture & Processing	119,542	0.0%
Sustainable Dairy Production	5,146,407	1.5%
Sustainable Forestry	6,840,000	2.0%
Other	10,688,469	3.1%
Total	$342,235,769	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure

•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of September 30, 2018, the Company was in compliance with all of the above concentration limits.

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

Corporacion Prodesa S.R.L.

As of September 30, 2018, the Company’s investment in Corporacion Prodesa S.R.L. (“Prodesa”), a diaper manufacturer in Peru, is comprised of two senior secured term loans with an aggregate balance of $3,210,000, and a senior secured trade finance revolving credit facility for $1,750,000. The total accrued interest balance as of September 30, 2018 amounts to $674,320, including $466,103 of deferred interest payable at maturity. The trade finance facility is secured by specific purchase orders from customers of Prodesa and both term loans and the trade finance facility are cross-defaulted and cross-collateralized with Prodesa fixed assets including real estate, machinery and equipment, warrants, and all shares of Prodesa.

Prodesa was originally placed on the Watch List in 2014, and as reported in previous filings, since 2014, Prodesa has undergone changes in ownership and financial status, through which the Company restructured the original facilities, improving the Company’s collateral, information rights, covenants and additional financial controls over Prodesa. On January 31, 2017, after significantly improved financial performance by Prodesa, the Company entered into a series of loan amendments with Prodesa. As part of the amendments, the maturity date of the loan facilities was extended to July 28, 2021.

The Company has estimated the fair value of the principal amount of the Prodesa loans as of September 30, 2018 at $4,960,000 based on the income approach, which accounts for contractual interest and principal payments and discounts them to present value using the combined facilities’ weighted average yield to maturity.

Usivale Industria E Comercio, Ltda.

As of September 30, 2018, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $285,502.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. The Company and Usivale have agreed to an extension of the 2017 principal payment (spread evenly across the final three years of the loan, such that remaining principal payments are comprised of approximately 20% / 20% / 60% amortization, respectively, over the next 3 years). The extension was agreed to in exchange for a flat 0.5% extension fee on the outstanding balance and an increase in pledged contracts. The 2017 annual interest payment has been received in full and the 2018 annual interest payment is due in the fourth quarter of 2018.

As of September 30, 2018, the principal balance of the Usivale loans amounted to $2,851,296 and the Company has estimated the fair value of the principal amount of the Usivale loans at $2,851,296, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices. As of September 30, 2018, accrued interest amounted to $285,502.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of September 30, 2018, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $35,143 and $104,283, respectively for the three and nine months ended September 30, 2018. As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $726,729 as of September 30, 2018 based on the income approach, discounted to present value using the loan’s yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund NSPV, a subsidiary of a fund advised by the Company’s sub-advisor, The International Investment Group L.L.C. (“IIG”), with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of September 30, 2018. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  The Company’s existing Participation in this trade finance facility is near the final stages of being restructured to a Participation in a term loan with Profasa as the borrower and the following terms: 3-year senior secured term loan, secured by share pledge, 12% deferred interest compounded quarterly and payable at maturity, and monthly principal amortization based upon available cash flows.

Assuming the trade finance facility restructuring is finalized as described above, the Company has determined that its Participation should be valued using the income approach, in accordance with its valuation policy, and has determined the fair value of the principal amount of this investment to be $881,800 as of September 30, 2018 based upon modeled principal and interest payments, discounted to present value using expected yield to maturity. In addition, until such time that Profasa fully completes its restructuring and ramps up operations, an additional adjustment for the uncertainty related to the completion of the restructuring has been applied. The Company has placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $27,832 and $82,588, respectively.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased 9 Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of September 30, 2018, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

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

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $206,606 and $613,081, respectively. The Company believes, that as of September 30, 2018, the most appropriate valuation method is the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,349,626, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines. In the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018 and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Prior Reports”), the Company reported that its “Watch List Investments” included a Participation in a trade finance facility where Vicentin – Nacadie S.A. was the borrower.  The Company reported that the outstanding principal balance on its Participation was $12,000,000.  During the third quarter of 2018, the Company determined that the documents that had been provided to the Company by its sub-advisor, IIG, regarding the Participation indicated that the Company’s Participation was in fact two Participations, each with a principal balance of $6,000,000, in separate facilities originated by IIG.  In one, the borrower is Algodonera and in the other the borrower is Nacadie Commercial S.A. (“Nacadie”).  However, participation certificates issued to the Company by IIG for these Participations identified the borrowers as Vicentin/Algodonera and Vicentin/Nacadie, respectively.   Vicentin is not the borrower, but rather agreed to guarantee the payments due under both of the trade finance facilities. The following paragraphs provide updated information concerning the Company’s Participation in the Algodonera trade finance facility.  See below under “—IIG Trade Opportunities Fund B.V. Receivable” for updated information regarding the Company’s Participation in the Nacadie trade finance facility.

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of September 30, 2018, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $502,500. In June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin have appealed to the court of appeals.  The court of appeals will decide on the commercial court’s rejection of the suspension and whether to affirm or reverse the commercial court’s final ruling in favor of IIG.

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

As a short-term trade finance facility, Algodonera was valued utilizing the cost approach through the quarter ended September 30, 2017. However, based on the fact that any future payments made by Algodonera with respect to this Participation will turn on the ultimate outcome of the above-mentioned legal proceedings and that future projected cash flows would therefore no longer be applicable, the Company decided it would be more appropriate to utilize the collateral based approach to value this position beginning with the December 31, 2017 year-end financial statements. The Company further modified its valuation methodology to the income approach as of June 30, 2018, given that the commercial court has already issued a final ruling (that is currently pending appeal) and based on the recent developments with respect to the court proceedings described above.

Given the new information learned by the Company about this investment as well as investments described under the captions, “—IIG Trade Opportunities Fund B.V. Receivable” and “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”,

during the third quarter of 2018, with the authorization of the board of managers, the Company engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of these investments. For the quarter ended June 30, 2018, the Company asked the independent valuation firm to perform the limited procedures on these three investments, comprising approximately 5.3% of the total investments at fair value as of June 30, 2018, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of the Company’s investments described under the captions “—Algodonera Avellaneda, S.A.”, “—IIG Trade Opportunities Fund B.V. Receivable”, and “—Frigorifico Regional Industrias Alimentarias S.A. Sucursal Uruguay”, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith.

As described above, a payment guarantee has been secured from Zurich Insurance Group through the commercial court, the value of which is sufficient to pay off all outstanding principal and accrued interest. Although IIG has expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, Vicentin and Algodonera. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $5,839,047 as of September 30, 2018.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is a Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received one interest payment under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda, S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  As of the date of this filing, IIG has informed the Company that although it has reviewed its books and records, it cannot locate all of the original documents requested by the Company.  In connection with its review of this investment and in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the second quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Quarterly Report on Form 10-Q.  As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.  Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not yet received a written agreement from IIG to this effect.  Given IIG’s acknowledgement of its error and its contractual obligations to the Company as a sub-advisor and fiduciary to the Company, the Company believes that it is likely that IIG will repay the Company in full.  The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $5,776,412 as of September 30, 2018. The Company has placed this receivable on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $134,167 for the three and nine months ended September 30, 2018.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of September 30, 2018, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG is also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. IIG has confirmed to the Company that FRIAR continues to operate and is a going concern.

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

As a short-term trade finance facility, FRIAR was valued at cost through the quarter ended September 30, 2017. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, as of the December 31, 2017 year-end financial statements the Company believed the most appropriate valuation method to be the collateral based approach. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is a combination of the collateral based approach and the income approach. The Company is continuing to utilize the collateral based approach due to IIG’s continued reliance on the court proceedings to secure repayment, but determined to also utilize the income approach based on the recent developments with respect to the court proceedings described above.

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG has expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, FRIAR, Vicentin and Algodonera. The Company determined that the most appropriate method to calculate the fair value of this investment as of September 30, 2018 is to take the average of the value resulting from the Company’s analysis and the midpoint of the independent valuation firm’s estimate of the range of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $8,113,948 as of September 30, 2018. The Company placed the Participation on non-accrual status effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $264,500 and $784,875, respectively.

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

IIG has stated that it has been in active discussions with other CAGSA lenders and has sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG has informed the Company that IIG is a member of the creditors committee, which will determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations as well as the financial impact of a potential restructuring, the Company has decided that starting with the quarter ended June 30, 2018, the collateral based approach is a more appropriate valuation method. Therefore, based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $333,819 for the three and nine months ended September 30, 2018. The Company has estimated the fair value of the principal amount of this investment to be $10,432,518 as of September 30, 2018 based on the collateral based approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of September 30, 2018, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through September 30, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2018, with an annual renewal option.  Ultimately, it is believed that Sancor will be sold and that all principal and interest due the Company will be paid upon this sale.  Due to the uncertainty associated with the timing and final terms of such sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined the fair value of the principal amount of this investment to be $5,146,407 based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing of a potential sale.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.    As of September 30, 2018, the outstanding principal balance on this Participation was $1,326,688 and accrued interest amounted to $111,220. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and is developing a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, is currently working with Functional on restructuring the facility, which it believes will be completed in the near term. As of September 30, 2018, the Company has estimated the fair value of the principal amount of its investment in Functional to be $1,326,688 based on the income approach, discounted to present value using the expected yield to maturity, assuming the facility is restructured in the manner in which IIG has informed the Company it expects to be restructured.  The expected yield to maturity increased to reflect uncertainty around the restructuring.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of September 30, 2018, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of September 30, 2018 amount to $15,311. Repayment on the participation interest has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of September 30, 2018, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$11,092,764	$9,659,965	$33,323,808	$23,039,392
Interest from cash	52,940	82,008	136,106	331,827
Total investment income	11,145,704	9,741,973	33,459,914	23,371,219
Management fees	1,986,846	1,658,314	5,988,274	4,721,832
Incentive fees	1,480,249	1,447,154	4,583,508	3,276,012
Professional fees	775,584	254,790	1,256,378	923,991
General and administrative expenses	422,456	323,273	1,307,687	989,505
Interest expense	504,954	215,449	1,439,666	256,540
Board of managers fees	54,375	54,375	163,125	163,125
Total expenses	5,224,464	3,953,355	14,738,638	10,331,005
Expense support payment to (from) Sponsor	-	(872,653)	387,000	(3,831,414)
Net expenses	5,224,464	3,080,702	15,125,638	6,499,591
Net investment income	$5,921,240	$6,661,271	$18,334,276	$16,871,628

Revenues

Three months ended September 30, 2018 and 2017

 For the three months ended September 30, 2018 and 2017, total investment income amounted to $11,145,704 and $9,741,973, respectively.  Interest income increased by $1,432,799 during the three months ended September 30, 2018 from the same period in 2017 as a result of an increase in our weighted average investment portfolio of approximately $78,483,000 offset by a decrease in the weighted average yield of approximately 1.4% from a weighted average yield of 13.7% for the three months ended September 30, 2017 to approximately 12.3% for the three months ended September 30, 2018. The decrease in yield was primarily due to a change in the mix of investments in our portfolio and increase in non-accrual loans.

During the three months ended September 30, 2018, $8,009,102 or 72.2% of the interest income earned came from loan and trade finance participations and $3,083,417 or 27.8% came from direct loans. In addition, we earned $52,940 in interest income on our cash balances.

During the three months ended September 30, 2017, $7,398,310 or 76.6% of the interest income earned came from loan participations and $2,260,570 or 23.4% came from direct loans. In addition, we earned $82,008 in interest income on our cash balances.

Nine months ended September 30, 2018 and 2017

For the nine months ended September 30, 2018 and 2017, total investment income amounted to $33,459,914 and $23,371,219, respectively.  Interest income increased by $10,284,416 during the nine months ended September 30, 2018 from the same period in 2017 as a result of an increase in our weighted average investment portfolio of approximately $116,478,000 offset by a decrease in the weighted average yield of approximately 0.4% from a weighted average yield of 12.8% for the nine months ended September 30, 2017 to approximately 12.4% for the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, $23,358,783 or 70.1% of the interest income earned came from loan and trade finance participations and $9,965,025 or 29.9% came from direct loans. In addition, we earned $136,106 in interest income on our cash balances.

During the nine months ended September 30, 2017, $18,549,103 or 80.5% of the interest income earned came from loan and trade finance participations and $4,489,204 or 19.5% came from direct loans. In addition, we earned $331,827 in interest income on our cash balances.

Expenses

Three months ended September 30, 2018 and 2017

Total operating expenses, excluding the management and incentive fees, incurred for the three months ended September 30, 2018 increased by $909,482 to $1,757,369 from $847,887 for the three months ended September 30, 2017.  The increase was primarily due to the following: 1) an increase in interest expense of $289,505, which was attributable to the addition of leverage, 2) an increase in general and administrative expenses of $99,183, which was primarily due to an increase in expense reimbursements to our sub-advisors, and 3) an increase in professional fees of $520,794, which was due in part to additional fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and the preparation of our Quarterly Report on Form 10-Q for the period ended June 30, 2018. Our Sponsor did not assume responsibility for any of our operating expenses for the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018 and 2017, the management fees amounted to $1,986,846 and $1,658,314, respectively. The incentive fees for the three months ended September 30, 2018 and 2017 amounted to $1,480,249 and $1,447,154, respectively.  None of the management fee for both periods ended September 30, 2018 and 2017 was assumed by our Sponsor under the Responsibility Agreement. In addition, for the three months ended September 30, 2017, $872,653 of the incentive fees was assumed by the Sponsor under the Responsibility Agreement.  The increases in the management fees was due to our increase in net assets.

Nine months ended September 30, 2018 and 2017

Total operating expenses, excluding the management and incentive fees, incurred for the nine months ended September 30, 2018 increased by $1,833,695 to $4,166,856 from $2,333,161 for the nine months ended September 30, 2017.  The increase was primarily due to the following: 1) an increase in interest expense of $1,183,126, which was attributable to the addition of leverage, 2) an increase in general and administrative expenses of $318,182, which was primarily due to an increase in expense reimbursements to our sub-advisors; and 3) an increase in professional fees of $332,387, which was due in part to additional fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and the preparation of our Quarterly Report on Form 10-Q for the period ended June 30, 2018. Our Sponsor did not assume responsibility for any of our operating expenses for the nine months ended September 30, 2018 while $1,129,903 of expenses paid or incurred by us were assumed by our Sponsor under the Responsibility Agreement for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017, the management fees amounted to $5,988,274 and $4,721,832, respectively. The incentive fees for the nine months ended September 30, 2018 and 2017 amounted to $4,583,508 and $3,276,012 respectively.  None of the management fee for both periods ended September 30, 2018 and 2017 was assumed by our Sponsor under the Responsibility Agreement.  In addition, for the nine months ended September 30, 2017, $2,701,511 of the incentive fees was assumed by the Sponsor under the Responsibility Agreement, while none of the incentive fee for the nine months ended September 30, 2018 was assumed by our Sponsor.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three and nine months ended September 30, 2018 and 2017. We recorded unrealized gains of $1,080,222 for the three months ended September 30, 2018. For the nine months ended September 30, 2018, we recorded net unrealized losses of $2,799,824. We had no unrealized gains or losses for the three and nine months ended September 30, 2017.

Changes in Net Assets from Operations. For the three months ended September 30, 2018, we recorded a net increase in net assets resulting from operations of $7,000,812, which consisted of net investment income, of $5,921,240, net change in unrealized appreciation on investments of $1,080,222 and foreign exchange loss of $650. For the three months ended September 30, 2017, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $6,661,271.

For the nine months ended September 30, 2018, we recorded a net increase in net assets resulting from operations of $15,524,275 which consisted of net investment income, of $18,334,276, net change in unrealized depreciation on investments of

$2,799,824 and foreign exchange loss of $10,177. For the nine months ended September 30, 2017, we recorded a net increase in net assets resulting from operations, which consisted entirely of net investment income, of $16,871,628.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018, we had approximately $44 million in cash. This was a large increase from the prior quarter where we had approximately $11 million in cash, which was due to significant prepayments along with delays in deployment on a couple of large potential investments. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations until December 31, 2017, our Sponsor has absorbed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses covered under the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the cumulative Company Expenses.  The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2018. The Company did meet the Reimbursement Hurdle for the second quarter of 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been recorded as expenses of the Company for the nine months ended September 30, 2018. As of September 30, 2018, there is a remaining aggregate balance of approximately $16,266,800 in expenses covered by the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet payable by the Company to the Sponsor. Following the end of the primary offering, which terminated on March 31, 2017, the Sponsor can demand the reimbursement of operating expenses covered by the Responsibility Agreement if it does not cause a drop in the net asset value per unit.  Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

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

We may borrow funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. On February 17, 2017, TGIFC issued an additional $225,000 in the second series of notes under the private offering. As of September 30, 2018, we had raised $1.86 million in the note offering and $310,000 of such debt was outstanding after repayment of $1.55 million during 2017 and the first quarter of 2018. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of September 30, 2018, TGIFC has $22.75 million total outstanding under the Symbiotics Facility and may request an additional $17.5 million, subject to the conditions precedent set forth in the second Facility Agreement, including availability of funding.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of September 30, 2018, we have $28,060,000 in total debt outstanding with a debt to equity ratio of 7.7%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of September 30, 2018:

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the offering. As of September 30, 2018, there is a remaining balance of approximately $436,700 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017 and may pay additional accrued operating expenses of the Company, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.3 million through September 30, 2018.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the nine months ended September 30, 2018, we paid a total of $20,748,232 in distributions, comprised of $13,160,235 paid in cash and $7,587,997 reinvested under our DRP.

The following table summarizes our distributions declared for 2018 and 2017, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities
March 31, 2018	$0.17377	$4,401,276	$2,702,524	$7,103,800	$4,401,276	$—
June 30, 2018	$0.15349	4,365,046	2,433,854	6,798,900	4,365,046	—
September 30, 2018	$0.15518	4,393,913	2,451,619	6,845,532	4,393,913	—
Total for 2018		$13,160,235	$7,587,997	$20,748,232	$13,160,235	$—

March 31, 2017	$0.17377	$3,060,697	$2,505,036	$5,565,733	$3,060,697	$—
June 30, 2017	$0.17570	3,563,882	2,877,370	6,441,252	3,563,882	—
September 30, 2017	$0.17570	3,720,660	2,939,388	6,660,048	3,720,660	—
December 31, 2017	$0.17764	3,940,204	2,945,618	6,885,822	3,940,204	—
Total for 2017		$14,285,443	$11,267,412	$25,552,855	$14,285,443	$—

Related Party Transactions

For the nine months ended September 30, 2018 and 2017, the Sponsor assumed responsibility for $0 and $3,831,414 of the Company’s operating expenses, management fees and incentive fees, which are deferred under the Responsibility Agreement.

For the nine months ended September 30, 2018 and 2017, the Advisor earned $5,988,274 and $4,721,832, respectively in management fees and $4,583,508 and $3,276,012, respectively, in incentive fees.

Since the inception of the Company through September 30, 2018, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,240,200 of expenses, which have been accrued by the Sponsor as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2018. The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018 and has recorded expenses of $387,000 for the nine months ended September 30, 2018, which are payable to the Sponsor as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,240,231 and $3,997,314, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the nine months ended September 30, 2018 and 2017, the Company paid $6,252 and $636,088, respectively, in dealer manager fees and $19,270 and $2,465,110, respectively, in selling commissions to the Company’s dealer manager, SC Distributors, LLC. All of the selling commissions and the dealer manager fees paid during the nine months ended September 30, 2018 were paid in connection with a private placement of the Company’s units. These fees and commissions were paid in connection with the sales of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations.

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

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from November 1 through November 30, 2018. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP on or about December 4, 2018.

Investments

Subsequent to September 30, 2018 through November 12, 2018, the Company funded approximately $28.3 million in new trade finance participations and received proceeds from repayment of trade finance participations of approximately $1.9 million.

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

With respect to warrants and other equity investments, as well as certain fixed income investments, we may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies, option pricing models or industry practices in determining fair value. We may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors we deem relevant in measuring the fair values of our investments.

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At September 30, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $33,592,656 or 9.8% of the fair value of the Company’s total investments. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the companies on non-accrual status as of September 30, 2018 amounted to approximately $1,002,067 and $2,052,814, respectively, for the three and nine months ended September 30, 2018.

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

Payment-in-Kind Interest

We may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three and nine months ended September 30, 2018, the Company earned and capitalized PIK interest of $1,306,165 and $3,170,529, respectively.  There was no PIK interest earned for the three and nine months ended September 30, 2017.

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

In prior periods, we had been recording distribution fees as a periodic charge to equity as they are incurred.  Starting in June 2016, we determined to account for the distribution fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. We account for the ongoing dealer manager and services fees paid in connection with the sale of Class W and I units in the private placement in the same manner. At September 30, 2018, the estimated unpaid aggregate distribution fees and the unpaid dealer manager fees amounted to $1,374,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on our behalf. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by us only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of September 30, 2018 and December 31, 2017. These expense reimbursements are subject to regulatory caps and approval by our board of managers.  Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, we no longer pay the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. We will continue to incur certain organization and offering costs associated with the Distribution Reinvestment Plan and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to one of its private placements.  As of September 30, 2018, the Sponsor has incurred approximately $523,500 in organization and offering costs on our behalf related to private placements of our units.  As of September 30, 2018, we have reimbursed $86,784 of the organization and offering incurred relating to such private placements and have no obligation to reimburse the Sponsor for the remainder.

Expense Responsibility Agreement

On March 26, 2018, the Company, the Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, management fees, and incentive fees on behalf of the Company and will pay or reimburse to the Company an additional $4,240,200 of expenses, which have been accrued by the Sponsor as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such management fees and incentive fees accrued to date have been reimbursed.  The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2018. The Company did meet the Reimbursement Hurdle for the second quarter of 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been recorded as expenses of the Company for the nine months ended September 30, 2018. As of September 30, 2018, there is a remaining aggregate balance of approximately $16,266,800 in expenses covered by the Responsibility Agreement which have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Income Taxes

We believe we are properly characterized as a partnership for U.S. federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S. federal income tax at the entity level.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2018, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, effective June 30, 2016, the Company records liabilities (i) for ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of September 30, 2018, under GAAP, the Company recorded a liability in the aggregate amount of $1,374,000 for the estimated future amount of Class C units distribution fees, Class I units dealer manager fees, Class W units ongoing dealer manager fees and Class W units service fees payable. The Company is not required to determine its net asset value under GAAP and the Company’s determination of net asset value per unit for Class C units, Class I units and Class W units now varies from GAAP.  Prior to April 1, 2017, the Company deducted the liability for the estimated future distribution fees in the Company’s net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than the Class C units with the difference being the result of the Company’s deduction of estimated future distribution fees with respect to Class C units. The Company determined that the prior approach is not the most appropriate for determining the net asset value per unit for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per unit for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of September 30, 2018, each of the Class A, Class C and Class I units have the same net asset value per unit of $8.355. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.174 from $8.529 as of March 31, 2017 to $8.355 as of September 30, 2018 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017 and first quarter of 2018. The Company also failed to realize sufficient investment income to cover operating expenses during the second and fourth quarters of 2017 and first quarter of 2018. In addition, during the second quarter of 2018, the Company recorded approximately $3.0 million in unrealized depreciation on its investments.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we identified a control deficiency that resulted in a material weakness in our internal control over financial reporting. Immediately following the identification of this control deficiency, which deficiency was limited to our oversight of one of our sub-advisors and certain of our investments for which it is the sub-advisor, we took steps to remediate that deficiency. Specifically, we enhanced the procedures to be followed in connection with the oversight of our sub-advisors and when we identify, evaluate, document and monitor the impact of the terms of credit agreements and related agreements.  These enhancements include the following, which are intended to ensure that our employees consistently follow the policies and procedures we have established to ensure we receive complete and accurate documentation needed for counterparty underwriting purposes and to ensure that we have information necessary for accurate and complete underwriting and valuation of our investments: (i) we enhanced our internal review procedures, such that the responsibility for reviewing and confirming that we have the complete documentation required by our written policies has been transferred from our investment team to our operations/compliance team; (ii) we implemented procedures to ensure that we receive updated financial information for our counterparties on a timely basis by providing that our internal finance team will complete an audit of the counterparty if the financial statements for the counterparty are more than 12 months old; (iii) we implemented personnel changes to address the failure by certain personnel to effectively perform required procedures; and (iv) we completed a thorough audit of our records and files to ensure that there are not any other instances of missing or incomplete documentation which could impact our underwriting or valuation of our other investments and we confirmed that this deficiency was an isolated incident.  Given the enhancements we have made, we do not think that it is likely that these isolated failures to execute our written policies will recur. Management, together with the audit committee, believes these enhancements and actions have improved our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, we sold an aggregate of 34,267 units of Class A, Class C, Class I, Class W, Class Y and Class Z units to accredited investors for an aggregate amount of $290,000 pursuant to a private placement. SC Distributors, LLC served as the dealer manager in connection with the private placement. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

Unit Repurchase Program

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we conduct quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit our unitholders’ ability to sell their units. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our distribution reinvestment plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the second and third quarters of 2018 were redeemed at a price equal to $8.421 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of March 31, 2018.

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

During the three months ended September 30, 2018, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
7/01/2018 - 7/31/2018	513,923	$8.421	513,923	884,619
8/01/2018 - 8/31/2018	—	—	—	884,619
9/01/2018 - 9/30/2018	—	—	—	884,619
Total	513,923	$8.421	513,923

During the three months ended September 30, 2018, we repurchased 513,923 units for a total of $4,327,746.  In addition, as of September 30, 2018, there were 84 repurchase requests for a total of 447,662 units that were pending which were processed by the Company during October 2018 at a price of $8.421 per unit.

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

3.2	Fifth Amended and Restated Limited Liability Company Operating Agreement dated January 20, 2018. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 25, 2018.

4.1	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on March 09, 2018.

4.2	Third Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on March 09, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 14, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 14, 2018	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 14, 2018	By:	/s/ Brent L. VanNorman
Brent L. VanNorman
Chief Financial Officer