Form 10-K
period 2018-12-31
TriLinc Global Impact Fund LLC
filed 2019-03-29
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

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

As of March 26, 2019, the Company had outstanding 18,053,592 Class A units, 8,284,495 Class C units, 10,607,913 Class I units, 24,555 Class W units, 1,197,830 Class Y units and 5,965,037 Class Z units.

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

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 18. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2018, the Company has 13 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

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

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we commenced our initial public offering of up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in our primary offering, consisting of Class A units and Class C units at the initial offering prices of $10.00 per unit and $9.576 per unit, respectively, and Class I units at $9.025 per unit, which we refer to as the primary offering, and up to $250 million of units pursuant to our distribution reinvestment plan, which we refer to as the Distribution Reinvestment Plan, and which we collectively refer to as the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. In June 2013, we satisfied our minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017. Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the Distribution Reinvestment Plan.

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

For the year ended December 31, 2018, we issued 1,175,826 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $10,028,000. In addition, for the year ended December 31, 2018, we issued 6,240,356 of our units for gross proceeds of approximately $53,117,000 pursuant to a private placement.

As of December 31, 2018, we had issued an aggregate of 47,737,792 of our units, including 3,625,121 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $447,887,000 including approximately $32,128,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,786,000 and selling commissions of $16,924,000, for net proceeds of $426,177,000).

Our Dealer Manager

SC Distributors, LLC, or SC Distributors, a Delaware limited liability company formed in March 2009, served as our dealer manager for the Offering. Strategic Capital Advisory Services, LLC, or Strategic Capital, is an affiliate of SC Distributors and has an equity interest in our Advisor. SC Distributors is a member firm of the Financial Industry Regulatory Authority, or FINRA. SC Distributors received dealer manager fees and selling commissions, and receives distribution fees and other ongoing fees with respect to certain classes of units sold while SC Distributors was the dealer manager. In addition, SC Distributors received certain reimbursements for services relating to our Offering.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered as an investment adviser with the SEC. Led by its Chief Executive Officer and President, Gloria Nelund, its  Chief Financial Officer, Mark Tipton, its Chief Operating Officer, Scott Hall, its Chief Compliance Officer, Brent VanNorman, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, Strategic Capital is entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Amended and Restated Advisory Agreement, dated as of February 25, 2014, by and between the Company and the Advisor, as renewed through February 25, 2020 (the “Advisory Agreement”). See “Investment Advisory Agreements and Fees” section below.

We seek to capitalize on the significant investment experience of our Advisor’s management team, which has over 100 years of collective experience in financial services and investment. Our CEO and President, Gloria Nelund, founded our Sponsor in 2008 after a thirty year career in the international asset management industry.

As of the date of this report, we have engaged, through our Advisor, eleven third-party investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. As noted below, we have determined not to make any additional investments sourced by one of the eleven sub-advisors. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who will source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-advisors, who focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors must have strong, independent risk controls and must screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

TriLinc Advisors has contracted the following third-party investment managers to act as sub-advisors:

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

•

Barak Fund Management Ltd. (Barak): an Africa-based asset management company founded in 2008 that is focused on providing trade finance to small and middle market companies. Barak specializes in sourcing and originating mainly commodity and agricultural-related transactions with strong collateral characteristics. With affiliate offices in Mauritius and South Africa, the Barak team is positioned to source and take advantage of the numerous opportunities that arise in some of the world’s fastest growing economies. Barak has completed over $2.4 billion in transactions since its inception. Barak’s two founding principals have more than 35 years of combined experience in trading, international banking and private equity investment in Africa. Both possess specialist expertise in the agricultural and commodities sectors, developed at a variety of world class institutions such as Standard Bank, Absa, Barclays and Rand Merchant Bank. Barak serves as a secondary sub-advisor.

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

•

TRG Management LP (“TRG,” d/b/a The Rohatyn Group): founded in 2002, TRG is one of the leading emerging markets asset management firms. The firm and its affiliates manage assets of more than $5.5 billion with product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate. TRG is headquartered in New York, with offices around the globe including Brazil, Mexico, Peru, Uruguay, Argentina, India, Singapore, Hong Kong and London. TRG’s Latin American Credit Team (“LACT”) is composed of four senior members, the majority of whom have been with the firm since 2004. Collectively, the principals have over 100 years of investment experience in institutional lending, debt structuring, sales and trading, and high-yield distressed debt transactions with previous tenures at leading financial institutions including J.P. Morgan, Citibank, Merrill Lynch, BBVA and the World Bank. With a deep network of relationships throughout Latin America, LACT has deployed over $490 million, since 2004, in credit transactions in some of the region’s most predominant sectors, including the utility, telecommunications, retail, and energy industries. TRG’s disciplined investment process, diligent investment administration and operations infrastructure support LACT and its strategy to create substantial value for its investors and SMEs that are currently underserved by traditional banks and financial intermediaries operating in the region. TRG serves as a secondary sub-advisor.

•

Alsis Funds, S.C. (“Alsis”): a Latin America-focused asset management firm with offices in Mexico City and Miami that has deployed over $257 million, including over $110 million asset-based lending, since its inception in 2007. Alsis is managed by a team of locals with significant experience, market knowledge, and extensive in-country networks. While Alsis’ investment activity is primarily in Mexico, the firm is a material provider of capital to the growing SME segment and real estate industry across the region, having deployed capital in key growth industries. Alsis executes its SME strategy through a direct private lending approach that focuses on transactions that can be collateralized by purchase contracts with strong off-takers and also targets companies seeking financing backed by financial assets or real estate assets. Alsis’ principals possess over 65 years of combined experience in transaction sourcing, underwriting, credit analysis, and asset management, at firms such as J.P. Morgan Chase, Deutsche Bank, Bear Stearns, and BBVA Bancomer. Alsis serves as a secondary sub-advisor.

•

Scipion Capital, Ltd. (“Scipion”): a Sub-Saharan Africa-focused investment management firm that has deployed over $450 million in trade finance transactions since its inception in 2007. Headquartered in London, with an office in Geneva and investment team member presence in Botswana and South Africa, the firm focuses its investment strategy on managing a diversified portfolio of trade finance assets across multiple industries, geographies, and financing structures. More specifically, Scipion’s emphasis on short duration and self-liquidating transactions is a cornerstone of its investment strategy and has helped build its reputation as one of the leading trade finance managers in the region. Scipion accomplishes its value proposition through the provision of short-term liquidity, usually with facility tenors of 120 days or less, to SMEs engaged in export and import-related transactions that would otherwise not have time-efficient access to finance from local financial institutions. Furthermore, Scipion’s investments pursue strong collateral coverage profiles consisting of inventory and accounts receivables. Scipion’s principals execute the firm’s strategy through over 55 years of combined experience in banking, emerging markets, and trade finance in Africa, at firms such as Credit Suisse, Citicorp Investment Bank, Standard Chartered Bank, and Barclays. Scipion serves as a secondary sub-advisor.

•

EuroFin Investments Pte Ltd. and EFA RET Management Pte Ltd. (the “EFA Group”): a Southeast Asia-headquartered asset manager that specializes in term loan and trade finance strategies, respectively, through its affiliated firms. Since inception in 2003, EFA Group has deployed over $5.4 billion in trade finance and term loan transactions globally, including over $107 million in term loan transactions in the Company’s target geographies of Vietnam, Malaysia, Indonesia, and Philippines. Headquartered in Singapore with offices in London, Geneva, Istanbul, and Dubai, EFA Group is a signatory to the United Nations-supported Principles for Responsible Investment and is managed by an experienced team of investment professionals with in-depth market knowledge and extensive in-country networks. The synergy between the affiliated firms capitalizes on proprietary information and market intelligence, enabling EFA Group to execute structured senior secured mid-term loans to middle-market enterprises operating along the region’s real economy value chains. Through its complementary lending strategies, EFA Group structures term loan products with strong collateral packages that include hard assets as well as service contracts, inventory, and share pledges. The execution of EFA Group’s term loan strategy is led by the firm’s principals who have 69 years of combined experience in lending strategies throughout the region, including past tenures at Rabobank Singapore, Noble Trade Finance Limited, FINCO Asia, PwC, and Calyon CIB. EFA Group’s investment activities are supported by a global network of more than 50 employees who provide strategic deal origination, credit underwriting, asset management, operations, and financial administration expertise. EFA Group’s experienced team and extensive track record of facilitating timely and flexible financing to growth-stage enterprises in the region is deepened by a diverse investor base, including top-tier pension funds, insurance companies, funds of funds, and family offices. The EFA Group serves as a secondary sub-advisor.

•

TransAsia Private Capital Ltd. (“TransAsia”): a Hong Kong based asset management firm, established in 2013, focusing on extending short-and long-term trade finance to mid-sized private companies in South and Southeast Asia, such as trading companies, agricultural producers, and manufacturers, who sell directly to overseas buyers. Since its inception, TransAsia has deployed approximately $350 million in over 850 Asian trade finance transactions. TransAsia’s extensive in-country network allows the firm to leverage its reputation in the region to strengthen historical relationships and develop new relations with prospective clients. TransAsia’s competitive advantage is supported by its sophisticated institutional investor base. TransAsia has recognized that over the past five years, the demand for Asian trade finance, particularly for longer-dated transactions, has outpaced supply due to changes in regulatory capital requirements. TransAsia aims to reduce the widening gap in the lending market, created in large part by banks that have reallocated credit lines to larger borrowers. TransAsia seeks to provide trade finance and term loans to borrowers in Indonesia, Malaysia, Philippines, Cambodia, Thailand, Singapore, and Hong Kong, matching the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options. TransAsia’s three principals are well-versed in Asian debt asset management with 90 years of combined experience in banking, private equity, and private debt. Each partner has robust experience in Asian markets developed at leading global financial institutions such as Lloyds, Chase Bank, Income Partners Asset Management, MeesPierson/Fortis Bank, and HypoVereinsbank. TransAsia’s credit analysis and structuring teams are further supported by an in-house credit scoring system that is used for risk structuring, management, and monitoring. TransAsia serves as a secondary sub-advisor.

•

Africa Merchant Capital Group (“AMC”): a U.K.-based boutique merchant banking services business founded in 2012, that established AMC Trade Finance (“AMCTF”) in 2016 in order to implement its middle market trade finance strategy in Sub-Saharan Africa. The global regulatory environment has reduced commercial banks’ appetite to deploy funds into the African trade finance market, and non-banking sectors have insufficient capital resources, leaving the SME sector underfunded. AMCTF aims to increase the availability of trade finance for domestic and regional trade in Sub-Saharan Africa through offering a range of flexible short term trade finance product solutions. The AMCTF product range includes off-balance sheet stand-alone transactional facilities, back-to-back Letter of Credit (“LC”) facilities, trade-receivable discounting, supplier cash payments and documentary collections. AMCTF actively works with their borrowers to understand their needs, and structures solutions that complement each borrower’s operations, as well as their banking arrangements, and works alongside commercial banks that issue the letters of credit to guarantee payments. AMCTF’s principals have over 80 years of combined experience in banking, corporate finance, trade finance, and emerging markets, including past tenures at GLI Finance, Legion Trade Finance, Barclays, Wells Fargo, Templewood Merchant Bank, Scipion Capital, First Rand Group and ABSA, and have completed over $1.5 billion in trade finance transactions. AMCTF is able to draw upon its unique expertise and networks, enabling consistent asset origination, credit structuring and risk management, and merchant financing services. TriLinc’s partnership with AMCTF will help to provide short term trade finance to borrowers trading into or out of most countries in Sub-Saharan Africa, including Botswana, Mauritius, Namibia, Kenya, South Africa, Nigeria, Ghana, Tanzania, Uganda, and Zambia, responding to the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options. AMC serves as a secondary sub-advisor.

•

CEECAT Capital Limited & CCL Investments SARL (collectively “CCL Capital” or “CCL Investments”): established in 2014, CCL Capital is a European-focused spin-off of ADM Capital group (“ADM Capital”), which has specialized in recovery, special situations and stressed opportunities across Asia since 1998, and in the Central and Eastern Europe, Central Asia and Turkey (“CEECAT”) region since 2005. CCL Capital manages all of ADM Capital’s legacy assets in the CEECAT region and focuses on extending private credit to SMEs who cannot access regular bank financing due to factors such as local regulatory restrictions on bank lending, illiquidity or stress in the banking sector, delays in the bank approval process, collateral coverage mismatch for local banks, among others.  CCL Capital’s principals have 42 years of combined experience in corporate and structured finance, cash equity sales and equity derivative sales, including past tenures at Merrill Lynch, DEG, The World Bank, IFC, KPMG Transaction Services,  and Allen & Overy, and have completed a total of ~$299 million (equivalent to €255 million) in debt investment deals across the CEECAT region. CCL Capital has a demonstrated track record in establishing, operating, managing and advising funds that invest in companies across the region through utilizing their strong cultural knowledge of the local legal jurisdictions and regulatory compliance requirements. CCL Capital seeks to provide term loans to borrower companies primarily operating in Bulgaria, Croatia, Hungary, Romania, Serbia, Slovakia, and Slovenia. Following the 2008 financial crisis, SMEs have found it challenging to source capital in the CEECAT region given the dominance of foreign-owned banks in the local markets and the consequent withdrawal of capital once the financial crisis hit. The SME sector represents 90% of all corporations in the region and is a major source of employment, production and income tax. SMEs possess a number of constraints when seeking growth capital, including insufficient access to capital markets, lack of financial management, insufficient equity capital, and difficulty in accessing bank finance. With scarce access to capital, CCL Capital is able to scale this market by being one of the few private debt providers targeting SMEs in this region. CCL Capital differentiates itself from traditional bank lenders by structuring its facilities to focus on improving corporate governance by working closely with the borrower’s management team to improve the finance functions of the borrower company, such as accounting transparency, better financial planning, and cash flow management. CCL Capital implements improvements in the areas of operations, strategy, and environmental and social practices for its borrowers. The directors appointed by CCL Capital are expected to strengthen the borrower’s corporate governance through active participation and by establishing the functions and operations of the board. Critical environmental and social roadmaps are identified during the due diligence phase with the help of third party consultants, who are often employed by CCL Capital to further counsel and monitor the implementation of post investment action plans and management systems against the IFC Performance Standards. Since capital is scarce for SMEs in Emerging Europe, CCL Capital believes that the ultimate goal of their facilities is to see their investee companies access the formal banking sector by demonstrating strong financial ratios, improved governance, and a track record of responsible financial management. CCL Capital serves as a secondary sub-advisor.

•

The International Investment Group L.L.C. (“IIG”): as noted above, although we have entered into a sub-advisory arrangement with IIG through TriLinc Advisors, we have determined not to make any further investments with IIG as the sub-advisor.  IIG is the sub-advisor with respect to six of the twelve investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  We have determined not to engage in any new business with IIG due in part to IIG’s failure to provide us with complete and accurate information with respect to our investments for which IIG is the sub-advisor, the misapplication of $6 million that we had invested in 2017 and the failure to return our funds that were misapplied. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments for more information.

TriLinc Advisors is a joint venture between our Sponsor and Strategic Capital. The purpose of the joint venture is to permit our Advisor to capitalize upon the expertise of our Sponsor’s management team as well as the experience of the executives of Strategic Capital in providing advisory services in connection with the formation, organization, registration and operation of entities similar to us. Strategic Capital has provided certain services to, and on behalf of, our Advisor, including but not limited to formation and advisory services related to our formation, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services.

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

During the year ended December 31, 2018, we invested, either through direct loans or loan participations, approximately $207.0 million across 26 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and short term investments. Additionally, we received proceeds from repayments of investment principal of approximately $166.5 million. During the year ended December 31, 2016, we had invested approximately $323.2 million across 37 portfolio companies and received repayments of $196.6 million.

At December 31, 2018, our portfolio included 47 companies and was comprised of $88,858,707 or 23.8% in senior secured term loans, $189,157,819 or 50.7% in senior secured term loan participations, $80,236,312 or 21.5% in senior secured trade finance participations, and $13,644,683 or 3.7% in short term investments. At December 31, 2017, our portfolio included 43 companies and was comprised of $78,573,493 or 23.4% in senior secured term loans, $119,165,378 or 35.6% in senior secured term loan participations, $111,030,621 or 33.1% in senior secured trade finance participations, and $26,500,000 or 7.9% in short term investments.

As of December 31, 2018, we had the following investments:

Description	Sector	Industry Classification	Country	Interest	Maturity (2)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(3)	$2,851,296	$2,851,296
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021		8,063,150	7,866,972
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	China	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		5,468,186	5,468,186
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/27/2020		15,000,000	15,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2020		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(4)	21,367,121	22,447,343
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021		6,840,000	6,840,000
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	10.00%	8/15/2021	(3)	4,465,132	4,465,132
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	12.04%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	13.50%	11/24/2022		13,903,662	13,903,662
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/4.00% PIK	12/7/2023		5,514,667	5,428,294
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/5.50% PIK	8/21/2021		16,459,362	16,459,362
Fiber Optics Network Provider	Telephone Communications	Access to Technology	Colombia	8.95% Cash/3.00% PIK	10/15/2023		19,115,803	18,965,870
Mall Operator	Department Stores	Infrastructure Development	Croatia	5.50% Cash/7.50% PIK	1/23/2021		8,034,348	8,262,375
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021		15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	12.90%	8/31/2022		18,527,237	18,527,237
LNG Infrastructure Developer	Gas Transmission and Distribution	Infrastructure Development	Ghana	15.89%	6/13/2021		17,605,054	17,605,054
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023		19,000,000	18,515,500
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	9.95% Cash/4.00% PIK	3/31/2023		12,970,938	12,970,938
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021		16,168,797	16,083,083
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	12.60%	9/16/2020		12,762,670	12,728,503
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	8.00% Cash/5.00% PIK	7/18/2021		1,958,861	1,917,097
Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	12.00%	12/31/2020		4,300,000	4,300,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.00%	11/1/2019 - 11/16/2019		3,250,844	3,250,844
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(3)	12,500,000	9,316,105
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(3)	6,000,000	4,991,915
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(3)	9,000,000	6,748,935
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(3)	6,000,000	3,784,354
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	16.42% - 17.50%	3/27/2019		10,718,201	10,718,201
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(3)	1,326,687	1,269,586

Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019		35,838	35,838
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(3)	881,800	662,525
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	11.50%	1/2/2019 - 2/14/2019		15,000,000	15,000,000
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	10.00%	1/20/2019 - 2/1/2019		7,000,000	7,000,000
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	12.88%	7/14/2019		2,500,000	2,500,000
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(3)	7,349,626	7,632,234
Cocoa Trader	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	12/27/2018 - 3/27/2019		448,697	448,697
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	3/27/2019		1,275,451	1,275,451
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	3/27/2019		1,329,575	1,329,575
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(3)	785,806	690,616
Electronics Assembler	Communications Equipment	Access to Technology	South Africa	12.00% - 13.00%	1/7/2019 - 2/14/2019		6,029,026	6,029,026
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(3)	803,254	803,254
Fruit Juice Processor B	Food Products	Short Term Notes	Netherlands	10.50%	12/26/2018		4,000,000	4,000,000
Funds held in escrow	Financial services	Other	Ghana	15.34%	N/A		394,946	394,946
Steel Trader	Metals Service Centers and Offices	Short Term Notes	Singapore	12.45%	6/30/2019		3,737,737	3,737,737
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(3)	6,000,000	5,512,000
Total Investments								$372,977,743

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

[3]	See Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
[4]	This investment consists of a senior secured term loan and equity warrants in the borrower.

As of December 31, 2018, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$803,254	0.2%
Access to Technology	64,414,058	17.3%
Inclusive Finance	10,208,186	2.7%
Infrastructure Development	63,838,168	17.1%
Recycling	30,079,577	8.1%
Responsible Consumer Goods Production	9,633,073	2.6%
Responsible Fuel Storage	15,500,000	4.2%
Responsible Industrial Goods Distribution	15,000,000	4.0%
Responsible Logistics Management	25,699,441	6.9%
Responsible Metals Distribution	25,000,000	6.7%
Responsible Natural Resources Distribution	15,000,000	4.0%
Responsible Power Generation	18,527,237	5.0%
Short Term Notes	7,737,737	2.1%
Sustainable Agriculture & Agroprocessing	45,895,341	12.3%
Sustainable Aquaculture & Processing	35,838	0.0%
Sustainable Dairy Production	4,991,915	1.3%
Sustainable Forestry	6,840,000	1.8%
Technological Innovation	7,866,972	2.1%
Other	5,906,946	1.6%
Total	$372,977,743	100.0%

The industrial and geographic composition of our portfolio at fair value as of December 31, 2018 and 2017 were as follows:

	As of December 31, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,167,401	3.3%	$15,351,296	4.6%
Boatbuilding and Repairing	5,428,294	1.5%	—	—
Bulk Fuel Stations and Terminals	—	—	16,545,994	4.9%
Chemicals and Allied Products	15,000,000	4.0%	15,000,000	4.5%
Chocolate and Cocoa Products	10,718,201	2.9%	—	—
Coal and Other Minerals and Ores	30,000,000	8.0%	31,254,315	9.4%
Commercial Fishing	35,838	0.0%	351,559	0.1%
Communications Equipment	6,029,026	1.6%	—	—
Consumer Products	9,457,047	2.5%	10,960,000	3%
Department Stores	8,262,375	2.2%	—	—
Drugs, Proprietaries, and Sundries	803,254	0.2%	1,080,000	0.30%
Electric Services	26,394,209	7.1%	18,527,237	5.5%
Farm Products	9,285,834	2.5%	7,960,987	2.4%
Fats and Oils	3,784,354	1.0%	12,000,000	3.6%
Financial services	5,906,946	1.6%	10,000,000	3.0%
Freight Transportation Arrangement	12,970,938	3.5%	12,464,320	3.7%
Fresh or Frozen Packaged Fish	—	—	3,338,520	1.0%
Food Products	6,607,713	1.8%	1,072,944	0.3%
Gas Transmission and Distribution	17,605,054	4.7%	—	—
Groceries and Related Products	2,500,000	0.7%	3,500,000	1.0%
Hotels and Motels	16,459,362	4.4%	15,807,931	4.7%
Land Subdividers and Developers	16,083,083	4.3%	15,411,497	4.6%
Logging	6,840,000	1.8%	6,840,000	2.0%
Meat, Poultry & Fish	6,748,935	1.8%	9,000,000	2.7%
Metals & Mining	—	—	4,566,481	1.4%
Metals Service Centers and Offices	3,737,737	1.0%
Personal Credit Institutions	5,468,186	1.5%	3,157,735	0.9%
Petroleum and Petroleum Products	15,500,000	4.2%	32,000,000	9.5%
Programming and Data Processing	13,903,662	3.7%	15,714,764	4.7%
Refuse Systems	22,447,343	6.0%	11,315,000	3.4%
Secondary Nonferrous Metals	17,632,234	4.7%	17,349,626	5.2%
Short-Term Business Credit	4,740,000	1.3%	4,740,000	1.4%
Soap, Detergents, and Cleaning	3,250,844	0.9%	1,355,600	0.4%
Street Construction	—	—	10,861,658	3.2%
Telephone and Telegraph Apparatus	7,000,000	1.9%	14,388,525	4.3%
Telephone Communications	37,481,370	10.0%	—	—
Water Transportation	12,728,503	3.4%	13,353,503	4.0%
Total	$372,977,743	100.0%	$335,269,492	100.0%

	As of December 31, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$24,841,309	6.7%	$39,500,000	11.8%
Botswana	4,740,000	1.3%	4,740,000	1.4%
Brazil	22,183,252	6.0%	18,566,060	5.5%
Cabo Verde	16,459,362	4.4%	15,807,931	4.7%
Cameroon	10,718,201	2.9%	—	—
Cayman Islands	—	—	10,000,000	3.0%
Chile	9,136,558	2.5%	1,326,687	0.4%
China	10,000,000	2.7%	10,000,000	3.0%
Colombia	24,434,056	6.6%	3,157,735	0.9%
Croatia	8,262,375	2.2%	—	—
Ecuador	35,838	0.0%	3,690,079	1.1%
Ghana	52,027,237	14.0%	34,027,237	10.1%
Guatemala	662,525	0.2%	881,800	0.3%
Hong Kong	37,000,000	9.9%	41,346,389	12.3%
Indonesia	—	—	14,193,994	4.2%
Jersey	18,515,500	5.0%	—	—
Kenya	12,970,938	3.5%	12,464,320	3.7%
Malaysia	15,000,000	4.0%	15,000,000	4.5%
Mauritius	2,500,000	0	3,500,000	1.0%
Mexico	22,447,343	6.0%	11,315,000	3.4%
Morocco	7,632,234	2.1%	7,349,626	2.2%
Namibia	16,083,083	4.3%	15,411,497	4.6%
Netherlands	4,000,000	1.1%	—	—
New Zealand	6,840,000	1.8%	6,840,000	2.0%
Nigeria	15,782,226	4.2%	19,106,003	5.7%
Peru	4,465,132	1.2%	21,505,994	6.4%
Romania	1,917,097	0.5%	—	—
Singapore	3,737,737	1.0%	—	—
South Africa	6,719,642	1.8%	1,960,874	0.6%
United Arab Emirates	803,254	0.2%	1,080,000	0.3%
United Kingdom	—	—	20,796,451	6.2%
Uganda	4,300,000	1.2%	—	—
Uruguay	—	—	346,215	0.1%
Zambia	3,250,844	0.9%	1,355,600	0.4%
N/A	5,512,000	1.5%	—	0.0%
Total	$372,977,743	100.0%	$335,269,492	100.0%

As of December 31, 2018, our largest investment represented approximately 5.9% of our net assets or 5.7% of our total portfolio.

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

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2018 and 2017, we had borrowings amounting to $32,875,000 and $28,160,000, respectively. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated when we were formed.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2018, we only had one investment, amounting to approximately $8 million, which was not denominated in U.S. Dollars and we had not entered into any hedging transactions.  At December 31, 2017, all our investments were denominated in U.S. Dollars and, accordingly, we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse the Company for an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017.

The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than asset management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the asset management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such asset management fees and incentive fees accrued to date have been reimbursed.

The Company did not meet the Reimbursement Hurdle for the quarters ended March 31, 2018, September 30, 2018, and December 31, 2018. The Company did meet the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 were paid as expense reimbursements to the Sponsor and have been recorded as expenses of the Company for the year ended December 31, 2018. As of December 31, 2018, there is a remaining aggregate balance of approximately $16,266,800 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter. The Company cannot predict if or when this may occur.

Investment Advisory Agreements and Fees

We have agreed to pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Advisory Agreement. For the years ended December 31, 2018 and 2017, the Company incurred $7,971,062 and $6,484,850, respectively in asset management fees and $6,212,931 and $4,599,941, respectively in incentive fees to our Advisor. For the year ended December 31, 2017, our Sponsor assumed responsibility under the Responsibility Agreement for none of the asset management fee and $2,701,511 of the incentive fee. Our Sponsor did not assume responsibility under the Responsibility Agreement for any of the Company’s operating expenses, including asset management fees and incentive fees, for the year ended December 31, 2018.

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

Concentration of credit risk

At December 31, 2018, our portfolio of $372,977,743 (at fair value) included 47 companies and was comprised of $88,858,707 or 23.8% in senior secured term loans, $189,157,819 or 50.7% in senior secured term loan participations, $80,236,312 or 21.5% in senior secured trade finance participations, and $13,644,683 or 3.7% in short term investments. Our largest loan by value was $21,367,121 or 5.7% of our total portfolio. Our 5 largest loans by value comprised 25.5% of our portfolio at December 31, 2018. Participation in loans represented 72.2% of our portfolio at December 31, 2018.

At December 31, 2018, 12 of our portfolio companies were on our watch list with an aggregate fair value of $48,727,952 or 13.1% of the fair value of the Company’s total investments. See Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Employees

We have no employees. Pursuant to the terms of the Advisory Agreement, our Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for these services.

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

Risks Relating to Our Business and Structure: General

We have a limited operating history and may be unable to successfully implement our investment strategy.

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

Most of our investments consist and will continue to consist of loans and other fixed income instruments either originated in private transactions directly with the borrowers or via participation agreements with the direct lenders. Investments may be subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities or react to changes in the market. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a public company to the extent that the Company, its Advisor, or respective officers, employees or affiliates have material non-public information regarding such company.

We may not raise sufficient capital to sustain our operations or the operations of our Sponsor and Advisor.

Pursuant to the terms of the Amended and Restated Operating Expense Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses incurred from the commencement of our operations through December 31, 2017. As of December 31, 2017, the Sponsor has agreed to pay a cumulative total of approximately $16.7 million of operating expenses. If we fail to raise sufficient capital, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

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

Floating rate investments subject us to certain risks related to the discontinuation of LIBOR.

A substantial portion of our investments bear interest at floating rates based on the London interbank offered rate (“LIBOR”). In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The discontinuation or modification of LIBOR could result in interest rate decreases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

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

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key borrower and/or sub-advisor personnel and a greater vulnerability to economic downturns.

We have invested, and will continue to invest in the future, primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of the Advisor and the respective sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investments made in, with or through these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Watch List Investments for information about investments for which we have not been provided with accurate and complete information from the sub-advisor, IIG, which has adversely impacted the value of certain of these investments.

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

Actions of our sub-advisors and other investment partners could negatively impact our performance.

We participate in investments with third parties. Specifically, we participate in investments originated by our third-party sub-advisors, whom we also refer to as “investments partners”. Such participations may involve risks not otherwise present with a direct origination of loans, including, for example:

•	The risk that our investment partner in an investment might become bankrupt or otherwise be unable to meet its obligations;
•	The risk that our investment partner will be ineffective or materially underperform relative to our expectations;
•	The risk that our investment partner will provide us with incomplete or inaccurate information or will misapply our funds;
•

The risk that the due diligence conducted by the investment partner may fail to reveal all material risks of an investment or that the investment partner omits material information about the investment, which could result in the Company being materially adversely affected;

•	The risk that our investment partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;
•	The risk that our investment partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
•	The risk that actions by such partner could adversely affect our reputation, negatively impacting our ability to conduct business.

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2018, 72.2% of the fair value of our investment portfolio consisted of participations in loans. As described further in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments, IIG is the sub-advisor with respect to six of the twelve investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG is the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders.  As of December 31, 2018, 8.7% of our portfolio (by fair value) consisted of investments for which IIG is the sub-advisor, all of which, except for one borrower, are deemed Watch List investments.

Economic slowdowns or recessions could impair our borrowers and harm our operating results.

Our borrowers are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders to not extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A borrower’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our borrower’s ability to meet its obligations under the investment instruments that we hold. We have and may continue to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting borrower. In addition, if one of our borrowers were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that borrower, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

As of December 31, 2018, we had not engaged in any hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

In order to achieve our investment objectives and our originally anticipated returns, we will need to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our unitholders. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected and we may be unable to pay distributions. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our unitholders. Furthermore, borrowing money for investments increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of units to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and that we will be unable to meet the other covenants or requirements of the credit agreements. In addition, our ability to pay distributions or incur additional indebtedness may be restricted by our credit agreements. If the value of our assets declines, we may be required to liquidate a portion or our entire investment portfolio and repay a portion or all of our indebtedness at a time when liquidation may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our unitholders

All of our outstanding debt is collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets and if we default on the payment our creditholders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2018, we have $32,875,000 debt outstanding with a debt to equity ratio of 9.0%.

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

As of December 31, 2018, we have $32.9 million in total debt, which require balloon payments as follows: $0.1 million due in February 2019, $22.8 million due in July 2020, $5 million due in in August 2021, and $5 million due in December 2021.

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

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2018 and 2017, we did not receive any such material prepayments.

Non-payment by our borrowers would prevent us from realizing expected income and could result in the decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal and, as of December 31, 2018, we had 11 borrowers who had failed to make repayment of principal and interest and were included on our Watch List. Six of these borrowers have also been placed on non-accrual status. In addition, we are owed $6 million by a fund advised by IIG as a result of the misapplication by IIG of an investment we made in 2017 and we have included this receivable on our Watch List. When this occurs, we may fail to realize expected income and, in some instances, this could possibly result in a write-down of the value of under-performing loans as well as our net asset value. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments for more information about the Watch List.

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

Failure to achieve and maintain effective internal controls over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business.

Under rules of the SEC promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, are required to evaluate the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of each quarterly period.  In the course of our assessment for the quarter ended June 30, 2018, we identified certain deficiencies in the operation of our controls with respect to IIG, who serves as one of our sub-advisors. Specifically, we have designed control procedures to monitor subadvisor activities through a process of continuing and periodic due diligence procedures. During our preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2018, we determined that IIG had provided incomplete documentation, or documentation that was not consistent with the requirements established in our control procedures as well as the requirements of IIG’s sub-advisory agreement. We determined that as of June 30, 2018, our control procedures did not operate at an appropriate level of precision to identify and reassess the risk resulting from the deficiency in information provided by a sub-advisor for the purpose of monitoring the sub-advisor’s activities and the impact on the performance and valuation of our investments. As a result of the foregoing, as described in Item 4, Controls and Procedures of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, management concluded that the control deficiency described above resulted in a material weakness in our internal control over financial reporting as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Although the existence of the control deficiency described above could have resulted in a material misstatement of our historic annual or interim financial statements, it did not.

Although we believe that we have remediated this material weakness, as described in Item 4, Controls and Procedures of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we cannot assure you that this remediation has been successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment.

The material weakness in our internal control over financial reporting described above, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on business, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis

Small and Medium-Sized Businesses

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2018 and 2017, we have made loans to companies located in Argentina, Botswana, Brazil, Cabo Verde, Cameroon, Cayman Islands, Chile, China, Colombia, Croatia, Ecuador, Ghana, Guatemala, Hong Kong, Indonesia, Italy, Jersey, Kenya, Malaysia, Mauritius, Mexico, Morocco, Namibia, New Zealand, Nigeria, Peru, Romania, Singapore, South Africa, Tanzania, the United Arab Emirates, the United Kingdom, Uganda, Uruguay, and Zambia. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

As of December 31, 2018, all but one our investments are denominated in U.S. dollars. In the future, more of our investments are likely to be denominated in a foreign currency and will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but effective hedging instruments may not be available in all cases, or may not be available at economically-feasible pricing or that hedging strategies may not be effective.

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

Risks Related to our Advisor and its Affiliates:

Our success will be dependent on the performance of our Advisor; however, our Advisor has a limited operating history and experience managing a public company, which may hinder our ability to achieve our investment objectives.

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

We may be unable to find suitable investments through our sub-advisors. Our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of our local sub-advisors in the identification, performance of due diligence on and acquisition of investments, the determination of any financing arrangements, and the management of our projects and assets. If our sub-advisors fail to perform according to our expectations, or if the due diligence conducted by the sub-advisors fails to reveal all material risks of the businesses of our target investments, we could be materially adversely affected. As described further in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments, IIG is the sub-advisor with respect to most of our investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG is the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders.

Our sub-advisors’ failure to identify and make investments that meet our investment criteria or perform their responsibilities under the Sub-Advisory Agreements may adversely affect our ability to realize our investment objectives.

Our ability to achieve our investment objectives will depend, in part, on our sub-advisors’ ability to identify and invest in debt and equity instruments that meet our investment criteria. Accomplishing this result on a cost-effective basis will, in part, be a function of our sub-advisors’ execution of the investment process, their capacity to provide competent and efficient services to us, and, their ability to source attractive investments. Our sub-advisors will have substantial responsibilities under the Sub-Advisory Agreements. Any failure to manage the investment process effectively could have a material adverse effect on our business, financial condition and results of operations. See the previous risk factor and other risk factors above as well as Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments for more information about the failure of IIG to perform all of its responsibilities under the sub-advisory agreement and the adverse effect it has had on our ability to ascertain information about certain of our investments as well as the negative impact it has had on the value of certain of our investments.

We pay substantial compensation to our Advisor, SC Distributors and their respective affiliates, which may be increased by our independent managers. The fees we pay in connection with the agreements entered into with our Advisor and SC Distributors were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

As of December 31, 2018, we have paid fees totaling approximately $37,810,000, including $9,550,000 in asset management and incentive fees that were assumed by the Sponsor under the Operating Expense Responsibility Agreement, to our Advisor or its affiliates and $21,711,000 to SC Distributors or its affiliates. The compensation paid to our Advisor, SC Distributors and their respective affiliates for services they provide us pursuant to the Advisory Agreement and the Dealer Manager Agreements was not determined on an arm’s-length basis. A third party unaffiliated with us may be willing and able to provide certain services to us at a lower price.

In addition, subject to limitations in our operating agreement, the fees, compensation, income, expense reimbursements, interests and other payments payable to our Advisor, SC Distributors and their respective affiliates may increase in the future from those previously disclosed, if such increase is approved by a majority of our independent managers.

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

Risks related to Tax Matters:

Our failure to be taxed as a partnership may result in adverse tax consequences for us and our investors.

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

Transfer restrictions imposed with respect to our interests and potential restructurings or agreements we enter into to avoid publicly traded partnership status, may adversely impact a unitholder’s ability to transfer or sell its units.

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

Unitholders may be allocated taxable income in excess of the cash available for distribution to them.

For U.S. federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted payment-in-kind arrangements, will be included in income before we receive any corresponding cash payments. We may also be required to include in income certain other amounts that we will not receive in cash. If a borrower defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously reported as investment income will become uncollectible.

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

An audit or tax adjustment by the IRS may result in additional taxes or costs to the Company and our unitholders.

We have not requested and do not currently intend to request rulings from the IRS with respect to any of the U.S. federal income tax consequences to the Company or our unitholders. Thus, positions to be taken by the IRS as to any such tax consequences could differ from positions taken by us. If the IRS challenges certain U.S. federal income tax positions taken by us if we are audited any adjustment to our return resulting from such an audit would result in adjustments to tax returns of our unitholders and might result in an examination of items in such returns unrelated to their investment in the units or an examination of tax returns for prior or later years. Moreover, we and our unitholders could incur substantial legal and accounting costs in contesting any IRS challenge, regardless of the outcome. Our management generally will have the authority and power to act for, and bind the Company in connection with, any such audit or adjustment for administrative or judicial proceedings in connection therewith.

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

Legislative or regulatory action could adversely affect our unitholders.

All statements contained in this Form 10-K concerning the expected U.S. federal income tax consequences of any investment in the Company are based upon existing law and the interpretations thereof. The income tax treatment of an investment in the Company may be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the unitholders.

Our operations may result in reportable transactions for the Company and our unitholders.

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

Unitholders may be required to obtain U.S. federal income tax return filing extensions and to file tax returns in multiple jurisdictions.

We will use reasonable commercial efforts to cause all tax filings to be made in a timely manner (taking permitted extensions into account); however, investment in the Company may require the filing of tax return extensions. Unitholders may have to obtain one or more tax filing extensions if the Company does not deliver Schedule K-1 by the due date of the unitholders’ returns. Although our management will attempt to cause the Company to provide unitholders with estimated annual U.S. federal income tax information prior to March 15th as long as the Company’s taxable year is the calendar year, the Company may not obtain annual U.S. federal income tax information from all borrowers by such date and tax return extensions may be required to be filed by unitholders. Moreover, although estimates will be provided to the unitholders by the Company in good faith based on the information obtained from the borrowers, such estimates may be different from the actual final tax information and such differences could be significant, resulting in interest and penalties to the unitholders due to underpayment of taxes or loss of use of funds for an extended period of time due to overpayment of taxes. Furthermore, the Company’s activities may require unitholders to file in multiple jurisdictions if composite state returns are not filed by the Company. We may file composite state tax returns for the benefit of unitholders that elect to participate in the filing of such returns.

We may incur unrelated business taxable income which will be taxable to our tax –exempt investors.

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

Our operations may result in the Company being subject to foreign income taxes.

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

Our operations may result in non-U.S. unitholders being subect to U.S. federal, state and local income and withholding tax and filing requirements.

We may generate income that is “effectively connected” with a U.S. trade or business, and, if so, a non-U.S. unitholder will generally be required to file an annual U.S. federal income tax return and pay U.S. federal income tax, in the same manner as a U.S. unitholder, with respect to such income. A U.S. federal withholding tax, at the highest applicable effective tax rate, generally will be imposed on a non-U.S. unitholder’s allocable share of such effectively connected income (whether or not such income is distributed). There also may be state or local tax withholding.  Non-U.S. investors may also be subject to the provisions of the Foreign Investment in Real Property Tax Act of 1980, as amended, which generally treats any gain or loss of a non-U.S. person that is realized in connection with the (actual or constructive) disposition of a “U.S. real property interest” as gain or loss effectively connected with a U.S.trade or business engaged in by such non-U.S. person. A 30% U.S. “branch profits tax” will generally apply to an investment in the Company by  non-U.S. unitholders that are corporations.

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

We terminated the Offering effective March 31, 2017 and approximately $362 million in units initially registered for the Offering were issued. The initial prices of our units in the Offering were established on an arbitrary basis and were not based on the amount or nature of our assets, the market value of our assets, or our book value. Even though we conduct quarterly valuations of our assets, the price our unitholders paid for their units may not be indicative of the price at which such units would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a unitholder would receive if we were liquidated or dissolved. In addition, our board of managers may determine the fair value of our assets based upon internal valuation assessments and not independent valuation assessments, which may be materially different. In addition, determination of fair value involves subjective judgments and estimates, which may not be accurate or complete. Our net asset value would have decreased for all unit classes if the Sponsor had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began operations.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2018, we have incurred a cumulative total of approximately $17.2 million in offering costs which has been reimbursed to our Sponsor.

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

 The price for units redeemed pursuant to the Company’s unit repurchase program and offered pursuant to the DRP is equal the most recently disclosed estimated NAV per unit of such class of units, which may not equal the actual NAV per unit on the date of repurchase or reinvestment due to the lag between the timing of the most recent NAV disclosure and the redemption or reinvestment.  In addition, the estimated NAV per unit, as determined by our management in accordance with our valuation policies, may not be an accurate reflection of the fair value of the Company’s assets and liabilities in accordance with GAAP, may not reflect the price at which the Company would be able to sell all or substantially all of its assets or the outstanding units in an arm's length transaction, may not represent the value that the Company’s unitholders could realize upon a sale of the company or upon the liquidation of its assets and settlement of its liabilities, and may not be indicative of the price at which units would trade if they were listed on a national securities exchange. Further, our board of managers may determine the fair value of our assets completely or in part based upon internal valuation assessments and not independent valuation assessments, which may be materially different. In addition, the determination of fair value involves subjective judgments and estimates, which may not be accurate or complete.

We do not, and do not expect to, have research analysts reviewing our performance.

We do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, our unitholders will not have an independent review of our performance and the value of our units relative to publicly traded companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable because the Company is not an accelerated filer, a large accelerated filer, or a well-known seasoned issuer.

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

Net Asset Value

There is no public trading market for our units.

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of a third-party independent valuation firm as to the reasonableness of our internal estimates of fair value of selected loans and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation.  Our board of managers has determined our estimated net asset value, as of December 31, 2018, to be $8.227 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as compared to $8.355 and $8.466, respectively, per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as of September 30, 2018 and December 31, 2017. The decrease of $0.128 in the estimated net asset value from September 30, 2018 to December 31, 2018 is primarily related to our determination to write down the value of certain of the Watch List Investments. The decrease of $0.239 in the estimated net asset value from December 31, 2017 to December 31, 2018 resulted primarily from 1) our failure to realize sufficient investment income during the first, second and fourth quarters of 2018 to cover operating expenses and the Sponsor’s determination not to pay for any operating expenses on our behalf for such quarters and 2) recording approximately $8.1 million in net unrealized depreciation on our investments during the year ended December 31, 2018. Our net asset value would have decreased for all unit classes in all prior periods if the Sponsor had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. Our estimated net asset value was determined in accordance with the procedures set forth above. See Note 2 to our Consolidated Financial Statements for more information about the valuation of our investments.

We are offering up to $75 million in Class A, Class C and Class I units pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our Distribution Reinvestment Plan, pursuant to which units issued pursuant to the Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Accordingly, distributions declared for the month of March 2019 were reinvested at a price equal to $8.355 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of September 30, 2018 and the most recently disclosed net asset value at the time of reinvestment. Distributions declared for the month of April 2019 will be reinvested at a price equal to $8.227 per Class A unit, Class C units and Class I unit, which was the net asset value per unit as of December 31, 2018. Prior to the amendment of our Distribution Reinvestment Plan, units were issued pursuant to the Distribution Reinvestment Plan at a price equal to the greater of $9.025 per unit or the net asset value per unit of each class, as most recently disclosed by the Company in a public filing with the SEC.

As of March 26, 2019, there were 18,053,592 Class A units outstanding held of record by 3,927 persons, 8,284,495 Class C units outstanding held of record by 2,079 persons, 10,607,913 Class I Units outstanding held of record by 1,874 persons, 24,555 Class W units outstanding held of record by 5 persons, 1,197,830 Class Y units outstanding held of record by 76 persons, and 5,965,037 Class Z units outstanding held of record by two persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, certain Class I units, and Class W units are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, an ongoing dealer manager fee with respect to certain Class I units and Class W units and an ongoing service fee with respect to Class W units, which is an expense specific to these units. The distributions paid with respect to these units will be lower until these ongoing fees are no longer payable.

Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the Company allocable to the Class C, certain Class I and Class W unitholders may, therefore, exceed the amount of cash distributions made to such unitholders.

Starting in July 2013, the Company has paid monthly distributions for all classes of units. For the year ended December 31, 2018 and 2017, $17,535,609 and $14,285,443, respectively, of these distributions were paid in cash and $10,027,648 and $11,267,412, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

The following table summarizes our distributions declared for the years ended December 31, 2018 and 2017, including the breakout between the distributions paid in cash and those reinvested pursuant to our Distribution Reinvestment Plan:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities
March 31, 2018	$0.17377	$4,401,277	$2,702,524	$7,103,801	$4,401,277	$—
June 30, 2018	$0.15349	4,365,046	2,433,854	6,798,900	4,365,046	—
September 30, 2018	$0.15518	4,393,911	2,451,619	6,845,530	4,393,911	—
December 31, 2018	$0.15518	4,375,375	2,439,651	6,815,026	4,375,375	—
Total for 2018		$17,535,609	$10,027,648	$27,563,257	$17,535,609	$—

March 31, 2017	$0.17377	$3,060,697	$2,505,036	$5,565,733	$3,060,697	$—
June 30, 2017	$0.17570	3,563,882	2,877,370	6,441,252	3,563,882	—
September 30, 2017	$0.17570	3,720,660	2,939,388	6,660,048	3,720,660	—
December 31, 2017	$0.17764	3,940,204	2,945,618	6,885,822	3,940,204	—
Total for 2017		$14,285,443	$11,267,412	$25,552,855	$14,285,443	$—

Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Unit repurchases are made on the last calendar day of the quarter. On March 3, 2017, the board of managers authorized an amendment to the unit repurchase program and commencing with repurchase requests processed at the end of the second quarter of 2017, units were repurchased at a price equal to the greater of $9.025 or the estimated net asset per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. On March 7, 2018, the board authorized a further amendment to our unit repurchase program and commencing with repurchase requests processed on the last day of the first quarter of 2018, units are redeemed at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops.

For the year ended December 31, 2018, the Company had received and processed 331 repurchase requests. The Company repurchased an aggregate of 854,740 Class A units, 476,507 Class C units, 350,724 Class I units, and 2,368 Class Y units for a total of $14,196,267. Repurchases for the first quarter of 2018 were repurchased at a price equal to $8.507 per unit for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2017, the most recently disclosed net asset value at the time of repurchase. Repurchases for the second and third quarters of 2018 were repurchased at a price equal to $8.421 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of March 31, 2018 and the most recently disclosed net asset value at the time of repurchase. Repurchases for the fourth quarter of 2018 have been made at a price equal to $8.355 per unit for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2018 and the most recently disclosed net asset value at the time of repurchase.

For the year ended December 31, 2017, the Company had received and processed 149 repurchase requests. The Company repurchased an aggregate of 403,439 Class A units, 64,757 Class C units, and 495,792 Class I units at a price of $9.025 per unit for a total of $8,699,994.

The following table reflects the activity under our unit repurchase program during the three months ended December 31, 2018.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
10/01/2018 - 10/31/2018	451,644	$8.421	451,644	884,619
11/01/2018 - 11/30/2018	—	—	—	884,619
12/01/2018 - 12/31/2018	—	—	—	884,619
Total	451,644	$8.421	451,644

Distribution Reinvestment Plan

We have adopted the Distribution Reinvestment Plan pursuant to which our unitholders who have purchased Units in the Offering may elect to have the full amount of their cash distributions from us reinvested in additional units of the same class. Prior to the second quarter of 2017, units under the Distribution Reinvestment Plan were offered at a price equal to $9.025 per unit of each class, which was equal to the offering price per unit of each class less the sales fees associated with such class of units in the Primary Offering. No selling commissions or dealer manager fees are paid on units sold under the Distribution Reinvestment Plan. On March 3, 2017, the board of managers authorized an amendment to the Distribution Reinvestment Plan and commencing with all reinvestments made with respect to distributions for the second quarter of 2017, units were offered at a price equal to the greater of $9.025 or the net asset value per unit for each class of units. On March 7, 2018, our board of managers approved an additional amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, units issued pursuant to the Distribution Reinvestment Plan are issued at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Distributions declared for the month of March 2019 were reinvested at a price equal to $8.355 for Class A units, Class C units, and Class I units, which was the net asset value per unit as of September 30, 2018, the most recently disclosed net asset value at the time of reinvestment. Distributions declared for the month of April 2019 will be reinvested at a price equal to $8.227 per Class A unit, Class C units and Class I unit, which was the net asset value per unit as of December 31, 2018.

Following the termination of the Offering, we have continued to offer units pursuant to our Distribution Reinvestment Plan. Although there are no distribution fees that are paid for any Class C units sold pursuant to the Distribution Reinvestment Plan, distribution fees have been and may be paid on an ongoing basis for Class C units sold pursuant to other Company offerings. Because distribution fees payable with respect to Class C units sold in other offerings are paid from and reduce the amount available for distribution on all Class C units, distributions will be reduced for Class C units purchased pursuant to the Distribution Reinvestment Plan.  This will result in lower cash distributions with respect to the Class C units than the cash distributions with respect to Class A and certain Class I units. We may amend, suspend or terminate the distribution reinvestment plan at our discretion.

For the period from June 12, 2013 through December 31, 2018, we issued 3,625,121 units totaling approximately $32,128,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	At and for the	At and for the
	Year ended	Year ended
	December 31,	December 31,
	2018	2017
Consolidated Statement of Operations Data:
Total investment income	$45,106,866	$32,854,074
Asset management fees	7,971,062	6,484,850
Incentive fees (1)	6,212,931	4,599,941
Total net expenses	20,254,895	10,686,751
Net investment income	24,851,971	22,167,323
Net change in unrealized appreciation (depreciation) on investments	(8,096,352)	-
Foreign exchange loss	(11,907)	-
Net increase in net assets resulting from operations	16,743,712	22,167,323
Consolidated Per unit Data:
Net asset value per unit at year end (2)	$8.20	$8.42
Net investment income	0.57	0.62
Net increase in net assets resulting from operations	0.38	0.62
Distributions paid	0.63	0.72
Consolidated Balance Sheet Data:
Total investment at fair value	$372,977,743	$335,269,492
Cash	8,101,629	9,641,457
Total assets	403,003,683	358,307,796
Total liabilities	42,933,324	36,951,059
Total net assets	360,070,359	321,356,737
Other Data:
Weighted average annual yield on investments (3)	12.4%	11.9%
Number of portfolio companies at year end	47	43

(1)	For the year ended December 31, 2017, our Sponsor assumed a portion of these fees under the Responsibility Agreement.

(2) For financial statement reporting purposes under GAAP, as of December 31, 2018 and 2017, the Company recorded a liability in the amount of $1,230,000 and $1,895,000, respectively, for the estimated future amount of Class C Distribution Fees and Class I Dealer Manager Fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, beginning with the quarter ended June 30, 2017, it has determined that deducting the accrual for the estimated future amount of Class C Distribution Fees and Class I Dealer Manager Fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for all other purposes, including the net asset value used for purposes of price determination for the Company’s Distribution Reinvestment Plan and unit repurchase program. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. As of December 31, 2018 and 2017, based on the new approach to the treatment of future Class C Distribution Fees and Class I Dealer Manager Fees, the Company has calculated the net asset value to be $8.227 and $8.466, respectively, for all units.

(3)	The weighted average yield is based on the current cost of our investments.

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

Upon termination of the primary portion of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, units issued pursuant to our Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment.  The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

For the period from April 1, 2017 to December 31, 2017, we issued 971,564 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $8,762,000. In addition, for the period from April 1, 2017 to December 31, 2017, we issued 1,654,871 of our units for gross proceeds of approximately $14,204,000 pursuant to a private placement to accredited investors.

For the year ended December 31, 2018, we issued 1,175,826 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $10,028,000. In addition, for year ended December 31, 2018, we issued 6,240,356 of our units for gross proceeds of approximately $53,117,000 pursuant to a private placement to accredited investors.

As of December 31, 2018, we had issued an aggregate of 47,737,792 of our units, including 3,625,121 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $447,887,000 including approximately $32,128,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,786,000 and selling commissions of $16,924,000, for net proceeds of $426,177,000). As of December 31, 2018, $56.2 million in units remained available for sale pursuant to the Distribution Reinvestment Plan.

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. With the sub-advisors that our Advisor has contracted with to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $5-20 million per transaction for direct SME loans and $500,000 to $15 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis.

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2018, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

Revenues

Since we anticipate that the majority of our assets will continue to consist of trade finance instruments and term loans, we expect that the majority of our revenue will continue to be generated in the form of interest. Our senior and subordinated debt investments may bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some cases, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally is due at the maturity date. In addition, we generate revenue in the form of acquisition and other fees in connection with some transactions. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of asset management fees and expenses reimbursable to our Advisor under the Advisory Agreement. We bear all other costs and expenses of our operations and transactions.

From our inception through December 31, 2017, under the terms of the Expense Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor did not assume any of our operating expenses for the year ended December 31, 2018. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses.

Portfolio and Investment Activity

During the year ended December 31, 2018, we invested, either through direct loans or loan participations, approximately $207.0 million across 26 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, and short term investments. Additionally, we received proceeds from repayments of investment principal of approximately $166.5 million.

During the year ended December 31, 2017, we invested, either through direct loans or loan participations, approximately $323.2 million across 37 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, and short term investments. Additionally, we received proceeds from repayments of investment principal of approximately $196.6 million.

At December 31, 2018 and 2017, our investment portfolio included 47 and 43 companies, respectively and the fair value of our portfolio was comprised of the following:

	As of December 31, 2018		As of December 31, 2017
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$88,858,707	23.8%	$78,573,493	23.5%
Senior secured term loan participations	189,157,819	50.7%	119,165,378	35.5%
Senior secured trade finance participations	80,236,312	21.5%	105,030,621	31.3%
Short term investments *	13,644,683	3.7%	32,500,000	9.7%
Equity warrants	1,080,222	0.3%	-	-
Total investments	$372,977,743	100.0%	$335,269,492	100.0%

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

As of December 31, 2018, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.4%, 13.2%, 12.3%, and 10.1%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

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

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of December 31, 2018, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower). As of December 31, 2018 and 2017 respectively, the Company had 12 and 10 Watch List investments.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG is the sub-advisor with respect to six of the twelve investments that the Company has deemed Watch List investments.  The Company has determined not to engage in any new business with IIG, due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG is the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.

Given IIG’s failure to fulfill its obligations as a sub-advisor, the Company, with the authorization of the board of managers, engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of certain material investments described below. Specifically, for the quarter ended December 31, 2018, the Company asked the independent valuation firm to perform the limited procedures on certain Watch List investments that the Company deemed to be material and are more specifically described below under the captions, “—Algodonera Avellaneda S.A.”, “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, “—IIG Trade Opportunities Fund B.V. Receivable”, “—Compania Argentina de Granos”, and “—Sancor Cooperativas Unidas Limitada”.  In addition, for the quarter ended December 31, 2018, the Company asked the independent valuation firm to perform the limited procedures on the investment described below under the caption “—Mac Z Group SARL” for which Scipion (defined below) is the sub-advisor.  These six investments comprise approximately 10.2% of the total investments at fair value as of December 31, 2018, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith. Set forth below is a description of the Company’s Watch List investments for which IIG is the sub-advisor, followed by the investments for which other parties act as sub-advisor.

Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund NSPV, a subsidiary of a fund advised by the Company’s sub-advisor, IIG, with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of December 31, 2018. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  Based on information provided by IIG in 2018, the Company’s existing Participation in this trade finance facility is near the final stages of being restructured to a Participation in a term loan. The Company is currently in discussions with IIG regarding a potential assignment of the Company’s portion of the underlying trade finance facility.

Assuming the trade finance facility restructuring is finalized as described above, the Company has determined that its Participation should be valued using the income approach, in accordance with its valuation policy, and has determined the fair value of the principal amount of this investment to be $662,525 as of December 31, 2018 based upon modeled principal and interest payments, discounted to present value using expected yield to maturity. In addition, until such time that Profasa fully completes its restructuring and ramps up operations, an additional adjustment for the uncertainty related to the completion of the restructuring has been applied. The Company has placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the for the years ended December 31, 2018 and 2017 amounted to $110,420 and $55,664, respectively.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by IIG, with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines. In the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018 and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Prior Reports”), the Company reported that its “Watch List Investments” included a Participation in a trade finance facility where Vicentin – Nacadie S.A. was the borrower.  The Company reported that the outstanding principal balance on its Participation was $12,000,000.  During the third quarter of 2018, the Company determined that the documents that had been provided to the Company by its sub-advisor, IIG, regarding the Participation indicated that the Company’s Participation was in fact two Participations, each with a principal balance of $6,000,000, in separate facilities originated by IIG.  In one, the borrower is Algodonera and in the other the borrower is Nacadie Commercial S.A. (“Nacadie”).  However, participation certificates issued to the Company by IIG for these Participations identified the borrowers as Vicentin/Algodonera and Vicentin/Nacadie, respectively. Vicentin is not the borrower, but rather IIG had informed the Company that Vicentin had agreed to guarantee the payments due under both of the trade finance facilities. The following paragraphs provide updated information concerning the Company’s Participation in the Algodonera trade finance facility.  See below under “—IIG Trade Opportunities Fund B.V. Receivable” for updated information regarding the Company’s Participation in the Nacadie trade finance facility.

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of December 31, 2018, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $778,500. IIG informed the Company that in June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin have appealed to the court of appeals.  In March 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to two other companies (specifically, Nacadie and FRIAR (defined below)).  The Company also learned on July 31, 2018 that the court proceedings involving IIG, Algodonera and Vicentin also include a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to Nacadie and FRIAR under the subrogation agreement. IIG had not disclosed this additional dispute and subrogation agreement to the Company.

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

As described above, a payment guarantee has been secured from Zurich Insurance Group through the commercial court, the value of which is sufficient to pay off all outstanding principal and accrued interest. Although IIG had previously expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, Vicentin and Algodonera. Taking all of the factors described above into consideration, the Company believes, that as of December 31, 2018, the most appropriate valuation method remains the income approach and the Company determined the fair value of the principal amount of this investment to be $3,784,354. The Company has placed this investment on non-accrual status effective January 1, 2019.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is an Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received one interest payment under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  During the third quarter of 2018, IIG informed the Company that although it had reviewed its books and records, it could not locate all of the original documents requested by the Company.  In connection with its review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Annual Report on Form 10-K.

As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.  Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not yet received a written agreement from IIG to this effect.  Given IIG’s acknowledgement of its error and its contractual obligations to the Company as a sub-advisor and fiduciary to the Company, the Company believes that it is likely that IIG will repay the Company in full.  The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $5,512,000 as of December 31, 2018. The Company has placed this receivable on non-accrual, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $268,333 for the year ended December 31, 2018.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of December 31, 2018, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG informed the Company that it was also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. IIG confirmed to the Company that FRIAR continues to operate and is a going concern.

As noted above, the Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to FRIAR and Nacadie.  Also as described above, the Company learned on July 31, 2018 that IIG and Algodonera are in a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to FRIAR and Nacadie under the subrogation agreement.  Additionally, on July 31, 2018, the Company learned new information with regard to a put option that could potentially allow FRIAR to settle its outstanding debt to IIG with shares of FRIAR.  In addition to settling FRIAR’s debt to IIG, the put option could potentially permit FRIAR to subrogate Algodonera’s and Nacadie’s debt to IIG. As with the subrogation agreement discussed above, the Company has learned that IIG is disputing the enforceability of the put option in court. The criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. FRIAR appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  FRIAR’s appeal of the commercial court’s rejection of the suspension will be determined by the court of appeals.

As a short-term trade finance facility, FRIAR was valued at cost through the quarter ended September 30, 2017. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, as of December 31, 2017, the Company believed the most appropriate valuation method to be the collateral based approach. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is a combination of the collateral based approach and the income approach. The Company is continuing to utilize the collateral based approach due to IIG’s communications with the Company in 2018 that it was continuing to rely on the court proceedings to secure repayment, but determined to also utilize the income approach based on the recent developments with respect to the court proceedings described above.

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, FRIAR, Vicentin and Algodonera. The Company determined that the most appropriate method to calculate the fair value of this investment as of December 31, 2018 is to take the value resulting from the independent valuation firm’s estimate of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $6,748,935 as of December 31, 2018. The Company placed the Participation on non-accrual effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the year ended December 31, 2018 amounted to $1,049,375.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the Participation in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal and interest obligations on June 30, 2018. On that date, the Company was owed principal of $12,500,000 and accrued interest of $131,942, which was subsequently paid.

IIG previously informed the Company that it had been in active discussions with other CAGSA lenders and has sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG informed the Company that IIG is a member of the creditors committee, which will determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. Details of the terms were not available as of the date of this report.

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company has decided that starting with the quarter ended June 30, 2018, the collateral based approach is a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of December 31, 2018, the Company has further modified the valuation approach for this investment to the income approach. Based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $667,639 for the year ended December 31, 2018. The Company has estimated the fair value of the principal amount of this investment to be $9,316,105 as of December 31, 2018 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of December 31, 2018, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through December 31, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this Annual Report, the Company believes, based on reports in the media, that Sancor will be sold and that all principal and interest due the Company will be paid upon this sale.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors. Due to the uncertainty associated with the timing and final terms of a full asset sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined the fair value of the principal amount of this investment to be $4,991,915 as of December 31, 2018, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of December 31, 2018, the outstanding principal balance on this Participation was $1,326,687 and accrued interest amounted to $148,175. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and is developing a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, informed the Company in a prior period that it was working with Functional on restructuring the facility, which it believes will be completed in the near term. Additionally, the Company is currently in discussions with IIG regarding a potential assignment of the underlying trade finance facility, given it is a 100% participant. As of December 31, 2018, the Company has estimated the fair value of the principal amount of its investment in Functional to be $1,269,586 based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring.

Investments through other sub-advisors

Kinder Investments, Ltd. (formerly Corporacion Prodesa S.R.L.)

As of December 31, 2018, the Company’s investment in Kinder Investments, Ltd. (“Kinder”) is comprised of a promissory note with a principal balance of $4,465,132 and total accrued interest of $518,826, including $506,852 of deferred interest payable at maturity. In December 2018, the Company assigned its loans with Corporacion Prodesa S.R.L. (“Prodesa”), a diaper manufacturer in Peru, to Kinder in exchange for a $500,000 principal payment plus accrued interest and the issuance to the Company of a promissory note for the remaining balance.

The Company’s original investment in Prodesa was comprised of two senior secured term loans and a senior secured trade finance revolving credit facility. The trade finance facility is secured by specific purchase orders from customers of Prodesa and both term loans and the trade finance facility are cross-defaulted and cross-collateralized with Prodesa fixed assets including real estate, machinery and equipment, warrants, and all shares of Prodesa.

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

The Company has estimated the fair value of the principal amount of the Kinder loan as of December 31, 2018 at $4,465,132 based on the income approach, which accounts for contractual interest and principal payments and discounts them to present value using the combined facilities’ weighted average yield to maturity.

Usivale Industria E Comercio, Ltda.

As of December 31, 2018, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $376,075.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. This sugar price pressure has continued into 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019.

As of December 31, 2018, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,851,296, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of December 31, 2018, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $139,426 and $139,568, respectively, for the years ended December 31, 2018 and 2017. As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of December 31, 2018 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of December 31, 2018, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and has taken steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 during the first week of April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has filed a claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in loss.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for the years ended December 31, 2018 and 2017 amounted to $819,687 and $206,606, respectively. The Company believes, that as of December 31, 2018, the most appropriate valuation method is the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,632,234, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of December 31, 2018, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of December 31, 2018 is $45,281. Repayment on the participation interest has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of December 31, 2018, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to a year or more of accrued interest receivable as of December 31, 2018.  The Company’s interest receivable balances at December 31, 2018 and 2017 are recorded at the amounts that the Company expects to collect.  In addition, certain of the Company’s investment in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2018 and 2017 amounted to $2,413,894 and $1,960,157, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Interest income	$44,940,452	$32,494,392
Interest from cash	166,414	359,682
Total investment income	45,106,866	32,854,074
Asset management fees	7,971,062	6,484,850
Incentive fees	6,212,931	4,599,941
Professional fees	1,876,652	1,187,220
General and administrative expenses	1,624,974	1,421,712
Interest expense	1,964,776	606,943
Board of managers fees	217,500	217,500
Total expenses	19,867,895	14,518,166
Expense support payment to (from) Sponsor	387,000	(3,831,415)
Net expenses	20,254,895	10,686,751
Net investment income	$24,851,971	$22,167,323
Revenues.

For the years ended December 31, 2018 and 2017, total investment income amounted to $45,106,866 and $32,854,074, respectively. Interest income increased by $12,446,060 during 2018, primarily as a result of an increase in the weighted average principal balance (at cost) of our investment portfolio of approximately $100,344,000 and a slight increase in the weighted average yield of approximately 0.01% from a weighted average yield of 12.39% for 2017 to approximately 12.40% for 2018. The increase in yield was primarily due to a change in the mix of investments in our portfolio and was partially offset by an increase in non-accrual loans.

For the year ended December 31, 2018, interest income from loan participations and direct loans amounted to $34,376,996 and $10,563,456, respectively. Interest income also included $576,202 in fees earned.  In addition, we earned $166,414 in interest income on our cash balances.

For the year ended December 31, 2017, interest income from loan participations and direct loans amounted to $26,021,839 and $6,472,573, respectively. Interest income also included $250,792 in fees earned.  In addition, we earned $359,682 in interest income on our cash balances.

Expenses.

Total operating expenses, excluding the asset management and incentive fees, incurred for the year ended December 31, 2018 increased by $2,250,527 or 66% to $5,683,902 from $3,433,375 for the year ended December 31, 2017. The increase was primarily due to the following: 1) an increase in interest expense of $1,357,833, which was attributable to adding additional leverage, 2) an increase in general and administrative expenses of $203,262, which was attributable to increases in a number of expenses, the largest being a $260,400 increase in expenses reimbursements to our sub-advisors and a $32,800 increase in fund accounting, offset by a $91,000 decrease in commissions paid related to obtaining leverage and a $46,575 decrease in fees paid to our transfer agent; and 3) an increase in professional fees of $689,432 which was primarily due to additional fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and the preparation of our Quarterly Report on Form 10-Q for the period ended June 30, 2018. Our Sponsor did not assume responsibility for any of our operating expenses for the year ended December 31, 2018, but assumed $1,129,104 of operating expenses paid or incurred by us under the Responsibility Agreement for the year ended December 31, 2017.

For the years ended December 31, 2018 and 2017, the asset management fees amounted to $7,971,062 and $6,484,850, respectively. The incentive fees for the years ended December 31, 2018 and 2017 amounted to $6,212,931 and $4,599,941, respectively.  None of the asset management fees for the years ended December 31, 2018 and 2017 were assumed by our Sponsor.  In addition, our Sponsor did not assume any incentive fee for the year ended December 30, 2018, but assumed $2,701,511 of the incentive fees under the Responsibility Agreement for the year ended December 31, 2017. There are circumstances under which our Sponsor will be reimbursed for the operating expenses, including asset management fees and incentive fees, it has assumed. See “Financial Condition, Liquidity and Capital Resources” below.

Going forward, we expect our primary expenses to continue to be the payment of asset management fees and the reimbursement of operating expenses under our Advisory Agreement with the Advisor. We bear other expenses, which include, among other things:

•	organization and offering expenses relating to offerings of units, subject to limitations included in our Advisory Agreement;
•	the cost of calculating our net asset value, including the related fees and cost of retaining one or more third-party valuation firms;
•	the cost of effecting sales and repurchases of units;
•

fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

•	fees payable to our Advisor;
•	interest payable on our notes and other debt, if any, incurred to finance our investments;
•	transfer agent and custodial fees;
•	federal and state registration fees;
•	independent manager fees and expenses, including travel expenses;
•	costs of board meetings, unitholders’ reports and notices and any proxy statements;
•	costs of fidelity bonds, managers’ and officers’ errors and omissions liability insurance and other types of insurance;
•	direct costs, including those relating to printing of unitholder reports, mailing, long distance telephone and staff;
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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the year ended December 31, 2018, we recorded $8,096,352 in net unrealized losses. For the year ended December 31, 2017, we had no unrealized gains or losses. We had no realized gains or losses for the years ended December 31, 2018 and 2017.

Changes in Net Assets from Operations.

For the year ended December 31, 2018, we recorded a net increase in net assets resulting from operations of $16,743,712 which consisted of net investment income, of $24,851,971, net change in unrealized depreciation on investments of $8,096,352 and foreign exchange loss of $11,907. For the year ended December 31, 2017, we recorded net increases in net assets resulting from operations, which consisted entirely of net investment income, of $22,167,323.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2018, we had $8.1 million in cash. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will continue to be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating Expenses.  The Company did not meet the Reimbursement Hurdle for the quarters ended March 31, September 30, and December 31, 2018, but met the Reimbursement Hurdle for the second quarter of 2018. Therefore, operating expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been recorded as expenses of the Company for the year ended

December 31, 2018. As of December 31, 2018, there is a remaining aggregate balance of approximately $16,266,800 in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

Our Sponsor is under no obligation to pay our operating expenses and, if our Sponsor does not assume our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor determined not to assume for any of our additional operating expenses, commencing January 1, 2018. Commencing with distributions payable for the month of March 2018, our board of managers approved a decrease in our daily distribution rate from $0.00197808 to $0.00168675 per unit, per day (less the ongoing fees applicable to certain classes of units which reduce the amount of distributions paid to the applicable unitholders). If our Sponsor continues not to absorb our operating expenses in the future and we do not generate sufficient investment income to cover our operating expenses, the distributions we pay to our stockholders may need to be further reduced.

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On October 14, 2016, TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”), a wholly owned subsidiary of the Company, issued $1.635 million in the first series of four issuances of notes pursuant to an ongoing private offering of senior secured promissory notes targeting $100 million. On February 17, 2017, TGIFC issued an additional $225,000 in the second series of notes under the private offering. As of December 31, 2018, we had raised $1.86 million in the note offering and $125,000 of such debt was outstanding after repayment of $1.76 million during 2017 and the first and fourth quarters of 2018. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of December 31, 2018, TGIFC has $22.75 million total outstanding under the Symbiotics Facility and may request an additional $17.5 million, subject to the conditions precedent set forth in the second Facility Agreement, including availability of funding.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of December 31, 2018, TGIFC has $10.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of December 31, 2018, we have $32,875,000 in total debt outstanding with a debt to equity ratio of 9.1%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of December 31, 2018:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$32,875,000	$125,000	$32,750,000	$-	$-
Total contractual obligations	$32,875,000	$125,000	$32,750,000	$-	$-

We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, originally dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. The current term of the Advisory Agreement ends on February 25, 2020. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) asset management and incentive fees described in Part 1, Item 1. Business – Operating Expense Responsibility Agreement and – Investment Advisory Agreements and Fees, and (ii) the reimbursement of certain expenses.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of the gross offering proceeds raised from the particular offering. As of December 31, 2018, there is approximately $481,000 in offering costs that have been paid by the Sponsor that may be reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.3 million as of December 31, 2018.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A units, certain other Class I units, and Class Y units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2018, we paid a total of $27,563,257 in distributions, comprised of $17,535,609 paid in cash and $10,027,648 reinvested under our Distribution Reinvestment Plan. For the year ended December 31, 2017, we paid a total of $25,552,855 in distributions, comprised of $14,285,443 paid in cash and $11,267,412 reinvested under our Distribution Reinvestment Plan.

Legal Proceedings

The Company is not party to any material legal proceedings.

Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through March 31, 2019. These distributions were calculated based on unitholders of record for each day in an amount equal to  $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for January and February totaled $1,424,703 and $1,291,283, respectively.  With respect to unitholders participating in the Distribution Reinvestment Plan, $817,483 and $739,318 of the distributions for January and February, respectively, were reinvested in units.

The March distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about April 1, 2019 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Change in Independent Registered Public Accounting Firm

On March 29, 2019, Moss Adams LLP, our independent registered public accounting firm, notified our audit committee in writing that it is declining to stand for re-appointment following the conclusion of the audit and the issuance of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

On March 29, 2019, our audit committee approved the engagement of BDO USA, LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2019.

Investments

From January 1, 2019 through March 26, 2019, the Company funded approximately $9.3 million in new loans and received proceeds from repayment of loans of approximately $12.3 million.

Agreements

The Advisory Agreement between us and the Advisor, originally dated as of February 25, 2014, had been previously renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. The current term of the Advisory Agreement ends on February 25, 2020.

On March 29, 2019, the Company’s board of managers determined a new estimated net asset value per unit as of December 31, 2018 of each of the Class A, Class C, Class I, Class W, Class Y and Class Z units of $8.227. See Note 2 to our consolidated financial statements for additional information.

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

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.  For Watch List investments, the Company may use a collateral based approach (also known as a liquidation approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, we determine the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  We also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period we are pursuing repayment of the loan. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At December 31, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $30,562,415 or 8.2% of the fair value of our total investments. At December 31, 2017, three portfolio companies were on non-accrual status with an aggregate fair value of $8,958,155 or 2.7% of the fair value of our total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $3,054,881 and $401,838, respectively for the years ended December 31, 2018 and 2017.

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

Payment-in-Kind Interest

We may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2018 and 2017, the Company earned and capitalized PIK interest of $4,754,257 and $3,600,991, respectively.

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

We account for the distribution fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. We account for the ongoing dealer manager and services fees paid in connection with the sale of Class W and I units in the private placement in the same manner. At December 31, 2018, the estimated unpaid aggregate distribution fees and the unpaid dealer manager fees amounted to $1,230,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on our behalf. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by us only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2018 and December 31, 2017. These expense reimbursements are subject to regulatory caps and approval by our board of managers.  Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, we no longer pay the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. We will continue to incur certain organization and offering costs associated with the Distribution Reinvestment Plan and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to one of its private placements.  As of December 31, 2018, the Sponsor has incurred approximately $567,300 in organization and offering costs on our behalf related to private placements of our units.  As of December 31, 2018, we have reimbursed $86,784 of the organization and offering incurred relating to such private placements and have no obligation to reimburse the Sponsor for the remainder.

Expense Responsibility Agreement

On March 26, 2018, the Company, the Advisor and the Sponsor entered into the Responsibility Agreement originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than asset management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the asset management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such asset management fees and incentive fees accrued to date have been reimbursed.  The Company did not meet the Reimbursement Hurdle for the quarters ended March 31, 2018, September 30, 2018, and December 31, 2018, but met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been reimbursed to the Sponsor and recorded as expenses of the Company for the year ended December 31, 2018. As of December 31, 2018, there is a remaining aggregate balance of approximately $16,266,800 in expenses covered by the Responsibility Agreement which have not been reimbursed to the Sponsor nor recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

U.S. Federal Income Taxes

We believe that we are properly characterized as a partnership for U.S. Federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes.  As a partnership, we are generally not subject to U.S. Federal income tax at the entity level.

Calculation of Net Asset Value

Our net asset value is calculated on a quarterly basis. As of December 31, 2018, we have six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in our income and expenses on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, we record liabilities for distribution fees that we (i) currently owe to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that we may pay to the dealer manager in future periods. As of December 31, 2018 and 2017, under GAAP, we recorded a liability in the aggregate amount of $1,230,000 and $1,895,000, respectively, for the estimated future amount of Class C units distribution fee, Class I units dealer manager fees, Class W units ongoing dealer manager fees and Class W units service fees payable. We are not required to determine our net asset value under GAAP and, thus, our determination of net asset value per unit for Class C units, Class I units and Class W units now varies from GAAP.

Prior to April 1, 2017, we deducted the liability for the estimated future distribution fees in our net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than the Class C units with the difference being the result of our deduction of estimated future distribution fees with respect to Class C units. We determined that the prior approach is not the most appropriate for determining the net asset value per unit for Class C units and, beginning with the net asset value determination as of June 30, 2017, we do not deduct the liability for estimated future distribution fees in our calculation of net asset value per unit for Class C units. Further, we do not deduct the liability for estimated future dealer manager fees in our calculation of the net asset value per unit for Class I units and Class W units. Likewise, we do not deduct the liability for estimated future service fees in our calculation of the net asset value per unit for Class W units. We believe this approach is consistent with the industry standard and is more appropriate since we intend for the net asset value to reflect the estimated value on the date that we determine our net asset value.

Accordingly, we believe that our estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of December 31, 2018, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.227. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.302 from $8.529 as of March 31, 2017 to $8.227 as of December 31, 2018 as a result, in part, of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017. We also failed to realize sufficient investment income to cover operating expenses during the second and fourth quarters of 2017 and first quarter of 2018. In addition, during the year ended December 31, 2018, we recorded approximately $8.1 million in net unrealized depreciation on our investments.

Recently Issued Accounting Pronouncements

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

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2018. These investments maturities reflect contractual maturity dates. See note 3 to our consolidated financial statements for additional information regarding our investments

	Future Principal Payments and Interest Rates by the Investments Contractual Year of Maturity
	2019	2020	2021	2022	2023	Total	Fair Value (a)
Fixed rate investments	$131,086,373	$65,438,002	$86,863,586	$17,218,165	$6,959,664	$307,565,790	$307,506,713
Weighted average interest rate (b)	11.71%	11.81%	12.41%	12.40%	0.00%	11.98%
Variable rate investments	$9,956,726	$20,490,804	$28,211,355	$5,672,847	$-	$64,331,732	$64,331,732
Weighted average interest rate (b)	12.81%	12.98%	14.93%	13.65%	-	13.87%

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2018, the board of managers held 15 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	57	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	58	Chief Compliance Officer and Affiliated Manager
Scott T. Hall	49	Chief Operating Officer
Mark A. Tipton	59	Chief Financial Officer
Paul Sanford	43	Chief Investment Officer
Terry Otton	65	Independent Manager
Cynthia Hostetler	56	Independent Manager
R. Michael Barth	69	Independent Manager

Gloria S. Nelund, Chairman, President and Chief Executive Officer

Gloria S. Nelund has served as our Chairman and Chief Executive Officer since our formation in April 2012 and became our President in December 2014. In addition, she has served as the Chairman and Chief Executive Officer of our Advisor since its formation in April 2012, Chief Compliance Officer of our Advisor since October 2013, President of our Advisor since December 2014, the Chairman and Chief Executive Officer of our Sponsor since its formation in August 2008, and President of our Sponsor from December 2014 to October 2015. From October 2006 until August 2008, Ms. Nelund served as the President and founder of Titus Development Group, LLC, a consulting firm focusing on strategy development, business planning and launch for start-up companies, as well as growth planning for small to mid-sized firms. Prior to founding Titus Development, LLC, Ms. Nelund spent her career as a high level executive in the international Asset Management Industry. Most recently, Ms. Nelund served as Head of the U.S. Private Wealth Management Division at Deutsche Bank, the world’s fifth largest financial institution. In this capacity, Ms. Nelund held fiduciary responsibility for more than $50 billion in investment assets, including more than $20 billion in emerging markets and credit instruments. In addition to this role, Ms. Nelund served as the only female member of the Global Private Wealth Management Executive Committee. Ms. Nelund served as the Managing Director of Scudder Kemper Investments, prior to its purchase by Deutsche Bank.

Prior to her tenure at Deutsche Bank, Ms. Nelund spent sixteen years as an executive at Bank of America/Security Pacific Bank, most notably as President and CEO of BofA Capital Management, Inc., an investment management subsidiary managing $35 billion in assets for both retail and institutional investors. In addition to managing fixed-income and equity mutual funds in both the U.S. and internationally, Ms. Nelund’s division was responsible for managing assets on behalf of public funds, common trust funds and corporate funds. Ms. Nelund also spent five years as Manager of Worldwide Sales and Marketing of BofA Global Asset Management and three years as CEO of InterCash Capital Advisors, Inc., a $15 billion investment management subsidiary of Security Pacific Bank.

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

Brent L. VanNorman, Esq., CPA, Chief Compliance Officer, Secretary and Manager

Brent L. VanNorman served as our Chief Financial Officer from August 2014 to February 2019, as our Chief Operating Officer from August 2014 to February 2019, and has served as our Chief Compliance Officer and Secretary since October 2013. In addition, Mr. VanNorman served as Chief Operating Officer of our Advisor from October 2013 to August 2018 and as Chief Financial Officer of our Advisor from October 2013 until October 2017. In addition, Mr. VanNorman has served as President of our Sponsor since November 2015, and continues as President in a part time role as he transitions to retirement from the Sponsor. Mr. VanNorman also served as the Interim Chief Financial Officer of the Company from October 2013 until his appointment as Chief Financial Officer of the Company in August 2014. Mr. VanNorman has served as a Manager since December 2014.  Prior to joining us, Mr. VanNorman served as a key member of the Intellectual Property and Litigation Team for the international law firm of Hunton & Williams LLP, beginning his practice there in August 2000, and terminating when he joined the Company. Prior to practicing law, Mr. VanNorman served as a Chief Information Officer for The Title Office, where he managed the accounting, data processing and marketing departments, along with 15 of the company’s 42 offices.

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

Scott T. Hall, Chief Operating Officer

Mr. Hall has served as our Chief Operating Officer since February 2019 and Chief Operating Officer of the Advisor since August 2018. Prior to joining the Advisor, Mr. Hall was the Chief Operating Officer of RS Funds Distributor, LLC, a limited purpose broker/dealer that serves as the distributor for RS Invesments, from September 2012 until December 2016. Mr. Hall was retired from December 2016 until August 2018. Prior to his role of Chief Operating Officer of RS Funds Distributor, Mr. Hall served as the Director of Client Operations for RS Investments, a $30 billion San Francisco-based asset manager, beginning his tenure at RS Investments in July 1999. While at RS Investments, Mr. Hall was responsible for the mutual fund operations team, negotiating third party service agreements, developing policies and procedures and was instrumental in launching the broker/dealer. Mr. Hall also served as a member of the Disclosure Controls and Compliance Systems Committees and chaired the Distribution Oversight Committee at RS Investments. Mr. Hall graduated from San Diego State University with a B.S. in Financial Services.

Mark A. Tipton, Chief Financial Officer

Mr. Tipton has served as our Chief Financial Officer since February 2019 and as Chief Financial Officer of the Advisor since October 2017. Prior to joining the Advisor, Mr. Tipton worked as Vice President of Logistics at SYNNEX Corporation, building the Reverse Logistics division from a start-up to a multimillion dollar business and establishing key vendor relationships with leading tech brands, from March 2008 until July 2015. Mr. Tipton worked with these brands to develop processes that prevented $200 million of used consumer electronic devices from filling waste disposal sites. Instead, they were tested and either fully recycled or prepared for global resale into primarily developing economies. Mr. Tipton was retired from July 2015 until October 2017.

Prior to his tenure at SYNNEX, Mr. Tipton served as the Chief Financial Officer at New Age Electronics, Inc., where he managed all financial aspects of the company, from September 1998 until March 2008. Most notably, Mr. Tipton was instrumental in the growth of the company’s annual revenue from $140 million to over $1 billion, facilitated the close of a $250 million asset-based lending facility, and was involved in the $150 million sale of the company to SYNNEX Corporation. Previously, Mr. Tipton was the Chief Financial Officer and Chief Operating Officer at a boutique broker-dealer/bond trading desk/investment advisor, where he managed all operating facets and financial activities of the firm. Mr. Tipton graduated from California State University, Northridge with a B.S. in Finance and Accounting. Additionally, Mr. Tipton was an audit manager in the financial services department of an international public accounting firm and maintains an active Certified Public Accountant license.

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

Mr. Sanford has over eighteen years of experience developing, managing and executing global macro investment strategies at both large global banks and boutique investment firms. Throughout his career, Mr. Sanford has followed and invested in emerging markets as part of his various investment mandates, including conducting extensive research on developing economies and reviewing and selecting leading managers of emerging market debt and equities, most prominently as Portfolio Manager for Latin American accounts at the U.S. Private Bank of HSBC. Mr. Sanford has a deep understanding of macroeconomics and geo-politics, and an in-depth knowledge of traditional and alternative asset classes in both public and private capital markets. For over a decade, Mr. Sanford has been a global macro investor with a focus on Central Bank policy, GDP growth trends, global interest rates, global currencies and foreign government policies.

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

Terry Otton, Independent Manager

Terry Otton has served as our Independent Manager since February 2013. Previously, Mr. Otton served as Chief Executive Officer of RS Investments from September 2005 until his retirement in March 2012. Mr. Otton also served as President and Trustee of RS Investment Trust and RS Variable Products Trust from April 2004 and May 2006, respectively, until March 2012. Mr. Otton has 30 years of experience in the investment management and securities industry, including serving as a Managing Director of the mergers and acquisition practice at Putnam Lovell NBF Group, an investment banking firm, since 2001. Mr. Otton also served as a Managing Director and CFO of Robertson, Stephens & Company and Robertson Stephens Investment Management, the predecessor to RS Investments, for more than 10 years. Mr. Otton was one of the principal founders of Robertson Stephens Investment Management in 1986. Mr. Otton holds a Bachelor of Science degree in Business Administration from the University of California, Berkeley and is a Certified Public Accountant.

Mr. Otton was selected to serve on the Company’s board of managers because of his over 30 years of experience in the investment management and securities industry. Having recently served as Chief Executive Officer of RS Investments and President and Trustee of RS Investment Trust and RS Variable Products Trust, Mr. Otton brings recent and relevant perspectives on the state of the investment management industry. He is also able to provide valuable insight regarding our investment strategy, regulatory and compliance oversight and operational processes.

Cynthia Hostetler, Independent Manager

Cynthia Hostetler has served as our Independent Manager since February 2013. Additionally, Ms. Hostetler has served as an independent trustee for Invesco Funds since 2017 and an independent director of Genesee & Wyoming (NYSE:GWR) since May 2018. Ms. Hostetler has also served on the Board of Directors of Vulcan Materials Company (NYSE: VMC), a producer of construction materials, since July 2014. Previously, Ms. Hostetler was an independent trustee of Aberdeen Investment Funds from 2013 until 2017. Ms. Hostetler was also an independent trustee of Artio Global Investment Funds from 2010 until 2013, prior to the acquisition of Artio Global Asset Management by Aberdeen Asset Management. Ms. Hostetler was an independent director of Edgen Group (NYSE:EDG), an energy infrastructure company, since May 2012. EDG was acquired by Sumitomo Corporation in late 2013. From August 2001 until her retirement in January 2009, Ms. Hostetler was the Head of Investment Funds at the Overseas Private Investment Corporation (OPIC). Prior to OPIC, Ms. Hostetler was the President and a member of the Board of Directors of First Manhattan Bancorporation. Ms. Hostetler began her professional career as an attorney in the corporate/banking department of the law firm Simpson Thacher & Bartlett. Ms. Hostetler received a Bachelor of Arts degree from Southern Methodist University and her law degree from the University of Virginia School of Law.

Ms. Hostetler was selected to serve on the Company’s board of managers because of her direct experiences in investing and development in the geographic regions in which the Company operates, as well as her extensive experience in the banking and investment industries. As the Company seeks to establish and leverage relationships with DFIs, Ms. Hostetler’s seven years of experience as Vice President of Investment Funds at OPIC should position her as an excellent source of insight and guidance in working with these institutions. Her diverse board positions make her a valuable resource in the areas of risk management, governance, valuation and with regard to certain sectors in which we anticipate making investments.

R. Michael Barth, Independent Manager

R. Michael Barth has served as our Independent Manager since February 2013. Mr. Barth also served as a Managing Partner of Barth & Associates LLC, an emerging markets capital advisory and consulting firm, since January 2012. Previously, Mr. Barth held various positions with Darby Overseas Investment Ltd., a wholly owned subsidiary of Franklin Templeton Investments, including Senior Advisor in Business Development from January 2011 until January 2012, Senior Director in Business Development from January 2009 until January 2011, Senior Managing Director in Global Investment from March 2007 until January 2009 and Managing Directorin Global Investment from March 2006 until March 2007. Before joining Darby, Mr. Barth spent over twenty years working for some of the most prominent development finance institutions in the world. Mr. Barth holds a Masters Degree in International Economics/International Affairs from the Johns Hopkins University, School of Advanced International Studies, and a Bachelor’s Degree in Economics from Brandeis University.

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in development and investment in the emerging markets. His qualifications to serve on the Company’s board of managers span more than 30 years of relevant experiences in development and emerging markets, including serving as Chief Executive Officer of FMO (Netherlands Development Finance Company) and Director of the Capital Markets Development Department at the World Bank and holding several senior positions at the International Finance Corporation, the private sector arm of the World Bank Group. Mr. Barth is currently Chairman of the Board of SFC Ltd., a part of the AfricInvest Group, and is also a member of the Boards of Directors of the Wananchi Group. Mr. Barth is also a member of the Investment Committees of the MPEF III and MPEF IV funds and Africinvest, a private equity manager. Mr. Barth is on the Advisory Committee of CASF and African River Funds as well as the financial sector oriented, Five Fund. Additionally, Mr. Barth is Senior Advisor of the Emerging Markets Private Equity Association (EMPEA), Senior Advisor to McKinsey and Company, Senior Consultant to the Asian Infrastructure Investment Bank and a member of the International Council of the Bretton Woods Committee. Previously, he held several board positions, including board positions in EMPEA, the Emerging Markets Growth Fund, Finca Microfinance Holding and Procredit.

Unless a manager resigns, is removed “for cause” by the majority of the remaining managers (excluding the manager being removed) or is removed by the majority vote of our unitholders, our managers serve for the duration. Our executive officers serve until their successors are elected and qualify. Our executive officers act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of managers from time to time. Our officers devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Each of our executive officers is also an officer of our Advisor.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2018, our Audit Committee had five meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Messrs. Terry Otton and R. Michael Barth and Ms. Cynthia Hostetler. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had five meetings in 2018. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

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

During 2018, we compensated each of our independent managers with an annual retainer of $60,000. In addition, we paid our independent managers fees for participating on committees of the board as follows:

•	each member of a committee of the board received $5,000 annually for each committee upon which he or she served; and
•	the chairman of the audit committee received an additional annual retainer of $10,000 and the chairman of any other committee received an additional annual retainer of $2,500.

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$80,000	—	$80,000
Cynthia Hostetler	$67,500	—	$67,500
R. Michael Barth	$70,000		$70,000

The Company did not have any outstanding equity awards as of December 31, 2018.

Commencing January 1, 2019, our board of managers approved an increase of $10,000 to the annual retainer that we pay to each of our independent managers, such that the annual retainer is $70,000, which will be pro-rated in the event of a partial term. In addition, our board of managers approved an increase of $10,000 to the annual retainer that we pay to the chairman of the audit committee, such that commencing January 1, 2019, we pay our independent managers annual retainers (each of which will be pro-rated in the event of a partial term) for participating on committees of the board as follows:

•	each member of a committee of the board receives a $5,000 annual retainer for each committee upon which he or she serves;
•	the chairman of the audit committee receives an additional annual retainer of $20,000; and
•	the chairman of any other committee receives and additionl annual retainer of $2,500.

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

Terry Otton

Cynthia Hostetler

R. Michael Barth

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2018 and 2017, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2018 and 2017, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

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

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.72%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Mark Tipton	—		—
Scott Hall	—		—
Brent VanNorman	1,627	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All manager and officers as a group	340,686		0.77%
*	Amount represents less than 1%
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

The Company did not have any outstanding equity awards as of December 31, 2018.

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

Dealer Manager

Strategic Capital has an equity interest in our Advisor and is affiliated with SC Distributors, the dealer manager for the Offering.

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

Other Provisions Relating to Conflicts of Interest

In addition to the creation of the corporate governance and conflicts committee, our operating agreement contains many other restrictions regarding conflicts of interest, including the following:

Advisor Compensation: Our independent manager’s review, at least annually, whether the compensation we contract to pay TriLinc Advisors and its affiliates is reasonable relative to the nature and quality of the services provided and the investment performance of the Company and that the provisions of the Advisory Agreement are being carried out. The board of managers may consider all factors that they deem relevant in making these determinations.

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

Related Transactions

From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,200 of operating expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarters ended March 31, 2018, September 30, 2018, and December 31, 2018, but met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been recorded as expenses of the Company for the year ended December 31, 2018. The Sponsor may demand the reimbursement of our cumulative expenses covered by the Responsibility Agreement to the extent we exceed the Reimbursement Hurdle during any quarter.

For the years ended December 31, 2018 and 2017, the Company paid $7,971,062 and $6,484,850, respectively, in asset management fees and $6,212,931 and $4,599,941, respectively, in incentive fees to our Advisor.

As of December 31, 2018, the Sponsor has paid approximately $17,456,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $115,600 and $3,016,600, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the Company paid $54,616 and $2,612,810, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.  From the commencement of the Company’s operations through December 31, 2018, the Company has reimbursed the Sponsor a total of $17,211,117 of offering costs and organization costs and there is a remaining balance of approximately $481,000 of offering costs that have not been reimbursed to the Sponsor as of December 31, 2018.

For the years ended December 31, 2018 and 2017, the Company paid $6,252 and $643,566, respectively, in dealer manager fees and $19,270 and $2,516,109, respectively, in selling commission to the dealer manager, SC Distributors. In addition, for the years ended December 31, 2018 and 2017, the Company paid SC Distributors $582,045 and $538,725, respectively in ongoing distributions, dealer manager and services fees.

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

Independent Registered Public Accounting Firm

On June 18, 2014, the Company’s Audit Committee approved the engagement of Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm. On March 22, 2018, the Company’s Audit Committee reapproved the engagement of Moss Adams as the Company’s independent registered public accounting firm for the year ended December 31, 2018.

Audit Fees

The aggregate amount of fees billed by Moss Adams for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal years 2018 and 2017 was approximately $447,900 and $256,200, respectively.

Audit Related Fees

There were no audit related fees billed by Moss Adams for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal years 2018 and 2017.

Tax Fees

There were approximately $169,000 and $155,185 in tax fees billed by Deloitte Tax, LLP to the Company for fiscal years 2018 and 2017, respectively. Tax services fees consist of fees billed for professional services performed by Deloitte Tax, LLP’s tax personnel for tax compliance. These services include assistance regarding federal and state tax compliance.

All Other Fees

Moss Adams completed, under approval of the audit committee, an attestation engagement on the Company’s Impact Report whose fees was $11,000 and $19,000 for the years ended December 31, 2018 and 2017, respectively. There were no other fees billed by Moss Adams or Deloitte Tax, LLP to the Company for fiscal years 2018 or 2017.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. In accordance with applicable laws and regulations, our Audit Committee reviews and pre-approves any audit and non-audit services to be performed by our independent accountant to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Our Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. In some cases, our Audit Committee may pre-approve the provision of a particular category or group of services for up to a year. Our Audit Committee approved all of the services listed in the table above. On August

11, 2016, in accordance with the Audit Committee Charter and the Company’s pre-approval policy, our Audit Committee approved engagement of Moss Adams to provide certain services associated with the assurance review of the Company’s June 2017 Annual Impact Report after determining that such engagement would not compromise Moss Adams’s independence in performing audit services.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm (Moss Adams) as of and for the year ended December 31, 2018 and 2017
•	Consolidated Statements of Assets and Liabilities as of December 31, 2018 and 2017
•	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
•	Consolidated Schedules of Investments as of December 31, 2018 and 2017
•	Notes to the Consolidated Financial Statements
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

10.1

Second Amended and Restated Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 25, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

10.5

Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC dated March 26, 2018. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

101*

The following materials from TriLinc Global Impact Fund LLC’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 29, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Company has determined not to include a summary.

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit-holders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements assets and liabilities of TriLinc Global Impact Fund, LLC (the “Company”) as of December 31, 2018 and 2017, including the consolidated schedules of investments, and the related consolidated statements operations, consolidated changes in net assets and consolidated cash flows for each of the years then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2019

We have served as the Company’s auditor since 2014.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2018	2017
ASSETS
Investments owned, at fair value (amortized cost of $381,133,170 and $335,328,569, respectively)	$372,977,743	$335,269,492
Cash	8,101,629	9,641,457
Interest receivable	17,552,039	9,210,430
Due from affiliates (see Note 5)	4,240,231	3,997,314
Other assets	132,041	189,103
Total assets	403,003,683	358,307,796

LIABILITIES
Due to unitholders	1,431,635	1,295,293
Management fee payable	1,997,915	1,763,018
Incentive fee payable	1,769,299	1,323,929
Notes payable	32,875,000	28,160,000
Unit repurchases payable	2,726,310	2,153,077
Accrued distribution and other fees	1,230,000	1,895,000
Other payables	903,165	360,742
Total liabilities	42,933,324	36,951,059
Commitments and Contingencies (see Note 5)
NET ASSETS	$360,070,359	$321,356,737

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$155,806,753	$162,087,710
Net capital paid in on Class C units	71,492,834	74,739,748
Net capital paid in on Class I units	91,205,180	92,522,021
Net capital paid in on Class W units	204,847	—
Net capital paid in on Class Y units	9,562,342	9,163,759
Net capital paid in on Class Z units	49,009,520	—
Offering costs	(17,211,117)	(17,156,501)
Net assets (equivalent to $8.227 and $8.466, respectively per unit based on total units outstanding of 43,914,946 and 38,183,103, respectively)	$360,070,359	$321,356,737
Net assets, Class A (units outstanding of 17,966,563 and 18,240,073, respectively)	$147,658,522	$153,892,048
Net assets, Class C (units outstanding of 8,238,094 and 8,411,343, respectively)	67,756,677	70,960,348
Net assets, Class I (units outstanding of 10,555,022 and 10,442,009, respectively)	86,418,246	87,830,198
Net assets, Class W (units outstanding of 24,555 and 0, respectively)	193,711	—
Net assets, Class Y (units outstanding of 1,165,675 and 1,089,678, respectively)	9,033,683	8,674,143
Net assets, Class Z (units outstanding of 5,965,037 and 0, respectively)	49,009,520	—
NET ASSETS	$360,070,359	$321,356,737

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2018	2017
INVESTMENT INCOME
Interest income	$44,940,452	$32,494,392
Interest from cash	166,414	359,682
Total investment income	45,106,866	32,854,074
EXPENSES
Asset management fees	7,971,062	6,484,850
Incentive fees	6,212,931	4,599,941
Professional fees	1,876,652	1,187,220
General and administrative expenses	1,624,974	1,421,712
Interest expense	1,964,776	606,943
Board of managers fees	217,500	217,500
Total expenses	19,867,895	14,518,166
Expense support payment to (from) Sponsor	387,000	(3,831,415)
Net expenses	20,254,895	10,686,751
NET INVESTMENT INCOME	24,851,971	22,167,323
Net change in unrealized appreciation (depreciation) on investments	(8,096,352)	—
Foreign exchange loss	(11,907)	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,743,712	$22,167,323

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.57	$0.62
EARNINGS PER UNIT - BASIC AND DILUTED	$0.38	$0.62
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	43,723,569	35,541,295

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	For the Years Ended
	December 31,	December 31,
	2018	2017
INCREASE FROM OPERATIONS
Net investment income	$24,851,971	$22,167,323
Foreign exchange loss	(11,907)	—
Net change in unrealized depreciation on investments	(8,096,352)	—
Net increase from operations	16,743,712	22,167,323
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(11,515,255)	(12,746,601)
Distributions to Class C unitholders	(5,261,354)	(5,749,126)
Distributions to Class I unitholders	(6,670,791)	(6,866,979)
Distributions to Class W unitholders	(12,955)	—
Distributions to Class Y unitholders	(719,025)	(190,149)
Distributions to Class Z unitholders	(3,383,877)	—
Net decrease from distributions	(27,563,257)	(25,552,855)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	4,959,452	29,324,867
Issuance of Class C units	2,587,101	15,070,643
Issuance of Class I units	3,955,520	31,578,249
Issuance of Class W units	211,000	—
Issuance of Class Y units	665,000	9,313,399
Issuance of Class Z units	50,740,978	—
Repurchase of units	(14,196,268)	(8,699,994)
Distribution and other fees	665,000	12,000
Offering costs	(54,616)	(2,612,810)
Net increase from capital transactions	49,533,167	73,986,354
NET INCREASE IN NET ASSETS	38,713,622	70,600,822
Net assets at beginning of period	321,356,737	250,755,915
Net assets at end of period	$360,070,359	$321,356,737

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,743,712	$22,167,323
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Purchase of investments	(206,981,492)	(323,243,049)
Maturity of investments	166,485,712	196,587,426
Payment-in-kind interest	(4,754,257)	(3,600,991)
Net change in unrealized depreciation on investments	8,096,352	—
Foreign exchange loss	11,907	—
Accretion of discounts on investments	(554,566)	(1,217,065)
Increase in interest receivable	(8,353,516)	(2,343,998)
Increase in due from affiliates	(242,917)	(821,658)
Decrease in other expenses	57,062	31,669
Increase in due to unitholders	136,342	360,488
Increase in management and incentive fees payable	680,267	1,920,800
Increase in other payable	542,423	307,841
NET CASH USED IN OPERATING ACTIVITIES	(28,132,971)	(109,851,214)
Cash flows from financing activities
Net proceeds from issuance of units	53,091,399	74,019,746
Distributions paid to unitholders	(17,535,609)	(14,285,443)
Payments of offering costs	(54,616)	(2,681,122)
Repurchase of units	(13,623,031)	(8,705,172)
Repayments of notes payable	(285,000)	(1,450,000)
Proceeds from issuance of notes payable	5,000,000	27,804,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,593,143	74,702,359
TOTAL DECREASE IN CASH	(1,539,828)	(35,148,855)
Cash at beginning of year	9,641,457	44,790,312
Cash at end of year	$8,101,629	$9,641,457
Supplemental information
Cash paid for interest during the period	$1,769,506	$294,980
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$10,027,648	$11,267,412
Change in accrual of distribution and other fees	$(665,000)	$(12,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2018

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,851,296	0.8%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	8,063,150	N/A	7,866,972	7,866,972	2.2%
China	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.8%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	5,468,186	N/A	5,468,186	5,468,186	1.5%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	21,367,121	N/A	21,367,121	21,367,121	5.9%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.9%
Peru	Kinder Investments, Ltd. (16), (17)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,465,132	N/A	4,465,132	4,465,132	1.2%
Total Senior Secured Term Loan (1)									88,858,707	88,858,707	24.7%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	0.0%	11/24/2022	13,903,662	75%	13,903,662	13,903,662	3.9%
Brazil	Other Investments (6)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,514,667	42%	5,428,294	5,428,294	1.5%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/5.50% PIK	0.0%	8/21/2021	16,459,362	88%	16,459,362	16,459,362	4.6%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/3.00% PIK	0.0%	10/15/2023	19,115,803	76%	18,965,870	18,965,870	5.3%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	5.50% Cash/7.50% PIK	0.0%	1/23/2021	8,034,348	5%	8,262,375	8,262,375	2.3%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.3%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	12.90%	0.0%	8/31/2022	18,527,237	14%	18,527,237	18,527,237	5.1%
Ghana	Other Investments (7)	Gas Transmission and Distribution	LNG Infrastructure Developer	15.89%	0.0%	6/13/2021	17,605,054	90%	17,605,054	17,605,054	4.9%
Jersey	Africell Holding Limited (8)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	16%	18,515,500	18,515,500	5.1%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.95% Cash/4.00% PIK	0.0%	3/31/2023	12,970,938	46%	12,970,938	12,970,938	3.6%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,168,797	100%	16,083,083	16,083,083	4.5%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.85%	0.8%	9/16/2020	12,762,670	100%	12,728,503	12,728,503	3.5%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,958,861	27%	1,917,097	1,917,097	0.5%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	12.00%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/1/2019 - 11/16/2019	3,250,844	74%	3,250,844	3,250,844	0.9%
Total Senior Secured Term Loan Participations									189,157,819	189,157,819	52.5%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,316,105	2.6%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,991,915	1.4%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,748,935	1.9%
Argentina	Algodonera Avellaneda S.A. (17)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,784,354	1.1%
Cameroon	Other Investments (9), (27)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42% - 17.50%	0.0%	3/27/2019	10,718,201	70%	10,718,201	10,718,201	3.0%
Chile	Functional Products Trading S.A. (17)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.4%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	662,525	0.2%
Hong Kong	Other Investments (9),(26)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	1/2/2019 - 2/14/2019	15,000,000	N/A	15,000,000	15,000,000	4.2%
Hong Kong	Other Investments (8), (29)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	1/20/2019 - 2/1/2019	7,000,000	28%	7,000,000	7,000,000	1.9%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	12.88%	0.0%	7/14/2019	2,500,000	14%	2,500,000	2,500,000	0.7%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,632,234	2.1%
Nigeria	Other Investments (9), (28)	Farm Products	Cocoa Trader	16.77%	0.0%	12/27/2018 - 3/27/2019	448,697	34%	448,697	448,697	0.1%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	16.77%	0.0%	3/27/2019	1,275,451	24%	1,275,451	1,275,451	0.4%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	16.77%	0.0%	3/27/2019	1,329,575	25%	1,329,575	1,329,575	0.4%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
South Africa	Other Investments (9), (30)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	1/7/2019 - 2/14/2019	6,029,026	60%	6,029,026	6,029,026	1.7%
United Arab Emirates	Global Pharma Intelligence Sarl (7), (17)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participation									88,983,961	80,236,312	22.5%
Short Term Investments (1)
Netherlands	Other Investments (9), (31)	Food Products	Fruit Juice Processor B	10.50%	0.0%	12/26/2018	4,000,000	16%	4,000,000	4,000,000	1.1%
Ghana	Other Investments (21)	Financial services	Funds held in escrow	15.34%	0.0%	N/A	394,946	90'%	394,946	394,946	0.1%
Singapore	Other Investments (9)	Metals Service Centers and Offices	Steel Trader	12.45%	0.0%	6/30/2019	3,737,737	100%	3,737,737	3,737,737	1.0%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	5,512,000	1.5%
Total Short Term Investments									14,132,683	13,644,683	3.7%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$381,133,170	$372,977,743

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 18th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	Cash interest paid monthly. Principal, including PIK interest, to be repaid in equal monthly installment starting in October 2020.
12	Principal and interest paid annually. , the maturity date was extended to 2/28/2021 in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	In October 2017, this investment was refinanced from a trade finance to a term loan and the maturity dates were extended to 08/31/2022.
14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 8/15/21. Please refer to Note 3 for additional information.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
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

20

Loan is denominated in euro currency with a principal amount of 6,200,000 euro, however the Company’s participation is denominated in US dollars.  The quarterly interest payments are paid at the current exchange rate and subject to foreign currency fluctuations. The fair value includes an investment premium of $228,027.

21  Investment classified as short term due to the funds being held in an escrow account pending the completion of the loan document. Funds accrue interest at 13% plus three-month Libor. Funds were fully disbursed out of escrow during the first quarter 2019.

22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in March 2020.
24	Interest paid quarterly. Principal to be repaid in five equal quarterly installments starting in March 2019.
25	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
26	The maturity dates of these investments were previously extended to 1/2/2019 to 2/14/2019. During the first quarter 2019, they were further extended to December 2019 to February 2020.
27	During the fourth quarter 2018, the maturity dates of these investments were extended to 3/27/2019.
28	As of the date of this report the $147,679 portion of this investments that had a maturity date in December 2018 has been repaid in full.
29	During the first quarter 2019, the maturity dates of these investments were extended to 4/10/2019 and 5/3/2019.
30	Partial payment of principal was received during the first quarter of 2019. The Company expects to extend the maturity during the second quarter of 2019.
31	$2 million of this investment was repaid during the first quarter 2019. The remaining $2 million principal balance was extended to July 31, 2019.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2017

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	2.0%	10/21/2022	$15,739,999	N/A	$15,714,764	$15,714,764	4.9%
China	Other Investments (6)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	3.1%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	3,157,735	N/A	3,157,735	3,157,735	1.0%
Malaysia	Other Investments (8)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.7%
Mexico	Other Investments (9)	Refuse Systems	Waste to Fuels Processor	14.50%	0.0%	7/27/2021	11,315,000	N/A	11,315,000	11,315,000	3.5%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021 - 4/2/2021	6,840,000	N/A	6,840,000	6,840,000	2.1%
Peru	Pure Biofuels del Peru S.A.C. (11)	Bulk Fuel Stations and Terminals	Clean Diesel Distributor	11.33%	0.0%	7/27/2019	15,000,000	N/A	16,545,994	16,545,994	5.1%
Total Senior Secured Term Loan (1)									78,573,493	78,573,493	24.4%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	12.04%	0.0%	8/18/2021	4,740,000	100%	4,740,000	4,740,000	1.5%
Brazil	Usivale Industria E Commercio Ltda (12), (19)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	2,851,296	100%	2,851,296	2,851,296	0.9%
Cabo Verde	TRG Cape Verde Holdings Limited (6)	Hotels and Motels	Hospitality Service Provider	13.50%	0.0%	8/21/2021	15,807,931	26%	15,807,931	15,807,931	4.9%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	100%	15,500,000	15,500,000	4.8%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	11.66%	0.0%	8/31/2022	18,527,237	15%	18,527,237	18,527,237	5.8%
Indonesia	Other Investments (6)	Street Construction	Infrastructure and Logistics Provider	20.00%	0.0%	11/22/2019	10,909,500	75%	10,861,658	10,861,658	3.4%
Indonesia	Other Investments (8)	Metals & Mining	Vessel Operator	11.00%	0.0%	6/8/2020	3,332,336	62%	3,332,336	3,332,336	1.0%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.82%	0.0%	3/31/2023	12,464,320	59%	12,464,320	12,464,320	3.9%
Namibia	Trustco Group Limited (14)	Land Subdividers and Developers	Property Developer	12.50%	0.0%	8/15/2021	15,529,353	100%	15,411,497	15,411,497	4.8%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	16.54%	0.8%	9/16/2020	13,407,670	100%	13,353,503	13,353,503	4.2%
Peru	Corporacion Prodesa S.R.L. (16)	Consumer Products	Diaper Manufacturer	12.00% - 13.00%	0.0%	7/28/2021	4,960,000	N/A	4,960,000	4,960,000	1.5%
Zambia	Other Investments (6)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/16/2019	1,355,600	15%	1,355,600	1,355,600	0.4%
Total Senior Secured Term Loan Participation									119,165,378	119,165,378	37.1%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (7), (17)	Agricultural Products	Agriculture Distributor	9.00%	0.0%	5/1/2018	12,500,000	83%	12,500,000	12,500,000	3.9%
Argentina	Sancor Cooperativas Unidas Ltda (19)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2018	6,000,000	17%	6,000,000	6,000,000	1.9%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (19)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	32%	9,000,000	9,000,000	2.8%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Argentina	Algodonera Avellaneda S.A. (8), (19), (23)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	2/22/2018	6,000,000	100%	6,000,000	6,000,000	1.9%
Chile	Functional Products Trading S.A. (19)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,326,687	0.4%
Ecuador	Other Investments (7)	Fresh or Frozen Packaged Fish	Shrimp Exporter	9.25%	0.0%	9/4/2018 - 10/22/2018	3,338,520	34%	3,338,520	3,338,520	1.0%
Ecuador	Other Investments (7)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	8/18/2018	351,559	43%	351,559	351,559	0.1%
Guatemala	Procesos Fabriles S.A. (19), (20)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	881,800	0.3%
Hong Kong	Other Investments (8)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	4/29/2018	14,388,525	100%	14,388,525	14,388,525	4.5%
Hong Kong	Other Investments (9)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	9.50%	0.0%	1/4/2018 - 2/19/2018	15,000,000	N/A	15,000,000	15,000,000	4.7%
Hong Kong	Other Investments (8)	Coal and Other Minerals and Ores	Resource Trader	10.0% - 11.5%	0.0%	11/16/2017 - 12/27/2020	11,957,864	100%	11,957,864	11,957,864	3.7%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	11.82%	0.0%	11/8/2018	3,500,000	27%	3,500,000	3,500,000	1.1%
Morocco	Mac Z Group SARL (19), (20)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,349,626	2.3%
Nigeria	Other Investments (9)	Farm Products	Cocoa Exporter	17.50%	0.0%	9/7/2018 - 9/29/2018	1,936,600	100%	1,936,600	1,936,600	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Distribution	17.50%	0.0%	9/19/2018	1,846,170	100%	1,846,170	1,846,170	0.6%
Nigeria	Other Investments (9)	Farm Products	Cocoa Producer	17.50%	0.0%	9/19/2018	764,280	100%	764,280	764,280	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader	17.50%	0.0%	9/19/2018 - 9/27/2018	1,205,450	100%	1,205,450	1,205,450	0.4%
South Africa	Applewood Trading 199 Pty, Ltd. (19), (20)	Food Products	Fruit & Nut Distributor	12.00%	0.0%	5/22/2015	785,806	12%	785,806	726,729	0.2%
South Africa	Other Investments (8)	Metals & Mining	Mine Remediation Company	17.50%	0.0%	9/28/2017	1,234,145	10%	1,234,145	1,234,145	0.4%
United Arab Emirates	Global Pharma Intelligence Sarl (7)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	1/30/2018	1,080,000	60%	1,080,000	1,080,000	0.3%
United Kingdom	Other Investments (9)	Coal and Other Minerals and Ores	Metals Trader	9.50% - 10.14%	0.0%	12/31/2017 - 5/8/2018	4,296,451	71%	4,296,451	4,296,451	1.3%
Uruguay	Other Investments (7)	Food Products	Citrus Producer	9.00%	0.0%	2/3/2018 - 7/26/2018	346,215	100%	346,215	346,215	0.1%
Total Senior Secured Trade Finance Participations									105,089,698	105,030,621	32.7%
Short Term Investments (1)
Cayman Islands	Other Investments (21)	Financial Services	Financial Services Provider	7.50%	0.0%	2/28/2018	10,000,000	N/A	10,000,000	10,000,000	3.1%
United Kingdom	Other Investments (9)	Petroleum and Petroleum Products	Energy Commodity Trading	8.88% - 9.15%	0.0%	1/31/2018 - 2/28/2018	16,500,000	16%	16,500,000	16,500,000	5.1%
N/A	IIG TOF B.V. (19), (20), (22), (23)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	6,000,000	1.9%
Total Short Term Investments									32,500,000	32,500,000	10.1%

Total Investments									$335,328,569	$335,269,492

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

13

While the original maturity dates ranged from 3/10/2017 to 10/9/2017, during July 2017 the maturity dates were extended to 2/21/2018 to 6/1/2018. In October 2017, this investment was refinanced from a trade finance participation to a term loan participation and the maturity dates were extended to 8/31/2022.  In addition, at the time of the refinance, $2,027,327 of accrued interest was capitalized and added to the principal balance.

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to December 31, 2018, the Company raised an additional $67,321,000 pursuant to a private placement and $18,790,000 pursuant to the DRP for the gross proceeds of $447,887,000 as of December 31, 2018.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of December 31, 2018, the Company’s subsidiaries are as follows:

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

Through December 31, 2018, the Company has made, through its subsidiaries, loans in several countries located in Europe, South America, Asia and Africa.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At December 31, 2017, six portfolio companies were on non-accrual status with an aggregate fair value of $30,562,415 or 8.2% of the fair value of the Company’s total investments. At December 31, 2017, three portfolio company was on non-accrual status with a fair value of $8,958,155 or 2.7% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $3,054,881 and $401,838 respectively, for the years ended December 31, 2018 and 2017.

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
2.

For all investments with a maturity of greater than 12 months, the Company has engaged a third-party independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm perform a review on the reasonableness of the Company’s internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification;

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

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, the Company may use a collateral based approach (also known as a liquidation approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, we determine the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

Payment-in-Kind Interest

The Company may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2018 and 2017, the Company earned and capitalized PIK interest of $4,754,257 and $3,600,991, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At December 31, 2018 and 2017, the estimated unpaid aggregate distribution fees for Class C units amounted to $1,172,000 and $1,309,000,respectively, the unpaid dealer manager fees for Class I units amounted to $55,000 and $61,000 respectively, and the unpaid dealer manager and service fees for Class W units amounted to $3,000 and $4,000 respectively.

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

As of December 31, 2018 and 2017, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2015.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2018, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the Company’s income and expenses on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, effective June 30, 2016, the Company records liabilities for distribution fees that the Company (i) currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of December 31, 2018 and 2017, under GAAP, the Company recorded a liability in the aggregate amount of $1,230,000 and $1,895,000, respectively, for the estimated future amount of Class C units distribution fee, Class I units dealer manager fees, Class W units ongoing dealer manager fees and Class W units service fees payable. The Company is not required to determine its net asset value under GAAP and, thus, its determination of net asset value per unit for Class C units, Class I units and Class W units now varies from GAAP.

Prior to April 1, 2017, the Company deducted the liability for the estimated future distribution fees in its net asset value calculation for Class C units. As a result, for each period from June 30, 2016 through March 31, 2017, the Class A and Class I units had a higher net asset value per unit than the Class C units with the difference being the result of the Company’s deduction of estimated future distribution fees with respect to Class C units. The Company determined that the prior approach is not the most appropriate for determining the net asset value per unit for Class C units and, beginning with the net asset value determination as of June 30, 2017, the Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per unit for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result of this change in the calculation of the net asset value, as of December 31, 2018, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.227. As of March 31, 2017, Class A and Class I units had a net asset value of $8.529 per unit and Class C units had a net asset value of $8.267 (with a blended net asset value of $8.467 per unit). Without taking into account the change in the treatment of the future distribution fees, the net asset value per unit has decreased by $0.302 from $8.529 as of March 31, 2017 to $8.227 as of December 31, 2018 as a result of the Sponsor’s determination to absorb a reduced amount of operating expenses during the second and fourth quarters of 2017. The Company also failed to realize sufficient investment income to cover its operating expenses during the second and fourth quarters of 2017 and first quarter of 2018. In addition, during the year ended December 31, 2018, the Company recorded approximately $8.1 million in net unrealized depreciation on its investments.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2018 and 2017.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. Reimbursement of organization and offering costs that exceed the O&O Reimbursement Limit will be expensed in the period they become reimbursable, which is dependent on the gross offering proceeds raised in such period, and are therefore not included on the Statements of Assets and Liabilities as of December 31, 2018 and 2017. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of December 31, 2018, the Sponsor has incurred approximately $567,300 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  As of December 31, 2018, the Company has reimbursed $86,784 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

Operating Expense Responsibility Agreement

On March 26, 2018, the Advisor and the Sponsor entered into the Responsibility Agreement originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017.

The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Fund’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Fund’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than asset management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the asset management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such asset management fees and incentive fees accrued to date have been reimbursed.

The Company did not meet the Reimbursement Hurdle for the quarters ended March 31, 2018, September 30, 2018, and December 31, 2018, but met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been reimbursed to the Sponsor and recorded as expenses of the Company for the year ended December 31, 2018. As of December 31, 2018, there is a remaining aggregate balance of approximately $16,266,800 in expenses covered by the Responsibility Agreement which have not been reimbursed to the Sponsor nor recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

Out-of-Period Adjustments

As disclosed in “Watch List Investments” in Note 3, in prior periods, the Company was not aware of, and so therefore did not include, certain information in its valuation of some of its Participations in trade finance facilities originated by IIG Trade Opportunities Fund B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. This resulted in the overstatement of the valuation of these investments for each quarter in the year ended December 31, 2017 and the quarter ended March 31, 2018, which overstatement was not material. The aggregate amount of this overstatement as of December 31, 2017 was approximately $871,000. The Company became aware of this information on July 31, 2018 and determined that the adjustments for the prior periods are not material. The Company elected to record these prior period adjustments on a prospective basis commencing with the second quarter of 2018. The effect of these adjustments was to overstate net change in unrealized depreciation on investments and to understate the Net Increase In Net Assets Resulting From Operations, in each case by approximately $871,000 on the Consolidated Statement of Operations as of December 31, 2018.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the implementation of this standard by one year.  ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company has adopted this guidance effective for the fiscal period beginning January 1, 2018, using the modified retrospective approach. The guidance does not apply to revenue associated with financial instruments, including loans and investments that are accounted for under other U.S. GAAP. As a result, the adoption of the new revenue recognition guidance did not have any impact on the elements of the Company’s consolidated statements of operations, most closely associated with financial instruments, including interest and fee income, and resulted in no cumulative effect adjustment to the opening balance of its net assets.

In January, 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments that are marked to fair value and reported as available-for-sale (“AFS”).  ASU 2016-01 requires public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.  For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company has adopted this guidance effective for the fiscal period beginning January 1, 2018.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG is the sub-advisor with respect to six of the twelve investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG is the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of December 31, 2018, all but one of the Company’s investments are denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At December 31, 2018, the Company’s investment portfolio included 47 companies and was comprised of $88,858,707 or 23.8% in senior secured term loans, $189,157,819 or 50.7% in senior secured term loan participations, $80,236,312 or 21.5% in senior secured trade finance participations, and $13,644,683 or 3.7% in short term investments. At December 31, 2018, the Company’s largest loan by value was $21,367,121 or 5.6% of the total portfolio and the Company’s 5 largest loans by value amounted to an aggregate of $94,943,574, representing 25.5% of total investments. Participation in loans amounted to 72.2% of the Company’s total portfolio at December 31, 2018.

Note 3. Investments

As of December 31, 2018, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$88,858,707	$88,858,707	23.8%
Senior secured term loan participations	189,157,819	189,157,819	50.7%
Senior secured trade finance participations	88,983,961	80,236,312	21.5%
Short term investments	14,132,683	13,644,683	3.7%
Equity warrants	-	1,080,222	0.3%
Total investments	$381,133,170	$372,977,743	100.0%

As of December 31, 2017, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$78,573,493	$78,573,493	23.4%
Senior secured term loan participations	119,165,378	119,165,378	35.6%
Senior secured trade finance participations	105,089,698	105,030,621	31.3%
Short term investments	32,500,000	32,500,000	9.7%
Total investments	$335,328,569	$335,269,492	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to a year or more of accrued interest receivable as of December 31, 2018.  In addition, certain of the Company’s investment in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Deferred interest included in the interest receivable balance as of December 31, 2018 and 2017 amounted to $2,413,894 and $1,960,157, respectively. The Company’s interest receivable balances at December 31, 2018 and 2017 are recorded at the amounts that the Company expects to collect.

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

Warrants

Certain investments, including loans and participations, may carry equity warrants on borrowers, which allow the Company to buy shares of the portfolio company at a given price, which the Company will exercise at its discretion during the life of the portfolio company. The Company’s goal is to ultimately dispose of such equity interests and realize gains upon the disposition of such interests. However, these warrants and equity interests are illiquid and it may be difficult for the Company to dispose of them.  In addition, the Company expects that any warrants or other return enhancements received when the Company makes or invests in loans may require several years to appreciate in value and may not appreciate at all.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower;

(iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower). As of December 31, 2018 and 2017, respectively, the Company had 12 and 10 Watch List investments.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG is the sub-advisor with respect to six of the twelve investments that the Company has deemed Watch List investments.  The Company has determined not to engage in any new business with IIG, due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG is the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.

Given IIG’s failure to fulfill its obligations as a sub-advisor, the Company, with the authorization of the board of managers, engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of certain material investments described below. Specifically, for the quarter ended December 31, 2018, the Company asked the independent valuation firm to perform the limited procedures on certain Watch List investments that the Company deemed to be material and are more specifically described below under the captions, “—Algodonera Avellaneda S.A.”, “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, “—IIG Trade Opportunities Fund B.V. Receivable”, “—Compania Argentina de Granos”, and “—Sancor Cooperativas Unidas Limitada”.  In addition, for the quarter ended December 31, 2018, the Company asked the independent valuation firm to perform the limited procedures on the investment described below under the caption “—Mac Z Group SARL” for which Scipion (defined below) is the sub-advisor.  These six investments comprise approximately 10.2% of the total investments at fair value as of December 31, 2018, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith. Set forth below is a description of the Company’s Watch List investments for which IIG is the sub-advisor, followed by the investments for which other parties act as sub-advisor.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund NSPV, a subsidiary of a fund advised by the Company’s sub-advisor, IIG, with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of December 31, 2018. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  Based on information provided by IIG in 2018, the Company’s existing Participation in this trade finance facility is near the final stages of being restructured to a Participation in a term loan. The Company is currently in discussions with IIG regarding a potential assignment of the Company’s portion of the underlying trade finance facility.

Assuming the trade finance facility restructuring is finalized as described above, the Company has determined that its Participation should be valued using the income approach, in accordance with its valuation policy, and has determined the fair value of the principal amount of this investment to be $662,525 as of December 31, 2018 based upon modeled principal and interest payments, discounted to present value using expected yield to maturity. In addition, until such time that Profasa fully completes its restructuring and ramps up operations, an additional adjustment for the uncertainty related to the completion of the restructuring has been applied. The Company has placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the for the years ended December 31, 2018 and 2017 amounted to $110,420 and $55,664, respectively.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by IIG, with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines. In the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018 and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Prior Reports”), the Company reported that its “Watch List Investments” included a Participation in a trade finance facility where Vicentin – Nacadie S.A. was the borrower.  The Company reported that the outstanding principal balance on its Participation was $12,000,000.  During the third quarter of 2018, the Company determined that the documents that had been provided to the Company by its sub-advisor, IIG, regarding the Participation indicated that the Company’s Participation was in fact two Participations, each with a principal balance of $6,000,000, in separate facilities originated by IIG.  In one, the borrower is Algodonera and in the other the borrower is Nacadie Commercial S.A. (“Nacadie”).  However, participation certificates issued to the Company by IIG for these Participations identified the borrowers as Vicentin/Algodonera and Vicentin/Nacadie, respectively. Vicentin is not the borrower, but rather IIG had informed the Company that Vicentin had agreed to guarantee the payments due under both of the trade finance facilities. The following paragraphs provide updated information concerning the Company’s Participation in the Algodonera trade finance facility.  See below under “—IIG Trade Opportunities Fund B.V. Receivable” for updated information regarding the Company’s Participation in the Nacadie trade finance facility.

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of December 31, 2018, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $778,500. IIG informed the Company that in June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin have appealed to the court of appeals.  In March 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to two other companies (specifically, Nacadie and FRIAR (defined below)).  The Company also learned on July 31, 2018 that the court proceedings involving IIG, Algodonera and Vicentin also include a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to Nacadie and FRIAR under the subrogation agreement. IIG had not disclosed this additional dispute and subrogation agreement to the Company.

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

As described above, a payment guarantee has been secured from Zurich Insurance Group through the commercial court, the value of which is sufficient to pay off all outstanding principal and accrued interest. Although IIG had previously expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, Vicentin and Algodonera. Taking all of the factors described above into consideration, the Company believes, that as of December 31, 2018, the most appropriate valuation method remains the income approach and the Company determined the fair value of the principal amount of this investment to be $3,784,354. The Company has placed this investment on non-accrual status effective January 1, 2019.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is an Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received one interest payment under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  During the third quarter of 2018, IIG informed the Company that although it had reviewed its books and records, it could not locate all of the original documents requested by the Company.  In connection with its review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Annual Report on Form 10-K.

As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.  Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not yet received a written agreement from IIG to this effect.  Given IIG’s acknowledgement of its error and its contractual obligations to the Company as a sub-advisor and fiduciary to the Company, the Company believes that it is likely that IIG will repay the Company in full.  The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $5,512,000 as of December 31, 2018. The Company has placed this receivable on non-accrual, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $268,333 for the year ended December 31, 2018.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of December 31, 2018, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. IIG informed the Company that it was also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. IIG confirmed to the Company that FRIAR continues to operate and is a going concern.

As noted above, the Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to FRIAR and Nacadie.  Also as described above, the Company learned on July 31, 2018 that IIG and Algodonera are in a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to FRIAR and Nacadie under the subrogation agreement.  Additionally, on July 31, 2018, the Company learned new information with regard to a put option that could potentially allow FRIAR to settle its outstanding debt to IIG with shares of FRIAR.  In addition to settling FRIAR’s debt to IIG, the put option could potentially permit FRIAR to subrogate Algodonera’s and Nacadie’s debt to IIG. As with the subrogation agreement discussed above, the Company has learned that IIG is disputing the enforceability of the put option in court. The criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. FRIAR appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  FRIAR’s appeal of the commercial court’s rejection of the suspension will be determined by the court of appeals.

As a short-term trade finance facility, FRIAR was valued at cost through the quarter ended September 30, 2017. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG is seeking full repayment through its court action to secure assets from FRIAR, as of December 31, 2017, the Company believed the most appropriate valuation method to be the collateral based approach. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is a combination of the collateral based approach and the income approach. The Company is continuing to utilize the collateral based approach due to IIG’s communications with the Company in 2018 that it was continuing to rely on the court proceedings to secure repayment, but determined to also utilize the income approach based on the recent developments with respect to the court proceedings described above.

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, FRIAR, Vicentin and Algodonera. The Company determined that the most appropriate method to calculate the fair value of this investment as of December 31, 2018 is to take the value resulting from the independent valuation firm’s estimate of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $6,748,935 as of December 31, 2018. The Company placed the Participation on non-accrual effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the year ended December 31, 2018 amounted to $1,049,375.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the Participation in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal and interest obligations on June 30, 2018. On that date, the Company was owed principal of $12,500,000 and accrued interest of $131,942, which was subsequently paid.

IIG previously informed the Company that it had been in active discussions with other CAGSA lenders and has sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG informed the Company that IIG is a member of the creditors committee, which will determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. Details of the terms were not available as of the date of this report.

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company has decided that starting with the quarter ended June 30, 2018, the collateral based approach is a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of December 31, 2018, the Company has further modified the valuation approach for this investment to the income approach. Based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $667,639 for the year ended December 31, 2018. The Company has estimated the fair value of the principal amount of this investment to be $9,316,105 as of December 31, 2018 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of December 31, 2018, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through December 31, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG has worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this Annual Report, the Company believes, based on reports in the media, that Sancor will be sold and that all principal and interest due the Company will be paid upon this sale.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors. Due to the uncertainty associated with the timing and final terms of a full asset sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined the fair value of the principal amount of this investment to be $4,991,915 as of December 31, 2018, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of December 31, 2018, the outstanding principal balance on this Participation was $1,326,687 and accrued interest amounted to $148,175. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and is developing a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, informed the Company in a prior period that it was working with Functional on restructuring the facility, which it believes will be completed in the near term. Additionally, the Company is currently in discussions with IIG regarding a potential assignment of the underlying trade finance facility, given it is a 100% participant. As of December 31, 2018, the Company has estimated the fair value of the principal amount of its investment in Functional to be $1,269,586 based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring.

Investments through other sub-advisors

Kinder Investments, Ltd. (formerly Corporacion Prodesa S.R.L.)

As of December 31, 2018, the Company’s investment in Kinder Investments, Ltd. (“Kinder”) is comprised of a promissory note with a principal balance of $4,465,132 and total accrued interest of $518,826, including $506,852 of deferred interest payable at maturity. In December 2018, the Company assigned its loans with Corporacion Prodesa S.R.L. (“Prodesa”), a diaper manufacturer in Peru, to Kinder in exchange for a $500,000 principal payment plus accrued interest and the issuance to the Company of a promissory note for the remaining balance.

The Company’s original investment in Prodesa was comprised of two senior secured term loans and a senior secured trade finance revolving credit facility. The trade finance facility is secured by specific purchase orders from customers of Prodesa and both term loans and the trade finance facility are cross-defaulted and cross-collateralized with Prodesa fixed assets including real estate, machinery and equipment, warrants, and all shares of Prodesa.

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

The Company has estimated the fair value of the principal amount of the Kinder loan as of December 31, 2018 at $4,465,132 based on the income approach, which accounts for contractual interest and principal payments and discounts them to present value using the combined facilities’ weighted average yield to maturity.

Usivale Industria E Comercio, Ltda.

As of December 31, 2018, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $376,075.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. This sugar price pressure has continued into 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019.

As of December 31, 2018, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,851,296, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of December 31, 2018, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $139,426 and $139,568, respectively, for the years ended December 31, 2018 and 2017. As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of December 31, 2018 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of December 31, 2018, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and has taken steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 during the first week of April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has filed a claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in loss.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for the years ended December 31, 2018 and 2017 amounted to $819,687 and $206,606, respectively. The Company believes, that as of December 31, 2018, the most appropriate valuation method is the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,632,234, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of December 31, 2018, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of December 31, 2018 is $45,281. Repayment on the participation interest has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of December 31, 2018, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

The industry composition of the Company’s portfolio, at fair market value as of December 31, 2018 and 2017, was as follows:

	As of December 31, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,167,401	3.3%	$15,351,296	4.6%
Boatbuilding and Repairing	5,428,294	1.5%	—	—
Bulk Fuel Stations and Terminals	—	—	16,545,994	4.9%
Chemicals and Allied Products	15,000,000	4.0%	15,000,000	4.5%
Chocolate and Cocoa Products	10,718,201	2.9%	—	—
Coal and Other Minerals and Ores	30,000,000	8.0%	31,254,315	9.4%
Commercial Fishing	35,838	0.0%	351,559	0.1%
Communications Equipment	6,029,026	1.6%	—	—
Consumer Products	9,457,047	2.5%	10,960,000	3%
Department Stores	8,262,375	2.2%	—	—
Drugs, Proprietaries, and Sundries	803,254	0.2%	1,080,000	0.30%
Electric Services	26,394,209	7.1%	18,527,237	5.5%
Farm Products	9,285,834	2.5%	7,960,987	2.4%
Fats and Oils	3,784,354	1.0%	12,000,000	3.6%
Financial services	5,906,946	1.6%	10,000,000	3.0%
Freight Transportation Arrangement	12,970,938	3.5%	12,464,320	3.7%
Fresh or Frozen Packaged Fish	—	—	3,338,520	1.0%
Food Products	6,607,713	1.8%	1,072,944	0.3%
Gas Transmission and Distribution	17,605,054	4.7%	—	—
Groceries and Related Products	2,500,000	0.7%	3,500,000	1.0%
Hotels and Motels	16,459,362	4.4%	15,807,931	4.7%
Land Subdividers and Developers	16,083,083	4.3%	15,411,497	4.6%
Logging	6,840,000	1.8%	6,840,000	2.0%
Meat, Poultry & Fish	6,748,935	1.8%	9,000,000	2.7%
Metals & Mining	—	—	4,566,481	1.4%
Metals Service Centers and Offices	3,737,737	1.0%
Personal Credit Institutions	5,468,186	1.5%	3,157,735	0.9%
Petroleum and Petroleum Products	15,500,000	4.2%	32,000,000	9.5%
Programming and Data Processing	13,903,662	3.7%	15,714,764	4.7%
Refuse Systems	22,447,343	6.0%	11,315,000	3.4%
Secondary Nonferrous Metals	17,632,234	4.7%	17,349,626	5.2%
Short-Term Business Credit	4,740,000	1.3%	4,740,000	1.4%
Soap, Detergents, and Cleaning	3,250,844	0.9%	1,355,600	0.4%
Street Construction	—	—	10,861,658	3.2%
Telephone and Telegraph Apparatus	7,000,000	1.9%	14,388,525	4.3%
Telephone Communications	37,481,370	10.0%	—	—
Water Transportation	12,728,503	3.4%	13,353,503	4.0%
Total	$372,977,743	100.0%	$335,269,492	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2018 and 2017:

	As of December 31, 2018		As of December 31, 2017
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$24,841,309	6.7%	$39,500,000	11.8%
Botswana	4,740,000	1.3%	4,740,000	1.4%
Brazil	22,183,252	6.0%	18,566,060	5.5%
Cabo Verde	16,459,362	4.4%	15,807,931	4.7%
Cameroon	10,718,201	2.9%	—	—
Cayman Islands	—	—	10,000,000	3.0%
Chile	9,136,558	2.5%	1,326,687	0.4%
China	10,000,000	2.7%	10,000,000	3.0%
Colombia	24,434,056	6.6%	3,157,735	0.9%
Croatia	8,262,375	2.2%	—	—
Ecuador	35,838	0.0%	3,690,079	1.1%
Ghana	52,027,237	14.0%	34,027,237	10.1%
Guatemala	662,525	0.2%	881,800	0.3%
Hong Kong	37,000,000	9.9%	41,346,389	12.3%
Indonesia	—	—	14,193,994	4.2%
Jersey	18,515,500	5.0%	—	—
Kenya	12,970,938	3.5%	12,464,320	3.7%
Malaysia	15,000,000	4.0%	15,000,000	4.5%
Mauritius	2,500,000	0	3,500,000	1.0%
Mexico	22,447,343	6.0%	11,315,000	3.4%
Morocco	7,632,234	2.1%	7,349,626	2.2%
Namibia	16,083,083	4.3%	15,411,497	4.6%
Netherlands	4,000,000	1.1%	—	—
New Zealand	6,840,000	1.8%	6,840,000	2.0%
Nigeria	15,782,226	4.2%	19,106,003	5.7%
Peru	4,465,132	1.2%	21,505,994	6.4%
Romania	1,917,097	0.5%	—	—
Singapore	3,737,737	1.0%	—	—
South Africa	6,719,642	1.8%	1,960,874	0.6%
United Arab Emirates	803,254	0.2%	1,080,000	0.3%
United Kingdom	—	—	20,796,451	6.2%
Uganda	4,300,000	1.2%	—	—
Uruguay	—	—	346,215	0.1%
Zambia	3,250,844	0.9%	1,355,600	0.4%
N/A	5,512,000	1.5%	—	0.0%
Total	$372,977,743	100.0%	$335,269,492	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels as of December 31, 2018:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$88,858,707	$—	$—	$88,858,707
Senior secured term loan participations	189,157,819	—	—	189,157,819
Senior secured trade finance participations	80,236,312	—	—	80,236,312
Short term investments	13,644,683	—	—	13,644,683
Equity warrants	1,080,222	—	—	1,080,222
Total	$372,977,743	$—	$—	$372,977,743

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels as of December 31, 2017:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$78,573,493	$—	$—	$78,573,493
Senior secured term loan participations	119,165,378			119,165,378
Senior secured trade finance participations	105,030,621	—	—	105,030,621
Short term investments	32,500,000			32,500,000
Total	$335,269,492	$—	$—	$335,269,492

The following is a reconciliation of activity for the year ended December 31, 2018, of investments classified as Level 3:

	Fair Value at December 31, 2017	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Transfers	Fair Value at December 31, 2018
Senior secured term loans	$78,573,493	$28,088,396	$(19,173,514)	$2,773,800	$—	$(1,403,468)	$88,858,707
Senior secured term loan participations	119,165,378	59,776,828	(17,827,932)	2,535,023		25,508,522	189,157,819
Senior secured trade finance participations	105,030,621	93,378,531	(102,984,266)	—	(8,688,574)	(6,500,000)	80,236,312
Short term investments	32,500,000	25,737,737	(26,500,000)	—	(488,000)	(17,605,054)	13,644,683
Equity warrants	—	—	—	—	1,080,222	—	1,080,222
Total	$335,269,492	$206,981,492	$(166,485,712)	$5,308,823	$(8,096,352)	$-	$372,977,743

The following is a reconciliation of activity for the year ended December 31, 2017 of investments classified as Level 3:

	Fair Value at December 31, 2016	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Transfers	Fair Value at December 31, 2017
Senior secured term loan	$28,673,487	$56,019,866	$(7,259,818)	$1,139,958	$—	$—	$78,573,493
Senior secured term loan participations	58,450,761	74,182,336	(17,145,817)	3,678,098	—		119,165,378
Senior secured trade finance participations	116,671,565	159,040,847	(164,681,791)	—	—	(6,000,000)	105,030,621
Unsecured short term note receivable	—	34,000,000	(7,500,000)	—	—	6,000,000	32,500,000
Total	$203,795,813	$323,243,049	$(196,587,426)	$4,818,056	$—	$(6,000,000)	$335,269,492

There were no realized gains or losses for any of our investments classified as Level 3 during the years ended December 31, 2018 and 2017.

As of December 31, 2018, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2018:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)(3)	$66,808,909	Income approach (DCF)	Market yield	9.0% - 17.5% (11.4%)
Senior secured trade finance participations (2)	$13,427,403	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$88,858,707	Income approach (DCF)	Market yield	10.0% - 14.5% (12.3%)
Senior secured term loan participations	$189,157,819	Income approach (DCF)	Market yield	11.0% - 15.9% (13.2%)
Short term investments (4)	$5,512,000	Income approach (DCF)	Market yield	8.75%
Short term investments	$8,132,683	Cost Approach	Recent transactions	N/A
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments are primarily market yields. Significant increases in market yields would result in significantly lower fair value measurements.

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

(2)	Collateral based approach used for the following watch list investments: Sancor, Mac Z, and GPI. See Note 3 “Watch List Investments” for further information.
(3)	The Company used a combination of the collateral based approach and the income approach for CAGSA, Algodonera and FRIAR. See Note 3 “Watch List Investments” for further information.
(4)	Receivable from IIG TOF B.V.

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

Note 5. Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) end on February 25, 2020.

Asset management fees payable to the Advisor are remitted quarterly in arrears and are equal to 0.50% (2.00% per annum) of Gross Asset Value, as defined in the Advisory Agreement between the Company and the Advisor. Asset management fees are paid to the Advisor in exchange for fund management and administrative services. Although the Advisor manages, on the Company’s behalf, many of the risks associated with global investments in developing economies, asset management fees do not include the cost of any hedging instruments or insurance policies that may be required to appropriately manage the Company’s risk.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the years ended December 31, 2018 and 2017.

Transactions

As discussed in Note 2, the Sponsor did not assume responsibility for any of the Company’s operating expenses for the year ended December 31, 2018. For the year ended December 31, 2017, the Sponsor assumed responsibility for $3,831,415 of the Company’s operating expenses, asset management and incentive fees, which are deferred under the Responsibility Agreement.

For the years ended December 31, 2018 and 2017, the Advisor earned $7,971,062 and $6,484,850, respectively, in asset management fees and $6,212,931 and $4,599,941, respectively, in incentive fees.

Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2. The Company did not meet the Reimbursement Hurdle for the quarters ended March 31, 2018, September 30, 2018, and December 31, 2018, but met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been reimbursed to the Sponsor and recorded as expenses of the Company for the year ended December 31, 2018.

As of December 31, 2018 and 2017, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,240,231 and $3,997,314, respectively, was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the years ended December 31, 2018 and 2017, the Company paid $6,252 and $643,566, respectively, in dealer manager fees and $19,270 and $2,516,109, respectively, in selling commissions to the dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of our units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations. In addition, for the years ended December 31, 2018 and 2017, the Company paid SC Distributors $582,045 and $538,725, respectively in ongoing distributions, dealer manager and services fees.

Note 6. Organization and Offering Costs

As of December 31, 2018, the Sponsor has paid approximately $17,456,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2. Such amounts include approximately $115,600 and $3,016,600, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the Company paid $54,616 and $2,612,810, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through December 31, 2018, the Company has reimbursed the Sponsor a total of $17,211,117 of offering costs and organization costs and there is a remaining balance of approximately $481,000 of offering costs that have not been reimbursed to the Sponsor as of December 31, 2018.

Note 7. Promissory Notes

The Company notes payable consist of the following:

	December 31, 2018	December 31, 2017
	Outstanding Balance	Outstanding Balance
Promissory notes	$125,000	$410,000
Symbiotics facility	22,750,000	22,750,000
Christian Super promissory note	10,000,000	5,000,000
Total notes payable	$32,875,000	$28,160,000

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

The Notes have an interest rate of 3.0% per annum plus the one year London Interbank Offered Rate (“LIBOR”) (1.59% at the time of issuance) and are payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate is determined on each issuance date and adjusted on each anniversary of the issuance date and shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

On February 17, 2017, TGIFC issued $0.225 million in the second series of the Notes pursuant to such private offering. The notes issued on February 17, 2017 comprised the second series of the Notes and bear interest at a rate of 3.0% per annum plus one year LIBOR (1.74% at the time of issuance) as determined on their issuance date. As of December 30, 2018, the Company raised $1.86 million in the offering of the Notes and $125,000 of such debt was outstanding after repayment of $1.74 million during 2018 and 2017. The Company does not expect to raise any additional funds pursuant to the Notes offering.

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

In October 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments. TGIFC’s obligations under the Notes are secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and Noteholders, dated as of October 14, 2016 granting the holders of Notes a mortgage over 1.86 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Notes based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Notes. The Notes and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of December 31, 2018, the Company is in full compliance with all such representations, warranties and covenants.

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

The Facility Agreement has an interest rate of 4.65% per annum plus the three month LIBOR (2.44% as of December 31, 2018) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

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

TGIFC’s obligation under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of December 31, 2018, the Company is in full compliance with all such representations, warranties and covenants.

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

The CS Note has an interest rate of 4.0% per annum plus one-year LIBOR (2.82% as of December 31, 2018) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the CS Note (and any unpaid interest) is due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes (“Series 2 Note”) to Christian Super pursuant to the CS Notes private offering. The Series 2 Note has an interest rate of 3.5% per annum plus one-year LIBOR (3.05% as of December 31, 2018) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the Series 2 Note (and any unpaid interest) is due in one balloon payment on December 18, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

TGIFC’s obligation under the CS Notes is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of December 31, 2018, the Company is in full compliance with all such representations, warranties and covenants.

For the years ended December 31, 2018 and 2017, the Company recognized $1,964,776 and $606,943, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2019	$125,000
2020	22,750,000
2021	10,000,000
Thereafter	-
$32,875,000

Note 8. Unit Capital

As of December 31, 2018, the Company has six classes of units: Class A, Class C, Class I, Class W, Class Y units and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2018 and 2017, the Company had recorded a liability in the aggregate amount of $1,230,000 and $1,895,000, respectively, for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of December 31, 2018 is calculated based on a net asset value per Class C, Class I and Class W units of $8.421 with a distribution fee of 0.8% for Class C units, an ongoing dealer manager fee of 0.5% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding.

The following table is a summary of transactions with respect to the Company’s units during the year ended December 31, 2018:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2017	the Period	the Period	2018
Class A units	18,240,073	581,230	(854,740)	17,966,563
Class C units	8,411,343	303,258	(476,507)	8,238,094
Class I units	10,442,009	463,737	(350,724)	10,555,022
Class W units	-	24,555	-	24,555
Class Y units	1,089,678	78,365	(2,368)	1,165,675
Class Z units	-	5,965,037	-	5,965,037
Total	38,183,103	7,416,182	(1,684,339)	43,914,946

The total of 7,416,182 units issued during the year ended December 31, 2018 included 1,175,826 units issued under the DRP at a value of $10,027,648.

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

Redemptions for the first quarter of 2018 were redeemed at a price equal to $8.507 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second and third quarters of 2018 were redeemed at a price equal to $8.421 per Class A unit, Class C units, Class I unit and Class Y units, which was the net asset value per unit of each class as of March 31, 2018. Redemptions for the fourth quarter of 2018 have been redeemed at a price equal to $8.355 for Class A units, Class C units, Class I units and Class Y unit, which was the net asset value per unit of each class as of September 30, 2018.

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

For the year ended December 31, 2018, the Company had received and processed 331 repurchase requests. The Company repurchased a total of 1,684,339 units for a total of $14,196,264.

For the year ended December 31, 2017, the Company had received and processed 149 repurchase requests. The Company repurchased a total of 963,988 units at a price of $9.025 per unit for a total of $8,699,994.

The following table is a summary of the units issued during the year ended December 31, 2017:

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

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. For the year ended December 31, 2017, the distributions were calculated based on unitholders of record for each day in an amount equal to the rate shown in the table below, less ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units. For the years ended December 31, 2018 and 2017, $17,535,609 and $14,285,443, respectively, of these distributions were paid in cash and $10,027,648 and $11,267,412, respectively, were reinvested in units for those unitholders participating in the Company DRP.

The following table summarizes the distributions paid for the years ended December 31, 2018 and 2017.

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2018	January 16, 2018	$0.00197808	$1,352,380	$988,859	$2,341,239
February 28, 2018	February 14, 2018	$0.00197808	1,544,374	895,266	2,439,640
March 31, 2018	March 25, 2018	$0.00168675	1,504,523	818,399	2,322,922
April 30, 2018	April 10, 2018	$0.00168675	1,433,555	800,072	2,233,627
May 31, 2018	May 8, 2018	$0.00168675	1,489,550	827,922	2,317,472
June 30, 2018	June 12, 2018	$0.00168675	1,441,941	805,860	2,247,801
July 31, 2018	July 10, 2018	$0.00168675	1,476,115	826,006	2,302,121
August 31, 2018	August 8, 2018	$0.00168675	1,482,246	825,588	2,307,834
September 30, 2018	September 11, 2018	$0.00168675	1,435,550	800,025	2,235,575
October 31, 2018	October 18, 2018	$0.00168675	1,471,122	820,705	2,291,827
November 30, 2018	November 9, 2018	$0.00168675	1,426,113	796,317	2,222,430
December 31, 2018	December 11, 2018	$0.00168675	1,478,140	822,629	2,300,769
Total for 2018			$17,535,609	$10,027,648	$27,563,257

January 31, 2017	January 19, 2017	$0.00197808	$1,002,022	$837,472	$1,839,494
February 28, 2017	February 23, 2017	$0.00197808	944,453	782,125	1,726,578
March 31, 2017	March 3, 2017	$0.00197808	1,114,222	885,439	1,999,661
April 30, 2017	April 18, 2017	$0.00197808	1,148,147	929,660	2,077,807
May 31, 2017	May 10, 2017	$0.00197808	1,220,942	987,576	2,208,518
June 30, 2017	June 12, 2017	$0.00197808	1,194,793	960,134	2,154,927
July 31, 2017	July 11, 2017	$0.00197808	1,238,624	986,918	2,225,542
August 31, 2017	August 10, 2017	$0.00197808	1,254,262	991,320	2,245,582
September 30, 2017	September 11, 2017	$0.00197808	1,227,774	961,150	2,188,924
October 31, 2017	October 10, 2017	$0.00197808	1,307,319	990,942	2,298,261
November 30, 2017	November 10, 2017	$0.00197808	1,287,287	961,032	2,248,319
December 31, 2017	December 11, 2017	$0.00197808	1,345,598	993,644	2,339,242
Total for 2017			$14,285,443	$11,267,412	$25,552,855

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2018 and 2017. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and therefore the financial highlights are equal for each of the outstanding classes.

	Twelve months ended
	December 31,	December 31,
	2018	2017
Per unit data (1):
Net asset value at beginning of period	$8.42	$8.47
Net investment income	$0.57	$0.62
Net change in unrealized depreciation on investments	$(0.19)	$-
Net increase in net assets resulting from operations	$0.38	$0.62
Distributions	$(0.63)	$(0.73)
Net change in accrued distribution and other fees	$0.03	$0.05
Net decrease in net assets	$(0.22)	$(0.05)
Net asset value at end of period (2)	$8.20	$8.42
Total return based on net asset value (3)	4.55%	7.37%
Net assets at end of period	$360,070,359	$321,356,737
Units Outstanding at end of period	43,914,946	38,183,103
Ratio/Supplemental data (annualized) (3)(4):
Ratio of net investment income to average net assets	7.01%	7.42%
Ratio of net operating expenses to average net assets	5.71%	3.58%

[1]	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2018 and 2017, which were 43,723,569 and 35,541,295, respectively.
[2]

For financial statement reporting purposes under GAAP, as of December 31, 2018 and 2017, the Company recorded a liability in the amount of $1,230,000 and $1,895,000, respectively, for the estimated future amount of Class C distribution fees and Class I dealer manager fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined beginning with the quarter ended June 30, 2017 that deducting the accrual for the estimated future amount of Class C distribution fees and Class I dealer manager fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value. As of December 31, 2018 and 2017, based on the new approach to the treatment of future Class C distribution fees and Class I dealer manager fees, the Company has calculated the net asset value to be $8.227 and $8.466, respectively, for all units.

[3]

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the years ended December 31, 2018 and 2017, prior to the effect of the Responsibility Agreement were as follows: total return: 4.66% and 6.09%, ratio of net investment income: 7.12% and 6.14%, and ratio of net expenses to average net assets: 5.60% and 4.86%, respectively.

Note 11. Selected Quarterly Data (Unaudited)

	2018
	Q4	Q3	Q2	Q1
Total investment income	$11,646,953	$11,145,704	$12,132,475	$10,181,734
Net investment income	$6,517,696	$5,921,240	$6,799,009	$5,614,026
Net change in unrealized appreciation (depreciation) on investments	$(5,296,528)	$1,080,222	$(3,030,543)	$(849,503)
Foreign exchange gain (loss)	$(1,730)	$(650)	$(49,701)	$40,174
Net increase in net assets resulting from operations	$1,219,438	$7,000,812	$3,718,765	$4,804,697
Basic and diluted earnings per unit	$0.03	$0.16	$0.08	$0.11
Net asset value per unit as of the end of the quarter	$8.20	$8.36	$8.35	$8.42

	2017
	Q4	Q3	Q2	Q1
Total investment income	$9,482,855	$9,741,973	$6,951,161	$6,678,085
Net investment income	$5,295,695	$6,661,271	$5,408,617	$4,801,740
Net change in unrealized appreciation (depreciation) on investments	$—	$—	$—	$—
Net increase in net assets resulting from operations	$5,295,695	$6,661,271	$5,408,617	$4,801,740
Basic and diluted earnings per unit	$0.14	$0.18	$0.15	$0.15
Net asset value per unit as of the end of the quarter	$8.42	$8.45	$8.44	$8.47

Note 12. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through March 31, 2019. These distributions were calculated based on unitholders of record for each day in an amount equal to  $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for January and February totaled $1,424,703 and $1,291,283, respectively.  With respect to unitholders participating in the Distribution Reinvestment Plan, $817,483 and $739,318 of the distributions for January and February, respectively, were reinvested in units.

The March distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about April 1, 2019 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Investments

Subsequent to December 31, 2018 through March 26, 2019, the Company funded approximately 9.3 million in new loans and received proceeds from repayment of loans of approximately $12.3 million.

Agreements

On March 15, 2019, the Company’s board of managers determined to extend the Advisory Agreement until February 25, 2020.

New Net Asset Value Per Unit

On March 29, 2019, the Company’s board of managers determined a new estimated net asset value per unit as of December 31, 2018 of each of the Class A, Class C, Class I, Class W, Class Y and Class Z units of $8.227. See Note 2 for additional information.

Change in Independent Registered Public Accounting Firm

On March 29, 2019, Moss Adams LLP, the  Company’s independent registered public accounting firm, notified the Company’s audit committee in writing that it is declining to stand for re-appointment following the conclusion of the audit and the issuance of the Company’s Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2018.

On March 29, 2019, the Company’s audit committee approved the engagement of BDO USA, LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2019.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 29, 2019
Gloria S. Nelund

/s/ Mark A. Tipton	Chief Financial Officer, (principal financial and accounting officer)	March 29, 2019
Mark A. Tipton

/s/ Brent L. VanNorman	Manager	March 29, 2019
Brent L. VanNorman

/s/ Terry Otton	Manager	March 29, 2019
Terry Otton

/s/ Cynthia Hostetler	Manager	March 29, 2019
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 29, 2019
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