Form 10-Q
period 2019-03-31
TriLinc Global Impact Fund LLC
filed 2019-05-14
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 13, 2019, the Company had outstanding 17,985,193 Class A units, 8,059,977 Class C units, 10,572,202 Class I units, 24,555 Class W units, 1,215,972 Class Y units, and 5,965,037 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $379,083,268 and $381,133,170, respectively)	$368,780,825	$372,977,743
Cash	9,969,663	8,101,629
Interest receivable	17,913,113	17,552,039
Due from affiliates (see Note 5)	4,240,231	4,240,231
Other assets	106,596	132,041
Total assets	401,010,428	403,003,683

LIABILITIES
Due to unitholders	1,433,406	1,431,635
Management fee payable	2,466,910	1,997,915
Incentive fee payable	1,987,936	1,769,299
Notes payable	32,750,000	32,875,000
Unit repurchases payable	4,269,255	2,726,310
Accrued distribution and other fees	1,046,000	1,230,000
Other payables	1,400,035	903,165
Total liabilities	45,353,542	42,933,324
Commitments and Contingencies (see Note 5)
NET ASSETS	$355,656,886	$360,070,359

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$154,599,963	$155,806,753
Net capital paid in on Class C units	68,253,702	71,492,834
Net capital paid in on Class I units	90,811,545	91,205,180
Net capital paid in on Class W units	208,560	204,847
Net capital paid in on Class Y units	10,320,272	9,562,342
Net capital paid in on Class Z units	48,673,961	49,009,520
Offering costs	(17,211,117)	(17,211,117)
Net assets (equivalent to $8.160 and $8.227, respectively per unit based on total units outstanding of 43,714,252 and 43,914,946, respectively)	$355,656,886	$360,070,359
Net assets, Class A (units outstanding of 17,943,754 and 17,966,563, respectively)	$146,418,812	$147,658,522
Net assets, Class C (units outstanding of 8,037,399 and 8,238,094, respectively)	64,589,186	67,756,677
Net assets, Class I (units outstanding of 10,545,677 and 10,555,022, respectively)	86,003,421	86,418,246
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	197,365	193,711
Net assets, Class Y (units outstanding of 1,197,830 and 1,165,675, respectively)	9,774,141	9,033,683
Net assets, Class Z (units outstanding of 5,965,037 and 5,965,037, respectively)	48,673,961	49,009,520
NET ASSETS	$355,656,886	$360,070,359

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2019	2018
INVESTMENT INCOME
Interest income	$11,279,504	$10,127,186
Interest from cash	14,996	54,548
Total investment income	11,294,500	10,181,734
EXPENSES
Asset management fees	1,959,123	2,009,600
Incentive fees	1,458,513	1,403,506
Professional fees	938,202	326,435
General and administrative expenses	440,287	325,172
Interest expense	599,949	448,620
Board of managers fees	64,375	54,375
Total expenses	5,460,449	4,567,708
NET INVESTMENT INCOME	5,834,051	5,614,026
Net change in unrealized depreciation on investments	(2,147,016)	(849,503)
Foreign exchange (loss) gain	(1,008)	40,174
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,686,027	$4,804,697

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.13	$0.13
EARNINGS PER UNIT - BASIC AND DILUTED	$0.08	$0.11
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	44,019,402	42,272,734

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31,	March 31,
	2019	2018
INCREASE FROM OPERATIONS
Net investment income	$5,834,051	$5,614,026
Foreign exchange (loss) gain	(1,008)	40,174
Net change in unrealized depreciation on investments	(2,147,016)	(849,503)
Net increase from operations	3,686,027	4,804,697
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(2,734,103)	(3,093,859)
Distributions to Class C unitholders	(1,233,177)	(1,417,523)
Distributions to Class I unitholders	(1,606,583)	(1,782,002)
Distributions to Class W unitholders	(3,464)	(2,369)
Distributions to Class Y unitholders	(178,846)	(186,809)
Distributions to Class Z unitholders	(905,538)	(621,238)
Net decrease from distributions	(6,661,711)	(7,103,800)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	1,109,964	1,522,387
Issuance of Class C units	592,053	733,939
Issuance of Class I units	675,449	1,845,595
Issuance of Class W units	-	211,000
Issuance of Class Y units	270,000	225,000
Issuance of Class Z units	-	50,000,000
Repurchase of units	(4,269,255)	(3,338,976)
Distribution and other fees	184,000	218,000
Offering costs	-	(27,765)
Net (decrease) increase from capital transactions	(1,437,789)	51,389,180
NET INCREASE IN NET ASSETS	(4,413,473)	49,090,077
Net assets at beginning of period	360,070,359	321,356,737
Net assets at end of period	$355,656,886	$370,446,814

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,686,027	$4,804,697
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Purchase of investments	(9,275,000)	(86,782,375)
Maturity of investments	13,125,387	37,045,877
Payment-in-kind interest	(1,669,477)	(848,622)
Net change in unrealized depreciation on investments	2,147,016	849,503
Foreign exchange loss	1,008	(40,174)
Accretion of discounts on investments	(131,008)	(330,109)
Changes in assets and liabilities:
Increase in interest receivable	(362,082)	(1,328,268)
Increase in due from affiliates	—	238,368
Decrease in other expenses	25,445	14,266
Increase in due to unitholders	1,771	157,646
Increase in management and incentive fees payable	687,632	343,106
Increase in other payable	496,871	66,892
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,733,590	(45,809,193)
Cash flows from financing activities
Net proceeds from issuance of units	269,910	51,835,397
Distributions paid to unitholders	(4,284,156)	(4,401,276)
Payments of offering costs	—	(27,765)
Repurchase of units	(2,726,310)	(2,153,077)
Repayments of notes payable	(125,000)	(100,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,865,556)	45,153,279
TOTAL INCREASE (DECREASE) IN CASH	1,868,034	(655,914)
Cash at beginning of period	8,101,629	9,641,457
Cash at end of period	$9,969,663	$8,985,543
Supplemental information
Cash paid for interest during the period	$512,234	$367,868
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$2,377,555	$2,702,524
Change in accrual of distribution and other fees	$(184,000)	$(218,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2019

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,812,837	0.8%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	5,353,338	N/A	5,206,990	5,206,990	1.5%
China	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.8%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	5,030,631	N/A	5,030,631	5,030,631	1.4%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2021	15,000,000	N/A	15,000,000	15,000,000	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	22,158,892	N/A	22,158,892	22,158,892	6.2%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.9%
Peru	Kinder Investments, Ltd. (16), (17)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,465,132	N/A	4,465,132	4,465,132	1.3%
Total Senior Secured Term Loan (1)									86,552,941	86,514,482	24.3%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	0.0%	11/24/2022	13,116,663	75%	13,116,663	13,116,663	3.7%
Brazil	Other Investments (6), (21)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,569,997	42%	5,492,175	5,492,175	1.5%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	13,458,976	88%	13,458,976	13,458,976	3.8%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11), (21)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/3.00% PIK	0.0%	10/15/2023	19,259,530	76%	19,164,011	19,164,011	5.4%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	7.00% Cash/6.00% PIK	0.0%	1/23/2021	8,178,433	5%	8,379,097	8,379,097	2.4%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.4%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	12.90%	0.0%	8/31/2022	18,527,237	14%	18,527,237	18,527,237	5.2%
Ghana	Other Investments (7)	Gas Transmission and Distribution	LNG Infrastructure Developer	15.89%	0.0%	6/13/2021	18,000,000	100%	18,000,000	18,000,000	5.1%
Jersey	Africell Holding Limited (8)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	16%	18,544,000	18,544,000	5.2%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.95% Cash/4.00% PIK	0.0%	3/31/2023	13,100,647	46%	13,100,647	13,100,647	3.7%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,334,078	100%	16,256,399	16,256,399	4.6%
Netherlands	Other Investments (21)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	15.00%	0.0%	8/20/2021	8,275,000	44%	8,275,000	8,275,000	2.3%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.85%	0.8%	9/16/2020	12,762,670	100%	12,733,503	12,733,503	3.6%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,983,891	27%	1,946,169	1,946,169	0.5%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	13.50%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/1/2019 - 11/16/2019	2,393,271	74%	2,393,271	2,393,271	0.7%
Total Senior Secured Term Loan Participations									193,927,148	193,927,148	54.6%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,250,266	2.6%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,991,915	1.4%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,079,075	1.7%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,433,159	1.0%
Cameroon	Other Investments (27)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42% - 17.50%	0.0%	3/27/2019	10,718,201	70%	10,718,201	10,718,201	3.0%
Chile	Functional Products Trading S.A. (17)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.4%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	127,943	0.0%
Hong Kong	Other Investments (9),(26)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	12./28/2019 - 2/9/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Hong Kong	Other Investments (8), (29)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	4/10/2019 - 5/3/2019	7,000,000	28%	7,000,000	7,000,000	2.0%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	12.88%	0.0%	7/14/2019	2,500,000	14%	2,500,000	2,500,000	0.7%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,824,746	2.2%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader	16.77%	0.0%	3/27/2019	122,300	34%	122,300	122,300	0.0%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	16.77%	0.0%	3/27/2019	755,466	24%	755,466	755,466	0.2%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	16.77%	0.0%	3/27/2019	920,634	25%	920,634	920,634	0.3%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
South Africa	Other Investments (9), (30)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	1/7/2019 - 2/14/2019	4,280,241	41%	4,280,241	4,280,241	1.2%
United Arab Emirates	Global Pharma Intelligence Sarl (7), (17)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participations									85,979,853	75,803,240	21.3%
Short Term Investments (1)
Netherlands	Other Investments (9), (28)	Food Products	Fruit Juice Processor B	10.50%	0.0%	4/12/2019 - 7/31/2019	3,000,000	16%	3,000,000	3,000,000	0.8%
Singapore	Other Investments (9)	Metals Service Centers and Offices	Steel Trader	12.45%	0.0%	6/30/2019	3,623,326	100%	3,623,326	3,623,326	1.0%
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	4,832,407	1.4%
Total Short Term Investments									12,623,326	11,455,733	3.2%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$379,083,268	$368,780,825

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 24th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	Cash interest paid monthly. Principal, including PIK interest, to be repaid in equal monthly installment starting in October 2020.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	In October 2017, this investment was refinanced from a trade finance participation to a term loan participation and the maturity dates were extended to 8/31/2022.
14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 8/15/2021. Please refer to Note 3 for additional information.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
19

This investment was originally classified as an investment in a credit facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by the Company’s sub-advisor, The International Investment Group L.L.C. (“IIG”).   During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participations to short term investments. Please see Note 3 for additional information.

20

Loan is denominated in euro currency with a principal amount of 6,200,000 euro, however the Company’s participation is denominated in US dollars.  The quarterly interest payments are paid at the current exchange rate and subject to foreign currency fluctuations. The fair value includes an investment premium of $300,586.

[21]	Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of EBITDA after a minimum threshold has been achieved by the borrower.

22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in March 2020.
24	Interest paid quarterly. Principal to be repaid in five equal quarterly installments starting in March 2019.
25	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
26	The maturity dates of these investments were previously extended to 1/2/2019 to 2/14/2019. During the first quarter 2019, they were further extended to 12/28/2019 to 2/9/2020.
27

During the fourth quarter 2018, the maturity dates of these investments were extended to 3/27/2019. The Company expects to further extend the maturity dates of these investments during the second quarter of 2019.

28	On May 1, 2019, a portion of this investment in the amount of $1,000,000 with an original maturity date of 4/12/2019 was extended to a new maturity date of 6/11/2019.
29	During the second quarter 2019, the maturity dates of these investments were extended to 6/29/2019 and 7/7/2019.
30	Partial payment of principal in the amount of approximately $2,898,000 was received during the second quarter of 2019. On April 1, 2019, the Company extended the maturity date to 6/30/2019.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2018

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loan (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,851,296	0.8%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	8,063,150	N/A	7,866,972	7,866,972	2.2%
China	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.8%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	5,468,186	N/A	5,468,186	5,468,186	1.5%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	21,367,121	N/A	21,367,121	21,367,121	5.9%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.9%
Peru	Kinder Investments, Ltd. (16), (17)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,465,132	N/A	4,465,132	4,465,132	1.2%
Total Senior Secured Term Loan (1)									88,858,707	88,858,707	24.7%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	0.0%	11/24/2022	13,903,662	75%	13,903,662	13,903,662	3.9%
Brazil	Other Investments (6)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,514,667	42%	5,428,294	5,428,294	1.5%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/5.50% PIK	0.0%	8/21/2021	16,459,362	88%	16,459,362	16,459,362	4.6%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/3.00% PIK	0.0%	10/15/2023	19,115,803	76%	18,965,870	18,965,870	5.3%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	5.50% Cash/7.50% PIK	0.0%	1/23/2021	8,034,348	5%	8,262,375	8,262,375	2.3%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.3%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	12.90%	0.0%	8/31/2022	18,527,237	14%	18,527,237	18,527,237	5.1%
Ghana	Other Investments (7)	Gas Transmission and Distribution	LNG Infrastructure Developer	15.89%	0.0%	6/13/2021	17,605,054	90%	17,605,054	17,605,054	4.9%
Jersey	Africell Holding Limited (8)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	16%	18,515,500	18,515,500	5.1%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.95% Cash/4.00% PIK	0.0%	3/31/2023	12,970,938	46%	12,970,938	12,970,938	3.6%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,168,797	100%	16,083,083	16,083,083	4.5%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.85%	0.8%	9/16/2020	12,762,670	100%	12,728,503	12,728,503	3.5%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,958,861	27%	1,917,097	1,917,097	0.5%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	12.00%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/1/2019 - 11/16/2019	3,250,844	74%	3,250,844	3,250,844	0.9%
Total Senior Secured Term Loan Participations									189,157,819	189,157,819	52.5%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,316,105	2.6%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,991,915	1.4%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,748,935	1.9%
Argentina	Algodonera Avellaneda S.A. (17)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,784,354	1.1%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Cameroon	Other Investments (27)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42% - 17.50%	0.0%	3/27/2019	10,718,201	70%	10,718,201	10,718,201	3.0%
Chile	Functional Products Trading S.A. (17)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.4%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	662,525	0.2%
Hong Kong	Other Investments (9),(26)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	1/2/2019 - 2/14/2019	15,000,000	N/A	15,000,000	15,000,000	4.2%
Hong Kong	Other Investments (8), (29)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	1/20/2019 - 2/1/2019	7,000,000	28%	7,000,000	7,000,000	1.9%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	12.88%	0.0%	7/14/2019	2,500,000	14%	2,500,000	2,500,000	0.7%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,632,234	2.1%
Nigeria	Other Investments (9), (28)	Farm Products	Cocoa Trader	16.77%	0.0%	12/27/2018 - 3/27/2019	448,697	34%	448,697	448,697	0.1%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	16.77%	0.0%	3/27/2019	1,275,451	24%	1,275,451	1,275,451	0.4%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	16.77%	0.0%	3/27/2019	1,329,575	25%	1,329,575	1,329,575	0.4%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
South Africa	Other Investments (9), (30)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	1/7/2019 - 2/14/2019	6,029,026	60%	6,029,026	6,029,026	1.7%
United Arab Emirates	Global Pharma Intelligence Sarl (7), (17)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participations									88,983,961	80,236,312	22.5%
Short Term Investments (1)
Netherlands	Other Investments (9), (31)	Food Products	Fruit Juice Processor B	10.50%	0.0%	12/26/2018	4,000,000	16%	4,000,000	4,000,000	1.1%
Ghana	Other Investments (21)	Financial services	Funds held in escrow	15.34%	0.0%	N/A	394,946	90'%	394,946	394,946	0.1%
Singapore	Other Investments (9)	Metals Service Centers and Offices	Steel Trader	12.45%	0.0%	6/30/2019	3,737,737	100%	3,737,737	3,737,737	1.0%
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	5,512,000	1.5%
Total Short Term Investments									14,132,683	13,644,683	3.7%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$381,133,170	$372,977,743

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 18th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
12	Principal and interest paid annually. , the maturity date was extended to 2/28/2021 in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	In October 2017, this investment was refinanced from a trade finance to a term loan and the maturity dates were extended to 08/31/2022.
14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 8/15/21. Please refer to Note 3 for additional information.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
19

This investment was originally classified as an investment in a credit facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by the Company’s sub-advisor, The International Investment Group L.L.C. (“IIG”).   During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participations to short term investments. Please see Note 3 for additional information.

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

22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in March 2020.
24	Interest paid quarterly. Principal to be repaid in five equal quarterly installments starting in March 2019.
25	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
26	The maturity dates of these investments were previously extended to 1/2/2019 to 2/14/2019. During the first quarter 2019, they were further extended to December 2019 to February 2020.
27	During the fourth quarter 2018, the maturity dates of these investments were extended to 3/27/2019.
28	During the first quarter 2019, a portion of this investment in the amount of $147,679 that had a maturity date in December 2018 was repaid in full.
29	During the first quarter 2019, the maturity dates of these investments were extended to 4/10/2019 and 5/3/2019.
30	Partial payment of principal in the amount of approximately $1,749,000 was received during the first quarter of 2019. On April 1, 2019, the Company extended the maturity date to 6/30/2019.
31	$2 million of this investment was repaid during the first quarter 2019. The maturity date of the remaining $2 million principal balance was extended to 7/31/2019.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2019

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to March 31, 2019, the Company raised an additional $67,591,000 pursuant to a private placement and $21,168,000 pursuant to the DRP for total gross proceeds of $450,535,000 as of March 31, 2019.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of March 31, 2019, the Company’s subsidiaries are as follows:

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

Through March 31, 2019, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 29, 2019.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2019.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At March 31, 2019, seven portfolio companies were on non-accrual status with an aggregate fair value of $33,796,968 or 9.2% of the fair value of the Company’s total investments. At December 31, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $30,562,415 or 8.2% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $1,115,283 and $522,471, respectively for the three months ended March 31, 2019 and 2018.

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

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”)

calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, the Company may use a collateral based approach (also known as a liquidation approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

The Company measures net realized gains or losses by the difference between the net proceeds from the repayment or sale on investments and the amortized cost basis of the investment including unamortized upfront fees and prepayment penalties. Realized gains or losses on the disposition of an investment are calculated using the specific identification method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering any prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

The Company may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three months ended March 31, 2019 and 2018, the Company earned and capitalized PIK interest of $1,669,477 and $848,622, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At March 31, 2019, the estimated unpaid distribution fees for Class C units amounted to $995,000, the unpaid dealer manager fees for Class I units amounted to $48,000 and the unpaid dealer manager and service fees for Class W units amounted to $3,000.

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

As of March 31, 2019, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2015.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of March 31, 2019, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, effective June 30, 2016, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of March 31, 2019, under GAAP, the Company has recorded a liability in the amount of $1,046,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

The Company is not required to determine its net asset value under GAAP and its determination of net asset value per unit for Class C units, Class I units and Class W units varies from GAAP.  The Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per unit for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of March 31, 2019, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.160. This net asset value per unit reflects a decrease of $0.067 per unit from the net asset value per unit of $8.227 as of December 31, 2018 and a decreased of $0.261 per unit from the net asset value per unit of $8.421 as of March 31, 2018. The decrease in net asset value per unit was primarily due to the Company having recorded approximately $8.1 million and $2.1 million in unrealized depreciation on its investments during the year ended December 31, 2018 and the quarter ended March 31, 2019, respectively.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2019 and 2018.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of March 31, 2019, the Sponsor has incurred approximately $579,800 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  As of March 31, 2019, the Company has reimbursed $86,784 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

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

The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, the Company will apply the excess amount (the “Excess Amount”) as follows: (i) first, the Company will reimburse the Sponsor for all expenses, other than asset management fees and incentive fees, that the Sponsor previously paid on the Company’s behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, the Company will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the asset management fees and incentive fees that the Sponsor has agreed to pay on the Company’s behalf until all such asset management fees and incentive fees accrued to date have been reimbursed.

The Company did not meet the Reimbursement Hurdle for the quarters ended March 31, 2019 and 2018. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarters ended March 31, 2019 and 2018. As of March 31, 2019, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Out-of-Period Adjustments

As disclosed in “Watch List Investments” in Note 3, in prior periods, the Company was not aware of, and so therefore did not include, certain information in its valuation of some of its Participations in trade finance facilities originated by IIG Trade Opportunities Fund B.V., a subsidiary of a fund advised by one of the Company’s sub-advisors, IIG. This resulted in the overstatement of the valuation of these investments for each quarter in the year ended December 31, 2017 and the quarter ended March 31, 2018, which overstatement was not material. The aggregate amount of this overstatement as of December 31, 2017 was approximately $871,000. The Company became aware of this information during August 2018 and determined that the adjustments for the prior periods were not material. The Company elected to record these prior period adjustments in the quarter ended June 30, 2018. The effect of these adjustments was to overstate the net change in unrealized depreciation on investments and to understate the Net Increase In Net Assets Resulting From Operations, in each case by approximately $553,000 on the Consolidated Statement of Operations as of March 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-13 on the Company’s consolidated financial statements but does not expect the impact to be material.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its consolidated financial statements.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG is the sub-advisor with respect to seven of the twelve investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG is the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. In addition, as of March 31, 2019, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

At March 31, 2019, the Company’s investment portfolio included 48 companies and was comprised of $86,514,482 or 23.5% in senior secured term loans, $193,927,148 or 52.6% in senior secured term loan participations, $75,803,240 or 20.5% in senior secured trade finance participations, and $11,455,733 or 3.1% in short term investments. The Company’s largest loan by value was $22,158,892 or 6.0% of total investments. The Company’s 5 largest loans by value comprised 26.1% of the Company’s portfolio at March 31, 2019. Participation in loans amounted to 73.1% of the Company’s total portfolio at March 31, 2019.  As of March 31, 2019, approximately $263,739,000 or 71.5% of the Company’s investments had a maturity date of more than 12 months.

Note 3. Investments

As of March 31, 2019, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$86,552,941	$86,514,482	23.5%
Senior secured term loan participations	193,927,148	193,927,148	52.6%
Senior secured trade finance participations	85,979,853	75,803,240	20.5%
Short term investments	12,623,326	11,455,733	3.1%
Equity warrants	-	1,080,222	0.3%
Total investments	$379,083,268	$368,780,825	100.0%

As of December 31, 2018, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$88,858,707	$88,858,707	23.8%
Senior secured term loan participations	189,157,819	189,157,819	50.7%
Senior secured trade finance participations	88,983,961	80,236,312	21.5%
Short term investments	14,132,683	13,644,683	3.7%
Equity warrants	-	1,080,222	0.3%
Total investments	$381,133,170	$372,977,743	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of March 31, 2019.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of March 31, 2019 and December 31, 2018 amounted to $2,478,197 and $2,413,894, respectively. The Company’s interest receivable balances at March 31, 2019 and December 31, 2018 are recorded at the amounts that the Company expects to collect.

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

Warrants

Certain investments, including loans and participations, may carry equity warrants, which allow the Company to buy shares of the portfolio company at a given price, which the Company may exercise at its discretion during the life of the portfolio company. The Company’s goal is to ultimately dispose of such equity interests and realize gains upon the disposition of such interests. However, these warrants and equity interests are generally illiquid and it may be difficult for the Company to dispose of them. In addition, the Company expects that any warrants or other return enhancements received when the Company makes or invests in loans may require several years to appreciate in value and may not appreciate at all.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower). As of March 31, 2019 and December 31, 2018, the Company had 12 Watch List investments.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG is the sub-advisor with respect to seven of the twelve investments that the Company has deemed Watch List investments.  The Company has learned that IIG is in the process of winding down its business. The Company determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG is the sub-

advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.   Please see Note 11 – Subsequent Events for a description of an arbitration proceeding the Company has filed against IIG.

Given IIG’s failure to fulfill its obligations as a sub-advisor, the Company, with the authorization of the board of managers, engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of certain material investments described below. Specifically, for the quarter ended March 31, 2019, the Company asked the independent valuation firm to perform the limited procedures on certain Watch List investments that the Company deemed to be material and are more specifically described below under the captions, “—Algodonera Avellaneda S.A.”, “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, “—IIG Trade Opportunities Fund B.V. Receivable”, “—Compania Argentina de Granos”, and “—Sancor Cooperativas Unidas Limitada”.  In addition, for the quarter ended March 31, 2019, the Company asked the independent valuation firm to perform the limited procedures on the investment described below under the caption “—Mac Z Group SARL” for which Scipion (defined below) is the sub-advisor.  These six investments comprise approximately 8.1% of the total investments at fair value as of March 31, 2019, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith. Set forth below is a description of the Company’s Watch List investments for which IIG is the sub-advisor, followed by the investments for which other parties act as sub-advisor.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund advised by the Company’s sub-advisor, IIG, with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of March 31, 2019. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  Based on information provided by IIG in 2018, the Company’s existing Participation in this trade finance facility was near the final stages of being restructured to a Participation in a term loan. Given that IIG is winding down its business and the Company’s ongoing legal dispute with IIG, it is uncertain when or if this restructuring will happen.

As of the date of this filing, completion of restructuring remains uncertain, and, as such, the Company has valued this investment utilizing a hybrid of the income approach and the collateral based approach, in accordance with its valuation policy, and has determined the fair value of the principal amount of this investment to be $127,943 as of March 31, 2019 based upon modeled principal and interest payments, discounted to present value using expected yield to maturity. This value reflects a significant adjustment for the uncertainty related to the completion of the restructuring and the Company’s ongoing legal dispute with IIG. The Company placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for both the three months ended March 31, 2019 and 2018 amounted to $27,227.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by IIG, with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines. In the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018 and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Prior Reports”), the Company reported that its “Watch List Investments” included a Participation in a trade finance facility where Vicentin – Nacadie S.A. was the borrower.  The Company reported that the outstanding principal balance on its Participation was $12,000,000.  During the third quarter of 2018, the Company determined that the documents that had been provided to the Company by its sub-advisor, IIG, regarding the Participation indicated that the Company’s Participation was in fact two Participations, each with a principal balance of $6,000,000, in separate facilities originated by IIG.  In one, the borrower is Algodonera and in the other, the borrower is Nacadie Commercial S.A. (“Nacadie”).  However, participation certificates issued to the Company by IIG for these Participations identified the borrowers as Vicentin/Algodonera and Vicentin/Nacadie, respectively. Vicentin is not the borrower, but rather IIG had informed the Company that Vicentin had agreed to guarantee the payments due under both of the trade finance facilities. The following paragraphs provide information concerning the Company’s Participation in the Algodonera trade finance facility.  See below under “—IIG Trade Opportunities Fund B.V. Receivable” for information regarding the Company’s Participation in the Nacadie trade finance facility.

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of March 31, 2019, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $778,500. IIG informed the Company that in June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin appealed to the court of appeals.  In March 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

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

As a short-term trade finance facility, Algodonera was valued utilizing the cost approach through the quarter ended September 30, 2017. However, based on the fact that any future payments made by Algodonera with respect to this Participation will turn on the ultimate outcome of the above-mentioned legal proceedings and that future projected cash flows would therefore no longer be applicable, the Company decided it would be more appropriate to utilize the collateral based approach to value this position beginning with the December 31, 2017 year-end financial statements. The Company further modified its valuation methodology to the income approach as of June 30, 2018, given that the commercial court had already issued a final ruling (that is currently pending appeal) and based on the recent developments with respect to the court proceedings described above.

As described above, a payment guarantee has been secured from Zurich Insurance Group through the commercial court, the value of which is sufficient to pay off all outstanding principal and accrued interest. Although IIG had previously expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, Vicentin and Algodonera, as well as the Company’s ongoing legal dispute with IIG. Taking all of the factors described above into consideration, the Company believes, that as of March 31, 2019, the most appropriate valuation method remains the income approach and the Company determined the fair value of the principal amount of this investment to be $3,433,159. The Company has placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the three months ended March 31, 2019 amounted to $135,000.

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

As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.  Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  As noted in Note 11- Subsequent Events, the Company has filed an arbitration proceeding against IIG asserting multiple claims, including claims related to IIG’s failure to repay the Company for this participation. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company and the uncertainty of the ultimate resolution of the Company’s legal dispute with IIG. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $4,832,407 as of March 31, 2019. The Company has placed this receivable on non-accrual, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $131,250 for the three months March 31, 2019.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of March 31, 2019, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. At that time, IIG informed the Company that it was also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. In August 2018, the Company confirmed that FRIAR continues to operate and is a going concern.

As noted above, the Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to FRIAR and Nacadie.  Also as described above, the Company learned on July 31, 2018 that IIG and Algodonera are in a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to FRIAR and Nacadie under the subrogation agreement.  Additionally, on July 31, 2018, the Company learned new information with regard to a put option that could potentially allow FRIAR to settle its outstanding debt to IIG with shares of FRIAR.  In addition to settling FRIAR’s debt to IIG, the put option could potentially permit FRIAR to subrogate Algodonera’s and Nacadie’s debt to IIG. As with the subrogation agreement discussed above, the Company has learned that IIG is disputing the enforceability of the put option in court. The criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. FRIAR appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  In April 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

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

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, FRIAR, Vicentin and Algodonera as well as the Company’s ongoing legal dispute with IIG. The Company determined that the most appropriate method to calculate the fair value of this investment as of March 31, 2019 is to take the value resulting from the independent valuation firm’s estimate of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $6,079,075 as of March 31, 2019. The Company placed the Participation on non-accrual effective January 1, 2018 and interest not recorded relative to the original terms of this participation for both the three months ended March 31, 2019 and 2018 amounted to $258,750.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the Participation in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal and interest obligations on June 30, 2018. On that date, the Company was owed principal of $12,500,000 and accrued interest of $131,942, and the interest was subsequently paid.

IIG previously informed the Company that it had been in active discussions with other CAGSA lenders and had sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG previously informed the Company that IIG is a member of the creditors committee, which will determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. Details of the terms were not available as of the date of this report.

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company has decided that starting with the quarter ended June 30, 2018, the collateral based approach is a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company has further modified the valuation approach for this investment to the income approach. Based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $326,563 for the three months ended March 31, 2019. The Company has estimated the fair value of the principal amount of this investment to be $9,250,266 as of March 31, 2019 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring and the ultimate resolution of the Company’s ongoing legal dispute with IIG.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of March 31, 2019, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through December 31, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this report, the Company believes, based on reports in the media, that Sancor will be sold.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors but the Company has not received any payment since that announcement. Due to the uncertainty associated with the timing and final terms of a full asset sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined the fair value of the principal amount of this investment to be $4,991,915 as of March 31, 2019, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding the ultimate resolution of the Company’s ongoing legal dispute with IIG.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF N.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of March 31, 2019, the outstanding principal balance on this Participation was $1,326,687 and accrued interest amounted to $184,328. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and is developing a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen. As of March 31, 2019, the Company has estimated the fair value of the principal amount of its investment in Functional to be $1,269,586 based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring.

Investments through other sub-advisors

Kinder Investments, Ltd. (formerly Corporacion Prodesa S.R.L.)

As of March 31, 2019, the Company’s investment in Kinder Investments, Ltd. (“Kinder”) is comprised of a promissory note with a principal balance of $4,465,132 and total accrued interest of $616,951, including $506,852 of deferred interest payable at maturity. In December 2018, the Company assigned its loans with Corporacion Prodesa S.R.L. (“Prodesa”), a diaper manufacturer in Peru, to Kinder in exchange for a $500,000 principal payment plus accrued interest and the issuance to the Company of a promissory note for the remaining balance.

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

Prodesa was originally placed on the Watch List in 2014, and as reported in previous filings, since 2014, Prodesa has undergone changes in ownership and financial status, through which the Company restructured the original facilities, improving the Company’s collateral, information rights, covenants and additional financial controls over Prodesa. On January 31, 2017, after significantly improved financial performance by Prodesa, the Company entered into a series of loan amendments with Prodesa. As part of the amendments, the maturity date of the loan facilities was extended to July 28, 2021. Taking account of Prodesa’s materially improved financial performance and the assignment of the liability to Kinder, which still includes the Company’s first lien collateral pledges of Prodesa’s fixed assets and equity, the Kinder investment is no longer on the Watch List as of April 1, 2019.

The Company has estimated the fair value of the principal amount of the Kinder loan as of March 31, 2019 at $4,465,132 based on the income approach, which accounts for contractual interest and principal payments and discounts them to present value using the combined facilities’ weighted average yield to maturity.

Usivale Industria E Comercio, Ltda.

As of March 31, 2019, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $105,447.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. This sugar price pressure continued into 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019, though principal payment was not made on schedule. The Company is currently working with Usivale’s management to optimize their financial performance to better facilitate principal repayment. As part of that effort, the Company and Usivale are executing a standstill agreement for principal repayment until the second half of 2019.

As of March 31, 2019, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,812,837, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of March 31, 2019, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $34,379 for both the three months ended March 31, 2019 and 2018. As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of March 31, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of March 31, 2019, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and has taken steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 in April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has filed a claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for both the three months ended March 31, 2019 and 2018 amounted to $202,115. The Company believes, that as of March 31, 2019, the most appropriate valuation method is the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,824,746, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of March 31, 2019, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of March 31, 2019 is $74,600. Repayment on the participation interest has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of March 31, 2019, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

The industry composition of the Company’s portfolio, at fair market value as of March 31, 2019 and December 31, 2018, was as follows:

	As of March 31, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,063,103	3.3%	$12,167,401	3.3%
Boatbuilding and Repairing	5,492,175	1.5%	5,428,294	1.5%
Chemicals and Allied Products	15,000,000	4.1%	15,000,000	4.0%
Chocolate and Cocoa Products	10,718,201	2.9%	10,718,201	2.9%
Coal and Other Minerals and Ores	30,000,000	8.1%	30,000,000	8.0%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	4,280,241	1.2%	6,029,026	1.6%
Consumer Products	9,457,047	2.6%	9,457,047	2.5%
Department Stores	8,379,097	2.3%	8,262,375	2.2%
Drugs, Proprietaries, and Sundries	803,254	0.2%	803,254	0.2%
Electric Services	23,734,227	6.4%	26,394,209	7.1%
Farm Products	7,495,929	2.0%	9,285,834	2.5%
Fats and Oils	3,433,159	0.9%	3,784,354	1.0%
Financial services	4,832,407	1.3%	5,906,946	1.6%
Freight Transportation Arrangement	13,100,647	3.6%	12,970,938	3.5%
Food Products	5,636,785	1.5%	6,607,713	1.8%
Gas Transmission and Distribution	18,000,000	4.9%	17,605,054	4.7%
Groceries and Related Products	2,500,000	0.7%	2,500,000	0.7%
Hotels and Motels	13,458,976	3.6%	16,459,362	4.4%
Land Subdividers and Developers	16,256,399	4.4%	16,083,083	4.3%
Logging	6,840,000	1.9%	6,840,000	1.8%
Meat, Poultry & Fish	6,079,075	1.6%	6,748,935	1.8%
Metals Service Centers and Offices	3,623,326	1.0%	3,737,737	1.0%
Motor Vehicle Parts and Accessories	8,275,000	2.2%	—	—
Personal Credit Institutions	5,030,631	1.4%	5,468,186	1.5%
Petroleum and Petroleum Products	15,500,000	4.2%	15,500,000	4.2%
Programming and Data Processing	13,116,663	3.6%	13,903,662	3.7%
Refuse Systems	23,239,114	6.3%	22,447,343	6.0%
Secondary Nonferrous Metals	17,824,746	4.8%	17,632,234	4.7%
Short-Term Business Credit	4,740,000	1.3%	4,740,000	1.3%
Soap, Detergents, and Cleaning	2,393,271	0.6%	3,250,844	0.9%
Telephone and Telegraph Apparatus	7,000,000	1.9%	7,000,000	1.9%
Telephone Communications	37,708,011	10.2%	37,481,370	10.0%
Water Transportation	12,733,503	3.5%	12,728,503	3.4%
Total	$368,780,825	100.0%	$372,977,743	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$23,754,415	6.4%	$24,841,309	6.7%
Botswana	4,740,000	1.3%	4,740,000	1.3%
Brazil	21,421,675	5.8%	22,183,252	5.9%
Cabo Verde	13,458,976	3.7%	16,459,362	4.4%
Cameroon	10,718,201	2.9%	10,718,201	2.9%
Chile	6,476,576	1.8%	9,136,558	2.4%
China	10,000,000	2.7%	10,000,000	2.7%
Colombia	24,194,642	6.6%	24,434,056	6.6%
Croatia	8,379,097	2.3%	8,262,375	2.2%
Ecuador	35,838	0.0%	35,838	0.0%
Ghana	52,027,237	14.1%	52,027,237	13.9%
Guatemala	127,943	0.0%	662,525	0.2%
Hong Kong	37,000,000	10.0%	37,000,000	9.9%
Jersey	18,544,000	5.0%	18,515,500	5.0%
Kenya	13,100,647	3.6%	12,970,938	3.5%
Malaysia	15,000,000	4.1%	15,000,000	4.0%
Mauritius	2,500,000	0	2,500,000	0.7%
Mexico	23,239,114	6.3%	22,447,343	6.0%
Morocco	7,824,746	2.1%	7,632,234	2.0%
Namibia	16,256,399	4.4%	16,083,083	4.3%
Netherlands	11,275,000	3.1%	4,000,000	1.1%
New Zealand	6,840,000	1.9%	6,840,000	1.8%
Nigeria	14,531,903	3.9%	15,782,226	4.2%
Peru	4,465,132	1.2%	4,465,132	1.2%
Romania	1,946,169	0.5%	1,917,097	0.5%
Singapore	3,623,326	1.0%	3,737,737	1.0%
South Africa	4,970,857	1.4%	6,719,642	1.8%
United Arab Emirates	803,254	0.2%	803,254	0.2%
Uganda	4,300,000	1.2%	4,300,000	1.2%
Zambia	2,393,271	0.7%	3,250,844	0.9%
N/A	4,832,407	1.3%	5,512,000	1.5%
Total	$368,780,825	100.0%	$372,977,743	100.0%

(1) All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of March 31, 2019:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$86,514,482	$—	$—	$86,514,482
Senior secured term loan participations	193,927,148	—	—	193,927,148
Senior secured trade finance participations	75,803,240	—	—	75,803,240
Short term investments	11,455,733	—	—	11,455,733
Equity warrants	1,080,222	—	—	1,080,222
Total	$368,780,825	$—	$—	$368,780,825

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2018:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$88,858,707	$—	$—	$88,858,707
Senior secured term loan participations	189,157,819			189,157,819
Senior secured trade finance participations	80,236,312	—	—	80,236,312
Short term investments	13,644,683			13,644,683
Equity warrants	1,080,222			1,080,222
Total	$372,977,743	$—	$—	$372,977,743

The following is a reconciliation of activity for the three months ended March 31, 2019, of investments classified as Level 3:

	Fair Value at December 31, 2018	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Transfers	Fair Value at March 31, 2019
Senior secured term loans	$88,858,707	$—	$(3,147,368)	$841,601	$(38,458)	$—	$86,514,482
Senior secured term loan participations	189,157,819	8,275,000	(4,859,501)	958,884	—	394,946	193,927,148
Senior secured trade finance participations	80,236,312	-	(3,004,108)	—	(1,428,964)	—	75,803,240
Short term investments	13,644,683	1,000,000	(2,114,410)	—	(679,594)	(394,946)	11,455,733
Equity warrants	1,080,222	—	—	—	—	—	1,080,222
Total	$372,977,743	$9,275,000	$(13,125,387)	$1,800,485	$(2,147,016)	$-	$368,780,825

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2019:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$62,183,325	Income approach (DCF)	Market yield	9.0% - 17.5% (11.4%)
Senior secured trade finance participations (1)	$13,619,915	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$86,514,482	Income approach (DCF)	Market yield	10.0% - 14.5% (12.3%)
Senior secured term loan participations	$193,927,148	Income approach (DCF)	Market yield	11.0% - 15.9% (13.2%)
Short term investments (3)	$4,832,407	Income approach (DCF)	Market yield	8.75%
Short term investments	$6,623,326	Cost Approach	Recent transactions	N/A
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A
(1)	Collateral based approach used for the following Watch List investments: Sancor, Mac Z, and GPI. See Note 3 “Watch List Investments” for further information.
(2)	The Company used a combination of the collateral based approach and the income approach for CAGSA, Algodonera and FRIAR. See Note 3 “Watch List Investments” for further information.
(3)	Receivable from IIG TOF B.V.

As of December 31, 2018 all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2018:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$66,808,909	Income approach (DCF)	Market yield	9.0% - 17.5% (11.4%)
Senior secured trade finance participations (1)	$13,427,403	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$88,858,707	Income approach (DCF)	Market yield	10.0% - 14.5% (12.3%)
Senior secured term loan participations	$189,157,819	Income approach (DCF)	Market yield	11.0% - 15.9% (13.2%)
Short term investments (3)	$5,512,000	Income approach (DCF)	Market yield	8.75%
Short term investments	$8,132,683	Cost Approach	Recent transactions	N/A
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A

(1)	Collateral based approach used for the following Watch List investments: Sancor, Mac Z, and GPI. See Note 3 “Watch List Investments” for further information.
(2)	The Company used a combination of the collateral based approach and the income approach for CAGSA, Algodonera and FRIAR. See Note 3 “Watch List Investments” for further information.
(3)	Receivable from IIG TOF B.V.

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

Note 5. Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on February 14, 2020.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three months ended March 31, 2019 and 2018.

Transactions

For the three months ended March 31, 2019 and 2018, the Advisor earned $1,959,123, and $2,009,600, respectively, in asset management fees and $1,458,513 and $1,403,506, respectively, in incentive fees.

From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees and incentive fees on behalf of the Company and will pay the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in an aggregate amount of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2. The Company did not meet the Reimbursement Hurdle for the quarters ended March 31, 2019 and 2018 and no expenses have been recorded for the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231, was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended March 31, 2019 and 2018, the Company paid $0 and $6,252, respectively, in dealer manager fees and $0 and $19,270, respectively, in selling commissions to the Company’s dealer manager for the Company’s offerings, SC Distributors, LLC. These fees and commissions were paid in connection with the sale of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations

Note 6. Organization and Offering Costs

As of March 31, 2019, the Sponsor has paid approximately $17,480,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $12,000 and $41,000 of offering costs, which were incurred by the Sponsor during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company paid $0 and $27,765, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through March 31, 2019, the Company has reimbursed the Sponsor a total of $17,211,117 of offering and organization costs and there is a remaining balance of approximately $505,000 of offering costs that have not yet been reimbursed to the Sponsor as of March 31, 2019.

Note 7. Notes Payable

The Company notes payable consist of the following:

	March 31, 2019	December 31, 2018
	Outstanding Balance	Outstanding Balance
Promissory notes	$-	$125,000
Symbiotics facility	22,750,000	22,750,000
Christian Super promissory note	10,000,000	10,000,000
Total notes payable	$32,750,000	$32,875,000

Promissory Notes

On October 14, 2016, TGIFC issued $1.635 million in the first series of notes pursuant to a private offering of senior secured promissory notes (the “Notes”). The Notes were issued under a private offering.  The Notes issued on October 14, 2016 comprised the first series of the Notes.

The Notes had an interest rate of 3.0% per annum plus the one year London Interbank Offered Rate (“LIBOR”) (1.59% at the time issuance) and were payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate was determined on each issuance date and adjusted on each anniversary of the issuance date and shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

On February 17, 2017, TGIFC issued $0.225 million in the second series of the Notes pursuant to such private offering. The notes issued on February 17, 2017 comprised the second series of the Notes and bear interest at a rate of 3.0% per annum plus one year

LIBOR (1.74%) as determined on their issuance date. As of March 31, 2019, the Company had raised $1.86 million in the offering of the Notes all of which had been repaid as of March 31, 2019.

In October 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments. TGIFC’s obligations under the Notes were secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and Noteholders, dated as of October 14, 2016 granting the holders of Notes a mortgage over 1.86 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries.

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

The Facility Agreement has an interest rate of 4.65% per annum plus the three month LIBOR (2.79% as of March 31, 2019) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

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

TGIFC’s obligation under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of March 31, 2019, the Company was in full compliance with all such representations, warranties and covenants.

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

The CS Note has an interest rate of 4.0% per annum plus one-year LIBOR (2.82%) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the CS Note (and any unpaid interest) is due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes (“Series 2 Note”) to Christian Super pursuant to the CS Notes private offering. The Series 2 Note has an interest rate of 3.5% per annum plus one-year LIBOR (3.05% as of March 31, 2019) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the Series 2 Note (and any unpaid interest) is due in one balloon payment on December 18, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

   TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of March 31, 2019, the Company was in full compliance with all such representations, warranties and covenants.

For the three months ended March 31, 2019 and 2018, the Company recognized $599,949 and $448,620, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2019	$-
2020	22,750,000
2021	10,000,000
Thereafter	-
$32,750,000

Note 8. Unit Capital

As of March 31, 2019, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of March 31, 2019, the Company recorded a liability in the aggregate amount of $1,046,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of March 31, 2019 is calculated based on a net asset value per Class C, Class I and Class W units of $8.227 with a distribution fee of 0.8% for Class C units, an ongoing dealer manager fee of 0.5% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the three months ended March 31, 2019:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	March 31,
	2018	the Period	the Period	2019
Class A units	17,966,563	133,563	(156,372)	17,943,754
Class C units	8,238,094	71,242	(271,937)	8,037,399
Class I units	10,555,022	81,278	(90,623)	10,545,677
Class W units	24,555	-	-	24,555
Class Y units	1,165,675	32,155	-	1,197,830
Class Z units	5,965,037	-	-	5,965,037
Total	43,914,946	318,238	(518,932)	43,714,252

The total of 318,238 units issued during the three months ended March 31, 2019 included 286,095 units issued under the DRP at a value of $2,377,555.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the first quarter of 2019 have been made at a price equal to $8.227 for Class A units, Class C units, and Class I units, which was the net asset value per unit of each class as of December 31, 2018, the most recently disclosed net asset value at the time of repurchase.

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

During the three months ended March 31, 2019, the Company received 80 repurchase requests for a total of 518,932 units at a repurchase price per unit of $8.227 As of March 31, 2019, these repurchase requests were pending processing and were completed by the Company in April 2019.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the three months ended March 31, 2019:

		Daily Rate	Cash	Distributions	Total
Months ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2019	January 15, 2019	$0.00168675	$1,470,733	$817,483	$2,288,216
February 28, 2019	February 14, 2019	$0.00168675	1,334,317	739,318	2,073,635
March 31, 2019	March 15, 2019	$0.00168675	1,479,106	820,754	2,299,860
Total for 2019			$4,284,156	$2,377,555	$6,661,711

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,	March 31,
	2019	2018
Per unit data (1):
Net asset value at beginning of period	$8.20	$8.42
Net investment income	$0.13	$0.13
Net change in unrealized depreciation on investments	$(0.05)	$(0.02)
Net increase in net assets resulting from operations	$0.08	$0.11
Distributions	$(0.15)	$(0.17)
Net change in accrued distribution and other fees	$0.01	$0.01
Net decrease in net assets	$(0.05)	$(0.04)
Net asset value at end of period (2)	$8.14	$8.38
Total return based on net asset value	1.03%	1.35%
Net assets at end of period	$355,656,886	$370,446,814
Units Outstanding at end of period	43,714,252	44,187,642
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.61%	5.63%
Ratio of net operating expenses to average net assets	6.19%	5.36%
1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2019 and 2018 which were 44,019,402 and 42,272,734, respectively.
2

For financial statement reporting purposes under GAAP, as of March 31, 2019 and 2018, the Company recorded a liability in the amount of $1,046,000 and $1,677,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-

Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2019, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2019. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for April totaled $1,392,078.  With respect to unitholders participating in the Distribution Reinvestment Plan, $770,273 of the distributions for April were reinvested in units.

The May distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about June 1, 2019 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

 Investments

Subsequent to March 31, 2019 through May 10, 2019, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $9.9 million.

Litigation

On April 18, 2019, TriLinc Global Impact Fund – Trade Finance, Ltd. (“TriLinc”), a subsidiary of the Company, filed a motion to intervene in a proceeding of Girobank, N.V. and Girobank International, N.V. (collectively, “Girobank”) against IIG, IIG Capital, LLC (“IIG Capital”) and IIG Trade Opportunities Fund, N.V. (“TOF,” and, collectively with IIG and IIG Capital, the “IIG Parties”).  TriLinc filed the motion to intervene in the Girobank proceeding so that it could oppose Girobank’s petition for an order of attachment that Girobank obtained from the New York Supreme Court, New York County on April 11, 2019.  This order temporarily attached approximately $93 million in assets held by the IIG Parties in aid of an arbitration that Girobank commenced against the IIG Parties in 2018. TriLinc’s motion to intervene was denied following a hearing on April 24, 2019. The court set a hearing on Girobank’s petition for an order of attachment during the pendency of the arbitration for May 2, 2019.  At the hearing on May 2, 2019, the New York Supreme Court, New York County issued an order of attachment to Girobank upon the stipulation and consent of all parties to the proceeding.  The order of attachment provides that it does not apply to funds in which the IIG Parties have no beneficial interest such as funds in collection or escrow, accounts received in a custodial capacity on behalf of IIG Global Trade Finance Fund, IIG Structure Trade Finance Fund, and TriLinc. TriLinc had filed the motion to intervene in conjunction with an arbitration proceeding it commenced against IIG and IIG TOF B.V., a subsidiary of TOF, on that same day, asserting claims for breach of contract, breach of fiduciary duty, conversion and unjust enrichment.   There can be no assurance as to when or if TriLinc will obtain a judgment in its arbitration against IIG and IIG TOF B.V.

The Company previously entered into a sub-advisory agreement with IIG through TriLinc. Between 2014 and 2017, at the recommendation of IIG, the Company invested approximately $44 million in participation interests in trade finance facilities originated by TOF and IIG TOF B.V. for eight Latin American companies (the “IIG Investments”).  TOF is advised by IIG.  As disclosed in this Quarterly Report, the Company has placed seven of the IIG Investments on its “Watch List” because the Company determined that there were significant changes in the credit and collection risk of the investments.  As disclosed elsewhere in this Quarterly Report, the Company also determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG is the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to our Distribution Reinvestment Plan. SC Distributors, LLC was the dealer manager for the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017.  Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through our Distribution Reinvestment Plan.

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

For the three months ended March 31, 2019, we issued 286,095 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $2,377,555. In addition, for the three months ended March 31, 2019, we issued 32,154 of our units for gross proceeds of approximately $270,000 pursuant to a private placement. As of March 31, 2019, $53.8 million in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to March 31, 2019, we have issued an aggregate of 48,056,030 of our units, including 3,911,216 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $450,534,000 including approximately $34,505,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,786,000 and selling commissions of $16,924,000, for net proceeds of $428,824,000).

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2019, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

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

From our inception through December 31, 2017, under the terms of the Expense Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $16.3 million have not been reimbursed to the Sponsor as of March 31, 2019.

Portfolio and Investment Activity

During the three months ended March 31, 2019, we invested approximately $9.3 million across three separate portfolio companies, including two new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $13.1 million.

At March 31, 2019 and December 31, 2018, the Company’s investment portfolio included 48 and 47 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2019		As of December 31, 2018
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$86,514,482	23.5%	$88,858,707	23.9%
Senior secured term loan participations	193,927,148	52.6%	189,157,819	50.7%
Senior secured trade finance participations	75,803,240	20.5%	80,236,312	21.5%
Short term investments *	11,455,733	3.1%	13,644,683	3.7%
Equity warrants	1,080,222	0.3%	1,080,222	0.3%
Total investments	$368,780,825	100.0%	$372,977,743	100.0%

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

As of March 31, 2019, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.5%, 13.2%, 12.3%, and 9.9%, respectively, for a weighted average yield on investments of approximately 12.5% on our total portfolio.

As of December 31, 2018, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.4%, 13.2%, 12.3%, and 10.1%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of March 31, 2019, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,812,837
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021		5,353,338	5,206,990
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	China	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		5,030,631	5,030,631
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/27/2020		15,000,000	15,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2021		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(3)	22,158,892	23,239,114
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021		6,840,000	6,840,000
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	10.00%	8/15/2021	(2)	4,465,132	4,465,132
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	11.67%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	13.50%	11/24/2022		13,116,663	13,116,663
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/4.00% PIK	12/7/2023		5,569,997	5,492,175
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	8/21/2021		13,458,976	13,458,976
Fiber Optics Network Provider	Telephone Communications	Access to Technology	Colombia	8.95% Cash/3.00% PIK	10/15/2023		19,259,530	19,164,011
Mall Operator	Department Stores	Infrastructure Development	Croatia	7.00% Cash/6.00% PIK	1/23/2021		8,178,433	8,379,097
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021		15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	12.90%	8/31/2022		18,527,237	18,527,237
LNG Infrastructure Developer	Gas Transmission and Distribution	Infrastructure Development	Ghana	15.89%	6/13/2021		18,000,000	18,000,000
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023		19,000,000	18,544,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	9.95% Cash/4.00% PIK	3/31/2023		13,100,647	13,100,647
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021		16,334,078	16,256,399
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	15.00%	8/20/2021		8,275,000	8,275,000
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	12.85%	9/16/2020		12,762,670	12,733,503
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	8.00% Cash/5.00% PIK	7/18/2021		1,983,891	1,946,169

Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	13.50%	12/31/2020		4,300,000	4,300,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.00%	11/1/2019 - 11/16/2019		2,393,271	2,393,271
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	9,250,266
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,991,915
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,079,075
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,433,159
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	16.42% - 17.50%	3/27/2019		10,718,201	10,718,201
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	1,269,586
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019		35,838	35,838
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(2)	881,800	127,943
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	11.50%	12./28/2019 - 2/9/2020		15,000,000	15,000,000
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	4/10/2019 - 5/3/2019		7,000,000	7,000,000
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	12.88%	7/14/2019		2,500,000	2,500,000
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	7,349,626	7,824,746
Cocoa Trader	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	3/27/2019		122,300	122,300
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	3/27/2019		755,466	755,466
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	3/27/2019		920,634	920,634
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(2)	785,806	690,616
Electronics Assembler	Communications Equipment	Access to Technology	South Africa	12.00% - 13.00%	1/7/2019 - 2/14/2019		4,280,241	4,280,241
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	803,254	803,254
Fruit Juice Processor B	Food Products	Short Term Notes	Netherlands	10.50%	4/12/2019 - 7/31/2019		3,000,000	3,000,000
Steel Trader	Metals Service Centers and Offices	Short Term Notes	Singapore	12.45%	6/30/2019		3,623,326	3,623,326
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	4,832,407
Total Investments								$368,780,825

1  Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[5]	This investment consists of a senior secured term loan and equity warrants in the borrower.

As of March 31, 2019, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$803,254	0.2%
Access to Technology	62,104,915	16.8%
Inclusive Finance	9,770,631	2.6%
Infrastructure Development	61,586,647	16.7%
Recycling	31,063,860	8.4%
Responsible Consumer Goods Production	17,079,572	4.6%
Responsible Fuel Storage	15,500,000	4.2%
Responsible Industrial Goods Distribution	15,000,000	4.1%
Responsible Logistics Management	25,834,150	7.0%
Responsible Metals Distribution	25,000,000	6.8%
Responsible Natural Resources Distribution	15,000,000	4.1%
Responsible Power Generation	18,527,237	5.0%
Short Term Notes	6,623,326	1.8%
Sustainable Agriculture & Agroprocessing	42,980,083	11.7%
Sustainable Aquaculture & Processing	35,838	0.0%
Sustainable Dairy Production	4,991,915	1.4%
Sustainable Forestry	6,840,000	1.9%
Technological Innovation	5,206,990	1.4%
Other	4,832,407	1.3%
Total	$368,780,825	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of March 31, 2019, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower). As of March 31, 2019 and December 31, 2018, the Company had 12 Watch List investments.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG is the sub-advisor with respect to seven of the twelve investments that the Company has deemed Watch List investments.  The Company has learned that IIG is in the process of winding down its business. The Company determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG is the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that

were misapplied by IIG.   Please see Note 11 – Subsequent Events for a description of an arbitration proceeding the Company has filed against IIG.

Given IIG’s failure to fulfill its obligations as a sub-advisor, the Company, with the authorization of the board of managers, engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of certain material investments described below. Specifically, for the quarter ended March 31, 2019, the Company asked the independent valuation firm to perform the limited procedures on certain Watch List investments that the Company deemed to be material and are more specifically described below under the captions, “—Algodonera Avellaneda S.A.”, “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, “—IIG Trade Opportunities Fund B.V. Receivable”, “—Compania Argentina de Granos”, and “—Sancor Cooperativas Unidas Limitada”.  In addition, for the quarter ended March 31, 2019, the Company asked the independent valuation firm to perform the limited procedures on the investment described below under the caption “—Mac Z Group SARL” for which Scipion (defined below) is the sub-advisor.  These six investments comprise approximately 8.1% of the total investments at fair value as of March 31, 2019, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith. Set forth below is a description of the Company’s Watch List investments for which IIG is the sub-advisor, followed by the investments for which other parties act as sub-advisor.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund N.V., a fund advised by the Company’s sub-advisor, IIG, with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of March 31, 2019. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  Based on information provided by IIG in 2018, the Company’s existing Participation in this trade finance facility was near the final stages of being restructured to a Participation in a term loan. Given that IIG is winding down its business and the Company’s ongoing legal dispute with IIG, it is uncertain when or if this restructuring will happen.

As of the date of this filing, completion of restructuring remains uncertain, and, as such, the Company has valued this investment utilizing a hybrid of the income approach and the collateral based approach, in accordance with its valuation policy, and has determined the fair value of the principal amount of this investment to be $127,943 as of March 31, 2019 based upon modeled principal and interest payments, discounted to present value using expected yield to maturity. This value reflects a significant adjustment for the uncertainty related to the completion of the restructuring and the Company’s ongoing legal dispute with IIG. The Company placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for both the three months ended March 31, 2019 and 2018 amounted to $27,227.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by IIG, with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines. In the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018 and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Prior Reports”), the Company reported that its “Watch List Investments” included a Participation in a trade finance facility where Vicentin – Nacadie S.A. was the borrower.  The Company reported that the outstanding principal balance on its Participation was $12,000,000.  During the third quarter of 2018, the Company determined that the documents that had been provided to the Company by its sub-advisor, IIG, regarding the Participation indicated that the Company’s Participation was in fact two Participations, each with a principal balance of $6,000,000, in separate facilities originated by IIG.  In one, the borrower is Algodonera and in the other, the borrower is Nacadie Commercial S.A. (“Nacadie”).  However, participation certificates issued to the Company by IIG for these Participations identified the borrowers as Vicentin/Algodonera and Vicentin/Nacadie, respectively. Vicentin is not the borrower, but rather IIG had informed the Company that Vicentin had agreed to guarantee the payments due under both of the trade finance facilities. The following paragraphs provide information concerning the Company’s Participation in the Algodonera trade finance facility.  See below under “—IIG Trade Opportunities Fund B.V. Receivable” for information regarding the Company’s Participation in the Nacadie trade finance facility.

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of March 31, 2019, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $778,500. IIG informed the Company that in June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin appealed to the court of appeals.  In March 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

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

As a short-term trade finance facility, Algodonera was valued utilizing the cost approach through the quarter ended September 30, 2017. However, based on the fact that any future payments made by Algodonera with respect to this Participation will turn on the ultimate outcome of the above-mentioned legal proceedings and that future projected cash flows would therefore no longer be applicable, the Company decided it would be more appropriate to utilize the collateral based approach to value this position beginning with the December 31, 2017 year-end financial statements. The Company further modified its valuation methodology to the income approach as of June 30, 2018, given that the commercial court had already issued a final ruling (that is currently pending appeal) and based on the recent developments with respect to the court proceedings described above.

As described above, a payment guarantee has been secured from Zurich Insurance Group through the commercial court, the value of which is sufficient to pay off all outstanding principal and accrued interest. Although IIG had previously expressed to the Company its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, Vicentin and Algodonera, as well as the Company’s ongoing legal dispute with IIG. Taking all of the factors described above into consideration, the Company believes, that as of March 31, 2019, the most appropriate valuation method remains the income approach and the Company determined the fair value of the principal amount of this investment to be $3,433,159. The Company has placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the three months ended March 31, 2019 amounted to $135,000.

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

As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.  Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  As noted in Note 11- Subsequent Events, the Company has filed an arbitration proceeding against IIG asserting multiple claims, including claims related to IIG’s failure to repay the Company for this participation. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company and the uncertainty of the ultimate resolution of the Company’s legal dispute with IIG. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $4,832,407 as of March 31, 2019. The Company has placed this receivable on non-accrual, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $131,250 for the three months March 31, 2019.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of March 31, 2019, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. At that time, IIG informed the Company that it was also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. In August 2018, the Company confirmed that FRIAR continues to operate and is a going concern.

As noted above, the Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to FRIAR and Nacadie.  Also as described above, the Company learned on July 31, 2018 that IIG and Algodonera are in a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to FRIAR and Nacadie under the subrogation agreement.  Additionally, on July 31, 2018, the Company learned new information with regard to a put option that could potentially allow FRIAR to settle its outstanding debt to IIG with shares of FRIAR.  In addition to settling FRIAR’s debt to IIG, the put option could potentially permit FRIAR to subrogate Algodonera’s and Nacadie’s debt to IIG. As with the subrogation agreement discussed above, the Company has learned that IIG is disputing the enforceability of the put option in court. The criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. FRIAR appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  In April 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

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

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged and to account for the inherent uncertainty of the ultimate resolution of the legal disputes between IIG, FRIAR, Vicentin and Algodonera as well as the Company’s ongoing legal dispute with IIG. The Company determined that the most appropriate method to calculate the fair value of this investment as of March 31, 2019 is to take the value resulting from the independent valuation firm’s estimate of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $6,079,075 as of March 31, 2019. The Company placed the Participation on non-accrual effective January 1, 2018 and interest not recorded relative to the original terms of this participation for both the three months ended March 31, 2019 and 2018 amounted to $258,750.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the Participation in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal and interest obligations on June 30, 2018. On that date, the Company was owed principal of $12,500,000 and accrued interest of $131,942, and the interest was subsequently paid.

IIG previously informed the Company that it had been in active discussions with other CAGSA lenders and had sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG previously informed the Company that IIG is a member of the creditors committee, which will determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. Details of the terms were not available as of the date of this report.

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company has decided that starting with the quarter ended June 30, 2018, the collateral based approach is a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company has further modified the valuation approach for this investment to the income approach. Based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $326,563 for the three months ended March 31, 2019. The Company has estimated the fair value of the principal amount of this investment to be $9,250,266 as of March 31, 2019 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring and the ultimate resolution of the Company’s ongoing legal dispute with IIG.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of March 31, 2019, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through December 31, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this report, the Company believes, based on reports in the media, that Sancor will be sold.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors but the Company has not received any payment since that announcement. Due to the uncertainty associated with the timing and final terms of a full asset sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined the fair value of the principal amount of this investment to be $4,991,915 as of March 31, 2019, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding the ultimate resolution of the Company’s ongoing legal dispute with IIG.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF N.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of March 31, 2019, the outstanding principal balance on this Participation was $1,326,687 and accrued interest amounted to $184,328. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and is developing a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen. As of March 31, 2019, the Company has estimated the fair value of the principal amount of its investment in Functional to be $1,269,586 based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring.

Investments through other sub-advisors

Kinder Investments, Ltd. (formerly Corporacion Prodesa S.R.L.)

As of March 31, 2019, the Company’s investment in Kinder Investments, Ltd. (“Kinder”) is comprised of a promissory note with a principal balance of $4,465,132 and total accrued interest of $616,951, including $506,852 of deferred interest payable at maturity. In December 2018, the Company assigned its loans with Corporacion Prodesa S.R.L. (“Prodesa”), a diaper manufacturer in Peru, to Kinder in exchange for a $500,000 principal payment plus accrued interest and the issuance to the Company of a promissory note for the remaining balance.

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

Prodesa was originally placed on the Watch List in 2014, and as reported in previous filings, since 2014, Prodesa has undergone changes in ownership and financial status, through which the Company restructured the original facilities, improving the Company’s collateral, information rights, covenants and additional financial controls over Prodesa. On January 31, 2017, after significantly improved financial performance by Prodesa, the Company entered into a series of loan amendments with Prodesa. As part of the amendments, the maturity date of the loan facilities was extended to July 28, 2021. Taking account of Prodesa’s materially improved financial performance and the assignment of the liability to Kinder, which still includes the Company’s first lien collateral pledges of Prodesa’s fixed assets and equity, the Kinder investment is no longer on the Watch List as of April 1, 2019.

The Company has estimated the fair value of the principal amount of the Kinder loan as of March 31, 2019 at $4,465,132 based on the income approach, which accounts for contractual interest and principal payments and discounts them to present value using the combined facilities’ weighted average yield to maturity.

Usivale Industria E Comercio, Ltda.

As of March 31, 2019, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $105,447.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. This sugar price pressure continued into 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019, though principal payment was not made on schedule. The Company is currently working with Usivale’s management to optimize their financial performance to better facilitate principal repayment. As part of that effort, the Company and Usivale are executing a standstill agreement for principal repayment until the second half of 2019.

As of March 31, 2019, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,812,837, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of March 31, 2019, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $34,379 for both the three months ended March 31, 2019 and 2018. As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of March 31, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of March 31, 2019, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and has taken steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 in April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has filed a claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for both the three months ended March 31, 2019 and 2018 amounted to $202,115. The Company believes, that as of March 31, 2019, the most appropriate valuation method is the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,824,746, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of March 31, 2019, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of March 31, 2019 is $74,600. Repayment on the participation interest has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of March 31, 2019, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

Results of Operations

Consolidated operating results for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Interest income	$11,279,504	$10,127,186
Interest from cash	14,996	54,548
Total investment income	11,294,500	10,181,734
Asset management fees	1,959,123	2,009,600
Incentive fees	1,458,513	1,403,506
Professional fees	938,202	326,435
General and administrative expenses	440,287	325,172
Interest expense	599,949	448,620
Board of managers fees	64,375	54,375
Total expenses	5,460,449	4,567,708
Expense support payment to (from) Sponsor	-	-
Net expenses	5,460,449	4,567,708
Net investment income	$5,834,051	$5,614,026

Revenues

 For the three months ended March 31, 2019 and 2018, total investment income amounted to $11,294,500 and $10,181,734, respectively.  Interest income increased by $1,152,318 during the three months ended March 31, 2019 from the same period in 2018 as a result of an increase in our weighted average investment portfolio of approximately $29,559,000 combined with an increase in the weighted average yield of approximately 0.3% from a weighted average yield of 11.9% for the three months ended March 31, 2018 to approximately 12.2% for the three months ended March 31, 2019. The increase in yield was primarily due to a change in the mix of investments in our portfolio offset by an increase in non-accrual loans.

During the three months ended March 31, 2019, $8,591,371 or 76.2% of the interest income earned came from loan and trade finance participations and $2,688,133 or 23.8% came from direct loans. In addition, we earned $14,996 in interest income on our cash balances.

During the three months ended March 31, 2018, $6,915,058 or 68.3% of the interest income earned came from loan and trade finance participations and $3,212,128 or 31.7% came from direct loans. In addition, we earned $54,548 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended March 31, 2019 increased by $888,211 to $2,042,813 from $1,154,602 for the three months ended March 31, 2018.  The increase was primarily due to the following: 1) an increase in interest expense of $151,329, which was attributable to adding additional leverage, 2) an increase in professional fees of $611,767 which was primarily due to additional fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and the preparation of our Annual Report on Form 10-K for the year ended December 31, 2018 and 3) an increase in general and administrative expenses of $115,115 which was primarily due to an increase in travel expenses. Our Sponsor did not assume responsibility for any of our operating expenses for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, the asset management fees amounted to $1,959,123 and $2,009,600, respectively. The incentive fees for the three months ended March 31, 2019 and 2018 amounted to $1,458.513 and $1,403,506, respectively.  None of the asset management fees or incentive fees for both periods ended March 31, 2019 and 2018 were assumed by our Sponsor under the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three months ended March 31, 2019 and 2018. We recorded unrealized losses of $2,147,016 and $849,503 for the three months ended March 31, 2019 and 2018, respectively

Changes in Net Assets from Operations. For the three months ended March 31, 2019, we recorded a net increase in net assets resulting from operations of $3,686,027, which consisted of net investment income, of $5,834,051, net change in unrealized depreciation on investments of $2,147,016 and foreign exchange loss of $1,008. For the three months ended March 31, 2018, we recorded a net increase in net assets resulting from operations of $4,804,697, which consisted of net investment income, of $5,614,026, net change in unrealized depreciation on investments of $849,503 and foreign exchange gain of $40,174.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2019, we had approximately $10 million in cash. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses.  The Company did not meet the Reimbursement Hurdle for the quarter ended March 31, 2019. As of March 31, 2019, there is a remaining aggregate balance of approximately $16,273,800 in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

Our Sponsor is under no obligation to pay our operating expenses and, if our Sponsor does not assume our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor determined not to assume any of our additional operating expenses, commencing January 1, 2018. Commencing with distributions payable for the month of March 2018, our board of managers approved a decrease in our daily distribution rate from $0.00197808 to $0.00168675 per unit, per day (less the ongoing fees applicable to certain classes of units which reduce the amount of distributions paid to the applicable unitholders). If our Sponsor continues not to assume our operating expenses in the future and we do not generate sufficient investment income to cover our operating expenses, the distributions we pay to our stockholders may need to be further reduced.

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of March 31, 2019, TGIFC has $22.75 million total outstanding under the Symbiotics Facility and may request an additional $17.5 million, subject to the conditions precedent set forth in the second Facility Agreement, including availability of funding.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of March 31, 2019, TGIFC has $10.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of March 31, 2019, we have $32,750,000 in total debt outstanding with a debt to equity ratio of 9.2%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of March 31, 2019:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$32,750,000	$-	$32,750,000	$-	$-
Total contractual obligations	$32,750,000	$-	$32,750,000	$-	$-

We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, originally dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. The current term of the Advisory Agreement ends on February 14, 2020. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) asset management and incentive fees described in Part 1, Item 1. Business – Operating Expense Responsibility Agreement and – Investment Advisory Agreements and Fees of our Annual report on Form 10-K for the year ended December 31, 2018, and (ii) the reimbursement of certain expenses.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the particular offering. As of March 31, 2019, there is a remaining balance of approximately $505,000 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.3 million as of March 31, 2019.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended March 31, 2019, we paid a total of $6,661,711 in distributions, comprised of $4,284,156 paid in cash and $2,377,555 reinvested under our DRP.

The following table summarizes our distributions declared for 2019 and 2018, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities
March 31, 2019	$0.17377	$4,284,156	$2,377,555	$6,661,711	$4,284,156	$—
Total for 2019		$4,284,156	$2,377,555	$6,661,711	$4,284,156	$—

March 31, 2018	$0.17377	$4,401,277	$2,702,524	$7,103,801	$4,401,277	$—
June 30, 2018	$0.15349	4,365,046	2,433,854	6,798,900	4,365,046	—
September 30, 2018	$0.15518	4,393,911	2,451,619	6,845,530	4,393,911	—
December 31, 2018	$0.15518	4,375,375	2,439,651	6,815,026	4,375,375	—
Total for 2018		$17,535,609	$10,027,648	$27,563,257	$17,535,609	$—

Related Party Transactions

For the three months ended March 31, 2019 and 2018, the Advisor earned $1,959,123and $2,009,600, respectively in asset management fees and $1,458,513 and $1,403,506, respectively, in incentive fees.

From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,240,231 was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended March 31, 2019 and 2018, the Company paid $0 and $6,252, respectively, in dealer manager fees and $0 and $19,270, respectively, in selling commissions to the Company’s dealer manager for the Company’s offerings, SC Distributors, LLC. These fees and commissions were paid in connection with the sale of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations

Legal Proceedings

As of March 31 2019, the Company was not a party to any material legal proceedings. See “Subsequent Events” below for information about certain legal filings made by the Company in April 2019.

Subsequent Events

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from April 1 through April 30, 2019. These distributions were calculated based on unitholders of record for each day in an amount equal to  $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for April totaled $1,392,078.  With respect to unitholders participating in our Distribution Reinvestment Plan, $770,273 of the distributions for April were reinvested in units.

The May distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about June 1, 2019 or reinvested in units, for those unitholders participating in our Distribution Reinvestment Plan.

 Investments

Subsequent to March 31, 2019 through May 10, 2019, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $9.9 million.

Litigation

On April 18, 2019, TriLinc Global Impact Fund – Trade Finance, Ltd. (“TriLinc”), a subsidiary of the Company, filed a motion to intervene in a proceeding of Girobank, N.V. and Girobank International, N.V. (collectively, “Girobank”) against IIG, IIG Capital, LLC (“IIG Capital”) and IIG Trade Opportunities Fund, N.V. (“TOF,” and, collectively with IIG and IIG Capital, the “IIG Parties”).  TriLinc filed the motion to intervene in the Girobank proceeding so that it could oppose Girobank’s petition for an order of attachment that Girobank obtained from the New York Supreme Court, New York County on April 11, 2019.  This order temporarily attached approximately $93 million in assets held by the IIG Parties in aid of an arbitration that Girobank commenced against the IIG Parties in 2018. TriLinc’s motion to intervene was denied following a hearing on April 24, 2019. The court set a hearing on Girobank’s petition for an order of attachment during the pendency of the arbitration for May 2, 2019.  At the hearing on May 2, 2019, the New York Supreme Court, New York County issued an order of attachment to Girobank upon the stipulation and consent of all parties to the proceeding.  The order of attachment provides that it does not apply to funds in which the IIG Parties have no beneficial interest such as funds in collection or escrow, accounts received in a custodial capacity on behalf of IIG Global Trade Finance Fund, IIG Structure Trade Finance Fund, and TriLinc. TriLinc had filed the motion to intervene in conjunction with an arbitration proceeding it commenced against IIG and IIG TOF B.V., a subsidiary of TOF, on that same day, asserting claims for breach of contract, breach of fiduciary duty, conversion and unjust enrichment.   There can be no assurance as to when or if TriLinc will obtain a judgment in its arbitration against IIG and IIG TOF B.V.

The Company previously entered into a sub-advisory agreement with IIG through TriLinc. Between 2014 and 2017, at the recommendation of IIG, the Company invested approximately $44 million in participation interests in trade finance facilities originated by TOF and IIG TOF B.V. for eight Latin American companies (the “IIG Investments”).  TOF is advised by IIG.  As disclosed in this Quarterly Report, the Company has placed seven of the IIG Investments on its “Watch List” because the Company determined that there were significant changes in the credit and collection risk of the investments.  As disclosed elsewhere in this Quarterly Report, the Company also determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG is the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.

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

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of our investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.  For Watch List investments, we may use a collateral based approach (also known as a liquidation approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, we determine the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  We also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that we may take into account in valuing our investments include, as applicable

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

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period we are pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Advisor’s judgment, is likely to remain current over the remainder of the term. At March 31, 2019, seven portfolio companies were on non-accrual status with an aggregate fair value of $33,796,968 or 9.2% of the fair value of our total investments. At December 31, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $30,562,415 or 8.2% of the fair value of our total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $1,115,283 and $522,471, respectively for the three months ended March 31, 2019 and 2018.

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

We account for the distribution fees as a charge to equity at the time each Class C unit is sold in its Offering and record a corresponding liability for the estimated amount to be paid in future periods. We account for the ongoing dealer manager and services fees paid in connection with the sale of Class W and I units in the private placement in the same manner. At March 31, 2019, the estimated unpaid distribution fees for Class C units amounted to $995,000, the unpaid dealer manager fees for Class I units amounted to $48,000 and the unpaid dealer manager and service fees for Class W units amounted to $3,000.

Organization and Offering Expenses

The Sponsor has incurred organization and offering costs on our behalf. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by us only to the extent that such costs do not exceed the O&O Reimbursement Limit. These expense reimbursements are subject to regulatory caps and approval by our board of managers.  Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, we no longer pay the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. We will continue to incur certain organization and offering costs associated with our Distribution Reinvestment Plan and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to one of its private placements. As of March 31, 2019, the Sponsor has incurred approximately $579,800 in organization and offering costs on our behalf related to private placements of our units.  As of March 31, 2019, we have reimbursed $86,784 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

Expense Responsibility Agreement

On March 26, 2018, the Company, the Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since our inception through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse to us an additional $4,240,200 of expenses, which we had paid as of December 31, 2017. The Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the our behalf to the extent our investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) our expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because our investment income exceeds the Reimbursement Hurdle for such quarter, we will apply the excess amount (the “Excess Amount”) as follows: (i) first, we will reimburse the Sponsor for all expenses, other than asset management fees and incentive fees, that the Sponsor previously paid on our behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses incurred to date have been reimbursed; and (ii) second, we will apply 50% of the Excess Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the asset management fees and incentive fees that the Sponsor has agreed to pay on our behalf until all such management fees and incentive fees accrued to date have been reimbursed.  We did not meet the Reimbursement Hurdle for the quarters ended March 31, 2019 and 2018. As of March 31, 2019, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which have not been recorded by us. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by us in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of our cumulative expenses covered by the Responsibility Agreement to the extent we exceed the Reimbursement Hurdle during any quarter.

Income Taxes

We believe we are properly characterized as a partnership for U.S. federal income tax purposes, and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S. federal income tax at the entity level.

Calculation of Net Asset Value

Our net asset value is calculated on a quarterly basis. As of March 31, 2019, we have six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in our income and expenses on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, effective June 30, 2016, we record liabilities (i) for ongoing fees that we currently owe to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of fees that we may pay to the dealer manager in future periods. As of March 31, 2019, under GAAP, we recorded a liability in the aggregate amount of $1,046,000 for the estimated future amount of Class C units distribution fees, Class I units dealer manager fees, Class W units ongoing dealer manager fees and Class W units service fees payable.

We are not required to determine our net asset value under GAAP and, our determination of net asset value per unit for Class C units, Class I units and Class W units now varies from GAAP.  We do not deduct the liability for estimated future distribution fees in our calculation of net asset value per unit for Class C units. Further, we do not deduct the liability for estimated future dealer manager fees in our calculation of the net asset value per unit for Class I units and Class W units. Likewise, we do not deduct the liability for estimated future service fees in our calculation of the net asset value per unit for Class W units. We believe this approach is consistent with the industry standard and is more appropriate since we intend for the net asset value to reflect the estimated value on the date that we determine our net asset value.

Accordingly, we believe that our estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of March 31, 2019, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.160. This net asset value per unit reflects a decrease of $0.067 per unit from the net asset value per unit of $8.227 as of December 31, 2018 and a decreased of $0.261 per unit from the net asset value per unit of $8.421 as of March 31, 2018. The decrease in net asset value per unit was primarily due to the Company having recorded approximately $8.1 million and $2.1 million in unrealized depreciation on its investments during the year ended December 31, 2018 and the quarter ended March 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-13 on the Company’s consolidated financial statements but does not expect the impact to be material.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its consolidated financial statements.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

As of March 31 2019, the Company was not a party to any material legal proceedings. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events” for information about certain legal filings made by the Company in April 2019.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019 (“2018 Form 10-K”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2018 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the additional risk factor set forth below, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K.

Non-payment by borrowers and acts or omissions by our sub-advisors that result in us not being repaid for our investments has and may continue to prevent us from realizing expected income and has and may continue to result in a decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments and, as of March 31, 2019, we had 12 borrowers who had failed to repay principal and interest and were included on our Watch List. Seven of these borrowers have also been placed on non-accrual status. In addition, we are owed $6 million by a subsidiary of a fund advised by IIG as a result of the misapplication by IIG of an investment we made in 2017 and we have included this receivable on our Watch List. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. In addition, we have commenced an arbitration proceeding against IIG and a subsidiary of a fund advised by IIG, but there can be no assurances regarding the ultimate resolution of that legal proceeding.  Further, as a result of our ongoing legal dispute with IIG, repayment of our investments that were made through IIG as the sub-advisor may be further delayed and any repayments we may receive may be significantly lower than the amount that is owed to us.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments for more information about the Watch List and see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events for more information about the arbitration proceeding we have commenced against IIG and a subsidiary of a fund advised by IIG.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we sold an aggregate of 32,154 units of Class A, Class C, Class I, Class W, Class Y and Class Z units to accredited investors for an aggregate amount of $270,000 pursuant to a private placement. SC Distributors, LLC served as the dealer manager in connection with the private placement. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the first quarters of 2019 were redeemed at a price equal to $8.227 per Class A unit, Class C units, and Class I unit, which was the net asset value per unit of each class as of December 31, 2018.

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

During the three months ended March 31, 2019, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
1/01/2019 - 1/31/2019	326,275	$8.355	326,275	884,619
2/01/2019 - 2/28/2019	—	—	—	884,619
3/01/2019 - 3/31/2019	—	—	—	884,619
Total	326,275	$8.355	326,275

During the three months ended March 31, 2019, we repurchased 326,275 units for a total of $2,726,310.  In addition, as of March 31, 2019, there were 80 repurchase requests for a total of 518,932 units that were pending which were processed by the Company during April 2019 at a price of $8.227 per unit.

Item 3. Defaults Upon Senior Securities.

None.

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

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

May 14, 2019	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 14, 2019	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer