Form 10-Q
period 2019-06-30
TriLinc Global Impact Fund LLC
filed 2019-08-13
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 9, 2019, the Company had outstanding 17,868,233 Class A units, 8,081,832 Class C units, 10,545,622 Class I units, 24,555 Class W units, 1,215,972 Class Y units, and 5,965,037 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $376,034,513 and $381,133,170, respectively)	$366,279,562	$372,977,743
Cash	6,112,265	8,101,629
Interest receivable	20,277,357	17,552,039
Due from affiliates (see Note 5)	4,240,231	4,240,231
Other assets	117,330	132,041
Total assets	397,026,745	403,003,683

LIABILITIES
Due to unitholders	1,382,219	1,431,635
Management fee payable	1,948,848	1,997,915
Incentive fee payable	1,300,593	1,769,299
Notes payable	32,750,000	32,875,000
Unit repurchases payable	3,397,973	2,726,310
Accrued distribution and other fees	911,000	1,230,000
Other payables	1,566,035	903,165
Total liabilities	43,256,668	42,933,324
Commitments and Contingencies (see Note 5)
NET ASSETS	$353,770,077	$360,070,359

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$153,125,096	$155,806,753
Net capital paid in on Class C units	68,360,601	71,492,834
Net capital paid in on Class I units	90,317,752	91,205,180
Net capital paid in on Class W units	208,966	204,847
Net capital paid in on Class Y units	10,447,165	9,562,342
Net capital paid in on Class Z units	48,521,614	49,009,520
Offering costs	(17,211,117)	(17,211,117)
Net assets (equivalent to $8.134 and $8.227, respectively per unit based on total units outstanding of 43,602,953 and 43,914,946, respectively)	$353,770,077	$360,070,359
Net assets, Class A (units outstanding of 17,822,615 and 17,966,563, respectively)	$144,975,146	$147,658,522
Net assets, Class C (units outstanding of 8,057,575 and 8,238,094, respectively)	64,676,022	67,756,677
Net assets, Class I (units outstanding of 10,517,199 and 10,555,022, respectively)	85,508,433	86,418,246
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	197,738	193,711
Net assets, Class Y (units outstanding of 1,215,972 and 1,165,675, respectively)	9,891,124	9,033,683
Net assets, Class Z (units outstanding of 5,965,037 and 5,965,037, respectively)	48,521,614	49,009,520
NET ASSETS	$353,770,077	$360,070,359

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income	$11,062,607	$12,103,857	$22,342,110	$22,231,043
Interest from cash	22,691	28,618	37,687	83,166
Total investment income	11,085,298	12,132,475	22,379,797	22,314,209
EXPENSES
Asset management fees	1,948,848	1,991,828	3,907,970	4,001,428
Incentive fees	1,300,594	1,699,753	2,759,107	3,103,259
Professional fees	1,310,805	154,359	2,249,007	480,794
General and administrative expenses	517,105	560,059	957,393	885,231
Interest expense	608,718	486,092	1,208,666	934,712
Board of managers fees	64,375	54,375	128,750	108,750
Total expenses	5,750,445	4,946,466	11,210,893	9,514,174
Expense support payment to (from) Sponsor	-	387,000	—	387,000
Net expenses	5,750,445	5,333,466	11,210,893	9,901,174
NET INVESTMENT INCOME	5,334,853	6,799,009	11,168,904	12,413,035
Net change in unrealized depreciation on investments	243,836	(3,030,543)	(1,903,180)	(3,880,046)
Foreign exchange (loss) gain	1,285	(49,701)	277	(9,527)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,579,974	$3,718,765	$9,266,001	$8,523,462

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.12	$0.15	$0.25	$0.29
EARNINGS PER UNIT - BASIC AND DILUTED	$0.13	$0.08	$0.21	$0.20
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	43,821,699	44,353,937	43,920,005	43,319,085

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30,	June 30,
	2019	2018
INCREASE FROM OPERATIONS
Net investment income	$11,168,904	$12,413,035
Foreign exchange (loss) gain	277	(9,527)
Net change in unrealized depreciation on investments	(1,903,180)	(3,880,046)
Net increase from operations	9,266,001	8,523,462
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(5,494,697)	(5,891,874)
Distributions to Class C unitholders	(2,446,249)	(2,705,092)
Distributions to Class I unitholders	(3,229,189)	(3,408,228)
Distributions to Class W unitholders	(6,963)	(5,872)
Distributions to Class Y unitholders	(365,083)	(359,079)
Distributions to Class Z unitholders	(1,821,137)	(1,532,555)
Net decrease from distributions	(13,363,318)	(13,902,700)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	2,224,545	2,667,741
Issuance of Class C units	1,169,524	1,358,126
Issuance of Class I units	1,351,762	2,584,674
Issuance of Class W units	-	211,000
Issuance of Class Y units	420,000	375,000
Issuance of Class Z units	-	50,740,978
Repurchase of units	(7,687,796)	(7,630,323)
Distribution and other fees	319,000	384,000
Offering costs	-	(54,616)
Net (decrease) increase from capital transactions	(2,202,965)	50,636,580
NET INCREASE IN NET ASSETS	(6,300,282)	45,257,342
Net assets at beginning of period	360,070,359	321,356,737
Net assets at end of period	$353,770,077	$366,614,079

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,266,001	$8,523,462
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Purchase of investments	(16,675,000)	(154,531,970)
Maturity of investments	25,780,101	111,367,910
Payment-in-kind interest	(3,902,348)	(1,864,364)
Net change in unrealized depreciation on investments	1,903,180	3,880,046
Foreign exchange (gain) loss	(277)	9,527
Accretion of discounts on investments	(407,752)	(420,601)
Changes in assets and liabilities:
Increase in interest receivable	(2,725,041)	(5,397,750)
Increase in due from affiliates	—	(242,917)
Decrease in other assets	14,711	28,531
(Decrease) increase in due to unitholders	(49,416)	97,375
(Decrease) increase in management and incentive fees payable	(517,773)	604,634
Increase in other payables	662,871	782,170
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,349,257	(37,163,947)
Cash flows from financing activities
Net proceeds from issuance of units	415,086	52,801,140
Distributions paid to unitholders	(8,612,574)	(8,766,322)
Payments of offering costs	—	(54,616)
Repurchase of units	(7,016,133)	(5,492,053)
Repayments of notes payable	(125,000)	(100,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,338,621)	38,388,149
TOTAL INCREASE (DECREASE) IN CASH	(1,989,364)	1,224,202
Cash at beginning of period	8,101,629	9,641,457
Cash at end of period	$6,112,265	$10,865,659
Supplemental information
Cash paid for interest during the period	$1,100,154	$805,201
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$4,750,744	$5,136,378
Change in accrual of distribution and other fees	$(319,000)	$(384,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of June 30, 2019

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,812,837	0.8%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	2,888,790	N/A	2,772,560	2,772,560	0.8%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	4,497,156	N/A	4,497,156	4,497,156	1.3%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.8%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2021	15,000,000	N/A	15,000,000	15,000,000	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	22,962,154	N/A	22,962,154	22,962,154	6.5%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.9%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,465,132	N/A	4,465,132	4,465,132	1.3%
Total Senior Secured Term Loans									84,388,298	84,349,839	23.8%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	11.50%	0.0%	11/24/2022	17,491,997	75%	17,491,997	17,491,997	4.9%
Brazil	Other Investments (6), (21)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,626,506	42%	5,545,534	5,559,067	1.6%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	12,540,286	88%	12,540,286	12,540,286	3.5%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11), (21)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/3.00% PIK	0.0%	10/15/2023	19,405,950	76%	19,238,337	19,364,846	5.5%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	7.00% Cash/6.00% PIK	0.0%	1/23/2021	8,287,214	5%	8,460,514	8,460,514	2.4%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.4%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	12.46%	0.0%	8/31/2022	18,527,237	14%	18,527,237	18,527,237	5.2%
Ghana	Other Investments (7)	Gas Transmission and Distribution	LNG Infrastructure Developer	15.31% - 15.86%	0.0%	6/13/2021	18,645,733	100%	18,645,733	18,645,733	5.3%
Jersey	Africell Holding Limited (31)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	16%	18,572,500	18,572,500	5.2%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.95% Cash/4.00% PIK	0.0%	3/31/2023	13,233,109	46%	13,233,109	13,233,109	3.7%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,495,604	100%	16,425,961	16,425,961	4.6%
Netherlands	Other Investments	Motor Vehicle Parts and Accessories	Wheel Manufacturer	15.00%	0.0%	8/20/2021	8,275,000	44%	8,275,000	8,438,615	2.4%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.94%	0.8%	9/16/2020	12,738,503	100%	12,738,503	12,738,503	3.6%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	2,008,690	27%	1,975,009	1,975,009	0.6%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	13.50%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/1/2019 - 11/16/2019	1,516,173	73%	1,516,173	1,516,173	0.4%
Total Senior Secured Term Loan Participations									197,725,893	198,029,550	55.8%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,538,831	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,991,915	1.4%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,344,393	1.8%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,433,159	1.0%
Cameroon	Other Investments (27)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42% - 17.50%	0.0%	3/27/2019	10,718,201	70%	10,718,201	10,718,201	3.0%
Chile	Functional Products Trading S.A. (17)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.4%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Other Investments (9),(26)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	12/28/2019 - 2/9/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Hong Kong	Other Investments (8), (29)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00% - 14.00%	0.0%	7/9/2019	9,500,000	26%	9,500,000	9,500,000	2.7%
Mauritius	Other Investments (9), (28)	Groceries and Related Products	Vanilla Exporter	12.93%	0.0%	7/14/2019	2,468,756	16%	2,468,756	2,468,756	0.7%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,530,616	2.1%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	16.77%	0.0%	3/27/2019	755,466	24%	755,466	755,466	0.2%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	16.77%	0.0%	3/27/2019	920,634	25%	920,634	920,634	0.3%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
South Africa	Other Investments (9), (30)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	6/30/2019	874,254	5%	874,254	874,254	0.2%
United Arab Emirates	Global Pharma Intelligence Sarl (7), (17)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participations									84,920,322	74,886,023	21.1%
Short Term Investments (1)
Netherlands	Other Investments (9), (30)	Food Products	Fruit Juice Processor B	10.50%	0.0%	6/11/2019 - 7/31/2019	3,000,000	12%	3,000,000	3,000,000	0.8%
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	4,933,928	1.4%
Total Short Term Investments									9,000,000	7,933,928	2.2%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$376,034,513	$366,279,562

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Semi-annual interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 24th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	Cash interest paid monthly. Principal, including PIK interest, to be repaid in equal monthly installments starting in October 2020.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	In October 2017, this investment was refinanced from a trade finance participation to a term loan participation and the maturity dates were extended to 8/31/2022.
14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 8/15/2021. This investment was removed from the Watch List on April 1, 2019.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
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

20

Loan is denominated in euro currency with a principal amount of 6,200,000 euro, however the Company’s participation is denominated in US dollars.  The quarterly interest payments are paid at the current exchange rate and subject to foreign currency fluctuations. The fair value includes an investment premium of $173,300.

[21]	Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of EBITDA after a minimum threshold has been achieved by the borrower.
22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in March 2020.
24	Interest paid quarterly. Principal to be repaid in five equal quarterly installments starting in March 2020.

25	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
26	The maturity dates of these investments were previously extended to 1/2/2019 to 2/14/2019. During the first quarter 2019, they were further extended to 12/28/2019 to 2/9/2020.
27

During the fourth quarter 2018, the maturity dates of these investments were extended to 3/27/2019. The Company has further extended the maturity dates of these investments during the third quarter of 2019 to 8/31/2019.

28

Partial payment of principal in the amount of $2,000,000 was received in July 2019. The sub-advisor is working with the borrower for full repayment which is anticipated by the middle of September 2019.

29

During the second quarter of 2019, the maturity dates of these investments were extended to 7/9/2019. The sub-advisor and the borrower are in discussions regarding principal repayment and a conclusion is expected in the following quarter.

30	This investment was repaid in full in July 2019.
31

Quarterly interest payments. Principal to start amortizing 15 months from initial utilization date (IUD) as follows: 4.5% of loan balance quarterly until IUD + 27 months, then 6.5% of loan balance quarterly until IUD + 48 months, thereafter 7.5% of loan balance quarterly until maturity.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2018

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,851,296	0.8%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	8,063,150	N/A	7,866,972	7,866,972	2.2%
China	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.8%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	5,468,186	N/A	5,468,186	5,468,186	1.5%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	21,367,121	N/A	21,367,121	21,367,121	5.9%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.9%
Peru	Kinder Investments, Ltd. (16), (17)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,465,132	N/A	4,465,132	4,465,132	1.2%
Total Senior Secured Term Loans									88,858,707	88,858,707	24.7%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	0.0%	11/24/2022	13,903,662	75%	13,903,662	13,903,662	3.9%
Brazil	Other Investments (6)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,514,667	42%	5,428,294	5,428,294	1.5%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/5.50% PIK	0.0%	8/21/2021	16,459,362	88%	16,459,362	16,459,362	4.6%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/3.00% PIK	0.0%	10/15/2023	19,115,803	76%	18,965,870	18,965,870	5.3%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	5.50% Cash/7.50% PIK	0.0%	1/23/2021	8,034,348	5%	8,262,375	8,262,375	2.3%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.3%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	12.90%	0.0%	8/31/2022	18,527,237	14%	18,527,237	18,527,237	5.1%
Ghana	Other Investments (7)	Gas Transmission and Distribution	LNG Infrastructure Developer	15.89%	0.0%	6/13/2021	17,605,054	90%	17,605,054	17,605,054	4.9%
Jersey	Africell Holding Limited (8)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	16%	18,515,500	18,515,500	5.1%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.95% Cash/4.00% PIK	0.0%	3/31/2023	12,970,938	46%	12,970,938	12,970,938	3.6%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,168,797	100%	16,083,083	16,083,083	4.5%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.85%	0.8%	9/16/2020	12,762,670	100%	12,728,503	12,728,503	3.5%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,958,861	27%	1,917,097	1,917,097	0.5%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	12.00%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/1/2019 - 11/16/2019	3,250,844	74%	3,250,844	3,250,844	0.9%
Total Senior Secured Term Loan Participations									189,157,819	189,157,819	52.5%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,316,105	2.6%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,991,915	1.4%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,748,935	1.9%
Argentina	Algodonera Avellaneda S.A. (17)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,784,354	1.1%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Cameroon	Other Investments (27)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42% - 17.50%	0.0%	3/27/2019	10,718,201	70%	10,718,201	10,718,201	3.0%
Chile	Functional Products Trading S.A. (17)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.4%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	662,525	0.2%
Hong Kong	Other Investments (9),(26)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	1/2/2019 - 2/14/2019	15,000,000	N/A	15,000,000	15,000,000	4.2%
Hong Kong	Other Investments (8), (29)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	1/20/2019 - 2/1/2019	7,000,000	28%	7,000,000	7,000,000	1.9%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	12.88%	0.0%	7/14/2019	2,500,000	14%	2,500,000	2,500,000	0.7%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,632,234	2.1%
Nigeria	Other Investments (9), (28)	Farm Products	Cocoa Trader	16.77%	0.0%	12/27/2018 - 3/27/2019	448,697	34%	448,697	448,697	0.1%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	16.77%	0.0%	3/27/2019	1,275,451	24%	1,275,451	1,275,451	0.4%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	16.77%	0.0%	3/27/2019	1,329,575	25%	1,329,575	1,329,575	0.4%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
South Africa	Other Investments (9), (30)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	1/7/2019 - 2/14/2019	6,029,026	60%	6,029,026	6,029,026	1.7%
United Arab Emirates	Global Pharma Intelligence Sarl (7), (17)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participations									88,983,961	80,236,312	22.5%
Short Term Investments (1)
Netherlands	Other Investments (9), (31)	Food Products	Fruit Juice Processor B	10.50%	0.0%	12/26/2018	4,000,000	16%	4,000,000	4,000,000	1.1%
Ghana	Other Investments (21)	Financial services	Funds held in escrow	15.34%	0.0%	N/A	394,946	90'%	394,946	394,946	0.1%
Singapore	Other Investments (9)	Metals Service Centers and Offices	Steel Trader	12.45%	0.0%	6/30/2019	3,737,737	100%	3,737,737	3,737,737	1.0%
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	5,512,000	1.5%
Total Short Term Investments									14,132,683	13,644,683	3.7%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$381,133,170	$372,977,743
See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 18th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in October 2020.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	In October 2017, this investment was refinanced from a trade finance to a term loan and the maturity dates were extended to 08/31/2022.
14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 8/15/21. Please refer to Note 3 for additional information.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
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

22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in March 2020.
24	Interest paid quarterly. Principal to be repaid in five equal quarterly installments starting in March 2020.
25	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
26	The maturity dates of these investments were previously extended to 1/2/2019 to 2/14/2019. During the first quarter 2019, they were further extended to December 2019 to February 2020.
27	During the fourth quarter 2018, the maturity dates of these investments were extended to 3/27/2019.
28	During the first quarter 2019, a portion of this investment in the amount of $147,679 that had a maturity date in December 2018 was repaid in full.
29	During the first quarter 2019, the maturity dates of these investments were extended to 4/10/2019 and 5/3/2019.
30	Partial payment of principal in the amount of approximately $1,749,000 was received during the first quarter of 2019. On April 1, 2019, the Company extended the maturity date to 6/30/2019.
31	$2 million of this investment was repaid during the first quarter 2019. The maturity date of the remaining $2 million principal balance was extended to 7/31/2019.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

June 30, 2019

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to June 30, 2019, the Company raised an additional $67,741,000 pursuant to a private placement and $23,540,000 pursuant to the DRP for total gross proceeds of $453,057,000 as of June 30, 2019.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of June 30, 2019, the Company’s subsidiaries are as follows:

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

Through June 30, 2019, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2019.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At June 30, 2019, seven portfolio companies were on non-accrual status with an aggregate fair value of $32,482,047 or 8.9% of the fair value of the Company’s total investments. At December 31, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $30,562,415 or 8.2% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $1,127,675 and $2,242,958, respectively for the three and six months ended June 30, 2019. Interest income not recorded relative to the original terms of the loans to companies on non-accrual status amounted to approximately $528,276 and $1,050,747, respectively for the three and six months ended June 30, 2018.

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three months and six months ended June 30, 2019, the Company earned and capitalized PIK interest of $2,232,871 and $3,902,348, respectively. For the three and six months ended June 30, 2018, the Company earned and capitalized PIK interest of $1,015,742 and $1,864,364, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At June 30, 2019, the estimated unpaid distribution fees for Class C units amounted to $867,000, the unpaid dealer manager fees for Class I units amounted to $42,000 and the unpaid dealer manager and service fees for Class W units amounted to $2,000.

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

As of June 30, 2019, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2015.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of June 30, 2019, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of June 30, 2019, under GAAP, the Company has recorded a liability in the amount of $911,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of June 30, 2019, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.134, which is different than the net asset value per unit of $8.11 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights . This net asset value per unit reflects a decrease of $0.093 per unit from the net asset value per unit of $8.227 as of December 31, 2018 and a decreased of $0.217 per unit from the net asset value per unit of $8.351 as of June 30, 2018. The decrease in net asset value per unit was primarily due to the Company having recorded approximately $8.1 million and $1.9 million in unrealized depreciation on its investments during the year ended December 31, 2018 and the six months ended June 30, 2019, respectively.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at June 30, 2019 and 2018.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of June 30, 2019, the Sponsor has incurred approximately $593,000 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  Through June 30, 2019, the Company has reimbursed an aggregate amount of $86,784 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

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

The Company did not meet the Reimbursement Hurdle for the quarter ended June 30, 2019. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended June 30, 2019. The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 were recorded as expenses of the Company for the quarter June 30, 2018. As of June 30, 2019, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Out-of-Period Adjustments

As disclosed in “Watch List Investments” in Note 3, in prior periods, the Company was not aware of, and so therefore did not include, certain information in its valuation of some of its participations in trade finance facilities originated by IIG Trade Opportunities Fund B.V., a subsidiary of a fund advised by one of the Company’s sub-advisors, IIG. This resulted in the overstatement of the valuation of these investments for each quarter in the year ended December 31, 2017 and the quarter ended March 31, 2018, which overstatement was not material. The aggregate amount of this overstatement as of December 31, 2017 was approximately $871,000. The Company became aware of this information during August 2018 and determined that the adjustments for the prior periods were not material. The Company elected to record these prior period adjustments in the quarter ended June 30, 2018. The effect of these adjustments was to overstate the net change in unrealized depreciation on investments and to understate the Net Increase In Net Assets Resulting From Operations, in each case by approximately $702,000 on the Consolidated Statement of Operations as of June 30, 2018.

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

Risk Factors

As an externally-managed company, the Company is largely dependent on the efforts of the Advisor, the sub-advisors and other service providers and was dependent on the Sponsor for financial support in its initial years of operations.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG is the sub-advisor with respect to seven of the eleven investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG is the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, which may be divided or undivided, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. In addition, as of June 30, 2019, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

In addition, certain of the Company’s investments in loans contain a PIK interest provision.  These investments may expose us to higher risks, including an increased risk of potential loss because PIK interest results in an increase in the size of the outstanding loan balance. The Company may also be exposed to the risk that it may be more difficult to value the investments because the continuing accrual of interest requires continuing subjective judgments about the collectability of the deferred payments and the value of the underlying collateral.  To the extent the loan is structured as a PIK interest-only loan, the probability and magnitude of a loss on the Company’s investment may increase.

At June 30, 2019, the Company’s investment portfolio included 45 companies and was comprised of $84,349,839 or 23.0% in senior secured term loans, $198,029,550 or 54.1% in senior secured term loan participations, $74,886,023 or 20.4% in senior secured trade finance participations, and $7,933,928 or 2.2% in short term investments. The Company’s largest loan by value was $22,962,153 or 6.3% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s 5 largest loans by value comprised 26.8% of the Company’s portfolio at June 30, 2019. Participation in loans amounted to 74.5% of the Company’s total portfolio at June 30, 2019.  As of June 30, 2019, approximately $280,857,000 or 76.9% of the Company’s investments had a maturity date of more than 12 months.

Note 3. Investments

As of June 30, 2019, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$84,388,298	$84,349,839	23.0%
Senior secured term loan participations	197,725,893	198,029,550	54.1%
Senior secured trade finance participations	84,920,322	74,886,023	20.4%
Short term investments	9,000,000	7,933,928	2.2%
Equity warrants	-	1,080,222	0.3%
Total investments	$376,034,513	$366,279,562	100.0%

As of December 31, 2018, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$88,858,707	$88,858,707	23.8%
Senior secured term loan participations	189,157,819	189,157,819	50.7%
Senior secured trade finance participations	88,983,961	80,236,312	21.5%
Short term investments	14,132,683	13,644,683	3.7%
Equity warrants	-	1,080,222	0.3%
Total investments	$381,133,170	$372,977,743	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of June 30, 2019.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of June 30, 2019 and December 31, 2018 amounted to $2,534,792 and $2,413,894, respectively. The Company’s interest receivable balances at June 30, 2019 and December 31, 2018 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower, potential or ongoing litigation). As of June 30, 2019 and December 31, 2018, respectively, the Company had eleven and twelve Watch List investments. The Company’s investment in Kinder Investment Ltd. was removed from the Watch List as of April 1, 2019.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG is the sub-advisor with respect to seven of the eleven investments that the Company has deemed Watch List investments.  The Company has learned that IIG is in the process of winding down its business. The Company determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG is the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.  The Company has not received any updated information from IIG concerning the investments for which IIG is the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.  Accordingly, the summaries of the investments for which IIG is the sub-advisor may not be up-to-date or complete. The Company has updated the summaries to the best of its knowledge and has requested updated and accurate reporting with respect to each investment from IIG, but IIG has not provided the information to the Company. Please see Note 5 – Contingences for a description of an arbitration proceeding the Company has filed against IIG.

Given IIG’s failure to fulfill its obligations as a sub-advisor, the Company, with the authorization of its board of managers, engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of certain material investments described below. Specifically, for the quarter ended June 30, 2019, the Company asked the independent valuation firm to perform the limited procedures on certain Watch List investments that the Company deemed to be material and are more specifically described below under the captions, “—Algodonera Avellaneda S.A.”, “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, “—IIG Trade Opportunities Fund B.V. Receivable”, “—Compania Argentina de Granos”, and “—Sancor Cooperativas Unidas Limitada”.  In addition, for the quarter ended June 30, 2019, the Company asked the independent valuation firm to perform the limited procedures on the investment described below under the caption “—Mac Z Group SARL” for which Scipion (defined below) is the sub-advisor.  These six investments comprise approximately 10.1% of the total investments at fair value as of June 30, 2019, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith. Set forth below is a description of the Company’s Watch List investments for which IIG is the sub-advisor, followed by the investments for which other parties act as sub-advisor.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund advised by the Company’s sub-advisor, IIG, with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of June 30, 2019. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  Based on information provided by IIG in 2018, the Company’s existing Participation in this trade finance facility was near the final stages of being restructured to a Participation in a term loan. Given that IIG is winding down its business and was unable to provide the working capital financing required to complete the restructuring, as well as the Company’s ongoing legal dispute with IIG, the Company believes it is unlikely the restructuring will happen.

As of the date of this filing, completion of restructuring is unlikely, and, as such, the Company has valued this investment utilizing the collateral based approach, in accordance with its valuation policy, and has determined the fair value of the principal amount of this investment to be $10,504 as of June 30, 2019 based upon the expected liquidation value of available collateral, discounted to present value using an appropriate yield to maturity. This value reflects a significant adjustment based upon the Company’s belief that liquidation of collateral will ultimately be required, complicated by the Company’s ongoing legal dispute with IIG. The Company placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $27,529 and $54,756, respectively. Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $27,529 and $54,756, respectively.

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

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of June 30, 2019, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $778,500. IIG informed the Company that in June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which included allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin appealed to the court of appeals.  In March 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to two other companies (specifically, Nacadie (defined below) and FRIAR (defined below)).  The Company also learned on July 31, 2018 that the court proceedings involving IIG, Algodonera and Vicentin also include a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to Nacadie and FRIAR under the subrogation agreement. IIG had not disclosed this additional dispute and subrogation agreement to the Company.

The Company has learned that the commercial court proceedings have been terminated.  The Company believes that is likely the commercial court proceedings have been terminated due to the parties having reached a settlement, however, the proceedings are confidential and the Company has not been able to obtain any written confirmation that a settlement was reached.  Accordingly, the Company does not know with certainty that there was a settlement, or if there was a settlement, the terms of the settlement and any amounts that may be payable to the Company.

As a short-term trade finance facility, Algodonera was valued utilizing the cost approach through the quarter ended September 30, 2017. However, based on the fact that any future payments made by Algodonera with respect to this Participation would turn on the ultimate outcome of the above-mentioned legal proceedings and that future projected cash flows would therefore no longer be applicable, the Company decided it would be more appropriate to utilize the collateral based approach to value this position beginning with the December 31, 2017 year-end financial statements. The Company further modified its valuation methodology to the income approach as of June 30, 2018, given that the commercial court had already issued a final ruling (pending appeal) on the developments with respect to the court proceedings described above, and the possibility of the parties reaching a settlement.

As described above, a payment guarantee was secured from Zurich Insurance Group through the commercial court, the value of which was sufficient to pay off all outstanding principal and accrued interest. Although IIG had previously expressed to the Company its belief that it would prevail in the court proceedings, the likelihood of a settlement appears to have materially increased, as described above; therefore, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged or a settlement is reached and to account for the inherent uncertainty of the Company’s ongoing legal dispute with IIG. Taking all of the factors described above into consideration, the Company believes, that as of June 30, 2019, the most appropriate valuation method remains the income approach and the Company determined the fair value of the principal amount of this investment to be $3,433,159. The Company has placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $136,500 and $271,500, respectively.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie Commercial S.A. (“Nacadie”) as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is an Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received one interest payment under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  During the third quarter of 2018, IIG informed the Company that although it had reviewed its books and records, it could not locate all of the original documents requested by the Company.  In connection with its review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Quarterly Report on Form 10-Q.

As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.  Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  The Company has filed an arbitration proceeding against IIG asserting multiple claims, including claims related to IIG’s failure to repay the Company for this participation. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company and the uncertainty of the ultimate resolution of the Company’s legal dispute with IIG. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $4,933,928 as of June 30, 2019. The fair value as of June 30, 2019 increased modestly compared to the fair value calculated as of March 31, 2019, substantially due to the impact of a decrease in global interest rates, which is factored into the calculation of fair value.  None of the other factors used in the determination of fair value materially changed as of June 30, 2019.  The Company placed this receivable on non-accrual, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $132,708 and $263,958 for the three and six months ended June 30, 2019, respectively.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of June 30, 2019, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. At that time, IIG informed the Company that it was also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. In August 2018, the Company confirmed that FRIAR continues to operate and is a going concern.

As noted above, the Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to FRIAR and Nacadie.  Also as described above, the Company learned on July 31, 2018 that IIG and Algodonera were in a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to FRIAR and Nacadie under the subrogation agreement.  Additionally, on July 31, 2018, the Company learned new information with regard to a put option that could potentially allow FRIAR to settle its outstanding debt to IIG with shares of FRIAR.  In addition to settling FRIAR’s debt to IIG, the put option could potentially permit FRIAR to subrogate Algodonera’s and Nacadie’s debt to IIG. As with the subrogation agreement discussed above, the Company has learned that IIG disputed the enforceability of the put option in court. The criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. FRIAR appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  In April 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

As a short-term trade finance facility, FRIAR was valued at cost through the quarter ended September 30, 2017. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG was seeking full repayment through its court action to secure assets from FRIAR, as of December 31, 2017, the Company believed the most appropriate valuation method to be the collateral based approach. Starting with the quarter ended June 30, 2018, the Company believed that the most appropriate valuation method is a combination of the collateral based approach and the income approach. The Company is continuing to utilize the collateral based approach due to IIG’s communications with the Company in 2018 that it was continuing to rely on the court proceedings to secure repayment, but determined to also utilize the income approach based on the recent developments with respect to the court proceedings  and the possibility of the parties having reached a settlement as described above.

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, the likelihood of a settlement being reached among the parties appears to have materially increased as described above; therefore, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged or a settlement is reached, and to account for the inherent uncertainty of the Company’s ongoing legal dispute with IIG. The Company determined that the most appropriate method to calculate the fair value of this investment as of June 30, 2019 is to take the value resulting from the independent valuation firm’s estimate of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $6,344,393 as of June 30, 2019. The fair value as of June 30, 2019 increased modestly compared to the fair value calculated as of March 31, 2019, substantially due to the impact of a decrease in global interest rates, which is factored into the calculation of fair value.  None of the other factors used in the determination of fair value materially changed as of June 30, 2019.  The Company placed the Participation on non-accrual effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $261,625 and $520,375, respectively. Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $261,625 and $520,375, respectively.

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

IIG previously informed the Company that it had been in active discussions with other CAGSA lenders and had sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. As of the date of this report the preliminary settlement had not been finalized and details of the terms were not available.

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company decided that starting with the quarter ended June 30, 2018, the collateral based approach was a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company further modified the valuation approach for this investment to the income approach. Based on the information available to the Company and according to its valuation policies, the Company placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $330,191 and $656,753, respectively for the three and six months ended June 30, 2019. The Company has estimated the fair value of the principal amount of this investment to be $9,538,831 as of June 30, 2019 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring and the ultimate resolution of the Company’s ongoing legal dispute with IIG.  The fair value as of June 30, 2019 increased modestly compared to the fair value calculated as of March 31, 2019, substantially due to the impact of a decrease in global interest rates, which is factored into the calculation of fair value.  None of the other factors used in the determination of fair value materially changed as of June 30, 2019.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of June 30, 2019, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through December 31, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this report, the Company believes, based on reports in the media, that Sancor will be sold.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors but the Company has not received any payment since that announcement. Due to the uncertainty associated with the timing and final terms of a full asset sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined the fair value of the principal amount of this investment to be $4,991,915 as of June 30, 2019, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding the ultimate resolution of the Company’s ongoing legal dispute with IIG.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF N.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of June 30, 2019, the outstanding principal balance on this Participation was $1,326,687 and accrued interest amounted to $220,882. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4,

2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and developed a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen. As of June 30, 2019, the Company has estimated the fair value of the principal amount of its investment in Functional to be $1,269,586 based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring.

Investments through other sub-advisors

Usivale Industria E Comercio, Ltda.

As of June 30, 2019, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $195,036.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. Sugar price pressure continued through 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019, though principal payment was not made on schedule. The Company is currently working with Usivale’s management to optimize their financial performance in response to volatile sugar prices to better facilitate principal repayment, including engaging industry and financial consultants to that effect. As part of that effort, the Company and Usivale executed a standstill agreement for principal repayment until December 2019.

As of June 30, 2019, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,812,837, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of June 30, 2019, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $34,761 and $69,140, respectively, for the three and six months ended June 30, 2019. Interest not recorded relative to the original terms of this Participation amounted to approximately $34,761 and $69,140, respectively for the three and six months ended June 30, 2018.

As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut, which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of June 30, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of June 30, 2019, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation was 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and has taken steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 in April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has filed a claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. As of the date of this report, Scipion’s claim against the collateral manager is proceeding in English court.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $204,360 and $406,475, respectively. Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $204,360 and $406,475, respectively. The Company believes, that as of June 30, 2019, the most appropriate valuation method is the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,530,616, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of June 30, 2019, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of June 30, 2019 is $104,245. Repayment on the participation interest has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of June 30, 2019, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

The industry composition of the Company’s portfolio, at fair market value as of June 30, 2019 and December 31, 2018, was as follows:

	As of June 30, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,351,668	3.4%	$12,167,401	3.3%
Boatbuilding and Repairing	5,559,067	1.5%	5,428,294	1.5%
Chemicals and Allied Products	15,000,000	4.1%	15,000,000	4.0%
Chocolate and Cocoa Products	10,718,201	2.9%	10,718,201	2.9%
Coal and Other Minerals and Ores	30,000,000	8.2%	30,000,000	8.0%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	874,254	0.2%	6,029,026	1.6%
Consumer Products	9,457,047	2.6%	9,457,047	2.5%
Department Stores	8,460,514	2.3%	8,262,375	2.2%
Drugs, Proprietaries, and Sundries	803,254	0.2%	803,254	0.2%
Electric Services	21,299,797	5.8%	26,394,209	7.1%
Farm Products	7,256,190	2.0%	9,285,834	2.5%
Fats and Oils	3,433,159	0.9%	3,784,354	1.0%
Financial services	4,933,928	1.3%	5,906,946	1.6%
Freight Transportation Arrangement	13,233,109	3.6%	12,970,938	3.5%
Food Products	5,665,625	1.5%	6,607,713	1.8%
Gas Transmission and Distribution	18,645,733	5.1%	17,605,054	4.7%
Groceries and Related Products	2,468,756	0.7%	2,500,000	0.7%
Hotels and Motels	12,540,286	3.4%	16,459,362	4.4%
Land Subdividers and Developers	16,425,961	4.5%	16,083,083	4.3%
Logging	6,840,000	1.9%	6,840,000	1.8%
Meat, Poultry & Fish	6,344,393	1.7%	6,748,935	1.8%
Metals Service Centers and Offices	—	—	3,737,737	1.0%
Motor Vehicle Parts and Accessories	8,438,615	2.3%	—	—
Personal Credit Institutions	4,497,156	1.2%	5,468,186	1.5%
Petroleum and Petroleum Products	15,500,000	4.2%	15,500,000	4.2%
Programming and Data Processing	17,491,997	4.8%	13,903,662	3.7%
Refuse Systems	24,042,376	6.6%	22,447,343	6.0%
Secondary Nonferrous Metals	17,530,616	4.8%	17,632,234	4.7%
Short-Term Business Credit	4,740,000	1.3%	4,740,000	1.3%
Soap, Detergents, and Cleaning	1,516,173	0.4%	3,250,844	0.9%
Telephone and Telegraph Apparatus	9,500,000	2.6%	7,000,000	1.9%
Telephone Communications	37,937,346	10.4%	37,481,370	10.0%
Water Transportation	12,738,503	3.5%	12,728,503	3.4%
Total	$366,279,562	100.0%	$372,977,743	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$24,308,298	6.6%	$24,841,309	6.7%
Botswana	4,740,000	1.3%	4,740,000	1.3%
Brazil	25,863,901	7.1%	22,183,252	5.9%
Cabo Verde	12,540,286	3.4%	16,459,362	4.4%
Cameroon	10,718,201	2.9%	10,718,201	2.9%
Chile	4,042,146	1.1%	9,136,558	2.4%
China	-	0.0%	10,000,000	2.7%
Colombia	23,862,002	6.5%	24,434,056	6.6%
Croatia	8,460,514	2.3%	8,262,375	2.2%
Ecuador	35,838	0.0%	35,838	0.0%
Ghana	52,672,970	14.4%	52,027,237	13.9%
Guatemala	10,504	0.0%	662,525	0.2%
Hong Kong	49,500,000	13.5%	37,000,000	9.9%
Jersey	18,572,500	5.1%	18,515,500	5.0%
Kenya	13,233,109	3.6%	12,970,938	3.5%
Malaysia	15,000,000	4.1%	15,000,000	4.0%
Mauritius	2,468,756	0.7%	2,500,000	0.7%
Mexico	24,042,376	6.6%	22,447,343	6.0%
Morocco	7,530,616	2.1%	7,632,234	2.0%
Namibia	16,425,961	4.5%	16,083,083	4.3%
Netherlands	11,438,615	3.1%	4,000,000	1.1%
New Zealand	6,840,000	1.9%	6,840,000	1.8%
Nigeria	14,414,603	3.9%	15,782,226	4.2%
Peru	4,465,132	1.2%	4,465,132	1.2%
Romania	1,975,009	0.5%	1,917,097	0.5%
Singapore	-	—	3,737,737	1.0%
South Africa	1,564,870	0.4%	6,719,642	1.8%
United Arab Emirates	803,254	0.2%	803,254	0.2%
Uganda	4,300,000	1.2%	4,300,000	1.2%
Zambia	1,516,173	0.4%	3,250,844	0.9%
N/A	4,933,928	1.4%	5,512,000	1.5%
Total	$366,279,562	100.0%	$372,977,743	100.0%

(1) All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of June 30, 2019:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$84,349,839	$—	$—	$84,349,839
Senior secured term loan participations	198,029,550	—	—	198,029,550
Senior secured trade finance participations	74,886,023	—	—	74,886,023
Short term investments	7,933,928	—	—	7,933,928
Equity warrants	1,080,222	—	—	1,080,222
Total	$366,279,562	$—	$—	$366,279,562

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2018:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$88,858,707	$—	$—	$88,858,707
Senior secured term loan participations	189,157,819			189,157,819
Senior secured trade finance participations	80,236,312	—	—	80,236,312
Short term investments	13,644,683			13,644,683
Equity warrants	1,080,222			1,080,222
Total	$372,977,743	$—	$—	$372,977,743

The following is a reconciliation of activity for the six months ended June 30, 2019, of investments classified as Level 3:

	Fair Value at December 31, 2018	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Transfers	Fair Value at June 30, 2019
Senior secured term loans	$88,858,707	$—	$(6,145,390)	$1,674,979	$(38,457)	$—	$84,349,839
Senior secured term loan participations	189,157,819	13,175,000	(7,333,336)	2,635,121	—	394,946	198,029,550
Senior secured trade finance participations	80,236,312	2,500,000	(6,563,639)	—	(1,286,650)	—	74,886,023
Short term investments	13,644,683	1,000,000	(5,737,736)	—	(578,073)	(394,946)	7,933,928
Equity warrants	1,080,222	—	—	—	—	—	1,080,222
Total	$372,977,743	$16,675,000	$(25,780,101)	$4,310,100	$(1,903,180)	$-	$366,279,562

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2019:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$61,560,238	Income approach (DCF)	Market yield	9.0% - 17.5% (11.4%)
Senior secured trade finance participations (1)	$13,325,785	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$84,349,839	Income approach (DCF)	Market yield	10.0% - 14.5% (12.3%)
Senior secured term loan participations	$198,029,550	Income approach (DCF)	Market yield	11.0% - 15.9% (13.2%)
Short term investments (3)	$4,933,928	Income approach (DCF)	Market yield	8.75%
Short term investments	$3,000,000	Cost Approach	Recent transactions	N/A
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A
(1)	Collateral based approach used for the following Watch List investments: Sancor, Mac Z, and GPI. See Note 3 “Watch List Investments” for further information.
(2)

The Company used a combination of the collateral based approach and the income approach, using additional unobservable input including recovery rates after considering potential and ongoing litigation and expected collection period, for CAGSA, Algodonera and FRIAR. See Note 3 “Watch List Investments” for further information.

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
(2)

The Company used a combination of the collateral based approach and the income approach, using additional unobservable input including recovery rates after considering potential and ongoing litigation and expected collection period, for CAGSA, Algodonera and FRIAR. See Note 3 “Watch List Investments” for further information.

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

Note 5. Contingencies and Related Parties

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and six months ended June 30, 2019 and 2018.

Transactions

For the three months ended June 30, 2019 and 2018, the Advisor earned $1,948,848, and $1,991,828, respectively, in asset management fees and $1,300,594 and $1,699,753, respectively, in incentive fees. For the six months ended June 30, 2019 and 2018, the Advisor earned $3,907,970 and $4,001,428, respectively, in asset management fees and $2,759,107 and $3,103,259, respectively, in incentive fees.

From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees and incentive fees on behalf of the Company and will pay the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in an aggregate amount of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2. The Company did not meet the Reimbursement Hurdle for the quarter ended June 30, 2019 and no expenses have been recorded for the three months ended June 30, 2019. The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018 and recorded expenses of $387,000 for the quarter ended June 30, 2018.

As of June 30, 2019 and December 31, 2018, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231, was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended June 30, 2019 and 2018, the Company did not pay any dealer manager fees nor selling commissions to the Company’s dealer manager for the Company’s offerings, SC Distributors, LLC. For the six months ended June 30, 2019 and 2018, the Company paid $0 and $6,252, respectively, in dealer manager fees and $0 and $19,270, respectively, in selling commissions to SC Distributors, LLC. These fees and commissions were paid in connection with the sale of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations

Note 6. Organization and Offering Costs

As of June 30, 2019, the Sponsor has paid approximately $17,508,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $51,600 and $72,000 of offering costs, which were incurred by the Sponsor during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company paid $0 and $54,616, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through June 30, 2019, the Company has reimbursed the Sponsor a total of $17,211,117 of offering and organization costs and there is a remaining balance of approximately $532,500 of offering costs that have not yet been reimbursed to the Sponsor as of June 30, 2019.

Note 7. Notes Payable

The Company notes payable consist of the following:

	June 30, 2019	December 31, 2018
	Outstanding Balance	Outstanding Balance
Promissory notes	$-	$125,000
Symbiotics facility	22,750,000	22,750,000
Christian Super promissory note	10,000,000	10,000,000
Total notes payable	$32,750,000	$32,875,000

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

On February 17, 2017, TGIFC issued $0.225 million in the second series of the Notes pursuant to such private offering. The notes issued on February 17, 2017 comprised the second series of the Notes and bear interest at a rate of 3.0% per annum plus one year LIBOR (1.74%) as determined on their issuance date. The Company had raised a total of $1.86 million in the offering of the Notes, all of which had been repaid as of the first quarter of 2019.

In October 2016, the Company transferred all of the shares of all of its wholly owned subsidiaries (the “Subsidiaries”) to TGIFC.  The Subsidiaries own all of the Company’s investments. TGIFC’s obligations under the Notes were secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and Noteholders, dated as of October 14, 2016 granting the holders of Notes a mortgage over 1.86 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries.  The mortgage was released in connection with the repayment of the Notes.

Symbiotics Facility

On July 3, 2017, TGIFC entered into a $10.5 million Facility Agreement (the “Facility Agreement”) with Micro, Small & Medium Enterprises Bonds S.A. (“MSMEB”) as Lender and Symbiotics SA as Servicer.  On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $12.25 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer. .

The Facility Agreement has an interest rate of 4.65% per annum plus the three month LIBOR (2.79% as of June 30, 2019) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the note.

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

TGIFC’s obligation under the Facility Agreement is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries.  While the collateral initially pledged under the equitable mortgage greatly exceeds the amount funded under the Facility Agreement based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the Facility Agreement.  The Facility Agreement and the equitable mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type.  As of June 30, 2019, the Company was in full compliance with all such representations, warranties and covenants.

In July 2019, the Company repaid the entire principal balance of $22,750,000 that was due under the Facility Agreement.

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

On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes (“Series 2 Note”) to Christian Super pursuant to the CS Notes private offering. The Series 2 Note has an interest rate of 3.5% per annum plus one-year LIBOR (3.05% as of June 30, 2019) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the Series 2 Note (and any unpaid interest) is due in one balloon payment on December 18, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

   TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of June 30, 2019, the Company was in full compliance with all such representations, warranties and covenants.

For the three months ended June 30, 2019 and 2018, the Company recognized $608,718 and $486,092, respectively, in interest expense. For the six months ended June 30, 2019 and 2018, the Company recognized $1,208,666 and $934,712, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2019	$-
2020	22,750,000
2021	10,000,000
Thereafter	-
$32,750,000

Note 8. Unit Capital

As of June 30, 2019, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of June 30, 2019, the Company recorded a liability in the aggregate amount of $911,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of June 30, 2019 is calculated based on a net asset value per Class C, Class I and Class W units of $8.160 with a distribution fee of 0.8% for Class C units, an ongoing dealer manager fee of 0.5% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the six months ended June 30, 2019:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	June 30,
	2018	the Period	the Period	2019
Class A units	17,966,563	269,793	(413,741)	17,822,615
Class C units	8,238,094	141,826	(322,345)	8,057,575
Class I units	10,555,022	163,942	(201,765)	10,517,199
Class W units	24,555	-	-	24,555
Class Y units	1,165,675	50,297	-	1,215,972
Class Z units	5,965,037	-	-	5,965,037
Total	43,914,946	625,858	(937,851)	43,602,953

The total of 625,858 units issued during the six months ended June 30, 2019 included 576,158 units issued under the DRP at a value of $4,750,744.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the second quarter of 2019 have been made at a price equal to $8.160 for Class A units, Class C units, and Class I units, which was the net asset value per unit of each class as of March 31, 2019, the most recently disclosed net asset value at the time of repurchase.

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

During the six months ended June 30, 2019, the Company received repurchase requests for a total of 937,850 units at a weighted average repurchase price per unit of $8.197 for an aggregate repurchase price of $7,687,796. As of June 30, 2019, $3,397,973 of these repurchase requests were pending processing and were completed by the Company in July 2019. See Note 11 – Subsequent Events for a description of the amended terms of the unit repurchase program.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the six months ended June 30, 2019:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2019	January 15, 2019	$0.00168675	$1,470,733	$817,483	$2,288,216
February 28, 2019	February 14, 2019	$0.00168675	1,334,317	739,318	2,073,635
March 31, 2019	March 15, 2019	$0.00168675	1,479,106	820,754	2,299,860
April 30, 2019	March 29, 2019	$0.00168675	1,434,307	770,273	2,204,580
May 31, 2019	May 8, 2019	$0.00168675	1,469,421	813,801	2,283,222
June 30, 2019	June 13, 2019	$0.00168675	1,424,690	789,115	2,213,805
Total for 2019			$8,612,574	$4,750,744	$13,363,318

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018:

	Six months ended
	June 30,	June 30,
	2019	2018
Per unit data (1):
Net asset value at beginning of period	$8.20	$8.42
Net investment income	$0.25	$0.29
Net change in unrealized depreciation on investments	$(0.04)	$(0.09)
Net increase in net assets resulting from operations	$0.21	$0.20
Distributions	$(0.30)	$(0.32)
Net change in accrued distribution and other fees	$0.01	$0.02
Net decrease in net assets	$(0.08)	$(0.11)
Net asset value at end of period (2)	$8.11	$8.31
Total return based on net asset value	2.57%	2.34%
Net assets at end of period	$353,770,077	$366,614,079
Units Outstanding at end of period	43,602,953	44,080,551
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.31%	7.04%
Ratio of net operating expenses to average net assets	6.33%	5.61%
1	The per unit data was derived by using the weighted average units outstanding during the six months ended June 30, 2019 and 2018 which were 43,920,005 and 43,319,085, respectively.
2

For financial statement reporting purposes under GAAP, as of June 30, 2019 and 2018, the Company recorded a liability in the amount of $911,000 and $1,511,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2019, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2019. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for July totaled $1,420,599.  With respect to unitholders participating in the Distribution Reinvestment Plan, $805,084 of the distributions for July were reinvested in units.

The August distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about September 1, 2019 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

 Investments

Subsequent to June 30, 2019 through August 12, 2019, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $24.5 million.

Strategic Capital Advisory Services, LLC

In July 2019, the Sponsor acquired Strategic Capital Advisory Services, LLC’s 15% ownership in the Advisor. As a result, the Sponsor now owns 100% of the Advisor and Strategic Capital Advisory Services, LLC is no longer considered to be an affiliate of the Company.

Unit Repurchase Program

On August 9, 2019, the Company’s board of managers amended and restated the Company’s unit repurchase program in order to amend the basis on which it will honor repurchase requests in the event repurchase requests exceed the existing limitations of the program.  As was the case prior to the adoption of the amended and restated program, the Company’s obligation to repurchase units under the program is limited as follows: (i) the Company may repurchase no more than five percent (5%) of the weighted-average number of units outstanding in any twelve-month period; (ii) the Company has no obligation to repurchase units if the repurchase would violate the restrictions on distributions under federal law or Delaware law; and (iii) all units to be repurchased under the program must be fully transferable and not be subject to any liens or other encumbrances and free from any restrictions on transfer. If the Company determines that a lien or other encumbrance or restriction exists against the units requested to be repurchased, the Company will not repurchase any such units.  In addition, unless the Company’s board of managers determines otherwise, the Company will limit the number of units to be repurchased during any calendar year to the number of units the Company can repurchase with the proceeds the Company receives from the sale of units under the Company’s distribution reinvestment plan.

Prior to the amendment and restatement of the program, in the event repurchase requests exceeded the limitations described above, the program provided that the Company would honor the requests on a simple pro rata basis.  Under the amended and restated program, if the Company cannot repurchase all units presented for repurchase in any quarter because of the limitations on repurchases set forth in the program (as described above), then the Company will honor repurchase requests in the following order of priority (unless the Company’s board of managers determines that the Company will not repurchase units in that quarter):

•

first, the Company will repurchase units pursuant to repurchase requests made in connection with the death or disability of a unitholder (or on a pro rata basis among such requests if less than all of such death or disability requests can be satisfied);

•

second, the Company will repurchase units pursuant to any repurchase request that has been carried over from one or more previous quarterly periods where the value of the units that have not yet been repurchased pursuant to such request (with the value calculated as the number of units multiplied by the estimated net asset value per unit for units of that class, as most recently disclosed by the Company in a filing with the SEC) is less than $2,500 (or on a pro rata basis among such requests if less than all of such requests carried over from prior periods can be satisfied); and

•	third, the Company will repurchase units pursuant to all other repurchase requests on a pro rata basis.

The amended and restated program will take effect beginning with redemption requests to be processed for the third quarter of 2019, on September 30, 2019.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our ability to purchase or make investments in a timely manner;
•	our business prospects and the prospects of our borrowers;
•	the economic, social and/or environmental impact of the investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	our ability to make distributions to our unitholders;
•	the dependence of our future success on the general economy and its impact on the companies in which we invest;
•	the availability of cash flow from operating activities for distributions and payment of operating expenses;
•	the performance of our Advisor, our sub-advisors and our Sponsor;
•	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;
•	the ability of our borrowers to make required payments;
•	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
•	the lack of a public trading market for our units;
•	our ongoing litigation;
•	our ability to borrow funds;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
•	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
•	the ability of our sub-advisors and borrowers to achieve their objectives;
•	the effectiveness of our portfolio management techniques and strategies;
•	failure to maintain effective internal controls; and
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

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

For the six months ended June 30, 2019, we issued 576,158 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $4,750,744. In addition, for the six months ended June 30, 2019, we issued 50,297 of our units for gross proceeds of approximately $420,000 pursuant to a private placement. As of June 30, 2019, $51.5 million in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to June 30, 2019, we have issued an aggregate of 48,363,649 of our units, including 4,201,279 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $453,057,000 including approximately $36,878,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000, for net proceeds of $431,395,000).

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

Investments will continue to be primarily credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of June 30, 2019, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating.  We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

From our inception through December 31, 2017, under the terms of the Expense Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $16.3 million have not been reimbursed to the Sponsor as of June 30, 2019.

Portfolio and Investment Activity

During the six months ended June 30, 2019, we invested approximately $16.7 million across five separate portfolio companies, including two new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $25.8 million.

At June 30, 2019 and December 31, 2018, the Company’s investment portfolio included 45 and 47 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of June 30, 2019		As of December 31, 2018
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$84,349,839	23.0%	$88,858,707	23.9%
Senior secured term loan participations	198,029,550	54.1%	189,157,819	50.7%
Senior secured trade finance participations	74,886,023	20.4%	80,236,312	21.5%
Short term investments *	7,933,928	2.2%	13,644,683	3.7%
Equity warrants	1,080,222	0.3%	1,080,222	0.3%
Total investments	$366,279,562	100.0%	$372,977,743	100.0%

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

As of June 30, 2019, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.5%, 13.0%, 12.4%, and 8.2%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of December 31, 2018, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.4%, 13.2%, 12.3%, and 10.1%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of June 30, 2019, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,812,837
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021		2,888,790	2,772,560
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	Hong Kong	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		4,497,156	4,497,156
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/27/2020		15,000,000	15,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2021		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(3)	22,962,154	24,042,376
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021		6,840,000	6,840,000
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	10.00%	8/15/2021	(2)	4,465,132	4,465,132
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	11.67%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	11.50%	11/24/2022		17,491,997	17,491,997
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/4.00% PIK	12/7/2023		5,626,506	5,559,067
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	8/21/2021		12,540,286	12,540,286
Fiber Optics Network Provider	Telephone Communications	Access to Technology	Colombia	8.95% Cash/3.00% PIK	10/15/2023		19,405,950	19,364,846
Mall Operator	Department Stores	Infrastructure Development	Croatia	7.00% Cash/6.00% PIK	1/23/2021		8,287,214	8,460,514
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021		15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	12.46%	8/31/2022		18,527,237	18,527,237
LNG Infrastructure Developer	Gas Transmission and Distribution	Infrastructure Development	Ghana	15.31% - 15.86%	6/13/2021		18,645,733	18,645,733
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023		19,000,000	18,572,500
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	9.95% Cash/4.00% PIK	3/31/2023		13,233,109	13,233,109
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021		16,495,604	16,425,961
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	15.00%	8/20/2021		8,275,000	8,438,615
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	12.94%	9/16/2020		12,738,503	12,738,503
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	8.00% Cash/5.00% PIK	7/18/2021		2,008,690	1,975,009
Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	13.50%	12/31/2020		4,300,000	4,300,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.00%	11/1/2019 - 11/16/2019		1,516,173	1,516,173
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	9,538,831
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,991,915
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,344,393
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,433,159
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	16.42% - 17.50%	3/27/2019	(4)	10,718,201	10,718,201
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	1,269,586
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019	(4)	35,838	35,838
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(2)	881,800	10,504

Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	11.50%	12/28/2019 - 2/9/2020		15,000,000	15,000,000
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00% - 14.00%	7/9/2019	(4)	9,500,000	9,500,000
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	12.93%	7/14/2019	(4)	2,468,756	2,468,756
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	7,349,626	7,530,616
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	3/27/2019	(4)	755,466	755,466
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	3/27/2019	(4)	920,634	920,634
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(2)	785,806	690,616
Electronics Assembler	Communications Equipment	Access to Technology	South Africa	12.00% - 13.00%	6/30/2019	(4)	874,254	874,254
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	803,254	803,254
Fruit Juice Processor B	Food Products	Short Term Notes	Netherlands	10.50%	6/11/2019 - 7/31/2019	(4)	3,000,000	3,000,000
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	4,933,928
Total Investments								$366,279,562
[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of June 30, 2019, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$803,254	0.2%
Access to Technology	65,803,597	18.0%
Inclusive Finance	9,237,156	2.5%
Infrastructure Development	61,631,561	16.8%
Recycling	31,572,992	8.6%
Responsible Consumer Goods Production	16,394,929	4.5%
Responsible Fuel Storage	15,500,000	4.2%
Responsible Industrial Goods Distribution	15,000,000	4.1%
Responsible Logistics Management	25,971,612	7.1%
Responsible Metals Distribution	25,000,000	6.8%
Responsible Natural Resources Distribution	15,000,000	4.1%
Responsible Power Generation	18,527,237	5.1%
Short Term Notes	3,000,000	0.8%
Sustainable Agriculture & Agroprocessing	43,262,983	11.8%
Sustainable Aquaculture & Processing	35,838	0.0%
Sustainable Dairy Production	4,991,915	1.4%
Sustainable Forestry	6,840,000	1.9%
Technological Innovation	2,772,560	0.8%
Other	4,933,928	1.3%
Total	$366,279,562	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of June 30, 2019, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower). As of June 30, 2019 and December 31, 2018, respectively, the Company had 11 and 12 Watch List investments.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG is the sub-advisor with respect to seven of the eleven investments that the Company has deemed Watch List investments.  The Company has learned that IIG is in the process of winding down its business. The Company determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG is the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.  The Company has not received any updated information from IIG concerning the investments for which IIG is the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.  Accordingly, the summaries of the investments for which IIG is the sub-advisor may not be up-to-date or complete. The Company has updated the summaries to the best of its knowledge and has requested updated and accurate reporting with respect to each investment from IIG, but IIG has not provided the information to the Company. Please see Note 5 – Contingences for a description of an arbitration proceeding the Company has filed against IIG.

Given IIG’s failure to fulfill its obligations as a sub-advisor, the Company, with the authorization of its board of managers, engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of certain material investments described below. Specifically, for the quarter ended June 30, 2019, the Company asked the independent valuation firm to perform the limited procedures on certain Watch List investments that the Company deemed to be material and are more specifically described below under the captions, “—Algodonera Avellaneda S.A.”, “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, “—IIG Trade Opportunities Fund B.V. Receivable”, “—Compania Argentina de Granos”, and “—Sancor Cooperativas Unidas Limitada”.  In addition, for the quarter ended June 30, 2019, the Company asked the independent valuation firm to perform the limited procedures on the investment described below under the caption “—Mac Z Group SARL” for which Scipion (defined below) is the sub-advisor.  These six investments comprise approximately 10.1% of the total investments at fair value as of June 30, 2019, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith. Set forth below is a description of the Company’s Watch List investments for which IIG is the sub-advisor, followed by the investments for which other parties act as sub-advisor.

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund advised by the Company’s sub-advisor, IIG, with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The principal balance outstanding under the Participation amounts to $881,800 as of June 30, 2019. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  Based on information provided by IIG in 2018, the Company’s existing Participation in this trade finance facility was near the final stages of being restructured to a Participation in a term loan. Given that

IIG is winding down its business and was unable to provide the working capital financing required to complete the restructuring, as well as the Company’s ongoing legal dispute with IIG, the Company believes it is unlikely the restructuring will happen.

As of the date of this filing, completion of restructuring is unlikely, and, as such, the Company has valued this investment utilizing the collateral based approach, in accordance with its valuation policy, and has determined the fair value of the principal amount of this investment to be $10,504 as of June 30, 2019 based upon the expected liquidation value of available collateral, discounted to present value using an appropriate yield to maturity. This value reflects a significant adjustment based upon the Company’s belief that liquidation of collateral will ultimately be required, complicated by the Company’s ongoing legal dispute with IIG. The Company placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $27,529 and $54,756, respectively. Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $27,529 and $54,756, respectively.

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

As noted above, the Company purchased a Participation in a trade finance facility originated by IIG with Algodonera as the borrower in March 2017. The Company purchased the Participation from IIG for $6,000,000.  The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. As of June 30, 2019, the outstanding principal balance on the Company’s Participation was $6,000,000, with accrued interest of $778,500. IIG informed the Company that in June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type. After IIG filed its claims in the commercial court, the court ruled that IIG’s claims were valid and enjoined Vicentin’s cash accounts to allow for recovery by IIG. Once sufficient cash had been secured, the court allowed Vicentin to replace the enjoined cash accounts with a payment guarantee from Zurich Insurance Group with a 100% LTV, including accrued interest. Thereafter, the commercial court issued its final judgment, ordering Algodonera and Vicentin to pay $22.4 million, plus interest, to IIG, which includes the amount owed pursuant to the trade finance facility described above in which the Company purchased the Participation. Shortly thereafter, the criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. Algodonera and Vicentin appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which included allegations of fraud by IIG.  The commercial court rejected the suspension a second time and Algodonera and Vicentin appealed to the court of appeals.  In March 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to two other companies (specifically, Nacadie (defined below) and FRIAR (defined below)).  The Company also learned on July 31, 2018 that the court proceedings involving IIG, Algodonera and Vicentin also include a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to Nacadie and FRIAR under the subrogation agreement. IIG had not disclosed this additional dispute and subrogation agreement to the Company.

The Company has learned that the commercial court proceedings have been terminated.  The Company believes that is likely the commercial court proceedings have been terminated due to the parties having reached a settlement, however, the proceedings are confidential and the Company has not been able to obtain any written confirmation that a settlement was reached.  Accordingly, the Company does not know with certainty that there was a settlement, or if there was a settlement, the terms of the settlement and any amounts that may be payable to the Company.

As a short-term trade finance facility, Algodonera was valued utilizing the cost approach through the quarter ended September 30, 2017. However, based on the fact that any future payments made by Algodonera with respect to this Participation would turn on the ultimate outcome of the above-mentioned legal proceedings and that future projected cash flows would therefore no longer be applicable, the Company decided it would be more appropriate to utilize the collateral based approach to value this position beginning with the December 31, 2017 year-end financial statements. The Company further modified its valuation methodology to the income approach as of June 30, 2018, given that the commercial court had already issued a final ruling (pending appeal) on the developments with respect to the court proceedings described above, and the possibility of the parties reaching a settlement.

As described above, a payment guarantee was secured from Zurich Insurance Group through the commercial court, the value of which was sufficient to pay off all outstanding principal and accrued interest. Although IIG had previously expressed to the Company its belief that it would prevail in the court proceedings, the likelihood of a settlement appears to have materially increased, as described above; therefore, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged or a settlement is reached and to account for the inherent uncertainty of the Company’s ongoing legal dispute with IIG. Taking all of the factors described above into consideration, the Company believes, that as of June 30, 2019, the most appropriate valuation method remains the income approach and the Company determined the fair value of the principal amount of this investment to be $3,433,159. The Company has placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $136,500 and $271,500, respectively.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie Commercial S.A. (“Nacadie”) as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is an Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received one interest payment under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  During the third quarter of 2018, IIG informed the Company that although it had reviewed its books and records, it could not locate all of the original documents requested by the Company.  In connection with its review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Quarterly Report on Form 10-Q.

As a short-term trade finance facility, the Company’s Participation in the Nacadie facility was valued utilizing the cost approach through the quarter ended September 30, 2017. However, as of December 31, 2017, based on the belief that the Nacadie facility was included in the proceedings with respect to the Algodonera facility in the commercial court, the Company had decided it would be more appropriate to utilize the collateral based approach to value this Participation beginning with the December 31, 2017 year-end financial statements. Starting with the quarter ended June 30, 2018, the Company believes that the most appropriate valuation method is the income approach, given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V.  Although a senior executive at IIG has agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  The Company has filed an arbitration proceeding against IIG asserting multiple claims, including claims related to IIG’s failure to repay the Company for this participation. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company and the uncertainty of the ultimate resolution of the Company’s legal dispute with IIG. Taking all of the factors described above into consideration, the Company determined the fair value of the principal amount of this investment to be $4,933,928 as of June 30, 2019. The Company has placed this receivable on non-accrual, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $132,708 and $263,958 for the three and six months ended June 30, 2019, respectively.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay

Between June 2016 and July 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (“FRIAR”), an Argentine company that produces, processes and exports beef, as the borrower. As of June 30, 2019, the outstanding principal balance on this Participation was $9,000,000, with accrued interest of $264,500. In June 2017, IIG called a technical event of default due to non-payment by FRIAR. In an effort to seek repayment from FRIAR, IIG filed the promissory notes for FRIAR in the commercial court in Buenos Aires, Argentina. The commercial court has jurisdiction over commercial claims and disputes of this type. During January 2018 the court granted IIG’s motion to freeze FRIAR’s accounts. At that time, IIG informed the Company that it was also in the process of securing additional collateral to cover the full balance outstanding, including accrued interest and penalties. In August 2018, the Company confirmed that FRIAR continues to operate and is a going concern.

As noted above, the Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to FRIAR and Nacadie.  Also as described above, the Company learned on July 31, 2018 that IIG and Algodonera were in a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG has argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to FRIAR and Nacadie under the subrogation agreement.  Additionally, on July 31, 2018, the Company learned new information with regard to a put option that could potentially allow FRIAR to settle its outstanding debt to IIG with shares of FRIAR.  In addition to settling FRIAR’s debt to IIG, the put option could potentially permit FRIAR to subrogate Algodonera’s and Nacadie’s debt to IIG. As with the subrogation agreement discussed above, the Company has learned that IIG disputed the enforceability of the put option in court. The criminal court in Santa Fe, Argentina issued a letter to the commercial court in Buenos Aires, Argentina ordering the suspension of the commercial court proceedings, but the commercial court rejected the suspension. FRIAR appealed the commercial court’s rejection of the suspension and submitted an additional letter from the criminal court providing the reasons for the criminal court’s suspension request, which include allegations of fraud by IIG.  In April 2019, the court of appeals ruled in favor of the criminal court and countermanded the commercial court’s rejection of the suspension, with proceedings set to continue in the criminal court.

As a short-term trade finance facility, FRIAR was valued at cost through the quarter ended September 30, 2017. The remaining principal balance of $9,000,000 has been outstanding since July 2016. As IIG was seeking full repayment through its court action to secure assets from FRIAR, as of December 31, 2017, the Company believed the most appropriate valuation method to be the collateral based approach. Starting with the quarter ended June 30, 2018, the Company believed that the most appropriate valuation method is a combination of the collateral based approach and the income approach. The Company is continuing to utilize the collateral based approach due to IIG’s communications with the Company in 2018 that it was continuing to rely on the court proceedings to secure repayment, but determined to also utilize the income approach based on the recent developments with respect to the court proceedings  and the possibility of the parties having reached a settlement as described above.

As noted above, the Company has valued this investment utilizing a hybrid of the income approach and collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, the likelihood of a settlement being reached among the parties appears to have materially increased as described above; therefore, the Company has applied a discount to the fair value based on the potential risk that court action is prolonged or a settlement is reached, and to account for the inherent uncertainty of the Company’s ongoing legal dispute with IIG. The Company determined that the most appropriate method to calculate the fair value of this investment as of June 30, 2019 is to take the value resulting from the independent valuation firm’s estimate of fair value. Using this approach, the Company determined the fair value of the principal amount of this investment to be $6,344,393 as of June 30, 2019. The Company placed the Participation on non-accrual effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $261,625 and $520,375, respectively. Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $261,625 and $520,375, respectively.

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

IIG previously informed the Company that it had been in active discussions with other CAGSA lenders and had sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. As of the date of this report the preliminary settlement had not been finalized and details of the terms were not available.

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company decided that starting with the quarter ended June 30, 2018, the collateral based approach was a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company further modified the valuation approach for this investment to the income approach. Based on the information available to the Company and according to its valuation policies, the Company placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $330,191 and $656,753, respectively for the three and six months ended June 30, 2019. The Company has estimated the fair value of the principal amount of this investment to be $9,538,831 as of June 30, 2019 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring and the ultimate resolution of the Company’s ongoing legal dispute with IIG.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  As of June 30, 2019, the outstanding principal balance on this Participation was $6,000,000.  Interest has been paid in full through December 31, 2018 through the exercise of pledged inventory warrants. Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this report, the Company believes, based on reports in the media, that Sancor will be sold.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors but the Company has not received any payment since that announcement. Due to the uncertainty associated with the timing and final terms of a full asset sale, the Company believes the most appropriate valuation method continues to be the collateral based approach and has determined the fair value of the principal amount of this investment to be $4,991,915 as of June 30, 2019, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding the ultimate resolution of the Company’s ongoing legal dispute with IIG.

Functional Products Trading S.A.

Between June and September 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF N.V., with Functional Products Trading S.A. (“Functional”), a Chilean company that exports chia seeds to United States and European off-takers.  As of June 30, 2019, the outstanding principal balance on this Participation was $1,326,687 and accrued interest amounted to $220,882. While the original maturity date of this Participation was December 11, 2016, the maturity was extended to March 4, 2018. In 2017, Functional experienced operational losses due to volatile prices for raw chia seeds and its byproducts, with sales declining by 57% from 2016. As a result, Functional was unable to make the principal payment as planned and developed a full restructuring plan (selling an office building and entering into a lease back agreement) with its current lenders, including IIG, to provide more cash flow flexibility, become current on all interest payments and improve its capital structure, in order to support Functional’s growth initiatives.

During February 2018, the Company received $25,000 in interest payments, which covered accrued interest up to the end of November 2017 and received $10,000 in March 2018, which brought Functional current on interest payments through December 2017. The Company’s sub-advisor, IIG, informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen. As of June 30, 2019, the Company has estimated the fair value of the principal amount of its investment in Functional to be $1,269,586 based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring.

Investments through other sub-advisors

Usivale Industria E Comercio, Ltda.

As of June 30, 2019, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $195,036.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. Sugar price pressure continued through 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019, though principal payment was not made on schedule. The Company is currently working with Usivale’s management to optimize their financial performance in response to volatile sugar prices to better facilitate principal repayment, including engaging industry and financial consultants to that effect. As part of that effort, the Company and Usivale executed a standstill agreement for principal repayment until December 2019.

As of June 30, 2019, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,812,837, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of June 30, 2019, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $34,761 and $69,140, respectively, for the three and six months ended June 30, 2019. Interest not recorded relative to the original terms of this Participation amounted to approximately $34,761 and $69,140, respectively for the three and six months ended June 30, 2018.

As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut, which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of June 30, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of June 30, 2019, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation was 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and has taken steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 in April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has filed a claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $204,360 and $406,475, respectively. Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2018 amounted to $204,360 and $406,475, respectively. The Company believes, that as of June 30, 2019, the most appropriate valuation method is the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,530,616, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of June 30, 2019, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of June 30, 2019 is $104,245. Repayment on the participation interest has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of June 30, 2019, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

Results of Operations

Consolidated operating results for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income
Interest income	$11,062,607	$12,103,857	$22,342,110	$22,231,043
Interest from cash	22,691	28,618	37,687	83,166
Total investment income	11,085,298	12,132,475	22,379,797	22,314,209
Expenses
Asset management fees	1,948,848	1,991,828	3,907,970	4,001,428
Incentive fees	1,300,594	1,699,753	2,759,107	3,103,259
Professional fees	1,310,805	154,359	2,249,007	480,794
General and administrative expenses	517,105	560,059	957,393	885,231
Interest expense	608,718	486,092	1,208,666	934,712
Board of managers fees	64,375	54,375	128,750	108,750
Total expenses	5,750,445	4,946,466	11,210,893	9,514,174
Expense support payment to (from) Sponsor	-	387,000	-	387,000
Net expenses	5,750,445	5,333,466	11,210,893	9,901,174
Net investment income	$5,334,853	$6,799,009	$11,168,904	$12,413,035

Revenues

Three months ended June 30, 2019 and 2018

For the three months ended June 30, 2019 and 2018, total investment income amounted to $11,085,298 and $12,132,475, respectively.  Interest income decreased by $1,041,250 during the three months ended June 30, 2019 from the same period in 2018 as a result of an increase in our weighted average investment portfolio of approximately $2,465,000 offset by a decrease in the weighted average yield of approximately 1.2% from a weighted average yield of 13.0% for the three months ended June 30, 2018 to approximately 11.8% for the three months ended June 30, 2019. The decrease in yield was primarily due to a change in the mix of investments in our portfolio and an increase in non-accrual loans.

During the three months ended June 30, 2019, $8,382,415 or 75.8% of the interest income earned came from loan and trade finance participations and $2,680,192 or 24.2% came from direct loans. In addition, we earned $22,691 in interest income on our cash balances.

During the three months ended June 30, 2018, $8,922,520 or 73.7% of the interest income earned came from loan and trade finance participations and $3,181,583 or 26.3% came from direct loans. In addition, we earned $28,618 in interest income on our cash balances.

Six months ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018, total investment income amounted to $22,379,797 and $22,314,209, respectively.  Interest income increased by $111,067 during the six months ended June 30, 2019 from the same period in 2018 as a result of an increase in our weighted average investment portfolio of approximately $15,937,000 offset by a decrease in the weighted average yield of approximately 0.5% from a weighted average yield of 12.5% for the six months ended June 30, 2018 to approximately 12.0% for the six months ended June 30, 2019.

During the six months ended June 30, 2019, $16,973,786 or 76.0% of the interest income earned came from loan and trade finance participations and $5,368,326 or 24.0% came from direct loans. In addition, we earned $37,687 in interest income on our cash balances.

During the six months ended June 30, 2018, $15,837,578 or 71.2% of the interest income earned came from loan and trade finance participations and $6,393,710 or 28.8% came from direct loans. In addition, we earned $83,166 in interest income on our cash balances.

Expenses

Three months ended June 30, 2019 and 2018

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended June 30, 2019 increased by $1,246,118 to $2,501,003 from $1,254,885 for the three months ended June 30, 2018.  The increase was primarily due to the following: 1) an increase in interest expense of $122,626, which was attributable to adding additional leverage, 2) an increase in professional fees of $1,156,446 which was primarily due to additional fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and the ongoing litigation with IIG and 3) offset by a decrease in general and administrative expenses of $42,954. Our Sponsor did not assume responsibility for any of our operating expenses for the three months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019 and 2018, the asset management fees amounted to $1,948,848 and $1,991,828, respectively. The incentive fees for the three months ended June 30, 2019 and 2018 amounted to $1,300,594 and $1,699,753, respectively.  None of the asset management fees or incentive fees for both periods ended June 30, 2019 and 2018 were assumed by our Sponsor under the Responsibility Agreement.

Six months ended June 30, 2019 and 2018

Total operating expenses, excluding the management and incentive fees, incurred for the six months ended June 30, 2019 increased by $2,134,329 to $4,543,816 from $2,409,487 for the six months ended June 30, 2018.  The increase was primarily due to the following: 1) an increase in interest expense of $273,954, which was attributable to the adding additional leverage, 2) an increase in professional fees of $1,768,213 which was primarily due to additional fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and the ongoing litigation with IIG and 3) an increase in general and administrative expenses of $72,162. Our Sponsor did not assume responsibility for any of our operating expenses for the six months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019 and 2018, the management fees amounted to $3,907,970 and $4,001,428, respectively. The incentive fees for the six months ended June 30, 2019 and 2018 amounted to $2,759,107 and $3,103,259 respectively.  None of the asset management fees or incentive fees for both periods ended June 30, 2019 and 2018 were assumed by our Sponsor under the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three and six months ended June 30, 2019 and 2018. We recorded unrealized gains of $243,836 for the three months ended June 30, 2019 and unrealized losses of $3,030,543 for the three months ended June 30, 2018. We recorded unrealized losses of $1,903,180 and $3,880,046, respectively, for the six months ended June 30, 2019 and 2018.

Changes in Net Assets from Operations. For the three months ended June 30, 2019, we recorded a net increase in net assets resulting from operations of $5,579,974, which consisted of net investment income, of $5,334,853, net change in unrealized depreciation on investments of $243,836 and foreign exchange gain of $1,285. For the three months ended June 30, 2018, we recorded a net increase in net assets resulting from operations of $3,718,765, which consisted of net investment income, of $6,799,009, net change in unrealized depreciation on investments of $3,030,543 and foreign exchange loss of $49,701.

For the six months ended June 30, 2019, we recorded a net increase in net assets resulting from operations of $9,266,000, which consisted of net investment income, of $11,168,904, net change in unrealized depreciation on investments of $1,903,180 and foreign exchange gain of $277. For the six months ended June 30, 2018, we recorded a net increase in net assets resulting from operations of $8,523,462, which consisted of net investment income, of $12,413,035, net change in unrealized depreciation on investments of $3,880,046 and foreign exchange loss of $9,527.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2019, we had approximately $6 million in cash. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses.  The Company did not meet the Reimbursement Hurdle for the quarter ended June 30, 2019. As of June 30, 2019, there is a remaining aggregate balance of approximately $16,273,800 in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

Our Sponsor is under no obligation to pay our operating expenses and, if our Sponsor does not assume our operating expenses, the distributions we pay to our unitholders may need to be reduced. Our Sponsor determined not to assume any of our additional operating expenses, commencing January 1, 2018. Commencing with distributions payable for the month of March 2018, our board of managers approved a decrease in our daily distribution rate from $0.00197808 to $0.00168675 per unit, per day (less the ongoing fees applicable to certain classes of units which reduce the amount of distributions paid to the applicable unitholders). If our Sponsor continues not to assume our operating expenses in the future and we do not generate sufficient investment income to cover our operating expenses, the distributions we pay to our unitholders may need to be further reduced.

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of June 30, 2019, TGIFC has $22.75 million total outstanding under the Symbiotics Facility.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of June 30, 2019, TGIFC has $10.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of June 30, 2019, we have $32,750,000 in total debt outstanding with a debt to equity ratio of 9.3%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of June 30, 2019:

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the particular offering. As of June 30, 2019, there is a remaining balance of approximately $532,500 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.3 million as of June 30, 2019.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the six months ended June 30, 2019, we paid a total of $13,363,318 in distributions, comprised of $8,612,574 paid in cash and $4,750,744 reinvested under our DRP.

The following table summarizes our distributions declared for 2019 and 2018, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities
March 31, 2019	$0.17377	$4,284,156	$2,377,555	$6,661,711	$4,284,156	$—
June 30, 2019	$0.17377	4,328,418	2,373,189	6,701,607	4,328,418	—
Total for 2019		$8,612,574	$4,750,744	$13,363,318	$8,612,574	$—

March 31, 2018	$0.17377	$4,401,277	$2,702,524	$7,103,801	$4,401,277	$—
June 30, 2018	$0.15349	4,365,046	2,433,854	6,798,900	4,365,046	—
September 30, 2018	$0.15518	4,393,911	2,451,619	6,845,530	4,393,911	—
December 31, 2018	$0.15518	4,375,375	2,439,651	6,815,026	4,375,375	—
Total for 2018		$17,535,609	$10,027,648	$27,563,257	$17,535,609	$—

Related Party Transactions

For the six months ended June 30, 2019 and 2018, the Advisor earned $3,907,970 and $4,001,428, respectively in asset management fees and $2,759,107 and $3,103,259, respectively, in incentive fees.

From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended June 30, 2019.

As of June 30, 2019 and December 31, 2018, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,240,231 was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the six months ended June 30, 2019 and 2018, the Company paid $0 and $6,252, respectively, in dealer manager fees and $0 and $19,270, respectively, in selling commissions to the Company’s dealer manager for the Company’s offerings, SC Distributors, LLC. These fees and commissions were paid in connection with the sale of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations

Legal Proceedings

As of June 30 2019, the Company was not a party to any material legal proceedings other than as set forth below.

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

Subsequent Events

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2019. These distributions were calculated based on unitholders of record for each day in an amount equal to  $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for July totaled $1,420,599.  With respect to unitholders participating in our Distribution Reinvestment Plan, $805,084 of the distributions for July were reinvested in units.

The August distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about September 1, 2019 or reinvested in units, for those unitholders participating in our Distribution Reinvestment Plan.

 Investments

Subsequent to June 30, 2019 through August 12, 2019, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $24.5 million.

Strategic Capital Advisory Services, LLC

In July 2019, the Sponsor acquired Strategic Capital Advisory Services, LLC’s  15% ownership in the Advisor. As a result, the Sponsor now owns 100% of the Advisor and Strategic Capital Advisory Services, LLC is no longer considered to be affiliated with us.

Unit Repurchase Program

On August 9, 2019, our board of managers amended and restated the our unit repurchase program in order to amend the basis on which we will honor repurchase requests in the event repurchase requests exceed the existing limitations of the program.  As was the case prior to the adoption of the amended and restated program, the our obligation to repurchase units under the program is limited as follows: (i) we may repurchase no more than five percent (5%) of the weighted-average number of units outstanding in any twelve-month period; (ii) we have no obligation to repurchase units if the repurchase would violate the restrictions on distributions under federal law or Delaware law; and (iii) all units to be repurchased under the program must be fully transferable and not be subject to any liens or other encumbrances and free from any restrictions on transfer. If we determine that a lien or other encumbrance or restriction exists against the units requested to be repurchased, we will not repurchase any such units.  In addition, unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our distribution reinvestment plan.

Prior to the amendment and restatement of the program, in the event repurchase requests exceeded the limitations described above, the program provided that we would honor the requests on a simple pro rata basis.  Under the amended and restated program, if we cannot repurchase all units presented for repurchase in any quarter because of the limitations on repurchases set forth in the program (as described above), then we will honor repurchase requests in the following order of priority (unless our board of managers determines that we will not repurchase units in that quarter):

•

first, we will repurchase units pursuant to repurchase requests made in connection with the death or disability of a unitholder (or on a pro rata basis among such requests if less than all of such death or disability requests can be satisfied);

•

second, we will repurchase units pursuant to any repurchase request that has been carried over from one or more previous quarterly periods where the value of the units that have not yet been repurchased pursuant to such request (with the value calculated as the number of units multiplied by the estimated net asset value per unit for units of that class, as most recently disclosed by us in a filing with the SEC) is less than $2,500 (or on a pro rata basis among such requests if less than all of such requests carried over from prior periods can be satisfied); and

•	third, we will repurchase units pursuant to all other repurchase requests on a pro rata basis.

The amended and restated program will take effect beginning with redemption requests to be processed for the third quarter of 2019, on September 30, 2019.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, primarily on a straight line basis, which we have determined not to be materially different from the effective yield method.

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

Calculation of Net Asset Value

Our net asset value is calculated on a quarterly basis. As of June 30, 2019, we have six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in our income and expenses on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, we record liabilities (i) for ongoing fees that we currently owe to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of fees that we may pay to the dealer manager in future periods. As of June 30, 2019, under GAAP, we recorded a liability in the aggregate amount of $911,000 for the estimated future amount of Class C units distribution fees, Class I units dealer manager fees, Class W units ongoing dealer manager fees and Class W units service fees payable.

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

Accordingly, we believe that our estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of June 30, 2019, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.134.

Recently Issued Accounting Pronouncements

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of June 30, 2019.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

As of June 30, 2019, the Company was not a party to any material legal proceedings other than the legal proceeding described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings”.

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

With the exception of the additional risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K.

Non-payment by borrowers and acts or omissions by our sub-advisors that result in us not being repaid for our investments has and may continue to prevent us from realizing expected income and has and may continue to result in a decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments and, as of June 30, 2019, we had 11 borrowers who had failed to repay principal and interest and were included on our Watch List. Seven of these borrowers have also been placed on non-accrual status. In addition, we are owed $6 million by a subsidiary of a fund advised by IIG as a result of the misapplication by IIG of an investment we made in 2017 and we have included this receivable on our Watch List. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. In addition, we have commenced an arbitration proceeding against IIG and a subsidiary of a fund advised by IIG, but there can be no assurances regarding the ultimate resolution of that legal proceeding.  Further, as a result of our ongoing legal dispute with IIG, repayment of our investments that were made through IIG as the sub-advisor may be further delayed and any repayments we may receive may be significantly lower than the amount that is owed to us.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments for more information about the Watch List and see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings for more information about the arbitration proceeding we have commenced against IIG and a subsidiary of a fund advised by IIG.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

We have investments in loans that contain a PIK interest provision.  These investments may expose us to higher risks, including the following:

•	because PIK interest results in an increase in the size of the loan balance of the underlying loan, our exposure to potential loss increases when we receive PIK interest; and

•

it may be more difficult to value investments that include PIK interest because their continuing accruals of interest require continuing judgments about the collectability of the deferred payments and the value of the underlying collateral.

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2019, we sold an aggregate of 17,556 units of Class A, Class C, Class I, Class W, Class Y and Class Z units to accredited investors for an aggregate amount of $145,177 pursuant to a private placement. SC Distributors, LLC served as the dealer manager in connection with the private placement. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the second quarter of 2019 were redeemed at a price equal to $8.160 per Class A unit, Class C units, and Class I unit, which was the net asset value per unit of each class as of March 30, 2019.

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops.  See Note 11 – Subsequent Events for a description of the amended terms of the unit repurchase program.

During the three months ended June 30, 2019, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
4/01/2019 - 4/30/2019	521,432	$8.227	521,432	903,818
5/01/2019 - 5/31/2019	—	—	—	903,818
6/01/2019 - 6/30/2019	—	—	—	903,818
Total	521,432	$8.227	521,432

During the three months ended June 30, 2019, we repurchased 521,432 units for a total of $4,289,822.  In addition, as of June 30, 2019, there were repurchase requests for a total of 416,418 units that were pending which were processed by the Company during July 2019 at a price of $8.160 per unit.

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

3.2	Fifth Amended and Restated Limited Liability Company Operating Agreement dated January 20, 2018. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 25, 2018.

4.1	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on March 09, 2018.

Number	Description
4.2	Third Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on March 09, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 13, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

August 13, 2019	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

August 13, 2019	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer