Form 10-Q
period 2019-09-30
TriLinc Global Impact Fund LLC
filed 2019-11-14
CIK 1550453

 6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 13, 2019, the Company had outstanding 17,857,206 Class A units, 8,101,595 Class C units, 10,511,618 Class I units, 24,555 Class W units, 1,215,972 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $355,997,509 and $381,133,170, respectively)	$346,050,323	$372,977,743
Cash	14,561,677	8,101,629
Interest receivable	21,947,542	17,552,039
Due from affiliates (see Note 5)	4,240,231	4,240,231
Other assets	50,000	132,041
Total assets	386,849,773	403,003,683

LIABILITIES
Due to unitholders	1,512,921	1,431,635
Management fee payable	1,904,767	1,997,915
Incentive fee payable	1,489,913	1,769,299
Notes payable	5,000,000	32,875,000
Unit repurchases payable	2,388,597	2,726,310
Accrued distribution and other fees	780,000	1,230,000
Other payables	1,214,942	903,165
Total liabilities	14,291,140	42,933,324
Commitments and Contingencies (see Note 5)
NET ASSETS	$372,558,633	$360,070,359

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$152,738,271	$155,806,753
Net capital paid in on Class C units	68,426,423	71,492,834
Net capital paid in on Class I units	89,733,433	91,205,180
Net capital paid in on Class W units	208,269	204,847
Net capital paid in on Class Y units	10,412,660	9,562,342
Net capital paid in on Class Z units	68,277,384	49,009,520
Offering costs	(17,237,807)	(17,211,117)
Net assets (equivalent to $8.105 and $8.227, respectively per unit based on total units outstanding of 46,061,361 and 43,914,946, respectively)	$372,558,633	$360,070,359
Net assets, Class A (units outstanding of 17,836,503 and 17,966,563, respectively)	$144,569,235	$147,658,522
Net assets, Class C (units outstanding of 8,077,482 and 8,238,094, respectively)	64,726,973	67,756,677
Net assets, Class I (units outstanding of 10,482,998 and 10,555,022, respectively)	84,932,268	86,418,246
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	197,023	193,711
Net assets, Class Y (units outstanding of 1,215,972 and 1,165,675, respectively)	9,855,750	9,033,683
Net assets, Class Z (units outstanding of 8,423,851 and 5,965,037, respectively)	68,277,384	49,009,520
NET ASSETS	$372,558,633	$360,070,359

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income	$10,682,816	$11,092,764	$33,024,926	$33,323,808
Interest from cash	21,592	52,940	59,278	136,106
Total investment income	10,704,408	11,145,704	33,084,204	33,459,914
EXPENSES
Asset management fees	1,904,766	1,986,846	5,812,736	5,988,274
Incentive fees	1,489,914	1,480,249	4,249,021	4,583,508
Professional fees	610,850	775,584	2,859,857	1,256,378
General and administrative expenses	292,711	422,456	1,250,104	1,307,687
Interest expense	382,138	504,954	1,590,805	1,439,666
Board of managers fees	64,375	54,375	193,125	163,125
Total expenses	4,744,754	5,224,464	15,955,648	14,738,638
Expense support payment to (from) Sponsor	—	—	—	387,000
Net expenses	4,744,754	5,224,464	15,955,648	15,125,638
NET INVESTMENT INCOME	5,959,654	5,921,240	17,128,556	18,334,276
Net change in unrealized appreciation (depreciation) on investments	(347,218)	1,080,222	(2,250,398)	(2,799,824)
Foreign exchange loss	(5,994)	(650)	(5,717)	(10,177)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,606,442	$7,000,812	$14,872,441	$15,524,275

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.13	$0.13	$0.39	$0.42
EARNINGS PER UNIT - BASIC AND DILUTED	$0.13	$0.16	$0.34	$0.36
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	44,796,299	44,195,314	44,215,313	43,613,730

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2019	2018
INCREASE FROM OPERATIONS
Net investment income	$17,128,556	$18,334,276
Foreign exchange (loss) gain	(5,717)	(10,177)
Net change in unrealized depreciation on investments	(2,250,398)	(2,799,824)
Net increase from operations	14,872,441	15,524,275
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(8,264,383)	(8,717,496)
Distributions to Class C unitholders	(3,678,026)	(3,989,034)
Distributions to Class I unitholders	(4,865,378)	(5,035,942)
Distributions to Class W unitholders	(10,501)	(9,414)
Distributions to Class Y unitholders	(553,780)	(538,130)
Distributions to Class Z unitholders	(2,912,693)	(2,458,216)
Net decrease from distributions	(20,284,761)	(20,748,232)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	3,337,016	3,817,799
Issuance of Class C units	1,756,760	1,976,294
Issuance of Class I units	2,039,900	3,268,329
Issuance of Class W units	-	211,000
Issuance of Class Y units	420,000	665,000
Issuance of Class Z units	20,000,000	50,740,978
Repurchase of units	(10,076,392)	(11,436,486)
Distribution and other fees	450,000	521,000
Offering costs	(26,690)	(54,616)
Net (decrease) increase from capital transactions	17,900,594	49,709,298
NET INCREASE IN NET ASSETS	12,488,274	44,485,341
Net assets at beginning of period	360,070,359	321,356,737
Net assets at end of period	$372,558,633	$365,842,078

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,872,441	$15,524,275
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(19,675,000)	(158,321,660)
Maturity of investments	51,589,499	152,193,402
Payment-in-kind interest	(6,616,741)	(3,170,529)
Net change in unrealized depreciation on investments	2,250,398	2,799,824
Foreign exchange loss	5,717	10,177
Accretion of discounts on investments	(620,736)	(467,314)
Changes in assets and liabilities:
Increase in interest receivable	(4,401,220)	(5,493,453)
Increase in due from affiliates	—	(242,917)
Decrease in other assets	82,041	42,797
Increase in due to unitholders	81,286	93,547
(Decrease) increase in management and incentive fees payable	(372,534)	446,729
Increase in other payables	311,777	1,222,713
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,506,928	4,637,591
Cash flows from financing activities
Net proceeds from issuance of units	20,411,740	53,091,402
Distributions paid to unitholders	(13,142,825)	(13,160,235)
Payments of offering costs	(26,690)	(54,616)
Repurchase of units	(10,414,105)	(9,819,799)
Repayments of notes payable	(27,875,000)	(100,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,046,880)	29,956,752
TOTAL INCREASE IN CASH	6,460,048	34,594,343
Cash at beginning of period	8,101,629	9,641,457
Cash at end of period	$14,561,677	$44,235,800
Supplemental information
Cash paid for interest during the period	$1,861,032	$805,201
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$7,141,936	$7,587,997
Change in accrual of distribution and other fees	$(450,000)	$(521,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2019

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,812,837	0.8%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	2,888,790	N/A	2,798,000	2,798,000	0.8%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	3,930,724	N/A	3,930,724	3,930,724	1.1%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.7%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,891,820	N/A	15,891,820	15,891,820	4.3%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2021	15,000,000	N/A	15,000,000	15,000,000	4.0%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	23,803,778	N/A	23,803,778	23,803,778	6.4%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.8%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,465,132	N/A	4,465,132	4,465,132	1.2%
Total Senior Secured Term Loans									85,580,750	85,542,291	23.1%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/24/2022	17,577,426	75%	17,577,426	17,577,426	4.7%
Brazil	Other Investments (6), (21)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,702,208	42%	5,625,819	5,645,152	1.5%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	12,715,393	88%	12,715,393	12,715,393	3.4%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11), (21)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/4.00% PIK	0.0%	10/15/2023	19,606,643	76%	19,448,794	19,619,953	5.3%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	7.00% Cash/6.00% PIK	0.0%	1/23/2021	8,402,228	5%	8,548,166	8,548,166	2.3%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.2%
Ghana	Other Investments (13)	Electric Services	Power Producer	12.04%	0.0%	8/31/2022	1,527,237	14%	1,527,237	1,527,237	0.4%
Ghana	Gas Naturel Southwest Ghana Ltd. (7)	Gas Transmission and Distribution	LNG Infrastructure Developer	15.03% - 15.59%	0.0%	6/13/2021	18,645,733	100%	18,645,733	18,645,733	5.0%
Jersey	Africell Holding Limited (30)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	18,145,000	16%	17,746,000	17,746,000	4.8%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.88% Cash/4.00% PIK	0.0%	3/31/2023	13,368,381	46%	13,368,381	13,368,381	3.6%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,664,226	100%	16,602,619	16,602,619	4.5%
Netherlands	Other Investments	Motor Vehicle Parts and Accessories	Wheel Manufacturer	15.00%	0.0%	8/20/2021	8,275,000	44%	8,275,000	8,543,147	2.3%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.94%	0.8%	9/16/2020	12,743,503	100%	12,743,503	12,743,503	3.4%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	2,033,797	27%	2,004,159	2,004,159	0.5%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	13.50%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00% - 12.23%	0.0%	11/1/2019 - 8/27/23	3,306,979	73%	3,306,979	3,306,979	0.9%
Total Senior Secured Term Loan Participations									182,675,209	183,133,848	49.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,839,958	2.6%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,991,915	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,616,725	1.8%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,655,875	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42%	0.0%	8/31/2019	10,413,683	72%	10,413,683	10,102,414	2.7%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.3%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Other Investments (9),(26)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	12/28/2019 - 2/9/2020	15,000,000	N/A	15,000,000	15,000,000	4.0%
Hong Kong	Other Investments (8), (29)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00% - 14.00%	0.0%	12/20/2019	9,500,000	26%	9,500,000	9,500,000	2.5%
Mauritius	Other Investments (9), (28)	Groceries and Related Products	Vanilla Exporter	12.89%	0.0%	7/14/2019	468,756	16%	468,756	468,756	0.1%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,530,616	2.0%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	16.77%	0.0%	8/31/2019	755,466	25%	755,466	755,466	0.2%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	16.77%	0.0%	8/31/2019	920,634	14%	920,634	920,634	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
United Arab Emirates	Global Pharma Intelligence Sarl (7), (17)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participations									81,741,550	72,192,157	19.1%
Short Term Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	4,101,805	1.1%
Total Short Term Investments									6,000,000	4,101,805	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$355,997,509	$346,050,323

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
10

Two-thirds and one-third of the principal and accrued interest to be paid on the 30th and 42nd months after original drawdown date of 8/10/2017, respectively. Subsequently to 9/30/2019, $1.8 million was received as partial repayment. .

11	Cash interest paid monthly. Principal, including PIK interest, to be repaid in equal monthly installments starting in October 2020.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	In October 2017, this investment was refinanced from a trade finance participation to a term loan participation and the maturity dates were extended to 8/31/2022.
14	Quarterly interest payments. Principal payments of 30% of total principal balance disbursed to be repaid on 6/30/2020 and 6/30/2021, with the remaining principal to be paid at maturity.
15	Interest accrues at a variable rate of one-month London Interbank Offered Rate (“Libor”) + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 8/15/2021. This investment was removed from the Watch List on April 1, 2019.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
19

This investment was originally classified as an investment in a credit facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a fund advised by The International Investment Group L.L.C. (“IIG”).   During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participations to short term investments. Please see Note 3 for additional information.

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
27

During the third quarter of 2019, the maturity dates of these investments were extended to 8/31/2019. The Company has further extended the maturity dates of these investments during the fourth quarter of 2019 to 4/30/2020.

28	This investment was repaid in full in October 2019.
29

During the third quarter of 2019, the maturity dates of these investments were extended to 12/20/2019. The sub-advisor and the borrower are in discussions regarding principal repayment and a conclusion is expected in the following quarter.

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
19

This investment was originally classified as an investment in a credit facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a fund advised by The International Investment Group L.L.C. (“IIG”).   During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participations to short term investments. Please see Note 3 for additional information.

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

September 30, 2019

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

TriLinc Global, LLC (the “Sponsor”) is the sponsor of the Company and employs staff who operate both the Advisor and the Company. Until July 2019, the Sponsor owned 85% of the units of the Advisor and Strategic Capital Advisory Services, LLC (“SCAS”) owned 15% of the Advisor, and was considered an affiliate of the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies. In July 2019, the Sponsor acquired SCAS’ 15% ownership interest in the Advisor. As a result, the Sponsor now owns 100% of the Advisor and SCAS is no longer considered to be an affiliate of the Company.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to September 30, 2019, the Company raised an additional $87,741,000 pursuant to a private placement and $25,932,000 pursuant to the DRP for total gross proceeds of $475,449,000 as of September 30, 2019.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of September 30, 2019, the Company’s subsidiaries are as follows:

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

Through September 30, 2019, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2019.

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

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At September 30, 2019, eight portfolio companies were on non-accrual status with an aggregate fair value of $33,715,685 or 9.7% of the fair value of the Company’s total investments. At December 31, 2018, six portfolio companies were on non-accrual status with an aggregate fair value of $30,562,415 or 8.2% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $1,177,023 and $3,419,981, respectively for the three and nine months ended September 30, 2019. Interest income not recorded relative to the original terms of the loans to companies on non-accrual status amounted to approximately $1,002,067 and $2,052,814, respectively for the three and nine months ended September 30, 2018.

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

3.	The audit committee of the Company’s board of managers reviews and discusses the preliminary valuation prepared by the Advisor and any report rendered by the independent valuation firm; and
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

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, the Company may use a collateral based approach (also known as a liquidation or net recovery approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

•	Macro-economic factors that are relevant to the investment or the underlying borrower
•	Industry factors that are relevant to the investment or the underlying borrower
•	Historical and projected financial performance of the borrower based on most recent financial statements
•	Borrower draw requests and payment track record
•	Loan covenants, duration and drivers
•	Performance and condition of the collateral (nature, type and value) that supports the investment
•	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
•	For participations, the Company’s ownership percentage of the overall facility
•	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized
•	Applicable global interest rates
•	Impact of investments placed on non-accrual status

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three months and nine months ended September 30, 2019, the Company earned and capitalized PIK interest of $2,714,393 and $6,616,741, respectively. For the three and nine months ended September 30, 2018, the Company earned and capitalized PIK interest of $1,306,165 and $3,170,529, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2019, the estimated unpaid distribution fees for Class C units amounted to $743,000, the unpaid dealer manager fees for Class I units amounted to $35,000 and the unpaid dealer manager and service fees for Class W units amounted to $2,000.

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

As of September 30, 2019, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2015.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2019, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of September 30, 2019, under GAAP, the Company has recorded a liability in the amount of $780,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

The Company is not required to determine its net asset value per unit under GAAP and therefore, its determination of net asset value per unit for Class C units, Class I units and Class W units varies from GAAP.  The Company does not deduct the liability for estimated future distribution fees in its calculation of net asset value per unit for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the net asset value per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the net asset value per unit for Class W units. The Company believes this approach is consistent with the industry standard and appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of September 30, 2019, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.105, which is different than the net asset value per unit of $8.09 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of $0.122 per unit from the net asset value per unit of $8.227 as of December 31, 2018 and a decreased of $0.246 per unit from the net asset value per unit of $8.351 as of September 30, 2018. The decrease in net asset value per unit was primarily due to the Company having recorded approximately $8.1 million and $2.3 million in unrealized depreciation on its investments during the year ended December 31, 2018 and the nine months ended September, 2019, respectively.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2019 and 2018.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of September 30, 2019, the Sponsor has incurred approximately $596,000 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  Through September 30, 2019, the Company has reimbursed an aggregate amount of $87,159 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

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

The Company did not meet the Reimbursement Hurdle for the quarters ended September 30, 2019 and 2018. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarters ended September 30, 2019 and 2018. As of September 30, 2019, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 was originally effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. In October 2019, the FASB extended the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company believes that the adoption of ASU 2018-13 will not have a material impact on its consolidated financial statements.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to seven of the twelve investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. In addition, as of September 30, 2019, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At September 30, 2019, the Company’s largest loan by value was $23,803,778 or 6.9% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s 5 largest loans by value comprised 27.9% of the Company’s portfolio at September 30, 2019. Participation in loans amounted to 73.6% of the Company’s total portfolio at September 30, 2019.  As of September 30, 2019, approximately $255,626,000 or 74.1% of the Company’s investments had a maturity date of more than 12 months.

Note 3. Investments

As of September 30, 2019, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$85,580,750	$85,542,291	24.7%
Senior secured term loan participations	182,675,209	183,133,848	52.9%
Senior secured trade finance participations	81,741,550	72,192,157	20.9%
Short term investments	6,000,000	4,101,805	1.2%
Equity warrants	-	1,080,222	0.3%
Total investments	$355,997,509	$346,050,323	100.0%

As of December 31, 2018, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$88,858,707	$88,858,707	23.8%
Senior secured term loan participations	189,157,819	189,157,819	50.7%
Senior secured trade finance participations	88,983,961	80,236,312	21.5%
Short term investments	14,132,683	13,644,683	3.7%
Equity warrants	-	1,080,222	0.3%
Total investments	$381,133,170	$372,977,743	100.0%

Participations

The majority of the Company’s investments are in the form of participation interests (“Participations”).  Participations are interests in financing facilities originated by one of the Company’s sub-advisors. Participations may be interests in one specific loan or trade finance transaction, several loans or trade finance transactions under a facility, or may be interests in an entire facility.  The Company’s rights under Participations include, without limitation, all corresponding rights in payments, collateral, guaranties, and any other security interests obtained by the respective sub-advisor in the underlying financing facilities.

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of September 30, 2019.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of September 30, 2019 and December 31, 2018 amounted to $2,583,523 and $2,413,894, respectively. The Company’s interest receivable balances at September 30, 2019 and December 31, 2018 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). As of September 30, 2019 and December 31, 2018, the Company had twelve Watch List investments. The Company’s investment in Kinder Investment Ltd. was removed from the Watch List as of April 1, 2019. In the third quarter of 2019, the Company’s investment in Producam SA was added to the Watch List.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG was the sub-advisor with respect to seven of the twelve investments that the Company has deemed Watch List investments.  The Company is aware that IIG has substantially wound down its business. Further, the Company has learned that IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund that was advised by IIG from whom the Company purchased certain Participations as described below, has been placed into bankruptcy proceedings in Curacao involuntarily by certain of its equity investors. The Company determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG was the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.  The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.  Accordingly, the summaries of the investments for which IIG was the sub-advisor may not be up-to-date or complete. The Company has updated the summaries to the best of its knowledge and has requested updated and accurate reporting with respect to each investment from IIG, but IIG has not provided the information to the Company. Please see Note 5 – Contingences for a description of an arbitration proceeding the Company has filed against IIG.

Given IIG’s failure to fulfill its obligations as a sub-advisor, the Company, with the authorization of its board of managers, engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of certain material investments described below. Specifically, for the quarter ended September 30, 2019, the Company asked the independent valuation firm to perform the limited procedures on certain Watch List investments that the Company deemed to be material and are more specifically described below under the captions, “—Algodonera Avellaneda S.A.”, “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, “—IIG Trade Opportunities Fund B.V. Receivable”, “—Compania Argentina de Granos”, and “—Sancor Cooperativas Unidas Limitada”.  In addition, for the quarter ended September 30, 2019, the Company asked the independent valuation firm to perform the limited procedures on the investments described below under the caption “—Mac Z Group SARL” for which Scipion (defined below) is the sub-advisor and “—Producam SA” for which AMC (defined below) is the sub-advisor.  These seven investments comprise approximately 11.9% of the total investments at fair value as of September 30, 2019, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith. Set forth below is a summary table and description of the Company’s Watch List investments for which IIG was the sub-advisor, followed by a description of the investments for which other parties act as sub-advisor.

IIG was the sub-advisor for the following Watch List Investments as of September 30, 2019:

Portfolio Company	Principal balance	Fair value	Accrued interest	Valuation technique
Procesos Fabriles S.A.	$881,800	$10,504	$—	Collateral based approach
Algodonera Avellaneda S.A.	6,000,000	3,655,875	778,500	Hybrid income/collateral based approach
IIG TOF B.V. receivable	6,000,000	4,101,805	572,000	Hybrid income/collateral based approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay .	9,000,000	6,616,725	264,500	Hybrid income/collateral based approach
Compania Argentina de Granos S.A.	12,500,000	9,839,958	—	Income approach
Sancor Cooperativas Unidas Ltda	6,000,000	4,991,915	442,805	Hybrid income/collateral based approach
Functional Products Trading S.A.	1,326,687	1,269,586	220,882	Income approach
Total	$41,708,487	$30,486,368	$2,278,687

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG TOF N.V., a fund advised by the Company’s sub-advisor, IIG, with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  Based on information provided by IIG in 2018, the Company’s existing Participation in this trade finance facility was near the final stages of being restructured to a Participation in a term loan. However, as noted above, the Company has learned that IIG TOF N.V. has been placed into bankruptcy proceedings in Curacao involuntarily by certain of its equity investors. Given these bankruptcy proceedings and the Company’s ongoing legal dispute with IIG, the Company believes it is unlikely the restructuring will happen.

As of the date of this filing, completion of restructuring is unlikely, and, as such, the Company has valued this investment utilizing the collateral based approach, in accordance with its valuation policy. The fair value reflects a significant discount based upon the Company’s belief that liquidation of collateral will ultimately be required, complicated by the bankruptcy proceedings and the Company’s ongoing legal dispute with IIG. The Company placed this position on non-accrual status as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2019 amounted to $27,832 and $82,588, respectively. Interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $27,832 and $82,588, respectively.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of IIG TOF N.V that was advised by IIG, with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines.

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

The Company has been informed by IIG’s legal counsel that the commercial court proceedings have been terminated due to the parties having reached a settlement.  The Company has also been told by IIG’s legal counsel that the settlement proceeds have been placed in an escrow account, however, the Company has not received a copy of the settlement agreement, does not know the amount received in the settlement, and does not know when or if it will receive any of the settlement proceeds.  Accordingly, the Company does not know with certainty any amount that it may receive from the settlement.

Given that a settlement has been reached, as described above, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amounts that may be recoverable by the Company from the settlement. Taking the factors described above into consideration, the Company believes, that as of September 30, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach. The Company has placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2019 amounted to $138,000 and $409,500, respectively.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie Commercial S.A. (“Nacadie”) as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is an Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received three interest payments under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  During the third quarter of 2018, IIG informed the Company that although it had reviewed its books and records, it could not locate all of the original documents requested by the Company.  In connection with its review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Quarterly Report on Form 10-Q.

Given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V and taking the factors described above into consideration, the Company believes, that as of September 30, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach.  Although a senior executive at IIG agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  As noted above, the Company has filed an arbitration proceeding against IIG asserting multiple claims, including claims related to IIG’s failure to repay the Company for this participation. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company, which risk is enhanced by the fact that IIG has substantially wound down its business, as well as the uncertainty of the ultimate resolution of the Company’s legal dispute with IIG. The Company placed this receivable on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $134,167 and $398,125 for the three and nine months ended September 30, 2019, respectively.

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

Starting with the quarter ended June 30, 2018, the Company believed that the most appropriate valuation method was a combination of the collateral based approach and the income approach. The Company continued to utilize the collateral based approach due to IIG’s communications with the Company in 2018 that it was continuing to rely on the court proceedings to secure repayment, but determined to also utilize the income approach because the parties have reached a settlement as described above.

Taking the factors described above into consideration, the Company believes, that as of September 30, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, a settlement has been reached among the parties as described above; therefore, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amount that may be recoverable by the Company from the settlement. The Company determined that the most appropriate method to calculate the fair value of this investment as of September 30, 2019 is the income approach. The Company placed the Participation on non-accrual status effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2019 amounted to $264,500 and $784,875, respectively. Interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $264,500 and $784,875, respectively.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the initial Participation in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal due on June 30, 2018.

IIG previously informed the Company that it had been in active discussions with other CAGSA lenders and had sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. As noted above, IIG has substantially wound down its business, which could put the finalization of a settlement at risk, if the settlement has not already been finalized. As of the date of this report, the Company does not know if the preliminary settlement has been finalized and details of the terms of the preliminary settlement were not available.

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company decided that starting with the quarter ended June 30, 2018, the collateral based approach was a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company further modified the valuation approach for this investment to the income approach. The Company has estimated the fair value of the principal amount of this investment as of September 30, 2019 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring (including the risk that the restructuring may not be completed, given that IIG has substantially wound down its business) and the ultimate resolution of the Company’s ongoing legal dispute with IIG. Based on the information available to the Company and according to its valuation policies, the Company placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $333,819 and $990,573, respectively for the three and nine months ended September 30, 2019.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this report, the Company believes, based on reports in the media, that Sancor will be sold.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors but the Company has not received any payment since that announcement. Due to the uncertainty associated with the timing and final terms of a full asset sale, which is further made uncertain due to IIG having substantially wound down its business, the Company believes the most appropriate valuation method continues to be a hybrid of the income approach and the collateral based approach as of September 30, 2019, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding the ultimate resolution of the Company’s ongoing legal dispute with IIG.

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

IIG informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen given the bankruptcy proceedings against IIG TOF N.V. in Curacao and given that IIG has substantially wound down its business. As of September 30, 2019, the Company has estimated the fair value based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring, given the bankruptcy proceeding and IIG having substantially wound down its business. The Company placed Functional on non-accrual status, effective July 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $36,956 for the three and nine months ended September 30, 2019.

Investments through other sub-advisors

Usivale Industria E Comercio, Ltda.

As of September 30, 2019, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $285,609.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

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

As of September 30, 2019, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,812,837, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of September 30, 2019, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $35,143 and $104,283, respectively, for the three and nine months ended September 30, 2019. Interest not recorded relative to the original terms of this Participation amounted to approximately $35,143 and $104,283, respectively for the three and nine months ended September 30, 2018.

As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut, which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of September 30, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of September 30, 2019, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation was 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

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

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual status effective October 1, 2017 and interest not recorded relative to the original terms of this Participation for the three and nine months ended September 30, 2019 amounted to $206,606 and $613,081, respectively. Interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $206,606 and $613,081, respectively. The Company believes, that as of September 30, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,530,616, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of September 30, 2019, the outstanding principal balance on this Participation was $803,254 and interest had been paid in full through August 10, 2018. The accrued interest balance as of September 30, 2019 is $134,215. Repayment on this Participation has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of September 30, 2019, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility originated by the Company’s sub-advisor, AMC Trade Finance Limited (“AMC”), with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower.  As of September 30, 2019, the aggregate outstanding principal balance of these Participations was $10,413,683 and accrued interest amounted to $2,037,045. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters.  Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Producam to be $10,102,414 as of September 30, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Producam’s financial performance.

The industry composition of the Company’s portfolio, at fair market value as of September 30, 2019 and December 31, 2018, was as follows:

	As of September 30, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,652,795	3.7%	$12,167,401	3.3%
Boatbuilding and Repairing	5,645,152	1.6%	5,428,294	1.5%
Chemicals and Allied Products	15,000,000	4.3%	15,000,000	4.0%
Chocolate and Cocoa Products	10,102,414	2.9%	10,718,201	2.9%
Coal and Other Minerals and Ores	30,891,820	8.9%	30,000,000	8.0%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	—	—	6,029,026	1.6%
Consumer Products	9,457,047	2.7%	9,457,047	2.5%
Department Stores	8,548,166	2.5%	8,262,375	2.2%
Drugs, Proprietaries, and Sundries	803,254	0.2%	803,254	0.2%
Electric Services	4,325,237	1.2%	26,394,209	7.1%
Farm Products	7,256,190	2.1%	9,285,834	2.5%
Fats and Oils	3,655,875	1.1%	3,784,354	1.0%
Financial services	4,101,805	1.2%	5,906,946	1.6%
Freight Transportation Arrangement	13,368,381	3.9%	12,970,938	3.5%
Food Products	2,694,775	0.8%	6,607,713	1.8%
Gas Transmission and Distribution	18,645,733	5.4%	17,605,054	4.7%
Groceries and Related Products	468,756	0.1%	2,500,000	0.7%
Hotels and Motels	12,715,393	3.7%	16,459,362	4.4%
Land Subdividers and Developers	16,602,619	4.8%	16,083,083	4.3%
Logging	6,840,000	2.0%	6,840,000	1.8%
Meat, Poultry & Fish	6,616,725	1.9%	6,748,935	1.8%
Metals Service Centers and Offices	—	—	3,737,737	1.0%
Motor Vehicle Parts and Accessories	8,543,147	2.5%	—	—
Personal Credit Institutions	3,930,724	1.1%	5,468,186	1.5%
Petroleum and Petroleum Products	15,500,000	4.5%	15,500,000	4.2%
Programming and Data Processing	17,577,426	5.1%	13,903,662	3.7%
Refuse Systems	24,884,000	7.2%	22,447,343	6.0%
Secondary Nonferrous Metals	17,530,616	5.1%	17,632,234	4.7%
Short-Term Business Credit	4,740,000	1.4%	4,740,000	1.3%
Soap, Detergents, and Cleaning	3,306,979	1.0%	3,250,844	0.9%
Telephone and Telegraph Apparatus	9,500,000	2.7%	7,000,000	1.9%
Telephone Communications	37,365,953	10.8%	37,481,370	10.0%
Water Transportation	12,743,503	3.7%	12,728,503	3.4%
Total	$346,050,323	100.0%	$372,977,743	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$25,104,473	7.3%	$24,841,309	6.7%
Botswana	4,740,000	1.4%	4,740,000	1.3%
Brazil	26,035,415	7.5%	22,183,252	5.9%
Cabo Verde	12,715,393	3.7%	16,459,362	4.4%
Cameroon	10,102,414	2.9%	10,718,201	2.9%
Chile	4,067,586	1.2%	9,136,558	2.4%
China	-	—	10,000,000	2.7%
Colombia	23,550,677	6.8%	24,434,056	6.6%
Croatia	8,548,166	2.5%	8,262,375	2.2%
Ecuador	35,838	0.0%	35,838	0.0%
Ghana	35,672,970	10.3%	52,027,237	13.9%
Guatemala	10,504	0.0%	662,525	0.2%
Hong Kong	50,391,820	14.6%	37,000,000	9.9%
Jersey	17,746,000	5.1%	18,515,500	5.0%
Kenya	13,368,381	3.9%	12,970,938	3.5%
Malaysia	15,000,000	4.3%	15,000,000	4.0%
Mauritius	468,756	0.1%	2,500,000	0.7%
Mexico	24,884,000	7.2%	22,447,343	6.0%
Morocco	7,530,616	2.2%	7,632,234	2.0%
Namibia	16,602,619	4.8%	16,083,083	4.3%
Netherlands	8,543,147	2.5%	4,000,000	1.1%
New Zealand	6,840,000	2.0%	6,840,000	1.8%
Nigeria	14,419,603	4.2%	15,782,226	4.2%
Peru	4,465,132	1.3%	4,465,132	1.2%
Romania	2,004,159	0.6%	1,917,097	0.5%
Singapore	—	—	3,737,737	1.0%
South Africa	690,616	0.2%	6,719,642	1.8%
United Arab Emirates	803,254	0.2%	803,254	0.2%
Uganda	4,300,000	1.2%	4,300,000	1.2%
Zambia	3,306,979	1.0%	3,250,844	0.9%
N/A	4,101,805	1.2%	5,512,000	1.5%
Total	$346,050,323	100.0%	$372,977,743	100.0%

(1) All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of September 30, 2019:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$85,542,291	$—	$—	$85,542,291
Senior secured term loan participations	183,133,848	—	—	183,133,848
Senior secured trade finance participations	72,192,157	—	—	72,192,157
Short term investments	4,101,805	—	—	4,101,805
Equity warrants	1,080,222	—	—	1,080,222
Total	$346,050,323	$—	$—	$346,050,323

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2018:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$88,858,707	$—	$—	$88,858,707
Senior secured term loan participations	189,157,819			189,157,819
Senior secured trade finance participations	80,236,312	—	—	80,236,312
Short term investments	13,644,683			13,644,683
Equity warrants	1,080,222			1,080,222
Total	$372,977,743	$—	$—	$372,977,743

The following is a reconciliation of activity for the nine months ended September 30, 2019, of investments classified as Level 3:

	Fair Value at December 31, 2018	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Transfers	Fair Value at September 30, 2019
Senior secured term loans	$88,858,707	$—	$(6,711,822)	$3,433,864	$(38,458)	$—	$85,542,291
Senior secured term loan participations	189,157,819	16,175,000	(26,397,530)	3,803,613	—	394,946	183,133,848
Senior secured trade finance participations	80,236,312	2,500,000	(9,742,411)	—	(801,744)	—	72,192,157
Short term investments	13,644,683	1,000,000	(8,737,736)	—	(1,410,196)	(394,946)	4,101,805
Equity warrants	1,080,222	—	—	—	—	—	1,080,222
Total	$372,977,743	$19,675,000	$(51,589,499)	$7,237,477	$(2,250,398)	$-	$346,050,323

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2019:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$71,378,399	Income approach (DCF)	Market yield	9.0% - 16.8% (12.7%)
Senior secured trade finance participations (1)	$813,758	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$85,542,291	Income approach (DCF)	Market yield	10.0% - 14.5% (12.4%)
Senior secured term loan participations	$183,133,848	Income approach (DCF)	Market yield	11.0% - 15.9% (13.0%)
Short term investments (3)	$4,101,805	Hybrid income/collateral based approach	Market yield / value of collateral	8.75%
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A
(1)	Collateral based approach used for the following Watch List investments: Profasa and GPI. See Note 3 “Watch List Investments” for further information.
(2)

The Company used a hybrid of the collateral based approach and the income approach, using additional unobservable input including recovery rates after considering potential and ongoing litigation and expected collection period, for Sancor, Algodonera, FRIAR, and Mac Z. See Note 3 “Watch List Investments” for further information.

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

Note 5. Contingencies and Related Parties

Litigation

On April 18, 2019, the Company, through its wholly-owned subsidiary, commenced an arbitration proceeding against IIG and IIG TOF B.V., asserting claims for breach of contract, breach of fiduciary duty, conversion and unjust enrichment. These claims were related to IIG’s failure to repay the Company for certain Participations. There can be no assurance as to when or if the Company will obtain a judgment in its arbitration against IIG and IIG TOF B.V.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2019 and 2018.

Transactions

For the three months ended September 30, 2019 and 2018, the Advisor earned $1,904,766, and $1,986,846, respectively, in asset management fees and $1,489,914 and $1,480,249, respectively, in incentive fees. For the nine months ended September 30, 2019 and 2018, the Advisor earned $5,812,736 and $5,988,274, respectively, in asset management fees and $4,249,021 and $4,583,508, respectively, in incentive fees.

From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees and incentive fees on behalf of the Company and will pay the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in an aggregate amount of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2. The Company did not meet the Reimbursement Hurdle for the quarters ended September 30, 2019 and 2018 and no expenses have been recorded for the three months ended September 30, 2019 and 2018. The Company met the Reimbursement Hurdle for the quarter ended June 30, 2018 and recorded expenses of $387,000 for the quarter ended June 30, 2018.

As of September 30, 2019 and December 31, 2018, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231, was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended September 30, 2019 and 2018, the Company did not pay any dealer manager fees nor selling commissions to the Company’s dealer manager for the Company’s offerings, SC Distributors, LLC. For the nine months ended September 30, 2019 and 2018, the Company paid $0 and $6,252, respectively, in dealer manager fees and $0 and $19,270, respectively, in selling commissions to SC Distributors, LLC. These fees and commissions were paid in connection with the sale of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations

Note 6. Organization and Offering Costs

As of September 30, 2019, the Sponsor has paid approximately $17,513,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $56,500 and $72,000 of offering costs, which were incurred by the Sponsor during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company paid $26,690 and $54,616, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through September 30, 2019, the Company has reimbursed the Sponsor a total of $17,237,807 of offering and organization costs and there is a remaining balance of approximately $510,800 of offering costs that have not yet been reimbursed to the Sponsor as of September 30, 2019.

Note 7. Notes Payable

The Company notes payable consist of the following:

	September 30, 2019	December 31, 2018
	Outstanding Balance	Outstanding Balance
Promissory notes	$—	$125,000
Symbiotics facility	—	22,750,000
Christian Super promissory note	5,000,000	10,000,000
Total notes payable	$5,000,000	$32,875,000

Promissory Notes

On October 14, 2016, TGIFC issued $1.635 million in the first series of notes pursuant to a private offering of senior secured promissory notes (the “Notes”). The Notes were issued under a private offering.  The Notes issued on October 14, 2016 comprised the first series of the Notes.

The Notes had an interest rate of 3.0% per annum plus the one year LIBOR” (1.59% at the time issuance) and were payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate was determined on each issuance date and adjusted on each anniversary of the issuance date and shall not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the Note.

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

The Facility Agreement had an interest rate of 4.65% per annum plus the three month LIBOR  and interest was payable quarterly in arrears within 15 days after the end of each calendar quarter..

The entire principal balance under the Facility Agreement (and any unpaid interest) was due in one balloon payment on July 7, 2020 (the “Maturity Date”). The principal balance under the Facility Agreement may be voluntarily prepaid, in whole or in part, prior to the Maturity Date, subject to a prepayment premium of 1.00% of the prepayment amount if the voluntary prepayment is made prior to July 3, 2019.

TGIFC’s obligation under the Facility Agreement was secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. .

In July 2019, the Company repaid the entire principal balance of $22,750,000 that was due under the Facility Agreement.

Christian Super Promissory Notes

On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering (the “CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”). The CS Note was issued pursuant to a private offering targeting $25 million in the aggregate amount.

The CS Note had an interest rate of 4.0% per annum plus one-year LIBOR  and interest was payable quarterly in arrears within 15 days after the end of each calendar quarter. . The entire principal balance under the CS Note (and any unpaid interest) was due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

In September 2019, the Company repaid the entire principal amount of $5 million that was due under the CS Note.

On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes (“Series 2 Note”) to Christian Super pursuant to the CS Notes private offering. The Series 2 Note has an interest rate of 3.5% per annum plus one-year LIBOR (3.05% as of September 30, 2019) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the Series 2 Note (and any unpaid interest) is due in one balloon payment on December 18, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

   TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of September 30, 2019, the Company was in full compliance with all such representations, warranties and covenants.

For the three months ended September 30, 2019 and 2018, the Company recognized $382,138 and $504,954, respectively, in interest expense. For the nine months ended September 30, 2019 and 2018, the Company recognized $1,590,805 and $1,439,666, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2019	$—
2020	—
2021	5,000,000
Thereafter	-
$5,000,000

Note 8. Unit Capital

As of September 30, 2019, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2019, the Company recorded a liability in the aggregate amount of $780,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of September 30, 2019 is calculated based on a net asset value per Class C, Class I and Class W units of $8.134 with a distribution fee of 0.8% for Class C units, an ongoing dealer manager fee of 0.5% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2019:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	September 30,
	2018	the Period	the Period	2019
Class A units	17,966,563	406,415	(536,475)	17,836,503
Class C units	8,238,094	213,943	(374,555)	8,077,482
Class I units	10,555,022	248,452	(320,476)	10,482,998
Class W units	24,555	-	-	24,555
Class Y units	1,165,675	50,297	-	1,215,972
Class Z units	5,965,037	2,458,814	-	8,423,851
Total	43,914,946	3,377,921	(1,231,506)	46,061,361

The total of 3,377,921 units issued during the nine months ended September 30, 2019 included 869,818 units issued under the DRP at a value of $7,141,936.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the third quarter of 2019 have been made at a price equal to $8.134 for Class A units, Class C units, and Class I units, which was the net asset value per unit of each class as of March 31, 2019, the most recently disclosed net asset value at the time of repurchase.

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

During the nine months ended September 30, 2019, the Company received repurchase requests for a total of 1,231,506 units at a weighted average repurchase price per unit of $8.182 for an aggregate repurchase price of $10,076,392. As of September 30, 2019, $2,388,597 of these repurchase requests were pending processing and were completed by the Company in October 2019.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the nine months ended September 30, 2019:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2019	January 15, 2019	$0.00168675	$1,470,733	$817,483	$2,288,216
February 28, 2019	February 14, 2019	$0.00168675	1,334,317	739,318	2,073,635
March 31, 2019	March 15, 2019	$0.00168675	1,479,106	820,754	2,299,860
April 30, 2019	March 29, 2019	$0.00168675	1,434,307	770,273	2,204,580
May 31, 2019	May 8, 2019	$0.00168675	1,469,421	813,801	2,283,222
June 30, 2019	June 13, 2019	$0.00168675	1,424,690	789,115	2,213,805
July 31, 2019	July 9, 2019	$0.00168675	1,470,079	805,084	2,275,163
August 31, 2019	August 9, 2019	$0.00168675	1,508,463	809,090	2,317,553
September 30, 2019	September 10, 2019	$0.00168675	1,551,709	777,018	2,328,727
Total for 2019			$13,142,825	$7,141,936	$20,284,761

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and 2018:

	Nine months ended
	September 30,	September 30,
	2019	2018
Per unit data (1):
Net asset value at beginning of period	$8.20	$8.42
Net investment income	$0.39	$0.42
Net change in unrealized depreciation on investments	$(0.05)	$(0.06)
Net increase in net assets resulting from operations	$0.34	$0.36
Distributions	$(0.46)	$(0.48)
Net change in accrued distribution and other fees	$0.02	$0.02
Net decrease in net assets	$(0.11)	$(0.10)
Net asset value at end of period (2)	$8.09	$8.31
Total return based on net asset value	4.10%	4.22%
Net assets at end of period	$372,558,633	$365,842,078
Units Outstanding at end of period	46,061,361	43,953,995
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.25%	6.88%
Ratio of net operating expenses to average net assets	5.82%	5.68%

1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2019 and 2018 which were 44,215,313 and 43,613,730, respectively.
2

For financial statement reporting purposes under GAAP, as of September 30, 2019 and 2018, the Company recorded a liability in the amount of $780,000 and $1,374,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2019, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2019. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for October totaled $1,557,759.  With respect to unitholders participating in the Distribution Reinvestment Plan, $798,819 of the distributions for October were reinvested in units.

The Company’s board of managers has authorized the declaration of distributions for November 2019. The November distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about December 2, 2019 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

 Investments

Subsequent to September 30, 2019 through November 13, 2019, the Company funded approximately $0.6 million in new investments and received proceeds from repayment of investments of approximately $4.9 million.

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

From time to time we opportunistically seek to raise capital through sales of our common units in private placements that are exempt from registration under the Securities Act. For example, we currently are seeking to raise up to $100,000,000 in a continuous private offering of our Class Y and Class Z units that will expire on June 30, 2020, unless terminated earlier by us. To date, we have made no sales under this continuous offering.

For the nine months ended September 30, 2019, we issued 869,818 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $7,141,936. In addition, for the nine months ended September 30, 2019, we issued 2,509,111 of our units for gross proceeds of approximately $20,420,000 pursuant to a private placement. As of September 30, 2019, $49.1 million in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to September 30, 2019, we have issued an aggregate of 51,115,714 of our units, including 4,494,939 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $475,449,000 including approximately $39,269,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000, for net proceeds of $453,787,000).

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2019, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating.  We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

From our inception through December 31, 2017, under the terms of the Expense Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $16.3 million have not been reimbursed to the Sponsor as of September 30, 2019.

Portfolio and Investment Activity

During the nine months ended September 30, 2019, we invested approximately $19.7 million across six separate portfolio companies, including two new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $51.6 million.

At September 30, 2019 and December 31, 2018, the Company’s investment portfolio included 43 and 47 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2019		As of December 31, 2018
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$85,542,291	24.7%	$88,858,707	23.9%
Senior secured term loan participations	183,133,848	52.9%	189,157,819	50.7%
Senior secured trade finance participations	72,192,157	20.9%	80,236,312	21.5%
Short term investments *	4,101,805	1.2%	13,644,683	3.7%
Equity warrants	1,080,222	0.3%	1,080,222	0.3%
Total investments	$346,050,323	100.0%	$372,977,743	100.0%

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

As of September 30, 2019, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 12.7%, 13.0%, 12.4%, and 8.8%, respectively, for a weighted average yield on investments of approximately 12.7% on our total portfolio.

As of December 31, 2018, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.4%, 13.2%, 12.3%, and 10.1%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of September 30, 2019, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,812,837
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021		2,888,790	2,798,000
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	Hong Kong	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		3,930,724	3,930,724
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/27/2020		15,891,820	15,891,820
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2021		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(3)	23,803,778	24,884,000
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021		6,840,000	6,840,000
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	10.00%	8/15/2021	(2)	4,465,132	4,465,132
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	11.67%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	10.00% Cash/1.50% PIK	11/24/2022		17,577,426	17,577,426
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/4.00% PIK	12/7/2023		5,702,208	5,645,152
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	8/21/2021		12,715,393	12,715,393
Fiber Optics Network Provider	Telephone Communications	Access to Technology	Colombia	8.95% Cash/3.00% PIK	10/15/2023		19,606,643	19,619,953
Mall Operator	Department Stores	Infrastructure Development	Croatia	7.00% Cash/6.00% PIK	1/23/2021		8,402,228	8,548,166
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021		15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	12.04%	8/31/2022		1,527,237	1,527,237
LNG Infrastructure Developer	Gas Transmission and Distribution	Infrastructure Development	Ghana	15.03% - 15.59%	6/13/2021		18,645,733	18,645,733
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023		18,145,000	17,746,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	9.88% Cash/4.00% PIK	3/31/2023		13,368,381	13,368,381
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021		16,664,226	16,602,619
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	15.00%	8/20/2021		8,275,000	8,543,147
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	12.94%	9/16/2020		12,743,503	12,743,503
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	8.00% Cash/5.00% PIK	7/18/2021		2,033,797	2,004,159
Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	13.50%	12/31/2020		4,300,000	4,300,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.00% - 12.23%	11/1/2019 - 8/27/23		3,306,979	3,306,979
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	9,839,958
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,991,915
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,616,725
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,655,875
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	16.42%	8/31/2019	(4)	10,413,683	10,102,414
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	1,269,586
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019	(4)	35,838	35,838

Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(2)	881,800	10,504
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	11.50%	12/28/2019 - 2/9/2020		15,000,000	15,000,000
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00% - 14.00%	12/20/2019	(4)	9,500,000	9,500,000
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	12.89%	7/14/2019	(4)	468,756	468,756
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	7,349,626	7,530,616
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	8/31/2019	(4)	755,466	755,466
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	16.77%	8/31/2019	(4)	920,634	920,634
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(2)	785,806	690,616
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	803,254	803,254
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	4,101,805
Total Investments								$346,050,323
[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of September 30, 2019, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$803,254	0.2%
Access to Technology	64,443,379	18.6%
Inclusive Finance	8,670,724	2.5%
Infrastructure Development	62,157,063	18.0%
Recycling	32,414,616	9.4%
Responsible Consumer Goods Production	18,319,417	5.3%
Responsible Fuel Storage	15,500,000	4.5%
Responsible Industrial Goods Distribution	15,000,000	4.3%
Responsible Logistics Management	26,111,884	7.6%
Responsible Metals Distribution	25,000,000	7.2%
Responsible Natural Resources Distribution	15,891,820	4.6%
Responsible Power Generation	1,527,237	0.4%
Sustainable Agriculture & Agroprocessing	41,443,371	12.0%
Sustainable Aquaculture & Processing	35,838	0.0%
Sustainable Dairy Production	4,991,915	1.4%
Sustainable Forestry	6,840,000	2.0%
Technological Innovation	2,798,000	0.8%
Other	4,101,805	1.2%
Total	$346,050,323	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of September 30, 2019, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). As of September 30, 2019 and December 31, 2018, the Company had  twelve Watch List investments. The Company’s investment in Kinder Investment Ltd. was removed from the Watch List as of April 1, 2019. In the third quarter of 2019, the Company’s investment in Producam SA was added to the Watch List.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG was the sub-advisor with respect to seven of the twelve investments that the Company has deemed Watch List investments.  The Company is aware that IIG has substantially wound down its business. Further, the Company has learned that IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund that was advised by IIG from whom the Company purchased certain Participations as described below, has been placed into bankruptcy proceedings in Curacao involuntarily by certain of its equity investors. The Company determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG was the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.  The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.  Accordingly, the summaries of the investments for which IIG was the sub-advisor may not be up-to-date or complete. The Company has updated the summaries to the best of its knowledge and has requested updated and accurate reporting with respect to each investment from IIG, but IIG has not provided the information to the Company. Please see Note 5 – Contingences for a description of an arbitration proceeding the Company has filed against IIG.
Given IIG’s failure to fulfill its obligations as a sub-advisor, the Company, with the authorization of its board of managers, engaged a third-party, independent valuation firm, or the “independent valuation firm”.  The Company engaged the independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of certain material investments described below. Specifically, for the quarter ended September 30, 2019, the Company asked the independent valuation firm to perform the limited procedures on certain Watch List investments that the Company deemed to be material and are more specifically described below under the captions, “—Algodonera Avellaneda S.A.”, “—Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay”, “—IIG Trade Opportunities Fund B.V. Receivable”, “—Compania Argentina de Granos”, and “—Sancor Cooperativas Unidas Limitada”. In addition, for the quarter ended September 30, 2019, the Company asked the independent valuation firm to perform the limited procedures on the investments described below under the caption “—Mac Z Group SARL” for which Scipion (defined below) is the sub-advisor and “—Producam SA” for which AMC (defined below) is the sub-advisor.  These seven investments comprise approximately 11.9% of the total investments at fair value as of September 30, 2019, for which market quotations are not readily available.  The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification.  The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith. Set forth below is a summary table and description of the Company’s Watch List investments for which IIG was the sub-advisor, followed by a description of the investments for which other parties act as sub-advisor.

IIG was the sub-advisor for the following Watch List Investments as of September 30, 2019:

Portfolio Company	Principal balance	Fair value	Accrued interest	Valuation technique
Procesos Fabriles S.A.	$881,800	$10,504	$—	Collateral based approach
Algodonera Avellaneda S.A.	6,000,000	3,655,875	778,500	Hybrid income/collateral based approach
IIG TOF B.V. receivable	6,000,000	4,101,805	572,000	Hybrid income/collateral based approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay .	9,000,000	6,616,725	264,500	Hybrid income/collateral based approach
Compania Argentina de Granos S.A.	12,500,000	9,839,958	—	Income approach
Sancor Cooperativas Unidas Ltda	6,000,000	4,991,915	442,805	Hybrid income/collateral based approach
Functional Products Trading S.A.	1,326,687	1,269,586	220,882	Income approach
Total	$41,708,487	$30,486,368	$2,278,687

 Procesos Fabriles S.A.

In October 2015, the Company purchased a Participation in a trade finance facility originated by IIG TOF N.V., a fund advised by the Company’s sub-advisor, IIG, with Procesos Fabriles S.A. (“Profasa”), as the borrower. Profasa is located in Guatemala. The Participation had a maturity date of March 31, 2016. As reported in previous filings, in 2016, due to the loss of a major customer, Profasa was unable to repay the facility on the stated maturity date.

As Profasa’s financial position deteriorated, in 2017, IIG determined that a restructuring of Profasa’s business was required and, as such, IIG started taking control of Profasa’s operations.  Based on information provided by IIG in 2018, the Company’s existing Participation in this trade finance facility was near the final stages of being restructured to a Participation in a term loan. However, as noted above, the Company has learned that IIG TOF N.V. has been placed into bankruptcy proceedings in Curacao involuntarily by certain of its equity investors. Given these bankruptcy proceedings and the Company’s ongoing legal dispute with IIG, the Company believes it is unlikely the restructuring will happen.

As of the date of this filing, completion of restructuring is unlikely, and, as such, the Company has valued this investment utilizing the collateral based approach, in accordance with its valuation policy. The fair value reflects a significant discount based upon the Company’s belief that liquidation of collateral will ultimately be required, complicated by the bankruptcy proceedings and the Company’s ongoing legal dispute with IIG. The Company placed this position on non-accrual status as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2019 amounted to $27,832 and $82,588, respectively. Interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $27,832 and $82,588, respectively.

Algodonera Avellaneda S.A.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of IIG TOF N.V that was advised by IIG, with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower, and a corporate guarantee by Vicentin S.A.I.C. (“Vicentin”), an Argentine-based company that, through its subsidiaries, operates as an agro industrial company that manufactures and exports cereals and oilseeds, cotton textiles, biodiesel, concentrated grape juice, agrichemicals, feed lots and wines.

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

The Company has been informed by IIG’s legal counsel that the commercial court proceedings have been terminated due to the parties having reached a settlement.  The Company has also been told by IIG’s legal counsel that the settlement proceeds have been placed in an escrow account, however, the Company has not received a copy of the settlement agreement, does not know the amount received in the settlement, and does not know when or if it will receive any of the settlement proceeds.  Accordingly, the Company does not know with certainty any amount that it may receive from the settlement.

Given that a settlement has been reached, as described above, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amounts that may be recoverable by the Company from the settlement. Taking the factors described above into consideration, the Company believes, that as of September 30, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach. The Company has placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2019 amounted to $138,000 and $409,500, respectively.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie Commercial S.A. (“Nacadie”) as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicate that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is an Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received three interest payments under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  During the third quarter of 2018, IIG informed the Company that although it had reviewed its books and records, it could not locate all of the original documents requested by the Company.  In connection with its review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  IIG has not yet repaid the Company for this Participation as of the date of this Quarterly Report on Form 10-Q.

Given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V. and taking the factors described above into consideration, the Company believes, that as of September 30, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach.  Although a senior executive at IIG agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  As noted above, the Company has filed an arbitration proceeding against IIG asserting multiple claims, including claims related to IIG’s failure to repay the Company for this participation. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company, which risk is enhanced by the fact that IIG has substantially wound down its business, as well as the uncertainty of the ultimate resolution of the Company’s legal dispute with IIG. The Company placed this receivable on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $134,167 and $398,125 for the three and nine months ended September 30, 2019, respectively.

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

Starting with the quarter ended June 30, 2018, the Company believed that the most appropriate valuation method was a combination of the collateral based approach and the income approach. The Company continued to utilize the collateral based approach due to IIG’s communications with the Company in 2018 that it was continuing to rely on the court proceedings to secure repayment, but determined to also utilize the income approach because the parties have reached a settlement as described above.

Taking the factors described above into consideration, the Company believes, that as of September 30, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, a settlement has been reached among the parties as described above; therefore, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amount that may be recoverable by the Company from the settlement. The Company determined that the most appropriate method to calculate the fair value of this investment as of September 30, 2019 is the income approach. The Company placed the Participation on non-accrual status effective January 1, 2018 and interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2019 amounted to $264,500 and $784,875, respectively. Interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $264,500 and $784,875, respectively.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the initial Participation in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility is collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal due on June 30, 2018.

IIG previously informed the Company that it had been in active discussions with other CAGSA lenders and had sent warning letters to CAGSA in order to protect its rights under the credit facility. Additionally, IIG previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. As noted above, IIG has substantially wound down its business, which could put the finalization of a settlement at risk, if the settlement has not already been finalized. As of the date of this report, the Company does not know if the preliminary settlement has been finalized and details of the terms of the preliminary settlement were not available.

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company decided that starting with the quarter ended June 30, 2018, the collateral based approach was a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company further modified the valuation approach for this investment to the income approach. The Company has estimated the fair value of the principal amount of this investment as of September 30, 2019 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring (including the risk that the restructuring may not be completed, given that IIG has substantially wound down its business) and the ultimate resolution of the Company’s ongoing legal dispute with IIG. Based on the information available to the Company and according to its valuation policies, the Company placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $333,819 and $990,573, respectively for the three and nine months ended September 30, 2019.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this report, the Company believes, based on reports in the media, that Sancor will be sold.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors but the Company has not received any payment since that announcement. Due to the uncertainty associated with the timing and final terms of a full asset sale, which is further made uncertain due to IIG having substantially wound down its business, the Company believes the most appropriate valuation method continues to be a hybrid of the income approach and the collateral based approach as of September 30, 2019, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding the ultimate resolution of the Company’s ongoing legal dispute with IIG.

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

IIG informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen given the bankruptcy proceedings against IIG TOF N.V. in Curacao and given that IIG has substantially wound down its business. As of September 30, 2019, the Company has estimated the fair value based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring, given the bankruptcy proceeding and IIG having substantially wound down its business. The Company placed Functional on non-accrual status, effective July 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $36,956 for the three and nine months ended September 30, 2019.

Investments through other sub-advisors

Usivale Industria E Comercio, Ltda.

As of September 30, 2019, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $285,609.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.

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

As of September 30, 2019, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,812,837, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of September 30, 2019, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $35,143 and $104,283, respectively, for the three and nine months ended September 30, 2019. Interest not recorded relative to the original terms of this Participation amounted to approximately $35,143 and $104,283, respectively for the three and nine months ended September 30, 2018.

As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut, which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of September 30, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of September 30, 2019, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation was 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

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

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual status effective October 1, 2017 and interest not recorded relative to the original terms of this Participation for the three and nine months ended September 30, 2019 amounted to $206,606 and $613,081, respectively. Interest not recorded relative to the original terms of this participation for the three and nine months ended September 30, 2018 amounted to $206,606 and $613,081, respectively. The Company believes, that as of September 30, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach and the Company has determined the fair value of the principal amount of this investment to be $7,530,616, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of September 30, 2019, the outstanding principal balance on this Participation was $803,254 and interest had been paid in full through August 10, 2018. The accrued interest balance as of September 30, 2019 is $134,215. Repayment on this Participation has been slower than originally anticipated due to operational delays within the underlying trade. GPI has been actively working with its buyer to resolve the operational delays and it is expected be resolved in the coming quarters. Due to the uncertainty associated with the timing of repayment, the Company believes the most appropriate valuation method is the collateral based approach and has determined the fair value of the principal amount of this investment to be $803,254, as of September 30, 2019, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment.

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility originated by the Company’s sub-advisor, AMC Trade Finance Limited (“AMC”), with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower.  As of September 30, 2019, the aggregate outstanding principal balance of these Participations was $10,413,683 and accrued interest amounted to $2,037,045. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Producam to be $10,102,414 as of September 30, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Producam’s financial performance.

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income
Interest income	$10,682,816	$11,092,764	$33,024,926	$33,323,808
Interest from cash	21,592	52,940	59,278	136,106
Total investment income	10,704,408	11,145,704	33,084,204	33,459,914
Expenses
Asset management fees	1,904,766	1,986,846	5,812,736	5,988,274
Incentive fees	1,489,914	1,480,249	4,249,021	4,583,508
Professional fees	610,850	775,584	2,859,857	1,256,378
General and administrative expenses	292,711	422,456	1,250,104	1,307,687
Interest expense	382,138	504,954	1,590,805	1,439,666
Board of managers fees	64,375	54,375	193,125	163,125
Total expenses	4,744,754	5,224,464	15,955,648	14,738,638
Expense support payment to (from) Sponsor	-	-	-	387,000
Net expenses	4,744,754	5,224,464	15,955,648	15,125,638
Net investment income	$5,959,654	$5,921,240	$17,128,556	$18,334,276

Revenues

Three months ended September 30, 2019 and 2018

For the three months ended September 30, 2019 and 2018, total investment income amounted to $10,704,408 and $11,145,704, respectively.  Interest income decreased by $409,948 during the three months ended September 30, 2019 from the same period in 2018 as a result of a decrease in our weighted average investment portfolio of approximately $9,664,825 combined with a decrease in the weighted average yield of approximately 0.1% from a weighted average yield of 12.0% for the three months ended September 30, 2018 to approximately 11.9% for the three months ended September 30, 2019. The decrease in yield was primarily due to a change in the mix of investments in our portfolio and an increase in non-accrual loans.

During the three months ended September 30, 2019, $7,827,575 or 73.3% of the interest income earned came from loan and trade finance participations and $2,849,019 or 26.7% came from direct loans. In addition, we earned $21,592 in interest income on our cash balances.

During the three months ended September 30, 2018, $8,009,102 or 72.2% of the interest income earned came from loan and trade finance participations and $3,083,417 or 27.8% came from direct loans. In addition, we earned $52,940 in interest income on our cash balances.

Nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018, total investment income amounted to $33,084,204 and $33,459,914, respectively.  Interest income decreased by $298,882 during the nine months ended September 30, 2019 from the same period in 2018 as a result of an increase in our weighted average investment portfolio of approximately $9,800,864 offset by a decrease in the weighted average yield of approximately 0.4% from a weighted average yield of 12.4% for the nine months ended September 30, 2018 to approximately 12.0% for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, $24,801,361 or 75.1% of the interest income earned came from loan and trade finance participations and $8,217,344 or 24.9% came from direct loans. In addition, we earned $59,278 in interest income on our cash balances.

During the nine months ended September 30, 2018, $23,358,783 or 70.1% of the interest income earned came from loan and trade finance participations and $9,965,025 or 29.9% came from direct loans. In addition, we earned $136,106 in interest income on our cash balances.

Expenses

Three months ended September 30, 2019 and 2018

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended September 30, 2019 decreased by $407,295 to $1,350,074 from $1,757,369 for the three months ended September 30, 2018.  The decrease was primarily due to the following: 1) a decrease in interest expense of $122,816, which was attributable to a decrease in the amount of leverage outstanding, 2) a decrease in general and administrative expenses of $129,745 which was primarily attributable to a decrease in travel expenses of $66,213 and a decrease in printing expenses of $33,375 and 3) a decrease in professional fees of $164,734. Our Sponsor did not assume responsibility for any of our operating expenses for the three months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019 and 2018, the asset management fees amounted to $1,904,766 and $1,986,846, respectively. The incentive fees for the three months ended September 30, 2019 and 2018 amounted to $1,489,914 and $1,480,249, respectively.  None of the asset management fees or incentive fees for both periods ended September 30, 2019 and 2018 were assumed by our Sponsor under the Responsibility Agreement.

Nine months ended September 30, 2019 and 2018

Total operating expenses, excluding the management and incentive fees, incurred for the nine months ended September 30, 2019 increased by $1,727,035 to $5,893,891 from $4,166,856 for the nine months ended September 30, 2018.  The increase was primarily due to the following: 1) an increase in interest expense of $151,139, which was primarily attributable to the payment of $122,500 in prepayment penalty fees in connection with the repayment of the Symbiotics Facility, 2) an increase in professional fees of $1,603,479 which was primarily due to additional fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and the ongoing litigation with IIG and 3) offset by a modest decrease in general and administrative expenses of $57,583. Our Sponsor did not assume responsibility for any of our operating expenses for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019 and 2018, the management fees amounted to $5,812,736 and $5,988,274, respectively. The incentive fees for the nine months ended September 30, 2019 and 2018 amounted to $4,249,021 and $4,583,508 respectively.  None of the asset management fees or incentive fees for both periods ended September 30, 2019 and 2018 were assumed by our Sponsor under the Responsibility Agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three and nine months ended September 30, 2019 and 2018. We recorded unrealized loss of $347,218 for the three months ended September 30, 2019 and unrealized gain of $1,080,222 for the three months ended September 30, 2018. We recorded unrealized losses of $2,250,398 and $2,799,824, respectively, for the nine months ended September 30, 2019 and 2018.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2019, we had approximately $14.6 million in cash. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses.  The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2019. As of September 30, 2019, there is a remaining aggregate balance of approximately $16,273,800 in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

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

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On July 3, 2017, TGIFC entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as Lender and Symbiotics SA as Servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as Lender and Symbiotics SA as Servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of September 30, 2019, TGIFC has repaid in full the $22.75 million principal amount under the Symbiotics Facility.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of September 30, 2019, TGIFC has $5.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of September 30, 2019, we had $5,000,000 in total debt outstanding with a debt to equity ratio of 1.3%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of September 30, 2019:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$5,000,000	$-	$5,000,000	$-	$-
Total contractual obligations	$5,000,000	$-	$5,000,000	$-	$-

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0 % of the gross offering proceeds raised from the particular offering. As of September 30, 2019, there is a remaining balance of approximately $510,800 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.3 million as of September 30, 2019.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the nine months ended September 30, 2019, we paid a total of $20,284,761 in distributions, comprised of $13,142,825 paid in cash and $7,141,936 reinvested under our DRP.

The following table summarizes our distributions declared for 2019 and 2018, including the breakout between the distributions paid in cash and those reinvested pursuant to our DRP:

					Sources
Quarters ended	Amount per Unit	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows from Operating Activities	Cash Flows from Financing Activities
March 31, 2019	$0.17377	$4,284,156	$2,377,555	$6,661,711	$4,284,156	$—
June 30, 2019	$0.17570	4,328,418	2,373,189	6,701,607	4,328,418	—
September 30, 2019	$0.17764	4,530,251	2,391,192	6,921,443	4,530,251	—
Total for 2019		$13,142,825	$7,141,936	$20,284,761	$13,142,825	$-

March 31, 2018	$0.17377	$4,401,277	$2,702,524	$7,103,801	$4,401,277	$—
June 30, 2018	$0.15349	4,365,046	2,433,854	6,798,900	4,365,046	—
September 30, 2018	$0.15518	4,393,911	2,451,619	6,845,530	4,393,911	—
December 31, 2018	$0.15518	4,375,375	2,439,651	6,815,026	4,375,375	—
Total for 2018		$17,535,609	$10,027,648	$27,563,257	$17,535,609	$—

Related Party Transactions

For the nine months ended September 30, 2019 and 2018, the Advisor earned $5,812,736 and $5,988,274, respectively in asset management fees and $4,249,021 and $4,583,508, respectively, in incentive fees.

From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the

Company and will reimburse to the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amounts of $4,240,231 was due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the nine months ended September 30, 2019 and 2018, the Company paid $0 and $6,252, respectively, in dealer manager fees and $0 and $19,270, respectively, in selling commissions to SC Distributors, LLC, who previously served as the dealer manager for the Company’s offerings. These fees and commissions were paid in connection with the sale of the Company’s units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s Consolidated Statements of Operations.

Legal Proceedings

As of September 30 2019, the Company was not a party to any material legal proceedings other than as set forth below.

On April 18, 2019, the Company, through its wholly-owned subsidiary, commenced an arbitration proceeding against IIG and IIG TOF B.V., asserting claims for breach of contract, breach of fiduciary duty, conversion and unjust enrichment.  These claims are related to IIG’s failure to repay the Company for certain Participations. There can be no assurance as to when or if the Company will obtain a judgment in its arbitration against IIG and IIG TOF B.V.

Subsequent Events

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2019. These distributions were calculated based on unitholders of record for each day in an amount equal to  $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for October totaled $1,557,759.  With respect to unitholders participating in our Distribution Reinvestment Plan, $798,819 of the distributions for October were reinvested in units.

The Company’s board of managers has authorized the declaration of distributions for November 2019. The November distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about December 2, 2019 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Investments

Subsequent to September 30, 2019 through November 13, 2019, the Company funded approximately $0.6 million in new investments and received proceeds from repayment of investments of approximately $4.9 million.

Critical Accounting Policies and Use of Estimates

In preparing our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the SEC), we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies, estimates and judgments during the nine months ended September 30, 2019, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2 to our accompanying Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Our investments are currently structured with both fixed and floating interest rates. Those structured with floating rates are referenced to LIBOR and incorporate fixed interest rate floors. If rates go down, interest income will not materially decrease from current levels. To the extent that interest rates go up substantially, these investments will accrue higher amounts of income than currently being realized. Returns on investments that carry fixed rates are not subject to fluctuations in interest rates, and will not adjust should rates move up or down. The Company has determined that a 1% rise or fall in interest rates would have a less than a $200,000 impact on its quarterly net investment income.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2019.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

As of September 30, 2019, the Company was not a party to any material legal proceedings other than the legal proceeding described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings”.

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

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments and, as of September 30, 2019, we had 12 borrowers who had failed to repay principal and interest and were included on our Watch List. Seven of these borrowers have also been placed on non-accrual status. In addition, we are owed $6 million by a subsidiary of a fund advised by IIG as a result of the misapplication by IIG of an investment we made in 2017 and we have included this receivable on our Watch List. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. In addition, we have commenced an arbitration proceeding against IIG and a subsidiary of a fund advised by IIG, but there can be no assurances regarding the ultimate resolution of that legal proceeding.  Further, as a result of our ongoing legal dispute with IIG, repayment of our investments that were made through IIG as the sub-advisor may be further delayed and any repayments we may receive may be significantly lower than the amount that is owed to us.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments for more information about the Watch List and see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings for more information about the arbitration proceeding we have commenced against IIG and a fund advised by IIG.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, we sold an aggregate of 2,458,815 Class Z units to an accredited investor for an aggregate amount of $20,000,000. The Class Z units were purchased by TriLinc Global Impact Fund Cayman Feeder, Ltd., a company controlled by our sponsor and majority owned by a third party. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

Unit Repurchase Program

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we conduct quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit our unitholders’ ability to sell their units. Additionally, we have no obligation to repurchase units if the repurchase would violate the restrictions on distributions under federal law or Delaware law, and all units to be repurchased under the program must be fully transferable and not be subject to any liens or other encumbrances and free from any restrictions on transfer. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our distribution reinvestment plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

On August 9, 2019, our board of managers amended and restated our unit repurchase program in order to amend the basis on which we will honor repurchase requests in the event repurchase requests exceed the existing limitations of the program.  The amended and restated unit repurchase program took effect on September 30, 2019. Under the amended and restated unit repurchase program, if we cannot repurchase all units presented for repurchase in any quarter because of the limitations on repurchases set forth in the program, then we will honor repurchase requests in the following order of priority (unless our board of managers determines that we will not repurchase units in that quarter):

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the third quarter of 2019 were redeemed at a price equal to $8.134 per Class A unit, Class C units, and Class I unit, which was the net asset value per unit of each class as of June 30, 2019.

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

During the three months ended September 30, 2019, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
7/01/2019 - 7/31/2019	416,418	$8.160	416,418	892,446
8/01/2019 - 8/31/2019	—	—	—	892,446
9/01/2019 - 9/30/2019	—	—	—	892,446
Total	416,418	$8.160	416,418

During the three months ended September 30, 2019, we repurchased 416,418 units for a total of $3,397,973.  In addition, as of September 30, 2019, there were repurchase requests for a total of 293,656 units that were pending which were processed by the Company during July 2019 at a price of $8.134 per unit.

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

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 14, 2019	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 14, 2019	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer