Form 10-K
period 2019-12-31
TriLinc Global Impact Fund LLC
filed 2020-03-30
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

As of March 27, 2020, the Company had outstanding 17,942,311 Class A units, 8,050,863 Class C units, 10,588,159 Class I units, 24,971 Class W units, 1,572,418 Class Y units and 8,423,851 Class Z units.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2019, the Company has 13 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

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

For the years ended December 31, 2019 and 2018, we issued 1,161,349 and 1,175,826, respectively, of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $9,508,000 and $10,028,000, respectively. In addition, for the years ended December 31, 2019 and 2018, we issued 2,591,049 and 6,240,356, respectively, of our units for gross proceeds of approximately $21,084,000 and $53,117,000, respectively, pursuant to a private placement.

As of December 31, 2019, we had issued an aggregate of 51,489,456 of our units, including 4,786,470 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $478,479,000 including approximately $41,635,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000, for net proceeds of $456,817,000).

Our Dealer Manager

SC Distributors, LLC, or SC Distributors, a Delaware limited liability company formed in March 2009, served as our dealer manager for the Offering. Strategic Capital Advisory Services, LLC, or Strategic Capital, is an affiliate of SC Distributors and, until July 2019, had an equity interest in our Advisor. In July 2019, our Sponsor acquired all of Strategic Capital’s equity interest in our Advisor and Strategic Capital is no longer considered to be our affiliate. SC Distributors is a member firm of the Financial Industry Regulatory Authority, or FINRA. SC Distributors received dealer manager fees and selling commissions, and receives distribution fees and other ongoing fees with respect to certain classes of units sold while SC Distributors was the dealer manager. In addition, SC Distributors received certain reimbursements for services relating to our Offering.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered as an investment adviser with the SEC. Led by its Chief Executive Officer and President, Gloria Nelund, its  Chief Financial Officer, Mark Tipton, its Chief Operating Officer, Scott Hall, its Chief Compliance Officer, Brent VanNorman, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. TriLinc Advisors was a joint venture between our Sponsor and Strategic Capital until our Sponsor acquired Strategic Capital’s interest in the joint venture in July 2019. The purpose of the joint venture was to permit our Advisor to capitalize upon the expertise of our Sponsor’s management team as well as the experience of the executives of Strategic Capital in providing advisory services in connection with the formation, organization, registration and operation of entities similar to us. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, until July 2019, Strategic Capital was entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Amended and Restated Advisory Agreement, dated as of February 25, 2014, by and between the Company and the Advisor, as renewed through February 25, 2021 (the “Advisory Agreement”). See “Investment Advisory Agreements and Fees” section below.

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

•

The International Investment Group L.L.C. (“IIG”):Although we previously entered into a sub-advisory arrangement with IIG through TriLinc Advisors, we have determined not to make any further investments with IIG as the sub-advisor.  IIG is the sub-advisor with respect to six of the thirteen investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  We have determined not to engage in any new business with IIG due in part to IIG’s failure to provide us with complete and accurate information with respect to our investments for which IIG is the sub-advisor, the misapplication of $6 million that we had invested in 2017 and the failure to return our funds that were misapplied. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments for more information.

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

During the year ended December 31, 2019, we invested, either through direct loans or loan participations, approximately $37.8 million across 9 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and short term investments. Additionally, we received proceeds from repayments of investment principal of approximately $76.9 million. During the year ended December 31, 2018, we had invested approximately $207.0 million across 26 portfolio companies and received repayments of $166.5 million.

At December 31, 2019, our portfolio included 43 companies and was comprised of $83,353,208 or 24.5% in senior secured term loans, $180,500,425 or 53.1% in senior secured term loan participations, $71,606,458 or 21.0% in senior secured trade finance participations, and $3,758,063 or 1.1% in other investments. At December 31, 2018, our portfolio included 47 companies and was comprised of $88,858,707 or 23.8% in senior secured term loans, $189,157,819 or 50.7% in senior secured term loan participations, $80,236,312 or 21.5% in senior secured trade finance participations, and $13,644,683 or 3.7% in short term investments.

As of December 31, 2019, we had the following investments:

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,577,164
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021		1,456,161	1,383,269
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	Hong Kong	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		3,603,592	3,603,592
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/27/2020		15,891,820	15,891,820
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2021		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(3)	24,685,841	25,766,063
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/10/2021		5,612,436	5,612,436
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	10.00%	8/15/2021	(2)	4,599,086	4,599,086
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	11.67%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	10.00% Cash/1.50% PIK	11/24/2022		17,644,892	17,740,330
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/4.00% PIK	12/7/2023		5,741,741	5,695,069
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	8/21/2021		12,846,584	12,846,584
Fiber Optics Network Provider	Telephone Communications	Access to Technology	Colombia	8.95% Cash/4.00% PIK	10/15/2023		19,807,750	19,875,473
Mall Operator	Department Stores	Infrastructure Development	Croatia	7.00% Cash/6.00% PIK	1/23/2021		8,519,535	8,638,109
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	8/10/2021		15,500,000	15,500,000
Power Producer	Electric Services	Responsible Power Generation	Ghana	12.46%	7/31/2027		15,000,000	15,000,000
Electronics Assembler	Communications Equipment	Infrastructure Development	South Africa	12.00%	2/14/2020		100,000	100,000
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023		17,290,000	16,919,500
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	9.88% Cash/4.00% PIK	3/31/2023		13,505,035	13,505,035
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021		16,834,571	16,781,000
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	15.00%	8/20/2021		8,275,000	8,731,936
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	12.94%	9/16/2020		12,748,503	12,748,503
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	8.00% Cash/5.00% PIK	7/18/2021		2,059,785	2,034,188
Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	14.50%	4/30/2024		6,850,000	6,850,000
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	12.23%	8/27/2023		2,894,698	2,894,698
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	9,839,958
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,719,383
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,240,961
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	16.42%	8/31/2019	(4)	10,413,683	9,687,887

Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	1,269,586
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019	(4)	35,838	35,838
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(2)	881,800	10,504
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	11.50%	5/9/2020		16,456,270	16,456,270
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	2/29/2020	(4)	9,500,000	8,840,048
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	12.20%	5/8/2020	(4)	468,756	468,756
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	7,349,626	7,530,616
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	9.00%	4/30/2020	(4)	675,256	675,256
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	9.00%	4/30/2020	(4)	838,967	838,967
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(2)	785,806	690,616
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	803,254	803,254
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$340,298,376

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
[4]	Refer to the Consolidated Schedule of Investments in Part II, Item 8, Financial Statements, for further information about the status of this investment.

As of December 31, 2019, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$803,254	0.2%
Access to Technology	63,375,351	18.6%
Inclusive Finance	8,343,592	2.5%
Infrastructure Development	44,060,762	12.9%
Recycling	33,296,679	9.8%
Responsible Consumer Goods Production	18,259,908	5.4%
Responsible Fuel Storage	15,500,000	4.6%
Responsible Industrial Goods Distribution	15,000,000	4.4%
Responsible Logistics Management	26,253,538	7.7%
Responsible Metals Distribution	26,456,270	7.8%
Responsible Natural Resources Distribution	15,891,820	4.7%
Responsible Power Generation	15,000,000	4.4%
Sustainable Agriculture & Agroprocessing	42,548,213	12.5%
Sustainable Aquaculture & Processing	35,838	0.0%
Sustainable Dairy Production	4,719,383	1.4%
Sustainable Forestry	5,612,436	1.6%
Technological Innovation	1,383,269	0.4%
Other	3,758,063	1.1%
Total	$340,298,376	100.0%

The industrial and geographic composition of our portfolio at fair value as of December 31, 2019 and 2018 were as follows:

	As of December 31, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,417,122	3.6%	$12,167,401	3.3%
Boatbuilding and Repairing	5,695,069	1.7%	5,428,294	1.5%
Chemicals and Allied Products	15,000,000	4.4%	15,000,000	4.0%
Chocolate and Cocoa Products	9,687,887	2.8%	10,718,201	2.9%
Coal and Other Minerals and Ores	32,348,090	9.5%	30,000,000	8.0%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	100,000	—	6,029,026	1.6%
Consumer Products	9,318,469	2.7%	9,457,047	2.5%
Department Stores	8,638,109	2.5%	8,262,375	2.2%
Drugs, Proprietaries, and Sundries	803,254	0.2%	803,254	0.2%
Electric Services	16,383,269	4.8%	26,394,209	7.1%
Farm Products	9,644,313	2.8%	9,285,834	2.5%
Fats and Oils	3,398,558	1.0%	3,784,354	1.0%
Financial services	3,758,063	1.1%	5,906,946	1.6%
Freight Transportation Arrangement	13,505,035	4.0%	12,970,938	3.5%
Food Products	2,724,804	0.8%	6,607,713	1.8%
Gas Transmission and Distribution	—	0.0%	17,605,054	4.7%
Groceries and Related Products	468,756	0.1%	2,500,000	0.7%
Hotels and Motels	12,846,584	3.8%	16,459,362	4.4%
Land Subdividers and Developers	16,781,000	4.9%	16,083,083	4.3%
Logging	5,612,436	1.6%	6,840,000	1.8%
Meat, Poultry & Fish	6,240,961	1.8%	6,748,935	1.8%
Metals Service Centers and Offices	—	—	3,737,737	1.0%
Motor Vehicle Parts and Accessories	8,731,936	2.6%	—	—
Personal Credit Institutions	3,603,592	1.1%	5,468,186	1.5%
Petroleum and Petroleum Products	15,500,000	4.6%	15,500,000	4.2%
Programming and Data Processing	17,740,330	5.2%	13,903,662	3.7%
Refuse Systems	25,766,063	7.6%	22,447,343	6.0%
Secondary Nonferrous Metals	17,530,616	5.2%	17,632,234	4.7%
Short-Term Business Credit	4,740,000	1.4%	4,740,000	1.3%
Soap, Detergents, and Cleaning	2,894,698	0.9%	3,250,844	0.9%
Telephone and Telegraph Apparatus	8,840,048	2.6%	7,000,000	1.9%
Telephone Communications	36,794,973	10.8%	37,481,370	10.0%
Water Transportation	12,748,503	3.7%	12,728,503	3.4%
Total	$340,298,376	100.0%	$372,977,743	100.0%

	As of December 31, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$24,198,860	7.1%	$24,841,309	6.7%
Botswana	4,740,000	1.4%	4,740,000	1.3%
Brazil	26,012,563	7.6%	22,183,252	5.9%
Cabo Verde	12,846,584	3.8%	16,459,362	4.4%
Cameroon	9,687,887	2.9%	10,718,201	2.9%
Chile	2,652,855	0.8%	9,136,558	2.4%
China	-	—	10,000,000	2.7%
Colombia	23,479,065	6.9%	24,434,056	6.6%
Croatia	8,638,109	2.5%	8,262,375	2.2%
Ecuador	35,838	0.0%	35,838	0.0%
Ghana	30,500,000	9.0%	52,027,237	13.9%
Guatemala	10,504	0.0%	662,525	0.2%
Hong Kong	51,188,138	15.0%	37,000,000	9.9%
Jersey	16,919,500	5.0%	18,515,500	5.0%
Kenya	13,505,035	4.0%	12,970,938	3.5%
Malaysia	15,000,000	4.4%	15,000,000	4.0%
Mauritius	468,756	0.1%	2,500,000	0.7%
Mexico	25,766,063	7.6%	22,447,343	6.0%
Morocco	7,530,616	2.2%	7,632,234	2.0%
Namibia	16,781,000	4.9%	16,083,083	4.3%
Netherlands	8,731,936	2.6%	4,000,000	1.1%
New Zealand	5,612,436	1.7%	6,840,000	1.8%
Nigeria	14,262,726	4.2%	15,782,226	4.2%
Peru	4,599,086	1.4%	4,465,132	1.2%
Romania	2,034,188	0.6%	1,917,097	0.5%
Singapore	—	—	3,737,737	1.0%
South Africa	790,616	0.2%	6,719,642	1.8%
United Arab Emirates	803,254	0.2%	803,254	0.2%
Uganda	6,850,000	2.0%	4,300,000	1.2%
Zambia	2,894,698	0.9%	3,250,844	0.9%
N/A	3,758,063	1.1%	5,512,000	1.5%
Total	$340,298,376	100.0%	$372,977,743	100.0%

As of December 31, 2019, our largest investment represented approximately 6.6% of our net assets or 5.7% of our total portfolio.

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

On an annual basis, an updated impact assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. In March 2019, the Company issued its third Sustainability and Impact Report as of June 30, 2018. For our 2019 Sustainability and Impact report, the Company will also request an independent review of certain impact data therein.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2019 and 2018, we had borrowings amounting to $5,000,000 and $32,875,000, respectively. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated when we were formed.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2019 and 2018, we only had one investment, amounting to approximately $8 million, which was not denominated in U.S. Dollars and we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses incurred through December 31, 2017. From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse the Company for an additional $4,240,200 of expenses, which had been paid by the Company as of December 31, 2017.

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

During 2019, the Company did not meet the Reimbursement Hurdle for any of the quarters.  During 2018, the Company met the Reimbursement Hurdle for the quarter ended June 30, 2018 and none of the other quarters. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 were paid as expense reimbursements to the Sponsor and were recorded as expenses of the Company for the year ended December 31, 2018. As of December 31, 2019, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter. The Company cannot predict if or when this may occur.

Investment Advisory Agreements and Fees

We have agreed to pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Advisory Agreement. For the years ended December 31, 2019 and 2018, the Company incurred $7,702,572 and $7,971,062, respectively in asset management fees and $5,730,748 and $6,212,931, respectively in incentive fees to our Advisor.

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

Concentration of credit risk

At December 31, 2019, our portfolio of $340,298,376 (at fair value) included 43 companies and was comprised of $83,353,208 or 24.5% in senior secured term loans, $180,500,425 or 53.1% in senior secured term loan participations, $71,606,458 or 21.0% in senior secured trade finance participations, and $3,758,063 or 1.2% in other investments. Our largest loan by value was $24,685,841 or 7.2% of our total portfolio and provides for paid in kind (“PIK”) interest, with principal and interest due at maturity. Our 5 largest loans by value comprised 28.2% of our portfolio at December 31, 2019. Participation in loans represented 74.1% of our portfolio at December 31, 2019.

At December 31, 2019, 13 of our portfolio companies were on our watch list with an aggregate fair value of $59,366,598 or 17.4% of the fair value of the Company’s total investments. See the “Watch List Investments” section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

Pursuant to the terms of the Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses incurred from the commencement of our operations through December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $4.2 million was paid by the Company and is shown as a receivable from the Sponsor. As of December 31, 2019, $16.3 million of the $16.7 million in total operating expenses covered under the Responsibility Agreement have not been reimbursed to the Sponsor. If we fail to raise sufficient capital, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

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

A substantial portion of our investments bear interest at floating rates based on the London interbank offered rate (“LIBOR”). In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The establishment of alternative reference rates could result in interest rate decreases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

We have investments in loans that contain a PIK interest provision, including our largest loan, which made up 7.2% of our total portfolio by value as of December 31, 2019. These investments may expose us to higher risks, including the following:

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

We have invested, and will continue to invest in the future, primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of the Advisor and the respective sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investments made in, with or through these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Watch List Investments for information about investments for which we have not been provided with accurate and complete information from a prior sub-advisor, IIG, which has adversely impacted the value of certain of these investments.

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2019, 74.1% of the fair value of our investment portfolio consisted of participations in loans. As described further in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments, IIG was the sub-advisor with respect to six of the thirteen investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders.  As of December 31, 2019, 8.6% of our portfolio (by fair value) consisted of investments for which IIG was the sub-advisor, all of which, except for one borrower, are deemed Watch List investments.

The recent global outbreak of COVID-19 (more commonly referred to as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally, including the various quarantine policies being implemented in many countries, could lead to a world-wide economic downturn. Economic slowdowns or recessions could impair our borrowers and harm our operating results.

Our borrowers, as with all businesses, are susceptible to economic slowdowns or recessions and disruptions, such as the disruption and adverse impacts caused by the outbreak of the Coronavirus. These events may ultimately result in borrowers having difficulties repaying the loans in which we have invested or originated. For example, many businesses across the globe, first in Asia, then in Europe, and now in the United States, have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories in an attempt to curb the spread of the Coronavirus. Therefore, our non-performing assets, or borrowers requiring some form of forbearance, may increase and the value of our portfolio may correspondingly decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans (including loans in which we have acquired participations), which could lead to reduced recovery values should liquidation ultimately be required.

The global scope of the coronavirus pandemic and the related uncertainties, have adversely impacted many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.

Further, the business and operating results of our borrowers may be negatively impacted if a material percentage of their workforce is infected with the coronavirus or if the outbreak otherwise disrupts their management and other personnel or their ability to operate their respective businesses. Many companies across the globe have implemented policies and procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting employees to work remotely, among others. These changes may lead to disruptions and/or decrease productivity, which may reduce borrowers’ revenues and ability to debt service their loans during the period of disruption.

In addition, we rely on our Advisor to manage our day-to-day operations. The business and operations of our Advisor, our Sponsor and their affiliates may also be adversely impacted by the coronavirus outbreak. Our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting and encouraging employees to work remotely, temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion. Although we are following our business continuity plan and following directives from federal, state and municipal authorities, our executive officers and directors, as well as the employees of our Advisor and Sponsor are subject to the risk of illness or quarantine, which may negatively impact their ability to provide us services to the same degree as had been the case prior to the outbreak.

Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to health epidemics which could adversely affect our business.

Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by the Coronavirus. These effects could include disruptions or restrictions on our employees’ ability to travel, including trips to meet with sub-advisors and borrowers in other countries, which could hinder our ability to effectively oversee our investments. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of the countries where our borrowers operate their businesses.

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

In addition, pursuant to the terms of the Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses that were incurred from when we began our operations through September 30, 2017. Our Sponsor determined not to pay for any operating expenses for the fourth quarter of 2017 and periods thereafter. Commencing with distributions payable for the month of March 2018, our board of managers approved a decrease in our daily distribution rate from $0.00197808 to $0.00168675 per unit, per day (less the ongoing fees applicable to certain classes of units which reduce the amount of distributions paid to the applicable unitholders). Our Sponsor is under no obligation to pay our operating expenses in the future, and if we do not generate sufficient investment income to cover our operating expenses, our distributions to our unitholders may further be reduced. In addition, the Sponsor could demand the reimbursement of operating expenses covered by the Responsibility Agreement if and when the Company has met the Reimbursement Hurdle. Such reimbursements to the Sponsor could affect the amount of cash available to the Company to pay distributions and/or make investments.

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

As of December 31, 2019, we had not engaged in any hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

In order to achieve our investment objectives and our originally anticipated returns, we will need to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our unitholders. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected and we may be unable to pay distributions. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our unitholders. Furthermore, borrowing money for investments increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of units to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and that we will be unable to meet the other covenants or requirements of the credit agreements. In addition, our ability to pay distributions or incur additional indebtedness may be restricted by our credit agreements. If the value of our assets declines, we may be required to liquidate a portion or our entire investment portfolio and repay a portion or all of our indebtedness at a time when liquidation may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our unitholders

All of our outstanding debt is collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets and if we default on the payment our credit holders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2019, we had $5,000,000 debt outstanding with a debt to equity ratio of 1.3%.

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

As of December 31, 2019, we had $5 million in total debt, which is required to be paid in full as a balloon payment of $5 million due in December 2021.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Financing documents we enter into may contain covenants that limit our ability to make distributions under certain circumstances. In addition, provisions of our financing documents may deter us from replacing our Advisor because of the consequences under such agreements. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2019 and 2018, we did not receive any such material prepayments.

Non-payment by borrowers and acts or omissions by our sub-advisors that result in us not being repaid for our investments has and may continue to prevent us from realizing expected income and has and may continue to result in a decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. As of December 31, 2019, we had 13 borrowers who had failed to repay principal and interest and were included on our Watch List.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Watch List Investments for more information about the Watch List.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2019 and 2018, we have made loans to companies located in Argentina, Botswana, Brazil, Cabo Verde, Cameroon, Cayman Islands, Chile, China, Colombia, Croatia, Ecuador, Ghana, Guatemala, Hong Kong, Indonesia, Italy, Jersey, Kenya, Malaysia, Mauritius, Mexico, Morocco, Namibia, New Zealand, Nigeria, Peru, Romania, Singapore, South Africa, Tanzania, the United Arab Emirates, the United

Kingdom, Uganda, Uruguay, and Zambia. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include the economic disruption caused by the global outbreak of the Coronavirus and changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

As of December 31, 2019, all but one our investments are denominated in U.S. dollars. In the future, more of our investments are likely to be denominated in a foreign currency and will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but effective hedging instruments may not be available in all cases, or may not be available at economically-feasible pricing or that hedging strategies may not be effective.

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

Our success will be dependent on the performance of our sub-advisors and our sub-advisors’ failure to identify and make investments that meet our investment criteria or perform their responsibilities under the sub-advisory agreements may adversely affect our ability to realize our investment objectives.

Our Advisor employs sub-advisors in its execution of the investment strategy, not all of whom have been identified. Our ability to achieve our investment objectives will depend, in part, on our sub-advisors’ ability to identify and invest in debt and equity instruments that meet our investment criteria. Accomplishing this result on a cost-effective basis will, in part, be a function of our sub-advisors’ execution of the investment process, their capacity to provide competent and efficient services to us, and, their ability to source attractive investments. Sub-advisors are responsible for locating, performing due diligence and closing on suitable acquisitions based on their access to local markets, local market knowledge for quality deal flow and extensive local private credit experience. Our sub-advisors will have substantial responsibilities under the sub-advisory agreements. Any failure to manage the investment process effectively could have a material adverse effect on our business, financial condition and results of operations. In addition, because the sub-advisors are separate companies from our Advisor, the risk exists that our sub-advisors will be ineffective or materially underperform. In addition, the Sub-Advisory Agreements with the sub-advisors can only be terminated under specific circumstances and they do not automatically terminate upon the termination of the Advisory Agreement.

We may be unable to find suitable investments through our sub-advisors. Our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of our local sub-advisors in the identification, performance of due diligence on and acquisition of investments, the determination of any financing arrangements, and the management of our projects and assets. If our sub-advisors fail to perform according to our expectations, or if the due diligence conducted by the sub-advisors fails to reveal all material risks of the businesses of our target investments, we could be materially adversely affected. Our former sub-advisor, IIG, failed to perform all of its responsibilities under its sub-advisory agreement with us, which has had and may continue to have an adverse impact on our ability to ascertain information about certain of our investments and the value of certain of our investments.

We have paid substantial compensation to our Advisor and its affiliates. The compensation we pay to the Advisor and its affiliates may be increased by our independent managers. This compensation was not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor and its affiliates was not determined on an arm’s-length basis. A third party unaffiliated with us may be willing and able to provide certain services to us at a lower price.

In addition, subject to limitations in our operating agreement, the fees, compensation, income, expense reimbursements, interests and other payments payable to our Advisor and its affiliates may increase in the future from those previously disclosed, if such increase is approved by a majority of our independent managers.

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

The Tax Cuts and Jobs Act may Adversely Affect the Company, its Subsidiaries or Unitholders

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

Our operations may result in non-U.S. unitholders being subject to U.S. federal, state and local income and withholding tax and filing requirements.

We may generate income that is “effectively connected” with a U.S. trade or business, and, if so, a non-U.S. unitholder will generally be required to file an annual U.S. federal income tax return and pay U.S. federal income tax, in the same manner as a U.S. unitholder, with respect to such income. A U.S. federal withholding tax, at the highest applicable effective tax rate, generally will be imposed on a non-U.S. unitholder’s allocable share of such effectively connected income (whether or not such income is distributed). There also may be state or local tax withholding.  Non-U.S. investors may also be subject to the provisions of the Foreign Investment in Real Property Tax Act of 1980, as amended, which generally treats any gain or loss of a non-U.S. person that is realized in connection with the (actual or constructive) disposition of a “U.S. real property interest” as gain or loss effectively connected with a

U.S. trade or business engaged in by such non-U.S. person. A 30% U.S. “branch profits tax” will generally apply to an investment in the Company by non-U.S. unitholders that are corporations.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2019, we have incurred a cumulative total of approximately $17.2 million in offering costs which has been reimbursed to our Sponsor.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2019, the Company was not a party to any material legal proceedings other than as set forth below.

On April 18, 2019, the Company, through its wholly-owned subsidiary, commenced an arbitration proceeding against IIG and IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a fund that was advised by IIG and from whom the Company purchased certain participations, asserting claims for breach of contract, breach of fiduciary duty, conversion and unjust enrichment.  These claims are related to IIG’s failure to repay the Company for certain participations. There can be no assurance as to when or if the Company will obtain a judgment in its arbitration against IIG and IIG TOF B.V.

On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Net Asset Value

There is no public trading market for our units.

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of a third-party independent valuation firm as to the reasonableness of our internal estimates of fair value of selected loans and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation.  Our board of managers has determined our estimated net asset value, as of December 31, 2019, to be $8.024 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as compared to $8.227 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as of December 31, 2018. The decrease of $0.203 in the estimated net asset value from December 31, 2018 to December 31, 2019 resulted primarily from 1) having ten borrowers on non-accrual status, which resulted in approximately $4.8 million of interest income not recognized by us for the year ended December 31, 2019 and 2) recording approximately $4.8 million in net unrealized depreciation on our investments during the year ended December 31, 2019. Our net asset value would have decreased for all unit classes in all prior periods if the Sponsor had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. Our estimated net asset value was determined in accordance with the procedures set forth above. See Note 2 to our Consolidated Financial Statements for more information about the valuation of our investments.

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

As of March 27, 2020, there were 17,942,311 Class A units outstanding held of record by 3,841 persons, 8,050,863 Class C units outstanding held of record by 2,015 persons, 10,588,159 Class I Units outstanding held of record by 1,887 persons, 24,971 Class W units outstanding held of record by 5 persons, 1,572,418 Class Y units outstanding held of record by 105 persons, and 8,423,851 Class Z units outstanding held of record by two persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

Since July 2013, the Company has paid monthly distributions for all classes of units. For the year ended December 31, 2019 and 2018, $17,912,536 and $17,535,609, respectively, of these distributions were paid in cash and $9,507,647 and $10,027,648, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

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

For the year ended December 31, 2019, the Company had received and processed 412 repurchase requests. The Company repurchased an aggregate of 647,648 Class A units, 446,469 Class C units, and 428,915 Class I units for a total of $12,440,304.

For the year ended December 31, 2018, the Company had received and processed 331 repurchase requests. The Company repurchased an aggregate of 854,740 Class A units, 476,507 Class C units, 350,724 Class I units, and 2,368 Class Y units for a total of $14,196,267.

Repurchases for the first, second, third and fourth quarters of 2019 were repurchased at a price equal to $8.227, $8.160, $8.134 and $8.105, respectively per unit, which was the net asset value per unit of each class as of December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019, respectively, and the most recently disclosed net asset value per unit at the time of repurchase in each respective quarter.

The following table reflects the activity under our unit repurchase program during the three months ended December 31, 2019.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
10/01/2019 - 10/31/2019	416,418	$8.160	416,418	892,446
11/01/2019 -11/30/2019	—	—	—	892,446
12/01/2019 - 12/31/2019	—	—	—	892,446
Total	416,418	$8.160	416,418

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

For the period from June 12, 2013 through December 31, 2019, we issued 4,786,471 units totaling approximately $41,635,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we offered on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to our Distribution Reinvestment Plan. SC Distributors, LLC was the dealer manager for the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017.  Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through our Distribution Reinvestment Plan.

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

From time to time we opportunistically seek to raise capital through sales of our common units in private placements that are exempt from registration under the Securities Act. For example, we currently are seeking to raise up to $100,000,000 in a continuous private offering of our Class Y and Class Z units that will expire on June 30, 2020, unless terminated earlier by us or extended. To date, we have made no sales under this continuous offering.

For the year ended December 31, 2019, we issued 1,161,349 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $9,507,647. In addition, for the year ended December 31, 2019, we issued 2,591,049 of our units for gross proceeds of approximately $21,084,000 pursuant to a private placement.

For the year ended December 31, 2018, we issued 1,175,826 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $10,028,000. In addition, for year ended December 31, 2018, we issued 6,240,356 of our units for gross proceeds of approximately $53,117,000 pursuant to a private placement.

From our inception to December 31, 2019, we have issued an aggregate of 51,489,456 of our units, including 4,786,470 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $478,481,000 including approximately $41,635,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000, for net proceeds of $456,819,000). As of December 31, 2019, $46.7 million in units remained available for sale pursuant to the Distribution Reinvestment Plan.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2019, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating.  We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

From our inception through December 31, 2017, under the terms of the Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor did not assume any of our operating expenses for the years ended December 31, 2019 and 2018. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $4.2 million was paid by the Company and is shown as a receivable from the Sponsor. As of December 31, 2019, $16.3 million of the $16.7 million in total operating expenses covered under the Responsibility Agreement have not been reimbursed to the Sponsor.

Portfolio and Investment Activity

During the year ended December 31, 2019, we invested, either through direct loans or loan participations, approximately $37.8 million across 9 portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and short term investments. Additionally, we received proceeds from repayments of investment principal of approximately $76.9 million.

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

At December 31, 2019 and 2018, our investment portfolio included 43 and 47 companies, respectively and the fair value of our portfolio was comprised of the following:

	As of December 31, 2019		As of December 31, 2018
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$83,353,208	24.5%	$88,858,707	23.8%
Senior secured term loan participations	180,500,425	53.1%	189,157,819	50.7%
Senior secured trade finance participations	71,606,458	21.0%	80,236,312	21.5%
Short term and other investments *	3,758,063	1.1%	13,644,683	3.7%
Equity warrants	1,080,222	0.3%	1,080,222	0.3%
Total investments	$340,298,376	100.0%	$372,977,743	100.0%

*Short term investments are defined by us as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, (2) loans to borrowers to whom, at the time of funding, we do not expect to re-lend. Impact data is not tracked for short term investments.

As of December 31, 2019, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.7%, 12.9%, 12.5%, and 8.8%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of December 31, 2018, the weighted average yield, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.4%, 13.2%, 12.3%, and 10.1%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

Concentration Limits

We are subject to the following concentration limits as a percentage of total assets:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of December 31, 2019 and 2018, we were in compliance with all of the above concentration limits.

Watch List Investments

We monitor and review the performance of our investments and if we determine that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. We place an investment on the Watch List when we believe the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, we evaluate: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). As of December 31, 2019 and 2018, we had thirteen and twelve Watch List investments, respectively. Our investment in Kinder Investment Ltd. was removed from the Watch List as of April 1, 2019. In the third and fourth quarters of 2019, respectively, our investments in Producam SA and Conplex International Ltd. were added to the Watch List.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG was the sub-advisor with respect to seven of the twelve investments that the Company has deemed Watch List investments.  The Company is aware that IIG has substantially wound down its business. Further, the Company has learned that IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund that was advised by IIG from whom the Company purchased certain participations as described below, has been placed into bankruptcy proceedings in Curacao involuntarily by certain of its equity investors. In addition, on December 11, 2019, a subsidiary of the Company, filed an application in Amsterdam District Court to declare IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of IIG TOF N.V that also was advised by IIG and from whom the Company purchased certain participations as described below, bankrupt. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG was the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.  The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.  Accordingly, the summaries of the investments for which IIG was the sub-advisor may not be up-to-date or complete. The Company has updated the summaries to the best of its knowledge and has requested updated and accurate reporting with respect to each investment from IIG, but IIG has not provided the information to the Company. Please see Note 5 – Contingences for a description of legal proceedings the Company has filed against IIG and its affiliates.

IIG was the sub-advisor for the following Watch List Investments as of December 31, 2019:

Portfolio Company	Principal balance	Fair value	Accrued interest	Valuation technique
Procesos Fabriles S.A.	$881,800	$10,504	$—	Collateral based approach
Algodonera Avellaneda S.A.	6,000,000	3,398,558	778,500	Income approach
IIG TOF B.V. receivable	6,000,000	3,758,063	572,000	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay .	9,000,000	6,240,961	264,500	Income approach
Compania Argentina de Granos S.A.	12,500,000	9,839,958	—	Income approach
Sancor Cooperativas Unidas Ltda	6,000,000	4,719,383	442,805	Hybrid income/collateral based approach
Functional Products Trading S.A.	1,326,687	1,269,586	220,882	Income approach
Total	$41,708,487	$29,237,013	$2,278,687

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

As of the date of this filing, completion of restructuring is unlikely, and, as such, the Company has valued this investment utilizing the collateral based approach, in accordance with its valuation policy. The fair value reflects a significant discount based upon the Company’s belief that liquidation of collateral will ultimately be required, complicated by the bankruptcy proceedings and the Company’s ongoing legal dispute with IIG. The Company has placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for each of the years ended December 31, 2019 and 2018 amounted to $110,420.

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

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to two other companies (specifically, Nacadie (defined below) and FRIAR (defined below)).  The Company also learned on July 31, 2018 that the court proceedings involving IIG, Algodonera and Vicentin also included a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to Nacadie and FRIAR under the subrogation agreement. IIG had not disclosed this additional dispute and subrogation agreement to the Company.

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

Given that a settlement has been reached, as described above, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amounts that may be recoverable by the Company from the settlement. Taking the factors described above into consideration, the Company believes, that as of December 31, 2019, the most appropriate valuation method is the income approach. The Company has placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the year ended December 31, 2019 amounted to $547,500.

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

Given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V and taking the factors described above into consideration, the Company believes, that as of December 31, 2019, the most appropriate valuation method is the income approach.  Although a senior executive at IIG agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  As noted above, the Company has filed an arbitration proceeding against IIG asserting multiple claims, including claims related to IIG’s failure to repay the Company for this participation. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company, which risk is enhanced by the fact that IIG has substantially wound down its business, as well as the uncertainty of the ultimate resolution of the Company’s legal dispute with IIG. The Company has placed this receivable on non-accrual, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to $532,292 and $268,333 for the years ended December 31, 2019 and 2018, respectively.

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

Taking the factors described above into consideration, the Company believes, that as of December 31, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, a settlement has been reached among the parties as described above; therefore, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amount that may be recoverable by the Company from the settlement. The Company determined that the most appropriate method to calculate the fair value of this investment as of December 31, 2019 is the income approach. The Company placed the Participation on non-accrual effective January 1, 2018 and interest not recorded relative to the original terms of this participation for each of the years ended December 31, 2019 and 2018 amounted to $1,049,375.

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

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company decided that starting with the quarter ended June 30, 2018, the collateral based approach was a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company further modified the valuation approach for this investment to the income approach. The Company has estimated the fair value of the principal amount of this investment as of December 31, 2019 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring (including the risk that the restructuring may not be completed, given that IIG has substantially wound down its business) and the ultimate resolution of the Company’s ongoing legal dispute with IIG. Based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $1,324,392 and $667,639 for the years ended December 31, 2019 and 2018, respectively.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this report, the Company believes, based on reports in the media, that Sancor will be sold.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors but the Company has not received any payment since that announcement. Due to the uncertainty associated with the timing and final terms of a full asset sale, which is further made uncertain due to IIG having substantially wound down its business, the Company believes the most appropriate valuation method continues to be a hybrid of the income approach and the collateral based approach as of December 31, 2019, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding the ultimate resolution of the Company’s ongoing legal dispute with IIG. The Company placed Sancor on non-accrual status effective October 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $163,607 for the year ended December 31, 2019.

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

IIG informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen given the bankruptcy proceedings against IIG TOF N.V. in Curacao and given that IIG has substantially wound down its business. As of December 31, 2019, the Company has estimated the fair value based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring, given the bankruptcy proceeding and IIG having substantially wound down its business. The Company placed Functional on non-accrual status, effective July 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $73,911 for the year ended December 31, 2019.

Investments through other sub-advisors

Usivale Industria E Comercio, Ltda.

As of December 31, 2019, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $376,075. As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.  During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. Sugar price pressure continued through 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019, though principal payment was not made on schedule. The Company is currently working with Usivale’s management to optimize their financial performance in response to volatile sugar prices to better facilitate principal repayment, including engaging industry and financial consultants to that effect. As part of that effort, the Company and Usivale executed a standstill agreement for principal repayment until December 2019.

As of December 31, 2019, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,577,164, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of December 31, 2019, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $139,426 for each of the years ended December 31, 2019 and 2018.

As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut, which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of December 31, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of December 31, 2019, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

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

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for each of the years ended December 31, 2019 and 2018 amounted to   $819,687. The Company believes, that as of December 31, 2019, the most appropriate valuation method is the income approach and the Company has determined the fair value of the principal amount of this investment to be $7,530,616, accounting for primarily the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of December 31, 2019, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of December 31, 2019 is $134,215. Repayment on the Participation has been slower than originally anticipated due to operational delays within the underlying trade. GPI had been actively working with its buyer to resolve the operational delays, but the buyer has since experienced financial challenges making payment of the outstanding invoice unlikely. As such, focus has primarily shifted to pursuing a claim under GPI’s credit insurance policy which covers full outstanding principal and interest of the loan. Recovery through the insurance policy is expected to take place in the coming quarters. Due to the reliance on the cash flow from the insurance policy, the Company believes the most appropriate valuation method is the income approach and has determined the fair value of the principal amount of this investment to be $803,254, as of December 31, 2019, discounted for the uncertainty around the expected timing of repayment. The Company placed GPI on non-accrual status effective October 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $29,970 for the year ended December 31, 2019.

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility originated by the Company’s sub-advisor, AMC Trade Finance Limited (“AMC”), with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower.  As of December 31, 2019, the aggregate outstanding principal balance of these Participations was $10,413,683 and accrued interest amounted to $2,403,043. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters.  Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Producam to be $9,687,887 as of December 31, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Producam’s financial performance.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility originated by the Company’s sub-advisor, TransAsia Private Capital Ltd. (“TransAsia”), with Conplex International Ltd. (“Conplex”), a Hong Kong based international open market distributor and wholesaler of electronics products, as the borrower. As of December 31,

2019, the aggregate outstanding principal balance of these Participations was $9,500,000 and accrued interest amounted to $482,667.  Repayment on these positions has been slower than originally anticipated due to short term cash flow pressure on Conplex. TransAsia informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. TransAsia then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Conplex to be $8,840,048 as of December 31, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Conplex’s financial performance.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of our investments have up to a year or more of accrued interest receivable as of December 31, 2019.  Our interest receivable balances at December 31, 2019 and 2018 are recorded at the amounts that we expect to collect.  In addition, certain of our investment in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2019 and 2018 amounted to $2,796,466 and $2,413,894, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Investment income
Interest income	$43,428,233	$44,940,452
Interest from cash	96,897	166,414
Total investment income	43,525,130	45,106,866
Expenses
Asset management fees	7,702,572	7,971,062
Incentive fees	5,730,748	6,212,931
Professional fees	3,609,067	1,876,652
General and administrative expenses	1,509,686	1,624,974
Interest expense	1,660,095	1,964,776
Board of managers fees	257,500	217,500
Total expenses	20,469,668	19,867,895
Expense support payment to (from) Sponsor	-	387,000
Net expenses	20,469,668	20,254,895
Net investment income	$23,055,462	$24,851,971

Revenues.

For the years ended December 31, 2019 and 2018, total investment income amounted to $43,525,130 and $45,106,866, respectively. Interest income decreased by $1,512,219 during 2019, primarily as a result of a decrease in the weighted average yield of approximately 0.30% from a weighted average yield of 12.40% for 2018 to approximately 12.10% for 2019 combined with a decrease in the weighted average principal balance (at cost) of our investment portfolio of approximately $3,648,888. The decrease in yield was primarily due to a change in the mix of investments in our portfolio and an increase in non-accrual loans.

For the year ended December 31, 2019, interest income from loan participations and direct loans amounted to $32,495,008 and $10,933,226, respectively. Interest income also included $1,486,289 in fees earned.  In addition, we earned $96,897 in interest income on our cash balances.

For the year ended December 31, 2018, interest income from loan participations and direct loans amounted to $34,376,996 and $10,563,456, respectively. Interest income also included $576,202 in fees earned.  In addition, we earned $166,414 in interest income on our cash balances.

Expenses.

Total operating expenses, excluding the asset management and incentive fees, incurred for the year ended December 31, 2019 increased by $1,352,446 or 24% to $7,036,348 from $5,683,902 for the year ended December 31, 2018. The increase was primarily due to the following: 1) an increase in professional fees of $1,732,415, which was primarily due to additional fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and the ongoing litigation with IIG, offset by 2) a decrease in interest expense of $304,681, which was attributable to a decrease in the amount of leverage outstanding and 3) a decrease in general and administrative expenses of $115,288.

For the years ended December 31, 2019 and 2018, the asset management fees amounted to $7,702,572 and $7,971,062, respectively. The incentive fees for the years ended December 31, 2019 and 2018 amounted to $5,730,748 and $6,212,931, respectively.  None of the asset management fees and incentive fees for the years ended December 31, 2019 and 2018 were assumed by our Sponsor.  There are circumstances under which our Sponsor will be reimbursed for the operating expenses, including asset management fees and incentive fees, it has assumed in prior years. See “Financial Condition, Liquidity and Capital Resources” below.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the years ended December 31, 2019 and 2018, we recorded $4,809,906 and $8,096,352, respectively, in net unrealized losses. We had no realized gains or losses for the years ended December 31, 2019 and 2018.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2019, we had 22.3 million in cash. We generate cash primarily from cash flows from private placements of our units, interest, dividends and fees earned from our investments and principal repayments, and proceeds from sales of our investments and from sales of promissory notes. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses.  The Company did not meet the Reimbursement Hurdle for any quarter during 2019. As of December 31, 2019, there is a remaining aggregate balance of approximately $16,273,800 in operating expenses assumed by the Sponsor pursuant to the Responsibility

Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

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

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On July 3, 2017, TriLinc Global Impact Fund Cayman (“TGIFC”), our wholly owned subsidiary, entered into a $10.5 million facility agreement with Micro, Small & Medium Enterprises Bonds S.A. as lender and Symbiotics SA as servicer (“Symbiotics Facility”). On November 2, 2017, TGIFC entered into a second Facility Agreement to receive an additional $9.75 million in the second tranche of financing with MSMEB as lender and Symbiotics SA as servicer.  On December 5, 2017, TGIFC received an additional $2.5 million under the second tranche of financing under the Symbiotics Facility.  As of December 31, 2019, TGIFC has repaid in full the $22.75 million principal amount under the Symbiotics Facility.  For more information on this facility, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable— Symbiotics Facility.” On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of December 31, 2019, TGIFC has $5.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of December 31, 2019, we had $5,000,000 in total debt outstanding with a debt to equity ratio of 1.4%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of December 31, 2019:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$5,000,000	$—	$5,000,000	$—	$-
Total contractual obligations	$5,000,000	$—	$5,000,000	$—	$-

We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, originally dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. The current term of the Advisory Agreement ends on February 25, 2021. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) asset management and incentive fees described in Part 1, Item 1. Business – Operating Expense Responsibility Agreement and – Investment Advisory Agreements and Fees, and (ii) the reimbursement of certain expenses.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of the gross offering proceeds raised from the particular offering. As of December 31, 2019, there is approximately $520,600 in offering costs that have been paid by the Sponsor that may be reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.3 million as of December 31, 2019.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions will be made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A units, certain other Class I units, and Class Y units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. . For the year ended December 31, 2019, we paid a total of $27,420,183 in distributions, comprised of $17,912,536 paid in cash and $9,507,647 reinvested under our Distribution Reinvestment Plan. For the year ended December 31, 2018, we paid a total of $27,563,257 in distributions, comprised of $17,535,609 paid in cash and $10,027,648 reinvested under our Distribution Reinvestment Plan

Legal Proceedings

As of December 31, 2019, the Company was not a party to any material legal proceedings other than as set forth below.

On April 18, 2019, the Company, through its wholly-owned subsidiary, commenced an arbitration proceeding against IIG and IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a fund that was advised by IIG and from whom the Company purchased certain participations, asserting claims for breach of contract, breach of fiduciary duty, conversion and unjust enrichment. These claims are related to IIG’s failure to repay the Company for certain participations. There can be no assurance as to when or if the Company will obtain a judgment in its arbitration against IIG and IIG TOF B.V.

On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.  Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2019 for more information on our critical accounting policies.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue interest if there is reason to doubt the ability to collect such interest. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight line basis, which we have determined not to be materially different from the effective yield method.

We record prepayment fees for loans and debt securities paid back to us prior to the maturity date as interest income upon receipt.

We generally place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period we are pursuing repayment of the loan. Accrued interest is generally not reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in our management’s judgment, is likely to remain current over the remainder of the term.

Valuation of Investments

We account for all of our investments at fair value with changes in fair value recognized in the consolidated statement of operations. Fair value is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have categorized our investments into a three-level fair value hierarchy as discussed in Note 2.

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
2.

For all investments with a stated maturity of greater than 12 months, we engage a third-party independent valuation firm to perform certain limited procedures that we have identified and requested the independent valuation firm perform a review on the reasonableness of our internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually. In addition, the Company engaged an independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of material investments on the Watch List. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by us and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith;

3. The audit committee of our board of managers reviews and discusses the preliminary valuation prepared by the Advisor and any report rendered by the independent valuation firm; and

4.

The board of managers discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the inputs which include but are not limited to, inputs of the Advisor, the independent valuation firm and the audit committee.  Our board of managers and we are solely and ultimately responsible for the determination, in good faith, of the fair value of each investment.

Below is a description of factors that our board of managers may consider when valuing our investments.

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of our investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, we may use a collateral based approach (also known as a liquidation or net recovery approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, we determine the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  We also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that we may take into account in valuing our investments include, as applicable:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2019, the board of managers held 15 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	58	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	59	Chief Compliance Officer and Affiliated Manager
Scott T. Hall	50	Chief Operating Officer
Mark A. Tipton	60	Chief Financial Officer
Paul Sanford	44	Chief Investment Officer
Terry Otton	66	Independent Manager
Cynthia Hostetler	57	Independent Manager
R. Michael Barth	70	Independent Manager

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

R. Michael Barth, Independent Manager

R. Michael Barth has served as our Independent Manager since February 2013. Mr. Barth also served as a Managing Partner of Barth & Associates LLC, an emerging markets capital advisory and consulting firm, since January 2012. Previously, Mr. Barth held various positions with Darby Overseas Investment Ltd., a wholly owned subsidiary of Franklin Templeton Investments, including Senior Advisor in Business Development from January 2011 until January 2012, Senior Director in Business Development from January 2009 until January 2011, Senior Managing Director in Global Investment from March 2007 until January 2009 and Managing Director in Global Investment from March 2006 until March 2007. Before joining Darby, Mr. Barth spent over twenty years working for some of the most prominent development finance institutions in the world. Mr. Barth holds a Masters Degree in International Economics/International Affairs from the Johns Hopkins University, School of Advanced International Studies, and a Bachelor’s Degree in Economics from Brandeis University.

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in development and investment in the emerging markets. His qualifications to serve on the Company’s board of managers span more than 30 years of relevant experiences in development and emerging markets, including serving as Chief Executive Officer of FMO (Netherlands Development Finance Company) and Director of the Capital Markets Development Department at the World Bank and holding several senior positions at the International Finance Corporation, the private sector arm of the World Bank Group. Mr. Barth is currently Chairman of the Board of SFC Ltd, also known as AfricInvest Private Credit, and is a member of the Board of Directors of the Wananchi Group. Mr. Barth is also a member of the Investment Committees of the MPEFIII and IV funds, as well as the Supervisory Committee of the FIVE Financial Sector fund (representing KfW of Germany) – all three funds are managed by the Africinvest Group. Additionally, Mr. Barth is Senior Advisor of the Emerging Markets Private Equity Association (EMPEA), Senior Advisor to McKinsey and Company, Senior Consultant to the Asian Infrastructure Investment Bank and a member of the International Council of the Bretton Woods Committee. Previously, he held several board positions, including board positions in EMPEA, the Emerging Markets Growth Fund, Finca Microfinance Holding and Procredit.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2019, our Audit Committee had five meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Messrs. Terry Otton and R. Michael Barth and Ms. Cynthia Hostetler. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had five meetings in 2019. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

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

During 2019, we compensated each of our independent managers with an annual retainer of $70,000. In addition, we paid our independent managers fees for participating on committees of the board as follows:

•	each member of a committee of the board received a $5,000 annual retainer for each committee upon which he or she served; and
•	the chairman of the audit committee received an additional annual retainer of $20,000 and the chairman of any other committee received an additional annual retainer of $2,500.

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$100,000	—	$100,000
Cynthia Hostetler	$77,500	—	$77,500
R. Michael Barth	$80,000		$80,000

The Company did not have any outstanding equity awards as of December 31, 2019.

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

Compensation Committee Report

We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. Our independent managers have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management. Based on the independent managers’ review of the CD&A and their discussions of the CD&A with management, the independent managers recommended to the board of managers, and the board of managers has approved, that the CD&A be included in this Annual Report on Form 10-K.

INDEPENDENT MANAGERS:

Terry Otton

Cynthia Hostetler

R. Michael Barth

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2019 and 2018, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2019 and 2018, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of managers ) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this filing for each person or group that holds more than 5% of any class of our voting securities, for each manager and executive officer and for our managers and executive officers as a group. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 605, Manhattan Beach, California 90266.

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.68%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Mark Tipton	—		—
Scott Hall	—		—
Brent VanNorman	1,755	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All manager and officers as a group	340,814		0.73%
*	Amount represents less than 0.1%
(1)

Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days of the date of this report. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

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

We did not have any outstanding equity awards as of December 31, 2019.

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

Dealer Manager

Strategic Capital had an equity interest in our Advisor and was affiliated with our dealer manager for the Offering. In July 2019, our Sponsor acquired all of Strategic Capital’s equity interest in our Advisor and Strategic Capital is no longer considered to be our affiliate.

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

Related Party Transactions

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, our Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,240,200 of operating expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of $16,660,800 since our inception, may be expensed and payable by us to our Sponsor only if we satisfy the Reimbursement Hurdle. We did not meet the Reimbursement Hurdle for any quarters during 2019. Our Sponsor may demand the reimbursement of our cumulative expenses covered by the Responsibility Agreement to the extent we exceed the Reimbursement Hurdle during any quarter.

For the years ended December 31, 2019 and 2018, we paid $7,702,572 and $7,971,062, respectively, in asset management fees and $5,730,748 and $6,212,931, respectively, in incentive fees to our Advisor.

As of December 31, 2019, our Sponsor has paid approximately $17,522,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by our Sponsor on our behalf, and were reimbursed to our Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $66,300 and $15,600, respectively, of offering costs, which were incurred by our Sponsor during the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, we paid $26,690 and $54,616, respectively, in reimbursement of offering costs to our Sponsor. Such offering costs reimbursed by us have been recognized against the proceeds from the issuance of units.  Since the commencement of our operations through December 31, 2019, we have reimbursed our Sponsor a total of $17,237,807 of offering costs and organization costs and there is a remaining balance of approximately $520,600 of offering costs that have not been reimbursed to our Sponsor as of December 31, 2019.

For the year ended December 31, 2019, we did not pay any dealer manager fees nor selling commissions to SC Distributors, the dealer manager, for certain of our offerings. For the year ended December 31, 2018, we paid $6,252 in dealer manager fees and $19,270 in selling commission to SC Distributors. In addition, for the years ended December 31, 2019 and 2018, we paid SC Distributors $577,285 and $582,045, respectively in ongoing distributions fees, dealer manager fees and service fees.

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

Independent Registered Public Accounting Firm

As previously reported, on March 29, 2019, Moss Adams LLP (“Moss Adams”), our prior independent registered public accounting firm, notified our audit committee in writing that it was declining to stand for re-appointment following the conclusion of the audit and the issuance of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

On March 29, 2019, our audit committee approved the engagement of BDO USA, LLP (“BDO”) as our independent registered public accounting firm for our fiscal year ended December 31, 2019.

Audit Fees

The aggregate amount of fees billed by BDO for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal years 2019 was approximately $368,900.

The aggregate amount of fees billed by Moss Adams for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal years 2018  was approximately $447,900.

Audit Related Fees

There were no audit related fees billed by BDO or Moss Adams for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal years 2019 and 2018.

Tax Fees

There were no tax fees billed by our principal accountants for fiscal years 2019 and 2018.

All Other Fees

Moss Adams completed, under approval of the audit committee, an attestation engagement on the Company’s Impact Report whose fees was $11,000 for the year ended December 31, 2018. There were no other fees billed by BDO, Moss Adams or Deloitte Tax, LLP to the Company for fiscal years 2019 or 2018.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(1)	The following consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm (BDO) as of and for the year ended December 31, 2019
•	Report of Independent Registered Public Accounting Firm (Moss Adams) as of and for the year ended December 31, 2018
•	Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018
•	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
•	Consolidated Schedules of Investments as of December 31, 2019 and 2018
•	Notes to the Consolidated Financial Statements

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

4.1	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 09, 2018.

4.2	Fourth Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 13, 2019.

4.3*	Description of Securities Registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

10.1

Second Amended and Restated Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 25, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

10.2

Dealer Manager Agreement by and among TriLinc Global Impact Fund, LLC, TriLinc Advisors, LLC and SC Distributors, LLC, dated February 25, 2013. Incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-185676) filed with the SEC on February 25, 2013.

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

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from TriLinc Global Impact Fund LLC’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Company has determined not to include a summary.

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit-holders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of TriLinc Global Impact Fund, LLC (the “Company”) as of December 31, 2019, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a matter

As more fully described in Note 12 to the financial statements, the Company’s financial condition and results of operations may be impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020.

/s/BDO USA LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 30, 2020

Report of Independent Registered Public Accounting Firm

To the Unit-holders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC (the “Company”) as of December 31, 2018, including the consolidated schedules of investments, and the related consolidated statements of operations, consolidated changes in net assets and consolidated cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California

March 29, 2019

We served as the Company’s auditor from 2014 to 2019.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2019	2018
ASSETS
Investments owned, at fair value (amortized cost of $352,351,819 and $381,133,170, respectively)	$340,298,376	$372,977,743
Cash	22,333,304	8,101,629
Interest receivable	16,501,872	17,552,039
Due from affiliates (see Note 5)	4,240,231	4,240,231
Other assets	317,000	132,041
Total assets	383,690,783	403,003,683

LIABILITIES
Due to unitholders	1,572,295	1,431,635
Management fee payable	1,889,835	1,997,915
Incentive fee payable	1,481,726	1,769,299
Notes payable	5,000,000	32,875,000
Unit repurchases payable	2,312,031	2,726,310
Accrued distribution and other fees	647,000	1,230,000
Other payables	1,192,336	903,165
Total liabilities	14,095,223	42,933,324
Commitments and Contingencies (see Note 5)
NET ASSETS	$369,595,560	$360,070,359

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$151,476,548	$155,806,753
Net capital paid in on Class C units	67,804,541	71,492,834
Net capital paid in on Class I units	88,748,417	91,205,180
Net capital paid in on Class W units	206,243	204,847
Net capital paid in on Class Y units	11,007,080	9,562,342
Net capital paid in on Class Z units	67,590,538	49,009,520
Offering costs	(17,237,807)	(17,211,117)
Net assets (equivalent to $8.024 and $8.227, respectively per unit based on total units outstanding of 46,143,564 and 43,914,946, respectively)	$369,595,560	$360,070,359
Net assets, Class A (units outstanding of 17,861,312 and 17,966,563, respectively)	$143,313,977	$147,658,522
Net assets, Class C (units outstanding of 8,067,787 and 8,238,094, respectively)	64,117,584	67,756,677
Net assets, Class I (units outstanding of 10,468,162 and 10,555,022, respectively)	83,964,495	86,418,246
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	195,021	193,711
Net assets, Class Y (units outstanding of 1,297,897 and 1,165,675, respectively)	10,413,945	9,033,683
Net assets, Class Z (units outstanding of 8,423,851 and 5,965,037, respectively)	67,590,538	49,009,520
NET ASSETS	$369,595,560	$360,070,359

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2019	2018
INVESTMENT INCOME
Interest income	$43,428,233	$44,940,452
Interest from cash	96,897	166,414
Total investment income	43,525,130	45,106,866
EXPENSES
Asset management fees	7,702,572	7,971,062
Incentive fees	5,730,748	6,212,931
Professional fees	3,609,067	1,876,652
General and administrative expenses	1,509,686	1,624,974
Interest expense	1,660,095	1,964,776
Board of managers fees	257,500	217,500
Total expenses	20,469,668	19,867,895
Expense support payment to Sponsor	—	387,000
Net expenses	20,469,668	20,254,895
NET INVESTMENT INCOME	23,055,462	24,851,971
Net change in unrealized appreciation (depreciation) on investments	(4,809,906)	(8,096,352)
Foreign exchange loss	(1,715)	(11,907)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,243,841	$16,743,712

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.52	$0.57
EARNINGS PER UNIT - BASIC AND DILUTED	$0.41	$0.38
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	44,707,581	43,723,569

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	For the Years Ended
	December 31,	December 31,
	2019	2018
INCREASE FROM OPERATIONS
Net investment income	$23,055,462	$24,851,971
Foreign exchange (loss) gain	(1,715)	(11,907)
Net change in unrealized depreciation on investments	(4,809,906)	(8,096,352)
Net increase from operations	18,243,841	16,743,712
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(11,036,331)	(11,515,255)
Distributions to Class C unitholders	(4,906,206)	(5,261,354)
Distributions to Class I unitholders	(6,496,499)	(6,670,791)
Distributions to Class W unitholders	(14,038)	(12,955)
Distributions to Class Y unitholders	(747,194)	(719,025)
Distributions to Class Z unitholders	(4,219,915)	(3,383,877)
Net decrease from distributions	(27,420,183)	(27,563,257)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	4,440,574	4,959,452
Issuance of Class C units	2,333,446	2,587,101
Issuance of Class I units	2,727,517	3,955,520
Issuance of Class W units	-	211,000
Issuance of Class Y units	1,084,000	665,000
Issuance of Class Z units	20,000,000	50,740,978
Repurchase of units	(12,440,304)	(14,196,268)
Distribution and other fees	583,000	665,000
Offering costs	(26,690)	(54,616)
Net increase from capital transactions	18,701,543	49,533,167
NET INCREASE IN NET ASSETS	9,525,201	38,713,622
Net assets at beginning of year	360,070,359	321,356,737
Net assets at end of year	$369,595,560	$360,070,359

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2019	2018
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,243,841	$16,743,712
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Purchase of investments	(37,793,756)	(206,981,492)
Maturity of investments	77,051,815	166,485,712
Payment-in-kind interest	(10,380,892)	(4,754,257)
Net change in unrealized depreciation on investments	4,809,906	8,096,352
Foreign exchange loss	1,715	11,907
Accretion of discounts on investments	(1,007,706)	(554,566)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,048,452	(8,353,516)
Increase in due from affiliates	—	(242,917)
(Increase) decrease in other assets	(184,959)	57,062
Increase in due to unitholders	140,660	136,342
(Decrease) increase in management and incentive fees payable	(395,653)	680,267
Increase in other payables	289,171	542,423
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	51,822,594	(28,132,971)
Cash flows from financing activities
Net proceeds from issuance of units	21,077,891	53,091,399
Distributions paid to unitholders	(17,912,536)	(17,535,609)
Payments of offering costs	(26,690)	(54,616)
Repurchase of units	(12,854,584)	(13,623,031)
Repayments of notes payable	(27,875,000)	(285,000)
Proceeds from issuance of notes payable	-	5,000,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(37,590,919)	26,593,143
TOTAL INCREASE (DECREASE) IN CASH	14,231,675	(1,539,828)
Cash at beginning of year	8,101,629	9,641,457
Cash at end of year	$22,333,304	$8,101,629
Supplemental information
Cash paid for interest during the year	$1,943,615	$1,769,506
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$9,507,647	$10,027,648
Change in accrual of distribution and other fees	$(583,000)	$(665,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2019

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,577,164	0.7%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,161	N/A	1,383,269	1,383,269	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	3,603,592	N/A	3,603,592	3,603,592	1.0%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.7%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/28/2020	15,891,820	N/A	15,891,820	15,891,820	4.3%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2021	15,000,000	N/A	15,000,000	15,000,000	4.1%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	24,685,841	N/A	24,685,841	24,685,841	6.7%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/11/2021	5,612,436	N/A	5,612,436	5,612,436	1.5%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,599,086	N/A	4,599,086	4,599,086	1.2%
Total Senior Secured Term Loans									83,627,340	83,353,208	22.6%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (7), (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/24/2022	17,644,892	75%	17,644,892	17,740,330	4.8%
Brazil	Other Investments (6), (21)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,741,741	42%	5,669,936	5,695,069	1.5%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	12,846,584	88%	12,846,584	12,846,584	3.5%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11), (21)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/4.00% PIK	0.0%	10/15/2023	19,807,750	76%	19,659,665	19,875,473	5.4%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	7.00% Cash/6.00% PIK	0.0%	1/23/2021	8,519,535	5%	8,519,535	8,638,109	2.3%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.2%
Ghana	Other Investments (13)	Electric Services	Power Producer	12.46%	0.0%	11/12/2022	15,000,000	49%	15,000,000	15,000,000	4.1%
Jersey	Africell Holding Limited (28)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	17,290,000	16%	16,919,500	16,919,500	4.6%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.88% Cash/4.00% PIK	0.0%	3/31/2023	13,505,035	42%	13,505,035	13,505,035	3.7%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,834,571	100%	16,781,000	16,781,000	4.5%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	15.00%	0.0%	8/20/2021	8,275,000	44%	8,275,000	8,731,936	2.4%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.94%	0.8%	9/16/2020	12,762,670	100%	12,748,503	12,748,503	3.4%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	2,059,785	27%	2,034,188	2,034,188	0.6%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	6,850,000	100%	6,850,000	6,850,000	1.9%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	12.23%	0.0%	8/27/23	2,894,698	25%	2,894,698	2,894,698	0.8%
Total Senior Secured Term Loan Participations									179,588,536	180,500,425	49.0%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,839,958	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17), (18)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,719,383	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,240,961	1.7%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	0.9%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42%	0.0%	8/31/2019	10,413,683	72%	10,413,683	9,687,887	2.6%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.3%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Other Investments (9)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	5/4/2020	16,456,270	N/A	16,456,270	16,456,270	4.5%
Hong Kong	Conplex International Ltd. (17)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	3/31/2020	9,500,000	26%	9,500,000	8,840,048	2.4%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	12.20%	0.0%	5/8/2020	468,756	2%	468,756	468,756	0.1%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,530,616	2.0%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	9.00%	0.0%	4/30/2020	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	9.00%	0.0%	4/30/2020	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
South Africa	Other Investments (9),	Communications Equipment	Electronics Assembler	12.00%	0.0%	2/14/2020	100,000	1%	100,000	100,000	0.0%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participations									83,135,943	71,606,458	19.3%
Other Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$352,351,819	$340,298,376

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
10

Two-thirds and one-third of the principal and accrued interest to be paid on the 30th and 42nd months after original drawdown date of 8/10/2017, respectively. Subsequent to 9/30/2019, $1.8 million was received as partial repayment.

11	Cash interest paid monthly. Principal, including PIK interest, to be repaid in equal monthly installments starting in October 2020.
12	Principal and interest paid annually. The maturity date was extended to 2/28/2021 in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	Semi-annual interest payments. Semi-annual principal payment of $1.07 million starting January 31, 2021 with remaining balance due at maturity.
14	Quarterly interest payments. Principal payments of 30% of total principal balance disbursed to be repaid on 6/30/2020 and 6/30/2021, with the remaining principal to be paid at maturity.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 8/15/21. This investment was removed from the Watch List on April 1, 2019.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
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

21  Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of EBITDA after a minimum threshold has been achieved by the borrower. Funds were fully disbursed out of escrow during the first quarter 2019.

22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in March 2020.
24	Interest paid quarterly. Principal to be repaid in five equal quarterly installments starting in March 2020.
25	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
26	The maturity dates of these investments were previously extended to 1/2/2019 to 2/14/2019. During the first quarter 2019, they were further extended to December 2019 to February 2020.
27	The Company extended the maturity dates of these investments during the fourth quarter of 2019 to 4/30/2020.
28

Quarterly interest payments. Principal to start amortizing 15 months from initial utilization date (IUD) as follows: 4.5% of loan balance quarterly until IUD + 27 months, then 6.5% of loan balance quarterly until IUD + 48 months, thereafter 7.5% of loan balance quarterly until maturity.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2018

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,851,296	0.8%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	8,063,150	N/A	7,866,972	7,866,972	2.2%
China	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.8%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	5,468,186	N/A	5,468,186	5,468,186	1.5%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/27/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2020	15,000,000	N/A	15,000,000	15,000,000	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	21,367,121	N/A	21,367,121	21,367,121	5.9%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/10/2021	6,840,000	N/A	6,840,000	6,840,000	1.9%
Peru	Kinder Investments, Ltd. (16), (17)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,465,132	N/A	4,465,132	4,465,132	1.2%
Total Senior Secured Term Loans									88,858,707	88,858,707	24.7%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (5)	Programming and Data Processing	IT Service Provider	13.50%	0.0%	11/24/2022	13,903,662	75%	13,903,662	13,903,662	3.9%
Brazil	Other Investments (6)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,514,667	42%	5,428,294	5,428,294	1.5%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/5.50% PIK	0.0%	8/21/2021	16,459,362	88%	16,459,362	16,459,362	4.6%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/3.00% PIK	0.0%	10/15/2023	19,115,803	76%	18,965,870	18,965,870	5.3%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	5.50% Cash/7.50% PIK	0.0%	1/23/2021	8,034,348	5%	8,262,375	8,262,375	2.3%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.3%
Ghana	Genser Energy Ghana Ltd. (13)	Electric Services	Power Producer	12.90%	0.0%	8/31/2022	18,527,237	14%	18,527,237	18,527,237	5.1%
Ghana	Other Investments (7)	Gas Transmission and Distribution	LNG Infrastructure Developer	15.89%	0.0%	6/13/2021	17,605,054	90%	17,605,054	17,605,054	4.9%
Jersey	Africell Holding Limited (8)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	19,000,000	16%	18,515,500	18,515,500	5.1%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.95% Cash/4.00% PIK	0.0%	3/31/2023	12,970,938	46%	12,970,938	12,970,938	3.6%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,168,797	100%	16,083,083	16,083,083	4.5%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.85%	0.8%	9/16/2020	12,762,670	100%	12,728,503	12,728,503	3.5%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,958,861	27%	1,917,097	1,917,097	0.5%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	12.00%	0.0%	12/31/2020	4,300,000	100%	4,300,000	4,300,000	1.2%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.00%	0.0%	11/1/2019 - 11/16/2019	3,250,844	74%	3,250,844	3,250,844	0.9%
Total Senior Secured Term Loan Participations									189,157,819	189,157,819	52.5%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,316,105	2.6%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,991,915	1.4%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,748,935	1.9%
Argentina	Algodonera Avellaneda S.A. (17)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,784,354	1.1%
Cameroon	Other Investments (27)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42% - 17.50%	0.0%	3/27/2019	10,718,201	70%	10,718,201	10,718,201	3.0%
Chile	Functional Products Trading S.A. (17)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.4%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	662,525	0.2%
Hong Kong	Other Investments (9),(26)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	1/2/2019 - 2/14/2019	15,000,000	N/A	15,000,000	15,000,000	4.2%
Hong Kong	Other Investments (8), (29)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	1/20/2019 - 2/1/2019	7,000,000	28%	7,000,000	7,000,000	1.9%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	12.88%	0.0%	7/14/2019	2,500,000	14%	2,500,000	2,500,000	0.7%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,632,234	2.1%
Nigeria	Other Investments (9), (28)	Farm Products	Cocoa Trader	16.77%	0.0%	12/27/2018 - 3/27/2019	448,697	34%	448,697	448,697	0.1%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	16.77%	0.0%	3/27/2019	1,275,451	24%	1,275,451	1,275,451	0.4%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	16.77%	0.0%	3/27/2019	1,329,575	25%	1,329,575	1,329,575	0.4%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
South Africa	Other Investments (9), (30)	Communications Equipment	Electronics Assembler	12.00% - 13.00%	0.0%	1/7/2019 - 2/14/2019	6,029,026	60%	6,029,026	6,029,026	1.7%
United Arab Emirates	Global Pharma Intelligence Sarl (7), (17)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participations									88,983,961	80,236,312	22.5%
Short Term Investments (1)
Netherlands	Other Investments (9), (31)	Food Products	Fruit Juice Processor B	10.50%	0.0%	12/26/2018	4,000,000	16%	4,000,000	4,000,000	1.1%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Asset
Ghana	Other Investments (21)	Financial services	Funds held in escrow	15.34%	0.0%	N/A	394,946	90'%	394,946	394,946	0.1%
Singapore	Other Investments (9)	Metals Service Centers and Offices	Steel Trader	12.45%	0.0%	6/30/2019	3,737,737	100%	3,737,737	3,737,737	1.0%
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	5,512,000	1.5%
Total Short Term Investments									14,132,683	13,644,683	3.7%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$381,133,170	$372,977,743

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
2

Fees may include upfront, origination, commitment, facility and/or other fees that the borrower must contractually pay to the Company. Fees, if any, are typically received in connection with term loan transactions and are rarely applicable to trade finance transactions.

3

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10	One third of the principal and accrued interest to be paid on the 18th, 30th, and 42nd months after original drawdown date of 8/10/2017.
11	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in October 2020.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	In October 2017, this investment was refinanced from a trade finance to a term loan and the maturity dates were extended to 08/31/2022.
14	Quarterly payments of principal and interest in the amount of $2,143,500 are due starting on 2/15/2020.
15	Interest accrues at a variable rate of one-month Libor + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 8/15/21. Please refer to Note 3 for additional information.
17	Watch List investment. Refer to Note 3 for additional information.
[18]	Investment on non-accrual status.
[19]

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

[20]

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

[22]	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.

23   Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in March 2020.

24	Interest paid quarterly. Principal to be repaid in five equal quarterly installments starting in March 2020.
25	During the third quarter 2018, the maturity date of this investment was extended to 6/19/2019.
26	The maturity dates of these investments were previously extended to 1/2/2019 to 2/14/2019. During the first quarter 2019, they were further extended to 12/28/2019 to 2/9/2020.
27	During the fourth quarter 2018, the maturity dates of these investments were extended to 3/27/2019.
28	During the first quarter 2019, a portion of this investment in the amount of $147,679 that had a maturity date in December 2018 was repaid in full.

[29]	During the first quarter 2019, the maturity dates of these investments were extended to 4/10/2019 and 5/3/2019.
[30]	Partial payment of principal in the amount of approximately $1,749,000 was received during the first quarter of 2019. On April 1, 2019, the Company extended the maturity date to 6/30/2019.
[31]	$2 million of this investment was repaid during the first quarter 2019. The maturity date of the remaining $2 million principal balance was extended to 7/31/2019.

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

TriLinc Global, LLC (the “Sponsor”) is the sponsor of the Company and employs staff who operate both the Advisor and the Company. Until July 2019, the Sponsor owned 85% of the units of the Advisor and Strategic Capital Advisory Services, LLC (“SCAS”) owned 15% of the Advisor. SCAS was considered an affiliate of the Company. The Sponsor employs staff who operate both the Advisor and the Company. The Sponsor, the Advisor and SCAS are Delaware limited liability companies. In July 2019, the Sponsor acquired SCAS’ 15% ownership interest in the Advisor. As a result, the Sponsor now owns 100% of the Advisor and SCAS is no longer considered to be an affiliate of the Company.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to December 31, 2019, the Company raised an additional $88,408,000 pursuant to a private placement and $28,297,000 pursuant to the DRP for the gross proceeds of $478,481,000 as of December 31, 2019.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (the “Subsidiaries”), all of which are Cayman Islands exempted companies. In June 2016, the Company created TriLinc Global Impact Fund Cayman, Ltd. (“TGIFC”) to allow the Company to use financial leverage.  The Company transferred all of the shares of all of its Subsidiaries to TGIFC.  The Subsidiaries own all of the Company’s investments. As of December 31, 2019, the Company’s subsidiaries are as follows:

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

Through December 31, 2019, the Company has made, through its subsidiaries, loans in several countries located in Europe, South America, Asia and Africa.

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

The Company records prepayment fees for loans and debt securities paid back to the Company prior to the maturity date as interest income upon receipt.

The Company generally places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At December 31, 2019, 10 portfolio companies were on non-accrual status with an aggregate fair value of $38,261,499 or 11.2% of the fair value of the Company’s total investments. At December 31, 2018, six portfolio companies were on non-accrual status with a fair value of $30,562,415 or 8.2% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $4,791,000 and $3,055,000 respectively, for the years ended December 31, 2019 and 2018.

Valuation of Investments

The Company carries all of its investments at fair value with changes in fair value recognized in the consolidated statement of operations. Fair value is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The fair value measurement guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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
2.

For all investments with a stated maturity of greater than 12 months, the Company has engaged a third-party independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm perform a review on the reasonableness of the Company’s internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually. In addition, the Company engaged an independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of material investments on the Watch List. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith;

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

Payment-in-Kind Interest

The Company may have investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2019 and 2018, the Company earned and capitalized PIK interest of $10,380,892 and $4,754,257, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At December 31, 2019 and 2018, the estimated unpaid aggregate distribution fees for Class C units amounted to $616,000 and $1,172,000, respectively, the unpaid dealer manager fees for Class I units amounted to $29,000 and $55,000, respectively, and the unpaid dealer manager and service fees for Class W units amounted to $2,000 and $3,000, respectively.

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

As of December 31, 2019 and 2018, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ending December 31, 2016.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2019, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the Company’s income and expenses on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to the SEC guidance, the Company records liabilities for distribution fees that the Company (i) currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate that the Company may pay to the dealer manager in future periods. As of December 31, 2019 and 2018, under GAAP, the Company recorded a liability in the aggregate amount of $647,000 and $1,230,000, respectively, for the estimated future amount of Class C units distribution fee, Class I units dealer manager fees, Class W units ongoing dealer manager fees and Class W units service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution fees that may become payable after such date. As a result, as of December 31, 2019, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $8.024, which is different than the net asset value per unit of $8.01 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. The net asset value per unit of $8.024 as of December 31, 2019 reflects a decrease of $0.203 per unit from the net asset value per unit of $8.227 as of December 31, 2018 which was primarily due to the Company having recorded approximately $4.8 million in unrealized depreciation on its investments during the year ended December 31, 2019.

Net Income per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2019 and 2018.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of December 31, 2019, the Sponsor has incurred approximately $596,000 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  Through December 31, 2019, the Company has reimbursed $87,159 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

Operating Expense Responsibility Agreement

On March 26, 2018, the Advisor and the Sponsor entered into the Responsibility Agreement originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,200 of expenses, which had been paid by the Company as of December 31, 2017.

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

Concentrations and Risks

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to seven of the thirteen investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. In addition, as of December 31, 2019, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At December 31, 2019, the Company’s largest loan by value was $24,685,841 or 7.3% of the total portfolio and the Company’s 5 largest loans by value amounted to an aggregate of $96,002,144, representing 28.2% of total investments. Participation in loans amounted to 74.1% of the Company’s total portfolio at December 31, 2019.

Note 3. Investments

As of December 31, 2019, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$83,627,340	$83,353,208	24.5%
Senior secured term loan participations	179,588,536	180,500,425	53.1%
Senior secured trade finance participations	83,135,943	71,606,458	21.0%
Other investments	6,000,000	3,758,063	1.1%
Equity warrants	-	1,080,222	0.3%
Total investments	$352,351,819	$340,298,376	100.0%

As of December 31, 2018, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$88,858,707	$88,858,707	23.8%
Senior secured term loan participations	189,157,819	189,157,819	50.7%
Senior secured trade finance participations	88,983,961	80,236,312	21.5%
Short term investments	14,132,683	13,644,683	3.7%
Equity warrants	-	1,080,222	0.3%
Total investments	$381,133,170	$372,977,743	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s investments have up to a year or more of accrued interest receivable as of December 31, 2019.  In addition, certain of the Company’s investment in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Deferred interest included in the interest receivable balance as of December 31, 2019 and 2018 amounted to $2,796,466 and $2,413,894, respectively. The Company’s interest receivable balances at December 31, 2019 and 2018 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). As of December 31, 2019 and 2018, respectively, the Company had 13 and 12 Watch List investments. The Company’s investment in Kinder Investment Ltd. was removed from the Watch List as of April 1, 2019. In the third and fourth quarters of 2019, respectively, the Company’s investment in Producam SA and Conplex International Ltd. were added to the Watch List.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG was the sub-advisor with respect to seven of the twelve investments that the Company has deemed Watch List investments.  The Company is aware that IIG has substantially wound down its business. Further, the Company has learned that IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund that was advised by IIG from whom the Company purchased certain participations as described below, has been placed into bankruptcy proceedings in Curacao involuntarily by certain of its equity investors. In addition, on December 11, 2019, a subsidiary of the Company, filed an application in Amsterdam District Court to declare IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of IIG TOF N.V that also was advised by IIG and from whom the Company purchased certain participations as described below, bankrupt. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company determined not to engage in any new business with IIG due in part to IIG’s failure to provide the Company with complete and accurate information with respect to its investments for which IIG was the sub-advisor, the misapplication of $6 million that the Company had invested in 2017 and the failure to return the Company’s funds that were misapplied by IIG.  The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.  Accordingly, the summaries of the investments for which IIG was the sub-advisor may not be up-to-date or complete. The Company has updated the summaries to the best of its knowledge and has requested updated and accurate reporting with respect to each investment from IIG, but IIG has not provided the information to the Company. Please see Note 5 – Contingences for a description of an arbitration proceeding the Company has filed against IIG.

IIG was the sub-advisor for the following Watch List Investments as of December 31, 2019:

Portfolio Company	Principal balance	Fair value	Accrued interest	Valuation technique
Procesos Fabriles S.A.	$881,800	$10,504	$—	Collateral based approach
Algodonera Avellaneda S.A.	6,000,000	3,398,558	778,500	Income approach
IIG TOF B.V. receivable	6,000,000	3,758,063	572,000	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay .	9,000,000	6,240,961	264,500	Income approach
Compania Argentina de Granos S.A.	12,500,000	9,839,958	—	Income approach
Sancor Cooperativas Unidas Ltda	6,000,000	4,719,383	442,805	Hybrid income/collateral based approach
Functional Products Trading S.A.	1,326,687	1,269,586	220,882	Income approach
Total	$41,708,487	$29,237,013	$2,278,687

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

As of the date of this filing, completion of restructuring is unlikely, and, as such, the Company has valued this investment utilizing the collateral based approach, in accordance with its valuation policy. The fair value reflects a significant discount based upon the Company’s belief that liquidation of collateral will ultimately be required, complicated by the bankruptcy proceedings and the Company’s ongoing legal dispute with IIG. The Company has placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for each of the years ended December 31, 2019 and 2018 amounted to $110,420.

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

The Company learned on July 31, 2018 that IIG had failed to disclose to the Company that the Algodonera trade finance facility was subject to a subrogation agreement, which potentially would permit Algodonera to transfer all or a portion of its IIG debt outstanding to two other companies (specifically, Nacadie (defined below) and FRIAR (defined below)).  The Company also learned on July 31, 2018 that the court proceedings involving IIG, Algodonera and Vicentin also included a legal dispute over the ability of Algodonera to enforce its rights under the subrogation agreement, as IIG argued that Algodonera’s default under its trade finance facility with IIG prevents Algodonera from being eligible to transfer its debt under its facility with IIG to Nacadie and FRIAR under the subrogation agreement. IIG had not disclosed this additional dispute and subrogation agreement to the Company.

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

Given that a settlement has been reached, as described above, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amounts that may be recoverable by the Company from the settlement. Taking the factors described above into consideration, the Company believes, that as of December 31, 2019, the most appropriate valuation method is the income approach. The Company has placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the year ended December 31, 2019 amounted to $547,500.

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

Given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V and taking the factors described above into consideration, the Company believes, that as of December 31, 2019, the most appropriate valuation method is the income approach.  Although a senior executive at IIG agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  As noted above, the Company has filed an arbitration proceeding against IIG asserting multiple claims, including claims related to IIG’s failure to repay the Company for this participation. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company, which risk is enhanced by the fact that IIG has substantially wound down its business, as well as the uncertainty of the ultimate resolution of the Company’s legal dispute with IIG. The Company has placed this receivable on non-accrual, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to $532,292 and $268,333 for the years ended December 31, 2019 and 2018, respectively.

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

Taking the factors described above into consideration, the Company believes, that as of December 31, 2019, the most appropriate valuation method is a hybrid of the income approach and the collateral based approach.  Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, a settlement has been reached among the parties as described above; therefore, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amount that may be recoverable by the Company from the settlement. The Company determined that the most appropriate method to calculate the fair value of this investment as of December 31, 2019 is the income approach. The Company placed the Participation on non-accrual effective January 1, 2018 and interest not recorded relative to the original terms of this participation for each of the years ended December 31, 2019 and 2018 amounted to $1,049,375.

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

As a short-term trade finance facility, CAGSA was valued utilizing the income approach for the quarter ended March 31, 2018. However, given the uncertainty as to the ability of CAGSA to provide future sufficient cash flows in order to meet its debt obligations, as well as the financial impact of a potential restructuring, the Company decided that starting with the quarter ended June 30, 2018, the collateral based approach was a more appropriate valuation method.  With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company further modified the valuation approach for this investment to the income approach. The Company has estimated the fair value of the principal amount of this investment as of December 31, 2019 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring (including the risk that the restructuring may not be completed, given that IIG has substantially wound down its business) and the ultimate resolution of the Company’s ongoing legal dispute with IIG. Based on the information available to the Company and according to its valuation policies, the Company has placed CAGSA on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $1,324,392 and $667,639 for the years ended December 31, 2019 and 2018, respectively.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG worked with Sancor to restructure the existing loan and has extended the maturity to July 29, 2019, with an annual renewal option.  Although IIG has not provided the Company with updated information requested by the Company with respect to the Company’s investment in this facility in connection with the Company’s preparation of this report, the Company believes, based on reports in the media, that Sancor will be sold.  In February 2019, Sancor announced the completion of a partial sale of assets, which allowed it to make some payments to creditors but the Company has not received any payment since that announcement. Due to the uncertainty associated with the timing and final terms of a full asset sale, which is further made uncertain due to IIG having substantially wound down its business, the Company believes the most appropriate valuation method continues to be a hybrid of the income approach and the collateral based approach as of December 31, 2019, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding the ultimate resolution of the Company’s ongoing legal dispute with IIG. The Company placed Sancor on non-accrual status effective October 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $163,607 for the year ended December 31, 2019.

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

IIG informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen given the bankruptcy proceedings against IIG TOF N.V. in Curacao and given that IIG has substantially wound down its business. As of December 31, 2019, the Company has estimated the fair value based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring, given the bankruptcy proceeding and IIG having substantially wound down its business. The Company placed Functional on non-accrual status, effective July 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $73,911 for the year ended December 31, 2019.

Investments through other sub-advisors

Usivale Industria E Comercio, Ltda.

As of December 31, 2019, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $376,075. As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled.  During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. Sugar price pressure continued through 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019, though principal payment was not made on schedule. The Company is currently working with Usivale’s management to optimize their financial performance in response to volatile sugar prices to better facilitate principal repayment, including engaging industry and financial consultants to that effect. As part of that effort, the Company and Usivale executed a standstill agreement for principal repayment until December 2019.

As of December 31, 2019, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,577,164, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of December 31, 2019, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $139,426 for each of the years ended December 31, 2019 and 2018.

As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut, which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $690,616 as of December 31, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of December 31, 2019, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation is 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

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

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. The Company placed this Participation on non-accrual effective October 1, 2017 and interest not recorded relative to the original terms of this participation for each of the years ended December 31, 2019 and 2018 amounted to   $819,687. The Company believes, that as of December 31, 2019, the most appropriate valuation method is the income approach and the Company has determined the fair value of the principal amount of this investment to be $7,530,616, accounting for primarily the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the judicial process.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of December 31, 2019, the outstanding principal balance on this Participation was $803,254 and interest has been paid in full through August 10, 2018. The accrued interest balance as of December 31, 2019 is $134,215. Repayment on the Participation has been slower than originally anticipated due to operational delays within the underlying trade. GPI had been actively working with its buyer to resolve the operational delays, but the buyer has since experienced financial challenges making payment of the outstanding invoice unlikely. As such, focus has primarily shifted to pursuing a claim under GPI’s credit insurance policy which covers full outstanding principal and interest of the loan. Recovery through the insurance policy is expected to take place in the coming quarters. Due to the reliance on the cash flow from the insurance policy, the Company believes the most appropriate valuation method is the income approach and has determined the fair value of the principal amount of this investment to be $803,254, as of December 31, 2019, discounted for the uncertainty around the expected timing of repayment. The Company placed GPI on non-accrual status effective October 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $29,970 for the year ended December 31, 2019.

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility originated by the Company’s sub-advisor, AMC Trade Finance Limited (“AMC”), with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower.  As of December 31, 2019, the aggregate outstanding principal balance of these Participations was $10,413,683 and accrued interest amounted to $2,403,043. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters.  Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Producam to be $9,687,887 as of December 31, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Producam’s financial performance.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility originated by the Company’s sub-advisor, TransAsia Private Capital Ltd. (“TransAsia”), with Conplex International Ltd. (“Conplex”), a Hong Kong based international open market distributor and wholesaler of electronics products, as the borrower. As of December 31,

2019, the aggregate outstanding principal balance of these Participations was $9,500,000 and accrued interest amounted to $482,667.  Repayment on these positions has been slower than originally anticipated due to short term cash flow pressure on Conplex. TransAsia informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. TransAsia then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Conplex to be $8,840,048 as of December 31, 2019 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Conplex’s financial performance.

The industry composition of the Company’s portfolio, at fair market value was as follows:

	As of December 31, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,417,122	3.6%	$12,167,401	3.3%
Boatbuilding and Repairing	5,695,069	1.7%	5,428,294	1.5%
Chemicals and Allied Products	15,000,000	4.4%	15,000,000	4.0%
Chocolate and Cocoa Products	9,687,887	2.8%	10,718,201	2.9%
Coal and Other Minerals and Ores	32,348,090	9.5%	30,000,000	8.0%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	100,000	—	6,029,026	1.6%
Consumer Products	9,318,469	2.7%	9,457,047	2.5%
Department Stores	8,638,109	2.5%	8,262,375	2.2%
Drugs, Proprietaries, and Sundries	803,254	0.2%	803,254	0.2%
Electric Services	16,383,269	4.8%	26,394,209	7.1%
Farm Products	9,644,313	2.8%	9,285,834	2.5%
Fats and Oils	3,398,558	1.0%	3,784,354	1.0%
Financial services	3,758,063	1.1%	5,906,946	1.6%
Freight Transportation Arrangement	13,505,035	4.0%	12,970,938	3.5%
Food Products	2,724,804	0.8%	6,607,713	1.8%
Gas Transmission and Distribution	—	0.0%	17,605,054	4.7%
Groceries and Related Products	468,756	0.1%	2,500,000	0.7%
Hotels and Motels	12,846,584	3.8%	16,459,362	4.4%
Land Subdividers and Developers	16,781,000	4.9%	16,083,083	4.3%
Logging	5,612,436	1.6%	6,840,000	1.8%
Meat, Poultry & Fish	6,240,961	1.8%	6,748,935	1.8%
Metals Service Centers and Offices	—	—	3,737,737	1.0%
Motor Vehicle Parts and Accessories	8,731,936	2.6%	—	—
Personal Credit Institutions	3,603,592	1.1%	5,468,186	1.5%
Petroleum and Petroleum Products	15,500,000	4.6%	15,500,000	4.2%
Programming and Data Processing	17,740,330	5.2%	13,903,662	3.7%
Refuse Systems	25,766,063	7.6%	22,447,343	6.0%
Secondary Nonferrous Metals	17,530,616	5.2%	17,632,234	4.7%
Short-Term Business Credit	4,740,000	1.4%	4,740,000	1.3%
Soap, Detergents, and Cleaning	2,894,698	0.9%	3,250,844	0.9%
Telephone and Telegraph Apparatus	8,840,048	2.6%	7,000,000	1.9%
Telephone Communications	36,794,973	10.8%	37,481,370	10.0%
Water Transportation	12,748,503	3.7%	12,728,503	3.4%
Total	$340,298,376	100.0%	$372,977,743	100.0%

The table below shows the portfolio composition by geographic classification:

	As of December 31, 2019		As of December 31, 2018
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$24,198,860	7.1%	$24,841,309	6.7%
Botswana	4,740,000	1.4%	4,740,000	1.3%
Brazil	26,012,563	7.6%	22,183,252	5.9%
Cabo Verde	12,846,584	3.8%	16,459,362	4.4%
Cameroon	9,687,887	2.9%	10,718,201	2.9%
Chile	2,652,855	0.8%	9,136,558	2.4%
China	-	—	10,000,000	2.7%
Colombia	23,479,065	6.9%	24,434,056	6.6%
Croatia	8,638,109	2.5%	8,262,375	2.2%
Ecuador	35,838	0.0%	35,838	0.0%
Ghana	30,500,000	9.0%	52,027,237	13.9%
Guatemala	10,504	0.0%	662,525	0.2%
Hong Kong	51,188,138	15.0%	37,000,000	9.9%
Jersey	16,919,500	5.0%	18,515,500	5.0%
Kenya	13,505,035	4.0%	12,970,938	3.5%
Malaysia	15,000,000	4.4%	15,000,000	4.0%
Mauritius	468,756	0.1%	2,500,000	0.7%
Mexico	25,766,063	7.6%	22,447,343	6.0%
Morocco	7,530,616	2.2%	7,632,234	2.0%
Namibia	16,781,000	4.9%	16,083,083	4.3%
Netherlands	8,731,936	2.6%	4,000,000	1.1%
New Zealand	5,612,436	1.7%	6,840,000	1.8%
Nigeria	14,262,726	4.2%	15,782,226	4.2%
Peru	4,599,086	1.4%	4,465,132	1.2%
Romania	2,034,188	0.6%	1,917,097	0.5%
Singapore	—	—	3,737,737	1.0%
South Africa	790,616	0.2%	6,719,642	1.8%
United Arab Emirates	803,254	0.2%	803,254	0.2%
Uganda	6,850,000	2.0%	4,300,000	1.2%
Zambia	2,894,698	0.9%	3,250,844	0.9%
N/A	3,758,063	1.1%	5,512,000	1.5%
Total	$340,298,376	100.0%	$372,977,743	100.0%

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels as of December 31, 2019:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$83,353,208	$—	$—	$83,353,208
Senior secured term loan participations	180,500,425	—	—	180,500,425
Senior secured trade finance participations	71,606,458	—	—	71,606,458
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,080,222	—	—	1,080,222
Total	$340,298,376	$—	$—	$340,298,376

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels as of December 31, 2018:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$88,858,707	$—	$—	$88,858,707
Senior secured term loan participations	189,157,819			189,157,819
Senior secured trade finance participations	80,236,312	—	—	80,236,312
Short term investments	13,644,683			13,644,683
Equity warrants	1,080,222			1,080,222
Total	$372,977,743	$—	$—	$372,977,743

The following is a reconciliation of activity for the year ended December 31, 2019, of investments classified as Level 3:

	Fair Value at December 31, 2018	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Transfers	Fair Value at December 31, 2019
Senior secured term loans	$88,858,707	$—	$(10,101,419)	$4,870,051	$(274,131)	$—	$83,353,208
Senior secured term loan participations	189,157,819	33,725,000	(47,837,782)	5,060,442	—	394,946	180,500,425
Senior secured trade finance participations	80,236,312	3,068,756	(10,374,878)	1,458,105	(2,781,837)	—	71,606,458
Short term and other investments	13,644,683	1,000,000	(8,737,736)	—	(1,753,938)	(394,946)	3,758,063
Equity warrants	1,080,222	—	—	—	—	—	1,080,222
Total	$372,977,743	$37,793,756	$(77,051,815)	$11,388,598	$(4,809,906)	$-	$340,298,376

The following is a reconciliation of activity for the year ended December 31, 2018 of investments classified as Level 3:

	Fair Value at December 31, 2017	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Transfers	Fair Value at December 31, 2018
Senior secured term loans	$78,573,493	$28,088,396	$(19,173,514)	$2,773,800	$—	$(1,403,468)	$88,858,707
Senior secured term loan participations	119,165,378	59,776,828	(17,827,932)	2,535,023	—	25,508,522	$189,157,819
Senior secured trade finance participations	105,030,621	93,378,531	(102,984,266)	—	(8,688,574)	(6,500,000)	$80,236,312
Short term investments	32,500,000	25,737,737	(26,500,000)	—	(488,000)	(17,605,054)	$13,644,683
	—	—	—	—	1,080,222	—	$1,080,222
Total	$335,269,492	$206,981,492	$(166,485,712)	$5,308,823	$(8,096,352)	$—	$372,977,743

There were no realized gains or losses for any of our investments classified as Level 3 during the years ended December 31, 2019 and 2018.

As of December 31, 2019, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2019:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$70,792,700	Income approach (DCF)	Market yield	9.0% - 16.8% (12.7%)
Senior secured trade finance participations (1)	$813,758	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$83,353,208	Income approach (DCF)	Market yield	10.0% - 14.5% (12.4%)
Senior secured term loan participations	$180,500,425	Income approach (DCF)	Market yield	11.0% - 15.9% (13.0%)
Other investments (3)	$3,758,063	Hybrid income/collateral based approach	Market yield / value of collateral	8.75%
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments are primarily market yields. Significant increases in market yields would result in significantly lower fair value measurements.

(1)	Collateral based approach used for the following watch list investments: Profasa and GPI. See Note 3 “Watch List Investments” for further information.
(2)

The Company used the income approach for Algodonera, FRIAR, CAGSA, and Functional and a hybrid of the collateral based approach and the income approach for Sancor and Mac Z, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years. See Note 3 “Watch List Investments” for further information.

(3)	Receivable from IIG TOF B.V. using additional discount rate of 20%

As of December 31, 2018, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2018:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$66,808,909	Income approach (DCF)	Market yield	9.0% - 17.5% (11.4%)
Senior secured trade finance participations (1)	$13,427,403	Collateral based approach	Value of collateral	N/A
Senior secured term loans	$88,858,707	Income approach (DCF)	Market yield	10.0% - 14.5% (12.3%)
Senior secured term loan participations	$189,157,819	Income approach (DCF)	Market yield	11.0% - 15.9% (13.2%)
Other investments (3)	$5,512,000	Income approach (DCF)	Market yield	8.75%
Short term investments	$8,132,683	Cost Approach	Recent transactions	N/A
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A

(1)	Collateral based approach for the following investments: Sancor, Mac Z, and GPI. See Note 3 “Watch List Investments” for further information.
(2)

The Company used a combination of the collateral based approach and the income approach, using additional unobservable inputs including recovery rates after considering potential and ongoing litigation and expected collection period, for CAGSA, Algodonera and FRIAR. See Note 3 “Watch List Investments” for further information.

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

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on February 25, 2021.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the years ended December 31, 2019 and 2018.

Transactions

For the years ended December 31, 2019 and 2018, the Advisor earned $7,702,572 and $7,971,062, respectively, in asset management fees and $5,730,748 and $6,212,931, respectively, in incentive fees.

Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,200 of expenses, which have been paid by the Company as of December 31, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle as further described in Note 2. The Company did not meet the Reimbursement Hurdle for any of the quarters during 2019 and the quarters ended March 31, 2018, September 30, 2018, and December 31, 2018, but met the Reimbursement Hurdle for the quarter ended June 30, 2018. Therefore, expenses of the Company covered by the Responsibility Agreement in the amount of $387,000 have been reimbursed to the Sponsor and recorded as expenses of the Company for the year ended December 31, 2018. As of December 31, 2019, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which have not been reimbursed to the Sponsor nor recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

As of December 31, 2019 and 2018, due from affiliates on the Consolidated Statement of Assets and Liabilities consisted of $4,240,231 due from the Sponsor in connection with the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the year ended December 31, 2019, the Company did not pay any dealer manager fees nor selling commissions to SC Distributors, who served as the dealer manager for the Company’s offerings. For the year ended December 31, 2018, the Company paid $6,252 in dealer manager fees and $19,270 in selling commissions to SC Distributors. These fees and commissions were paid in connection with the sales of our units to investors and, as such, were recorded against the proceeds from the issuance of units and are not reflected in the Company’s consolidated statement of operations. In addition, for the years ended December 31, 2019 and 2018, the Company paid SC Distributors $517,794 and $582,045, respectively in ongoing distributions fees, dealer manager fees and service fees.

Note 6. Organization and Offering Costs

As of December 31, 2019, the Sponsor has paid approximately $17,522,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2. Such amounts include approximately $66,300 and $115,600, respectively, of offering costs, which were incurred by the Sponsor during the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the Company paid $26,690 and $54,616, respectively, in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through December 31, 2018, the Company has reimbursed the Sponsor a total of $17,237,807 of offering costs and organization costs and there is a remaining balance of approximately $520,600 of offering costs that have not been reimbursed to the Sponsor as of December 31, 2019.

Note 7. Promissory Notes

The Company notes payable consist of the following:

	December 31, 2019	December 31, 2018
	Outstanding Balance	Outstanding Balance
Promissory notes	$—	$125,000
Symbiotics facility	—	22,750,000
Christian Super promissory note	5,000,000	10,000,000
Total notes payable	$5,000,000	$32,875,000

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

The Notes had an interest rate of 3.0% per annum plus the one year London Interbank Offered Rate (“LIBOR”) (1.59% at the time of issuance) and were payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate was determined on each issuance date and adjusted on each anniversary of the issuance date of the Note.

On February 17, 2017, TGIFC issued $0.225 million in the second series of the Notes pursuant to such private offering. The notes issued on February 17, 2017 comprised the second series of the Notes and bear interest at a rate of 3.0% per annum plus one year LIBOR (1.74% at the time of issuance) as determined on their issuance date. The Company raised a total of $1.86 million in the offering of the Notes, all of which were repaid as of the first quarter of 2019.

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

The Facility Agreement had an interest rate of 4.65% per annum plus the three month LIBOR (2.44% as of December 31, 2018) and was payable quarterly in arrears within 15 days after the end of each calendar quarter.

The entire principal balance under the Facility Agreement (and any unpaid interest) was due in one balloon payment on July 7, 2020 (the “Maturity Date”).

TGIFC’s obligation under the Facility Agreement was secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and MSMEB, dated as of July 3, 2017 granting the holders of the Facility Agreement a mortgage over 20.25 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries.  On July 15, 2019, the Company repaid the entire principal balance of $22,750,000 that was due under the Facility Agreement.

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

The CS Note had an interest rate of 4.0% per annum plus one-year LIBOR (2.82% as of December 31, 2018) and was payable quarterly in arrears within 15 days after the end of each calendar quarter. The entire principal balance under the CS Note (and any unpaid interest) was due in one balloon payment on August 7, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note could be prepaid prior to the maturity date without premium or penalty. In September 2019, the Company repaid the entire principal amount of $5 million that was due under the CS Note.

On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes (“Series 2 Note”) to Christian Super pursuant to the CS Notes private offering. The Series 2 Note has an interest rate of 3.5% per annum plus one-year LIBOR (2.00% as of December 31, 2019) and will be payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the Series 2 Note (and any unpaid interest) is due in one balloon payment on December 18, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

TGIFC’s obligation under the CS Notes is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of December 31, 2019, the Company is in full compliance with all such representations, warranties and covenants.

For the years ended December 31, 2019 and 2018, the Company recognized $1,660,095 and $1,964,776, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2020	$—
2021	5,000,000
Thereafter	-
$5,000,000

Note 8. Unit Capital

As of December 31, 2019, the Company has six classes of units: Class A, Class C, Class I, Class W, Class Y units and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2019 and 2018, the Company had recorded a liability in the aggregate amount of $647,000 and $1,230,000, respectively, for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of December 31, 2019 is calculated based on a net asset value per Class C, Class I and Class W units of $8.105, which was the net asset value at September 30, 2019, with a distribution fee of 0.8% for Class C units, an ongoing dealer manager fee of 0.5% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding.

The following table is a summary of transactions with respect to the Company’s units during the year ended December 31, 2019:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2018	the Period	the Period	2019
Class A units	17,966,563	542,410	(647,661)	17,861,312
Class C units	8,238,094	276,162	(446,469)	8,067,787
Class I units	10,555,022	342,055	(428,915)	10,468,162
Class W units	24,555	-	-	24,555
Class Y units	1,165,675	132,222	-	1,297,897
Class Z units	5,965,037	2,458,814	-	8,423,851
Total	43,914,946	3,751,663	(1,523,045)	46,143,564

The total of 3,751,663 units issued during the year ended December 31, 2019 included 1,161,349 units issued under the DRP at a value of $9,507,647.

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

Repurchases for the first, second, third and fourth quarters of 2019 were repurchased at a price equal to $8.227, $8.160, $8.134 and $8.105, respectively per unit, which was the net asset value per unit of each class as of December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019, respectively, and the most recently disclosed net asset value per unit at the time of repurchase in each respective quarter. Redemptions for the first quarter of 2018 were redeemed at a price equal to $8.507 per unit, which was the net asset value per unit of each class as of September 30, 2017, the most recently disclosed net asset value at the time of redemption. Redemptions for the second and third quarters of 2018 were redeemed at a price equal to $8.421 per unit, which was the net asset value per unit of each class as of March 31, 2018. Redemptions for the fourth quarter of 2018 were redeemed at a price equal to $8.355 per unit, which was the net asset value per unit of each class as of September 30, 2018.

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

For the year ended December 31, 2019, the Company had received and processed 412 repurchase requests. The Company repurchased a total of 1,523,045 units for a total of $12,440,304.

For the year ended December 31, 2018, the Company had received and processed 331 repurchase requests. The Company repurchased a total of 1,684,339 units for a total of $14,196,264.

The following table is a summary of the units issued during the year ended December 31, 2018:

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

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. For the years ended December 31, 2019 and 2018, the distributions were calculated based on unitholders of record for each day in an amount equal to the rate shown in the table below, less ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units. .

The following table summarizes the distributions paid for the years ended December 31, 2019 and 2018.

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2019	January 15, 2019	$0.00168675	$1,470,733	$817,483	$2,288,216
February 28, 2019	February 14, 2019	$0.00168675	1,334,317	739,318	2,073,635
March 31, 2019	March 15, 2019	$0.00168675	1,479,106	820,754	2,299,860
April 30, 2019	March 29, 2019	$0.00168675	1,434,307	770,273	2,204,580
May 31, 2019	May 8, 2019	$0.00168675	1,469,421	813,801	2,283,222
June 30, 2019	June 13, 2019	$0.00168675	1,424,690	789,115	2,213,805
July 31, 2019	July 9, 2019	$0.00168675	1,470,079	805,084	2,275,163
August 31, 2019	August 9, 2019	$0.00168675	1,508,463	809,090	2,317,553
September 30, 2019	September 10, 2019	$0.00168675	1,551,709	777,018	2,328,727
October 31, 2019	October 9, 2019	$0.00168675	1,600,317	798,818	2,399,135
November 30, 2019	November 8, 2019	$0.00168675	1,554,457	771,600	2,326,057
December 31, 2019	December 6, 2019	$0.00168675	1,614,937	795,293	2,410,230
Total for 2019			$17,912,536	$9,507,647	$27,420,183

January 31, 2018	January 16, 2018	$0.00197808	$1,352,380	$988,859	$2,341,239
February 28, 2018	February 14, 2018	$0.00197808	1,544,374	895,266	2,439,640
March 31, 2018	March 25, 2018	$0.00168675	1,504,523	818,399	2,322,922
April 30, 2018	April 10, 2018	$0.00168675	1,433,555	800,072	2,233,627
May 31, 2018	May 8, 2018	$0.00168675	1,489,550	827,922	2,317,472
June 30, 2018	June 12, 2018	$0.00168675	1,441,941	805,860	2,247,801
July 31, 2018	July 10, 2018	$0.00168675	1,476,115	826,006	2,302,121
August 31, 2018	August 8, 2018	$0.00168675	1,482,246	825,588	2,307,834
September 30, 2018	September 11, 2018	$0.00168675	1,435,550	800,025	2,235,575
October 31, 2018	October 18, 2018	$0.00168675	1,471,122	820,705	2,291,827
November 30, 2018	November 9, 2018	$0.00168675	1,426,113	796,317	2,222,430
December 31, 2018	December 11, 2018	$0.00168675	1,478,140	822,629	2,300,769
Total for 2018			$17,535,609	$10,027,648	$27,563,257

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2019 and 2018. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I units, as applicable, and therefore the financial highlights are equal for each of the outstanding classes.

	Twelve months ended
	December 31,	December 31,
	2019	2018
Per unit data (1):
Net asset value at beginning of period	$8.20	$8.42
Net investment income	$0.52	$0.57
Net change in unrealized depreciation on investments	$(0.11)	$(0.19)
Net increase in net assets resulting from operations	$0.41	$0.38
Distributions	$(0.61)	$(0.63)
Net change in accrued distribution and other fees	$0.02	$0.03
Net decrease in net assets	$(0.19)	$(0.22)
Net asset value at end of period (2)	$8.01	$8.20
Total return based on net asset value (3)	4.98%	4.55%
Net assets at end of period	$369,595,560	$360,070,359
Units Outstanding at end of period	46,143,564	43,914,946
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.32%	7.01%
Ratio of net operating expenses to average net assets	5.61%	5.71%

[1]	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2019 and 2018, which were 44,707,581 and 43,723,569, respectively.
[2]

For financial statement reporting purposes under GAAP, as of December 31, 2019 and 2018, the Company recorded a liability in the amount of $647,000 and $1,230,000, respectively, for the estimated future amount of Class C distribution fees and Class I dealer manager fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, the Company believes that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees is not the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

[3]

Total return, ratio of net investment income and ratio of operating expenses to average net assets for the year ended December 31, 2018, prior to the effect of the Responsibility Agreement were as follows: total return: 4.66%, ratio of net investment income: 7.12%, and ratio of net expenses to average net assets: 5.60%.

Note 11. Selected Quarterly Data (Unaudited)

	2019
	Q4	Q3	Q2	Q1
Total investment income	$10,440,924	$10,704,408	$11,085,298	$11,294,500
Net investment income	$5,926,904	$5,959,654	$5,334,853	$5,834,051
Net change in unrealized appreciation (depreciation) on investments	$(2,559,508)	$(347,218)	$243,836	$(2,147,016)
Foreign exchange gain (loss)	$4,002	$(5,994)	$1,285	$(1,008)
Net increase in net assets resulting from operations	$3,371,398	$5,606,442	$5,579,974	$3,686,027
Basic and diluted earnings per unit	$0.07	$0.13	$0.12	$0.13
Net asset value per unit as of the end of the quarter	$8.01	$8.09	$8.11	$8.14

	2018
	Q4	Q3	Q2	Q1
Total investment income	$11,646,953	$11,145,704	$12,132,475	$10,181,734
Net investment income	$6,517,696	$5,921,240	$6,799,009	$5,614,026
Net change in unrealized appreciation (depreciation) on investments	$(5,296,528)	$1,080,222	$(3,030,543)	$(849,503)
Foreign exchange gain (loss)	$(1,730)	$(650)	$(49,701)	$40,174
Net increase in net assets resulting from operations	$1,219,438	$7,000,812	$3,718,765	$4,804,697
Basic and diluted earnings per unit	$0.03	$0.16	$0.08	$0.11
Net asset value per unit as of the end of the quarter	$8.20	$8.36	$8.35	$8.42

Note 12. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through March 31, 2020. These distributions were calculated based on unitholders of record for each day in an amount equal to  $0.00168675 per unit per day (less the distribution fee with respect to Class C units , the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for January and February totaled $1,569,654 and $1,475,238, respectively.  With respect to unitholders participating in the Distribution Reinvestment Plan, $793,883 and $742,759 of the distributions for January and February, respectively, were reinvested in units.

The March distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about April 1, 2020 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Investments

Subsequent to December 31, 2019 through March 27, 2020, the Company funded approximately $21.00 million in new loans and received proceeds from repayment of loans of approximately $27.7 million.

Agreements

On February 20, 2020, the Company’s board of managers determined to extend the Advisory Agreement until February 25, 2021.

New Net Asset Value Per Unit

On March 26, 2020, the Company’s board of managers determined a new estimated net asset value per unit as of December 31, 2019 of each of the Class A, Class C, Class I, Class W, Class Y and Class Z units of $8.024. See Note 2 for additional information.

Coronavirus Outbreak

Subsequent to December 31, 2019, there was a global outbreak of COVID-19 (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe, first in Asia, then in Europe, and now in the United States, have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, the extent of the impact of COVID-19 on the Company borrowers’ business, financial condition and results of operations may result in their inability to make required payments in the near term which could impact the fair value of the Company’s investments. Although the Coronavirus has created material uncertainty and economic disruption, due to the rapidly evolving nature of the situation, we cannot predict the ultimate impact it will have on us. The Company is managing the situation through active engagement with its borrowers and is analyzing the potential effects COVID-19 may have on the portfolio or any potential capital deployments. Additionally, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting and encouraging employees to work remotely, temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2020.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 30, 2020
Gloria S. Nelund

/s/ Mark A. Tipton	Chief Financial Officer, (principal financial and accounting officer)	March 30, 2020
Mark A. Tipton

/s/ Brent L. VanNorman	Manager	March 30, 2020
Brent L. VanNorman

/s/ Terry Otton	Manager	March 30, 2020
Terry Otton

/s/ Cynthia Hostetler	Manager	March 30, 2020
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 30, 2020
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