Form 10-Q
period 2020-06-30
TriLinc Global Impact Fund LLC
filed 2020-08-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 13, 2020, the Company had outstanding 17,953,806 Class A units, 7,996,481 Class C units, 10,543,017 Class I units, 24,555 Class W units, 1,660,419 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Investments owned, at fair value (amortized cost of $353,225,888 and $352,351,819, respectively)	$330,593,500	$340,298,376
Cash	14,974,399	22,333,304
Interest receivable	23,957,270	16,501,872
Due from affiliates (see Note 5)	4,057,734	4,240,231
Other assets	1,981,758	317,000
Total assets	375,564,661	383,690,783

LIABILITIES
Due to unitholders	1,548,619	1,572,295
Management fee payable	1,844,869	1,889,835
Incentive fee payable	1,628,075	1,481,726
Notes payable	5,000,000	5,000,000
Unit repurchases payable	2,305,807	2,312,031
Accrued distribution and other fees	489,000	647,000
Other payables	2,247,125	1,192,336
Total liabilities	15,063,495	14,095,223
Commitments and Contingencies (see Note 5)
NET ASSETS	$360,501,166	$369,595,560

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$147,260,574	$151,476,548
Net capital paid in on Class C units	65,170,955	67,804,541
Net capital paid in on Class I units	86,366,237	88,748,417
Net capital paid in on Class W units	200,897	206,243
Net capital paid in on Class Y units	13,294,208	11,007,080
Net capital paid in on Class Z units	65,446,102	67,590,538
Offering costs	(17,237,807)	(17,237,807)
Net assets (equivalent to $7.769 and $8.024, respectively per unit based on total units outstanding of 46,464,609 and 46,143,564, respectively)	$360,501,166	$369,595,560
Net assets, Class A (units outstanding of 17,909,938 and 17,861,312, respectively)	$139,144,857	$143,313,977
Net assets, Class C (units outstanding of 7,982,935 and 8,067,787, respectively)	61,553,564	64,117,584
Net assets, Class I (units outstanding of 10,506,478 and 10,468,162, respectively)	81,605,326	83,964,495
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	189,770	195,021
Net assets, Class Y (units outstanding of 1,616,852 and 1,297,897, respectively)	12,561,547	10,413,945
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	65,446,102	67,590,538
NET ASSETS	$360,501,166	$369,595,560

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income	$10,903,460	$11,062,607	$20,860,302	$22,342,110
Interest from cash	18,722	22,691	62,379	37,687
Total investment income	10,922,182	11,085,298	20,922,681	22,379,797
EXPENSES
Asset management fees	1,844,871	1,948,848	3,691,427	3,907,970
Incentive fees	1,628,075	1,300,594	2,479,186	2,759,107
Professional fees	516,940	1,310,805	1,786,759	2,249,007
General and administrative expenses	287,086	517,105	643,253	957,393
Interest expense	68,536	608,718	137,073	1,208,666
Board of managers fees	64,375	64,375	128,750	128,750
Total expenses	4,409,883	5,750,445	8,866,448	11,210,893
NET INVESTMENT INCOME	6,512,299	5,334,853	12,056,233	11,168,904
Net change in unrealized depreciation on investments	(1,052,185)	243,836	(9,730,903)	(1,903,180)
Foreign exchange loss	4,167	1,285	1,095	277
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$5,464,281	$5,579,974	$2,326,425	$9,266,001

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.14	$0.12	$0.26	$0.25
EARNINGS PER UNIT - BASIC AND DILUTED	$0.12	$0.13	$0.05	$0.21
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	46,545,426	43,821,699	46,463,428	43,920,005

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2020	2019
INCREASE FROM OPERATIONS
Net investment income	$12,056,233	$11,168,904
Foreign exchange (loss) gain	1,095	277
Net change in unrealized depreciation on investments	(9,730,903)	(1,903,180)
Net increase from operations	2,326,425	9,266,001
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(5,497,042)	(5,494,697)
Distributions to Class C unitholders	(2,424,382)	(2,446,249)
Distributions to Class I unitholders	(3,226,518)	(3,229,189)
Distributions to Class W unitholders	(6,786)	(6,963)
Distributions to Class Y unitholders	(467,495)	(365,083)
Distributions to Class Z unitholders	(2,586,026)	(1,821,137)
Net decrease from distributions	(14,208,249)	(13,363,318)
INCREASE (DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units	2,174,806	2,224,545
Issuance of Class C units	1,127,988	1,169,524
Issuance of Class I units	1,345,375	1,351,762
Issuance of Class W units	—	—
Issuance of Class Y units	2,606,000	420,000
Repurchase of units	(4,624,739)	(7,687,796)
Distribution and other fees	158,000	319,000
Net increase (decrease) from capital transactions	2,787,430	(2,202,965)
NET DECREASE IN NET ASSETS	(9,094,394)	(6,300,282)
Net assets at beginning of period	369,595,560	360,070,359
Net assets at end of period	$360,501,166	$353,770,077

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,326,425	$9,266,001
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(24,250,000)	(16,675,000)
Maturity of investments	30,132,424	25,780,101
Payment-in-kind interest	(5,852,692)	(3,902,348)
Net change in unrealized depreciation on investments	9,730,903	1,903,180
Foreign exchange loss	(1,095)	(277)
Accretion of discounts on investments	(55,758)	(407,752)
Changes in assets and liabilities:
Increase in interest receivable	(7,454,303)	(2,725,041)
(Increase) decrease in other assets	(1,482,261)	14,711
Increase in due to unitholders	(23,676)	(49,416)
Increase (decrease) in management and incentive fees payable	101,383	(517,773)
Increase in other payables	1,054,789	662,871
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,226,139	13,349,257
Cash flows from financing activities
Net proceeds from issuance of units	2,607,535	415,086
Distributions paid to unitholders	(9,561,615)	(8,612,574)
Repurchase of units	(4,630,964)	(7,016,133)
Repayments of notes payable	—	(125,000)
NET CASH USED IN FINANCING ACTIVITIES	(11,585,044)	(15,338,621)
TOTAL DECREASE IN CASH	(7,358,905)	(1,989,364)
Cash at beginning of period	22,333,304	8,101,629
Cash at end of period	$14,974,399	$6,112,265
Supplemental information
Cash paid for interest during the period	$69,290	$1,100,154
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$4,646,634	$4,750,744
Change in accrual of distribution and other fees	$(158,000)	$(319,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of June 30, 2020

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,577,164	0.7%
Chile	Other Investments (5), (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,408,638	1,408,638	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	2,975,691	N/A	2,975,691	2,975,691	0.8%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	13,351,735	N/A	13,351,735	13,351,735	3.7%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.8%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/31/2020	17,166,559	N/A	17,166,559	17,166,559	4.8%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2021	15,000,000	N/A	15,000,000	15,000,000	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	26,538,921	N/A	26,538,921	26,538,921	7.4%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/11/2021	5,797,622	N/A	5,797,622	5,797,622	1.6%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	11.00%	0.0%	12/31/2024	4,599,086	N/A	4,599,086	4,599,086	1.3%
Total Senior Secured Term Loans									99,689,547	99,415,415	27.7%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	11.47%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/24/2022	17,779,123	27%	17,967,951	17,967,951	5.0%
Brazil	Other Investments (21)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,858,439	42%	5,848,683	5,848,683	1.6%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	13,156,933	88%	13,156,933	11,359,874	3.2%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11), (21)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/5.00% PIK	0.0%	10/15/2023	20,313,749	76%	20,480,733	20,480,733	5.7%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	7.00% Cash/6.00% PIK	0.0%	1/23/2021	8,723,129	5%	8,723,129	8,786,977	2.4%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	14,592,683	76%	14,592,683	14,592,683	4.0%
Jersey	Africell Holding Limited (27)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	15,580,000	16%	15,266,500	15,266,500	4.2%
Kenya	Other Investments	Freight Transportation Arrangement	Freight and Cargo Transporter	8.99% Cash/4.00% PIK	0.0%	3/31/2023	13,779,518	42%	13,779,518	13,779,518	3.8%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	17,176,724	100%	17,139,224	14,873,425	4.1%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	15.00%	0.0%	8/20/2021	8,776,515	44%	8,974,373	8,974,373	2.5%
Nigeria	Helios Maritime I (15), (17)	Water Transportation	Marine Logistics Provider	12.08%	0.8%	9/16/2020	12,762,670	100%	12,758,503	10,515,861	2.9%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,762,289	25%	1,744,775	1,744,775	0.5%
Uganda	Other Investments	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	6,850,000	100%	6,873,472	6,873,472	1.9%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	11.91%	0.0%	8/27/2023	2,620,083	26%	2,620,083	2,620,083	0.7%
Total Senior Secured Term Loan Participations									164,666,560	158,424,908	43.8%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,679,636	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,719,383	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.8%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	0.9%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42%	0.0%	8/31/2019	10,413,683	72%	10,413,683	9,192,637	2.5%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.4%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Triton Metallics Pte Ltd. (9), (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	8/15/2020	16,456,270	N/A	16,456,270	14,793,124	4.1%
Hong Kong	Conplex International Ltd. (17)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	4/30/2020	9,500,000	26%	9,500,000	7,686,402	2.1%
Mauritius	Other Investments (26)	Groceries and Related Products	Vanilla Exporter	10.68%	0.0%	8/6/2020	457,418	2%	457,418	457,418	0.1%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,530,616	2.1%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Trader III	9.00%	0.0%	8/31/2020	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Trader II	9.00%	0.0%	8/31/2020	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									82,869,781	67,795,496	18.7%
Short Term Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,199,618	0.3%

Total Investments									$353,225,888	$330,593,500

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest to be paid at maturity.
10	Two-thirds and one-third of the principal and accrued interest to be paid on the 36th and 42nd months after original drawdown date of 8/10/2017, respectively.
11	Cash interest paid monthly. Principal, including PIK interest, to be repaid in equal monthly installments starting in October 2020.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan. Refer to Note 3 for additional information.
13	In October 2017, this investment was refinanced from a trade finance participation to a term loan participation and the maturity dates were extended to 8/31/2022.
14	Quarterly interest payments. Refer to Note 3 for additional information.
15	Interest accrues at a variable rate of one-month London Interbank Offered Rate (“Libor”) + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 12/31/2024. This investment was removed from the Watch List on April 1, 2019.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
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

20

Loan is denominated in euro currency with a principal amount of 6,200,000 euro; however, the Company’s participation is denominated in US dollars.  The quarterly interest payments are paid at the current exchange rate and subject to foreign currency fluctuations. The fair value includes an investment premium of $91,200.

[21]	Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of EBITDA after a minimum threshold has been achieved by the borrower.
22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in two equal quarterly installments starting in September 2020.
24	Interest paid quarterly. Principal to be repaid in three quarterly installments starting in September 2020.
25	IIG was the sub-advisor for this investment, See Note 3 for additional information about IIG.
26	The Company is currently working on extending the maturity dates of these investments. These extensions are anticipated to be finalized during the third quarter of 2020.
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

June 30, 2020

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to June 30, 2020, the Company raised an additional $91,014,000 pursuant to a private placement and $32,944,000 pursuant to the DRP for total gross proceeds of $485,734,000 as of June 30, 2020.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies.  The Subsidiaries own all of the Company’s investments. As of June 30, 2020, the Company’s subsidiaries are as follows:

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

Through June 30, 2020, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

COVID-19

There is an ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe, first in Asia, then in Europe, then in the United States, and finally Latin America and Africa, have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, the extent of the impact of COVID-19 on the Company borrowers’ business, financial condition and results of operations may result in their inability to make required payments in the near term which could impact the fair value of the Company’s investments. Although the Coronavirus has created material uncertainty and economic disruption, due to the rapidly evolving nature of the situation, we cannot predict the ultimate impact it will have on us. The Company is managing the situation through active engagement with its borrowers and is analyzing the potential effects COVID-19 may have on the portfolio or any potential capital deployments. Additionally, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting and encouraging employees to work remotely, temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion.

As of the date of this report, with respect to current and future payment performance, 18.3% of investments (based on the fair value of the investments as of June 30, 2020), are known to have been significantly impacted, including material losses to revenues, by COVID-19 resulting in the need to restructure or extend payments associated with the aforementioned investments.

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied to-date.  As indicated under "-Watch List Investments" below, the borrowers with respect to three of the five investments  added to the Watch List for the six months ended June 30, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. In the case of one investment, where efforts to reach an appropriate risk-adjusted restructuring have been unsuccessful, the Company sub-advisor issued a notice of default and acceleration notice, including the initiation of legal proceedings to recover amounts due.

Due to the disruptions associated with COVID-19, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic is expected to be prolonged and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters.  The adverse impact of COVID-19 was a significant contributor to the $0.255 decline in the Company’s net asset value (“NAV”) per unit for as of June 30, 2020, as compared to the Company’s NAV per unit as of December 31, 2019.

In addition, the Company has seen, and expects to continue to see, a slowdown in transaction volume due to the impact of the pandemic, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) may no longer be in a position to appropriately add debt capital.  Transaction volumes may also be affected by restrictions on travel and other shelter in place orders, making it more difficult to conduct in-person visits with potential borrowers. Additionally, in future periods the Company may hold higher levels of cash than before the pandemic to ensure it has sufficient cash available to meet its cash obligations. A potential slower pace of deployment or higher cash balances each have the potential to further reduce cash flow generated to cover the Company’s distributions to its unitholders and/or cause the Company to further reduce its NAV in future periods.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2020.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight-line basis, which the Company has determined not to be materially different from the effective yield method.

The Company records prepayment fees for loans and debt securities paid back to the Company prior to the maturity date as income upon receipt.

The Company generally places loans on non-accrual status when   there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s management’s judgment, is likely to remain current over the remainder of the term. At June 30, 2020, seven portfolio companies were on non-accrual status with an aggregate fair value of $15,944,282 or 4.8% of the fair value of the Company’s total investments. At December 31, 2019, ten portfolio companies were on non-accrual status with an aggregate fair value of $38,261,499 or 11.2% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $652,107 and $2,007,809, respectively for the three and six months ended June 30, 2020. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $1,127,675 and $2,242,958, respectively for the three and six months ended June 30, 2019.
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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three and six months ended June 30, 2020, the Company earned and capitalized PIK interest of $3,819,869 and $5,852,692, respectively.  For the three and six months ended June 30, 2019, the Company earned and capitalized PIK interest of $2,232,871 and $3,902,348, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At June 30, 2020, the estimated unpaid distribution fees for Class C units amounted to $467,000, the unpaid dealer manager fees for Class I units amounted to $21,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of June 30, 2020, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2016.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of June 30, 2020, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of June 30, 2020, under GAAP, the Company has recorded a liability in the amount of $489,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of June 30, 2020, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $7.769, which is different than the net asset value per unit of $7.759 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit is relatively flat compared to the net asset value per unit of $7.804 as of March 31, 2020 and reflects a decrease of $0.255 per unit from the net asset value per unit of $8.024 as of December 31, 2019. The decrease in net asset value per unit was primarily due to the Company having recorded approximately $9.7 million in unrealized depreciation on its investments during the six months ended June 30, 2020.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at June 30, 2020 and 2019.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of June 30, 2020, the Sponsor has incurred approximately $596,000 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  Through June 30, 2020, the Company has reimbursed an aggregate amount of $87,159 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,057,734 of expenses, which have been paid by the Company as of December 31, 2017.

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

The Company did not meet the Reimbursement Hurdle for the three months ended June 30, 2020 and 2019. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the three months ended June 30, 2020 and 2019. As of June 30, 2020, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses for financial instruments measured at amortized cost. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The Company believes that the adoption of ASU 2016-13 will not have a material impact on its consolidated financial statements.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to seven of the 18 investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, has misapplied $6 million that we invested in 2017 and our funds that were misapplied have not been returned to us. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of our investments, which could adversely affect returns to our unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of June 30, 2020 and December 31, 2019, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At June 30, 2020, the Company’s largest loan by value was $26,538,921 or 8.0% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 29.5% of the Company’s portfolio at June 30, 2020. Participation in loans amounted to 68.4% of the Company’s total portfolio at June 30, 2020.

Note 3. Investments

As of June 30, 2020, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$99,689,547	$99,415,415	30.1%
Senior secured term loan participations	164,666,560	158,424,908	47.9%
Senior secured trade finance participations	82,869,781	67,795,496	20.5%
Other investments	6,000,000	3,758,063	1.1%
Equity warrants	-	1,199,618	0.4%
Total investments	$353,225,888	$330,593,500	100.0%

As of December 31, 2019, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$83,627,340	$83,353,208	24.5%
Senior secured term loan participations	179,588,536	180,500,425	53.0%
Senior secured trade finance participations	83,135,943	71,606,458	21.0%
Short term investments	6,000,000	3,758,063	1.1%
Equity warrants	-	1,080,222	0.3%
Total investments	$352,351,819	$340,298,376	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of June 30, 2020.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of June 30, 2020 and December 31, 2019 amounted to $3,056,770 and $2,796,466, respectively. The Company’s interest receivable balances at June 30, 2020 and December 31, 2019 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). As of June 30, 2020 and December 31, 2019, respectively, the Company had 18 and 13 Watch List investments.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG was the sub-advisor with respect to seven of the 18 investments that the Company has deemed Watch List investments.  The Company is aware that IIG has substantially wound down its business. Further, the Company has learned that IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund that was advised by IIG from whom the Company purchased certain Participations as described below, has been placed into bankruptcy proceedings in Curacao involuntarily by certain of its equity investors. In addition, on December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of IIG TOF N.V. that also was advised by IIG and from whom the Company purchased certain participations as described below, bankrupt. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The SEC filed a civil complaint against IIG alleging that IIG engaged in a series of fraudulent activity, beginning in 2007, to cover up tens of millions of dollars in investment losses. The SEC alleged that the scheme involved, among other things, overvaluing assets under management and the fraudulent sale of troubled and fake trade finance securities, including the $6 million investment that the Company made in 2017 (which the Company now refers to as the IIG TOF B.V. receivable). A final consent judgment was entered against IIG in March 2020, ordering IIG to, among other things, pay $35.2 million to the SEC. In addition, in July 2020, the SEC filed a civil complaint, and the United States government filed criminal charges, against one of the founders of IIG, in each case alleging multiple claims, including fraud.

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

IIG was the sub-advisor for the following Watch List Investments as of June 30, 2020:

Portfolio Company	Principal balance	Fair value	Accrued interest	Valuation technique
Procesos Fabriles S.A.	$881,800	$10,504	$-	Collateral based approach
Algodonera Avellaneda S.A.	6,000,000	3,398,558	778,500	Income approach
IIG TOF B.V. receivable	6,000,000	3,758,063	572,000	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay	9,000,000	6,361,679	264,500	Income approach
Compania Argentina de Granos S.A.	12,500,000	9,679,636	330,191	Income approach
Sancor Cooperativas Unidas Ltda	6,000,000	4,719,383	604,633	Hybrid income/collateral based approach
Functional Products Trading S.A.	1,326,687	1,269,586	220,881	Income approach
Total	$41,708,487	$29,197,409	$2,770,705

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

As of the date of this filing, completion of restructuring is unlikely, and, as such, the Company has valued this investment utilizing the collateral based approach, in accordance with its valuation policy. The fair value reflects a significant discount based upon the Company’s belief that liquidation of collateral will ultimately be required, complicated by the bankruptcy proceedings in Curacao described above. The Company placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2020 amounted to $25,966 and $53,495, respectively.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $27,529 and $54,756, respectively.

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

The Company was informed by IIG’s legal counsel that the commercial court proceedings have been terminated due to the parties having reached a settlement.  The Company also was told by IIG’s legal counsel that the settlement proceeds have been placed in an escrow account, however, the Company has not received a copy of the settlement agreement, does not know the amount received in the settlement, and does not know when or if it will receive any of the settlement proceeds.  Accordingly, the Company does not know with certainty any amount that it may receive from the settlement.

Given that a settlement has been reached, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amounts that may be recoverable by the Company from the settlement. Taking the factors described above into consideration, the Company believes, that as of June 30, 2020, the most appropriate valuation method is the income approach. The Company placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2020 amounted to $136,500 and $273,000, respectively.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $136,500 and $271,500, respectively.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie Commercial S.A. (“Nacadie”) as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicated that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is an Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received three interest payments under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  During the third quarter of 2018, IIG informed the Company that although it had reviewed its books and records, it could not locate all of the original documents requested by the Company.  In connection with its review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  However, IIG did not repay the Company for this Participation. Further, as noted above, the SEC claimed that IIG had engaged in a fraudulent scheme that included issuing a Participation in a fake Nacadie facility to the Company, in exchange for the Company's $6 million investment.

Given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V and taking the factors described above into consideration, the Company believes, that as of June 30, 2020, the most appropriate valuation method is the income approach.  Although a senior executive at IIG agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  As noted above, IIG TOF B.V. has been declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company, which risk is enhanced by the fact that IIG has substantially wound down its business, and has an outstanding judgment against it in the amount of $35.2 million, as well as the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. The Company placed this receivable on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $132,708 and $265,416 for the three and six months ended June 30, 2020, respectively.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $132,708 and $263,958, respectively.

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

Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, a settlement has been reached among the parties as described above under “Algonodera Avellaneda S.A.”; therefore, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amount that may be recoverable by the Company from the settlement. The Company determined that the most appropriate method to calculate the fair value of this investment as of June 30, 2020 is the income approach. The Company placed the Participation on non-accrual status effective January 1, 2018 and interest not recorded relative to the original terms of this Participation for the three and six months ended June 30, 2020 amounted to $261,625 and $523,250, respectively.  Interest not recorded relative to the original terms of this Participation for the three and six months ended June 30, 2019 amounted to $261,625 and $520,375, respectively.

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

With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company determined the most appropriate valuation approach for this investment to be the income approach. The Company has estimated the fair value of the principal amount of this investment as of June 30, 2020 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring (including the risk that the restructuring may not be completed, given that IIG has substantially wound down its business) and the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. In prior periods, the Company had placed CAGSA on non-accrual status. However, based on actions taken by the liquidator (the "TOF B.V. Liquidator") in the IIG TOF B.V. bankruptcy proceedings and information received from the TOF B.V. Liquidator during the three months ended June 30, 2020, the Company has determined that there is a reasonable likelihood that the portion of the facility underlying its CAGSA Participations will be assigned to the Company in the near future. It is the Company's understanding that CAGSA continues to operate as a going concern and has made substantial progress in its restructuring. Given these developments, the Company believes CAGSA should no longer be placed on non-accrual status and therefore there was no interest that was not recorded relative to the original terms of these Participations for the three months ended June 30, 2020. Interest not recorded relative to the original terms of this investment amounted to approximately $330,191 for the six months ended June 30, 2020.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $330,191 and $656,754, respectively.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option.  Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. It is the Company’s understanding that Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring. Due to the uncertainty related to IIG’s liquidation process and having substantially wound down its business, the Company believes the most appropriate valuation method continues to be a hybrid of the income approach and the collateral based approach as of June 30, 2020, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding ultimate resolution of the Company's attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands.  For the three months ended March 31, 2020, the Company had placed Sancor on non-accrual status. However, based on actions taken by the TOF B.V. Liquidator in the IIG TOF B.V. bankruptcy proceedings and information received from the TOF B.V. Liquidator during the three months ended June 30, 2020, the Company has determined that there is a reasonable likelihood that the portion of the facility underlying its Sancor Participations will be assigned to the Company in the near future. It is the Company's understanding that Sancor continues to operate as a going concern and has made substantial progress in its restructuring. Given these developments, the Company believes Sancor should no longer be placed on non-accrual status and therefore, there was no interest that was not recorded relative to the original terms of this investment for the three months ended June 30, 2020. Interest not recorded relative to the original terms of this investment amounted to approximately $161,829 for the six months ended June 30, 2020 and none for the three and six months ended June 30, 2019.

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

IIG informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen given the bankruptcy proceedings against IIG TOF N.V. in Curacao and given that IIG has substantially wound down its business. As of June 30, 2020, the Company has estimated the fair value based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring, given the bankruptcy proceeding and IIG having substantially wound down its business. The Company placed Functional on non-accrual status, effective July 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $36,554 and $73,108, respectively for the three and six months ended June 30, 2020 and none for the three and six months ended June 30, 2019.

Investments through other sub-advisors

Usivale Industria E Comercio, Ltda.

As of June 30, 2020, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $555,359.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled. During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. Sugar price pressure continued through 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019, though principal payment was not made on schedule. The 2019 annual interest payment was not received as of June 30, 2020. The Company is currently working with Usivale’s management to optimize their financial performance in response to volatile sugar prices to better facilitate principal repayment, including engaging industry and financial consultants to that effect.

As of June 30, 2020, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,577,164, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of June 30, 2020, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $34,761 and $69,522, respectively, for the three and six months ended June 30, 2020.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $34,761 and $69,140, respectively.

As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut, which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $497,462 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of June 30, 2020, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation was 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and has taken steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 during the first week April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. In prior periods, the Company had placed this Participation on non-accrual status, accordingly, interest not recorded relative to the original terms of this Participation for the three and six months ended June 30, 2020 amounted to $0 and $204,361, respectively.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $204,360 and $406,475, respectively. The Company believes, that as of June 30, 2020, the most appropriate valuation method is the income approach and the Company has determined the fair value of the principal amount of this investment to be $7,530,616, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the final steps in the judicial process which are through a consequential hearing to determine the costs and interest owed from the insurers..

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of June 30, 2020, the outstanding principal balance on this Participation was $648,430 and interest had been paid in full through August 10, 2018. The accrued interest balance as of June 30, 2020 is $134,215. Repayment on the Participation has been slower than originally anticipated due to operational delays within the underlying trade. GPI had been actively working with its buyer to resolve the operational delays, but the buyer has since experienced financial challenges making payment of the outstanding invoice unlikely. As such, focus has primarily shifted to pursuing a claim under GPI’s credit insurance policy which covers full outstanding principal and interest of the loan. Recovery through the insurance policy is expected to take place in the coming quarters. Due to the reliance on the cash flow from the insurance policy, the Company believes the most appropriate valuation method is the income approach and has determined the fair value of the principal amount of this investment to be $648,430, as of June 30, 2020, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment. The Company placed GPI on non-accrual status effective October 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $23,993 and $53,637, respectively for the three and six months ended June 30, 2020 and none for the three and six months ended June 30, 2019.

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility originated by the Company’s sub-advisor, AMC Trade Finance Limited (“AMC”), with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower.  As of June 30, 2020, the aggregate outstanding principal balance of these Participations was $10,413,683 and accrued interest amounted to $3,267,506. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters.  Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Producam to be $9,192,637 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Producam’s financial performance.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility originated by the Company’s sub-advisor, TransAsia Private Capital Ltd. (“TransAsia”), with Conplex International Ltd. (“Conplex”), a Hong Kong based international open market distributor and wholesaler of electronics products, as the borrower. As of June 30, 2020, the aggregate outstanding principal balance of these Participations was $9,500,000 and accrued interest amounted to $1,094,388.  Repayment on these positions has been slower than originally anticipated due to short term cash flow pressure on Conplex. TransAsia informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. TransAsia then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Conplex to be $7,686,402 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Conplex’s financial performance.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility originated by the Company’s sub-advisor, TransAsia. Triton is a Singapore based diversified commodities trading company.  As of June 30, 2020 the aggregate outstanding principal balance of the investment was $16,456,270 and accrued interest amounted to $1,261,647. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters.  Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Triton to be $14,793,124 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Triton’s financial performance.

Helios Maritime I

Between July 2015 and December 2017, the Company purchased six Participations totaling $15,300,000 in a term loan facility originated by the Company’s sub-advisor, Helios Investment Partners, LLP (“Helios”), with Helios Maritime I (“Helios Maritime”), a company setup for the purposes of on-lending to Starz Investment Company, Ltd., a Nigerian shipping and logistics company for the purpose of acquiring a handling tug vessel. As of June 30, 2020, the aggregate outstanding principal balance of these Participations was $12,762,670 and total accrued interest amounted to $4,516,047, which included $2,549,918 of interest which is deferred and payable at maturity of the loan.  Repayment on these positions has been slower than originally anticipated due to delays in acquiring a long-term contract, which has been further prolonged based on challenges presented by the COVID-19 pandemic and the recent decline in oil prices. Helios is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Helios Maritime to be $10,515,861 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Helios Maritime’s financial performance.

TRG Cape Verde Holdings Ltd

In May 2016, the Company purchased a $17,000,000 Participation in a term loan facility originated by the Company’s sub-advisor, Helios, with TRG Cape Verde Holdings Ltd (“TRG Cape Verde”), an owner and developer of resorts based in Cabo Verde. As of June 30, 2020, the aggregate outstanding principal balance of this Participation was $13,156,933 and accrued interest amounted to $1,230,971.  Repayment on this position has been slower than originally anticipated due to regulatory changes in TRG Cape Verde’s fundraising model, along with further challenges associated with little to no occupancy at its resort properties due to the ongoing COVID-19 pandemic. Helios is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in TRG Cape Verde to be $11,359,874 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in TRG Cape Verde’s financial performance.

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility originated by the Company’s sub-advisor, Helios, with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. As of June 30, 2020, the aggregate outstanding principal balance of this Participation was $17,176,724 and accrued interest amounted to$1,369,374.  Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Trustco to be

$14,873,425 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in legal proceedings and Trustco’s financial performance.

Itelecom Holding Chile SpA

In December 6, 2018, the Company invested in an $8.1 million senior secured term loan with Itelecom Holding Chile SpA (“Itelecom”) as the borrower. Itelecom used the funds to finance the acquisition and installation of LED luminaries for projects with three municipalities in Chile: (i) Municipality of Las Condes (“Las Condes”), (ii) Agencia Chilena de Eficiencia Energetica – i.e. AChEE – on behalf of the Municipality of Calbuco ("Calbuco”), and (iii) the Gobierno Regional de la Region de Tarapaca for the Municipality of Iquique (“Iquique”).  As of June 30, 2020, the aggregate outstanding principal balance of the investment was $1,408,638 and accrued interest amounted to $37,716.

As of the end of June 2019, Itelecom had completed 100% of the agreed services for the municipalities for all three projects. While the contracts with Iquique and Calbuco were fully settled, the contract with Las Condes will be repaid by the municipality over a pre-determined schedule, with the final payment in June 2021.

In May 2020, the Company’s sub-advisor for this investment, Alsis Funds, S.C., and local legal counsel notified the Company that Itelecom’s chief executive officer, Marcelo Lefort, had been arrested for alleged bribery and money laundering related to his interactions with representatives of certain municipalities, including Iquique and the Municipality of Chillán. Within several days after the Company learned of these allegations from Alsis and local counsel, Itelecom confirmed that Itelecom’s bank accounts, including the collection accounts with Banco de Chile for the debt service of the Company’s loan, had been frozen by the court presiding over the charges against Itelecom’s chief executive officer. Itelecom was able to unfreeze some bank accounts to fund its basic maintenance and operations and to pay its employees. The Company’s collection accounts, including a reserve account of US $270,000, remain frozen. The Company is exploring legal remedies to secure and segregate the debt service accounts from Itelecom through Las Condes.

The Company has estimated the fair value of the principal amount of the Itelecom loan to be $1,408,638 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty resulting from the legal proceedings described above.

The industry composition of the Company’s portfolio, at fair value as of June 30, 2020 and December 31, 2019, was as follows:

	As of June 30, 2020		As of December 31, 2019
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,256,800	3.7%	$12,417,122	3.6%
Boatbuilding and Repairing	5,848,683	1.8%	5,695,069	1.7%
Chemicals and Allied Products	15,000,000	4.5%	15,000,000	4.4%
Chocolate and Cocoa Products	9,192,637	2.8%	9,687,887	2.8%
Coal and Other Minerals and Ores	31,959,683	9.7%	32,348,090	9.5%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	—	—	100,000	0.0%
Consumer Products	9,318,469	2.8%	9,318,469	2.7%
Corrugated and solid fiber boxes	13,351,735	4.0%	—	—
Department Stores	8,786,977	2.7%	8,638,109	2.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	803,254	0.2%
Electric Services	1,408,638	0.4%	16,383,269	4.8%
Farm Products	9,667,785	2.9%	9,644,313	2.8%
Fats and Oils	3,398,558	1.0%	3,398,558	1.0%
Financial services	3,758,063	1.1%	3,758,063	1.1%
Freight Transportation Arrangement	13,779,518	4.2%	13,505,035	4.0%
Food Products	2,242,237	0.7%	2,724,804	0.8%
Groceries and Related Products	457,418	0.1%	468,756	0.1%
Hotels and Motels	11,359,874	3.4%	12,846,584	3.8%
Land Subdividers and Developers	14,873,425	4.5%	16,781,000	4.9%
Logging	5,797,622	1.8%	5,612,436	1.6%
Meat, Poultry & Fish	6,361,679	1.9%	6,240,961	1.8%
Motor Vehicle Parts and Accessories	8,974,373	2.7%	8,731,936	2.6%
Personal Credit Institutions	2,975,691	0.9%	3,603,592	1.1%
Petroleum and Petroleum Products	14,592,683	4.4%	15,500,000	4.6%
Programming and Data Processing	17,967,951	5.4%	17,740,330	5.2%
Refuse Systems	27,738,539	8.4%	25,766,063	7.6%
Secondary Nonferrous Metals	17,530,616	5.3%	17,530,616	5.2%
Short-Term Business Credit	4,740,000	1.4%	4,740,000	1.4%
Soap, Detergents, and Cleaning	2,620,083	0.8%	2,894,698	0.9%
Telephone and Telegraph Apparatus	7,686,402	2.3%	8,840,048	2.6%
Telephone Communications	35,747,233	10.8%	36,794,973	10.8%
Water Transportation	10,515,860	3.2%	12,748,503	3.7%
Total	$330,593,500	100.0%	$340,298,376	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina	$24,159,256	7.3%	$24,198,860	7.1%
Botswana	4,740,000	1.4%	4,740,000	1.4%
Brazil	26,393,798	8.0%	26,012,563	7.6%
Cabo Verde	11,359,874	3.4%	12,846,584	3.8%
Cameroon	9,192,637	2.8%	9,687,887	2.9%
Chile	2,678,224	0.8%	2,652,855	0.8%
Colombia	23,456,424	7.1%	23,479,065	6.9%
Croatia	8,786,977	2.7%	8,638,109	2.5%
Ecuador	13,387,573	4.1%	35,838	0.0%
Ghana	14,592,683	4.4%	30,500,000	9.0%
Guatemala	10,504	0.0%	10,504	0.0%
Hong Kong	49,646,085	15.0%	51,188,138	15.0%
Jersey	15,266,500	4.6%	16,919,500	5.0%
Kenya	13,779,518	4.2%	13,505,035	4.0%
Malaysia	15,000,000	4.5%	15,000,000	4.4%
Mauritius	457,418	0.1%	468,756	0.1%
Mexico	27,738,539	8.4%	25,766,063	7.6%
Morocco	7,530,616	2.3%	7,530,616	2.2%
Namibia	14,873,425	4.5%	16,781,000	4.9%
Netherlands	8,974,373	2.7%	8,731,936	2.6%
New Zealand	5,797,622	1.8%	5,612,436	1.7%
Nigeria	12,030,084	3.6%	14,262,726	4.2%
Peru	4,599,086	1.4%	4,599,086	1.4%
Romania	1,744,775	0.5%	2,034,188	0.6%
South Africa	497,462	0.2%	790,616	0.2%
United Arab Emirates	648,430	0.2%	803,254	0.2%
Uganda	6,873,472	2.1%	6,850,000	2.0%
Zambia	2,620,083	0.8%	2,894,698	0.9%
N/A	3,758,062	1.1%	3,758,063	1.1%
Total	$330,593,500	100.0%	$340,298,376	100.0%

(1)

All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of June 30, 2020:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$99,415,415	$—	$—	$99,415,415
Senior secured term loan participations	158,424,908	—	—	158,424,908
Senior secured trade finance participations	67,795,496	—	—	67,795,496
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,199,618	—	—	1,199,618
Total	$330,593,500	$—	$—	$330,593,500

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2019:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$83,353,208	$—	$—	$83,353,208
Senior secured term loan participations	180,500,425			180,500,425
Senior secured trade finance participations	71,606,458	—	—	71,606,458
Short term investments	3,758,063			3,758,063
Equity warrants	1,080,222			1,080,222
Total	$340,298,376	$—	$—	$340,298,376

The following is a reconciliation of activity for the six months ended June 30, 2020, of investments classified as Level 3:

	Fair Value at December 31, 2019	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Fair Value at June 30, 2020
Senior secured term loans	$83,353,208	$13,250,000	$(627,901)	$3,440,108	$—	$99,415,415
Senior secured term loan participations	180,500,425	-	(18,238,360)	2,468,343	(6,305,500)	158,424,908
Senior secured trade finance participations	71,606,458	7,000,000	(7,266,163)	—	(3,544,799)	67,795,496
Short term and other investments	3,758,063	4,000,000	(4,000,000)	—		3,758,063
Equity warrants	1,080,222	—	—	—	119,396	1,199,618
Total	$340,298,376	$24,250,000	$(30,132,424)	$5,908,451	$(9,730,903)	$330,593,500

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three and six months ended June 30, 2020 and 2019. Net unrealized depreciation for the six months ended June 30, 2020 and 2019 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $9,730,903 and $1,903,180, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of June 30, 2020, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2020:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$67,136,562	Income approach (DCF)	Market yield	9.0% - 16.4% (11.7%)
Senior secured trade finance participations (1)	$658,934	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$99,415,415	Income approach (DCF)	Market yield	11.0% - 14.5% (12.4%)
Senior secured term loan participations	$158,424,908	Income approach (DCF)	Market yield	11.5% - 15.0% (12.7%)
Other investments (3)	$3,758,063	Hybrid income/collateral based approach	Market yield / value of collateral	8.80%
Equity warrants	$1,199,618	Option Pricing Method	Estimated company value	N/A

(1)	Collateral based approach used for the following watch list investments: Profasa and GPI. See Note 3 “Watch List Investments” for further information.
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

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on February 25, 2021, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and six months ended June 30, 2020 and 2019.

Transactions

For the three months ended June 30, 2020 and 2019, the Advisor earned $1,844,871, and $1,948,848, respectively, in asset management fees and $1,628,075 and $1,300,594, respectively, in incentive fees. For the six months ended June 30, 2020 and 2019, the Advisor earned $3,691,427, and $3,907,970, respectively, in asset management fees and $2,479,186 and $2,759,107, respectively, in incentive fees.

As of June 30, 2020 and December 31, 2019, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,057,734 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

Note 6. Organization and Offering Costs

As of June 30, 2020, the Sponsor has paid approximately $17,522,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $0 and $51,600 of offering costs, which were incurred by the Sponsor during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company did not make any reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through June 30, 2020, the Company has reimbursed the Sponsor a total of $17,237,807 of offering and organization costs and there is a remaining balance of approximately $520,600 of offering costs that have not yet been reimbursed to the Sponsor as of June 30, 2020.

For the six months ended June 30, 2020 and 2019, we paid SC Distributors, the dealer manager for certain of our offerings, $238,829 and $260,390, respectively in ongoing distributions fees, dealer manager fees and service fees.

Note 7. Notes Payable

The Company notes payable consist of the following:

	June 30, 2020	December 31, 2019
	Outstanding Balance	Outstanding Balance
Christian Super promissory note	$5,000,000	$5,000,000
Total notes payable	$5,000,000	$5,000,000

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

TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of June 30, 2020, the Company was in full compliance with all such representations, warranties and covenants.

For the three months ended June 30, 2020 and 2019, the Company recognized $68,536 and $608,718, respectively, in interest expense. For the six months ended June 30, 2020 and 2019, the Company recognized $137,073 and $1,208,666, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2020	$—
2021	5,000,000
Thereafter	-
$5,000,000

Note 8. Unit Capital

As of June 30, 2020, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of June 30, 2020, the Company recorded a liability in the aggregate amount of $489,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of June 30, 2020 is calculated based on a net asset value per Class C, Class I and Class W units of $7.804 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the six months ended June 30, 2020:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	June 30,
	2019	the Period	the Period	2020
Class A units	17,861,312	254,288	(205,662)	17,909,938
Class C units	8,067,787	31,003	(115,855)	7,982,935
Class I units	10,468,162	297,965	(259,650)	10,506,478
Class W units	24,555	-	-	24,555
Class Y units	1,297,897	322,131	(3,176)	1,616,852
Class Z units	8,423,851	-	-	8,423,851
Total	46,143,564	905,388	(584,343)	46,464,609

The total of 905,388 units issued during the six months ended June 30, 2020 included 583,304 units issued under the DRP at a value of $4,647,000 and 322,131 units sold pursuant to our private placement for aggregate gross proceeds of $2,606,000.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the second quarter of 2020 have been made at a price equal to $7.804 per units, which was the net asset value per unit of each class as of March 31, 2020, the most recently disclosed net asset value at the time of repurchase.

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

During the six months ended June 30, 2020, the Company received repurchase requests for a total of 584,343 units at a weighted average repurchase price per unit of $7.914 for an aggregate repurchase price of $4,624,739. As of June 30, 2020, $2,305,807 of these repurchase requests were pending processing and were completed by the Company in July 2020. For the quarter ended June 30, 2020, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that we fulfilled 14.53% of eligible repurchase requests (based on the number of units submitted for repurchase). Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the six months ended June 30, 2020:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2020	January 15, 2020	$0.00168675	$1,610,076	$793,883	$2,403,959
February 29, 2020	February 14, 2020	$0.00168675	1,513,649	743,093	2,256,742
March 31, 2020	February 21, 2020	$0.00168675	1,648,333	772,972	2,421,305
April 30, 2020	February 21, 2020	$0.00168675	1,573,136	769,640	2,342,776
May 31, 2020	February 21, 2020	$0.00168675	1,630,166	798,492	2,428,658
June 30, 2020	May 14, 2020	$0.00168675	1,586,255	768,554	2,354,809
Total for 2020			$9,561,615	$4,646,634	$14,208,249

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2020 and 2019:

	Six months ended
	June 30,	June 30,
	2020	2019
Per unit data (1):
Net asset value at beginning of period	$8.01	$8.20
Net investment income	$0.26	$0.25
Net change in unrealized depreciation on investments	$(0.21)	$(0.04)
Net (decrease) increase in net assets resulting from operations	$0.05	$0.21
Distributions	$(0.31)	$(0.30)
Net change in accrued distribution and other fees	$0.01	$0.01
Net decrease in net assets	$(0.25)	$(0.08)
Net asset value at end of period (2)	$7.76	$8.12
Total return based on net asset value (3)	0.62%	2.57%
Net assets at end of period	$360,501,166	$353,770,077
Units Outstanding at end of period	46,464,609	43,602,953
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.09%	6.31%
Ratio of net operating expenses to average net assets	4.90%	6.33%

1	The per unit data was derived by using the weighted average units outstanding during the six months ended June 30, 2020 and 2019, which were 46,463,428 and 43,920,005, respectively.

2

For financial statement reporting purposes under GAAP, as of June 30, 2020 and 2019, the Company recorded a liability in the amount of $489,000 and $911,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2020, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from July 1 through July 31, 2020. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for July totaled $1,594,134. With respect to unitholders participating in the Distribution Reinvestment Plan, $790,735 of the distributions for July were reinvested in units.

The Company’s board of managers has authorized the declaration of distributions for August 2020. The August distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about September 1, 2020 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Investments

Subsequent to June 30, 2020 through Augusts 14, 2020, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $1.8 million.

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

For the six months ended June 30, 2020, we issued 583,304 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $4,647,000. In addition, for the six months ended June 30, 2020, we issued 322,131 of our units for gross proceeds of approximately $2,606,000 pursuant to our ongoing private placement described above. As of June 30, 2020, $42.1 million in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to June 30, 2020, we have issued an aggregate of 52,393,804 of our units, including 5,929,195 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $485,734,000 including approximately $46,282,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000, for net proceeds of $464,071,000.

Impact of COVID-19

There is an ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe, first in Asia, then in Europe, then in the United States, and finally Latin America and Africa, have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, the extent of the impact of COVID-19 on the business, financial condition and results of operations of our borrowers may result in their inability to make required payments in the near term which could impact the fair value of our investments. Although the Coronavirus has created material uncertainty and economic disruption, due to the rapidly evolving nature of the situation, we cannot predict the ultimate impact it will have on us. We are managing the situation through active engagement with our borrowers and are analyzing the potential effects COVID-19 may have on the portfolio or any potential capital deployments. Additionally, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the Coronavirus to the workforce, including permitting and encouraging employees to work remotely, temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion.

As of the date of this report, with respect to current and future payment performance, 18.3% of investments (based on the fair value of the investments as of June 30, 2020, are known to have been significantly impacted, including material losses to revenues, by COVID-19 resulting in the need to restructure or extend payments associated with the aforementioned investments.

While many of our borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied to-date.  As indicated under "-Watch List Investments" below, the borrowers with respect to three of the four investments we added to the Watch List for the six months ended June 30, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, we and/or our sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. In the case of one investment, where efforts to reach an appropriate risk-adjusted restructuring have been unsuccessful, our sub-advisor issued a notice of default and acceleration notice, including the initiation of legal proceedings to recover amounts due.

Due to the disruptions associated with COVID-19, we can provide no assurances that we will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, we can provide no assurances that we will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic are expected to be prolonged and we may see further defaults and additional investments may be added to the Watch List in subsequent quarters.  The adverse impact of COVID-19 was a significant contributor to the $0.255 decline in our NAV per unit as of June 30, 2020, as compared to our NAV per unit as of December 31, 2019.

In addition, we have seen, and expects to continue to see, a slowdown in transaction volume due to the impact of the pandemic, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) may no longer be in a position to appropriately add debt capital.  Transaction volumes may also be affected by restrictions on travel and other shelter in place orders, making it more difficult to conduct in-person visits with potential borrowers. Additionally, in future periods, we may hold higher levels of cash than before the pandemic to ensure we have sufficient cash available to meet our cash obligations. A potential slower pace of deployment or higher cash balances each have the potential to further reduce cash flow generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of June 30, 2020, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating.  We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

From our inception through December 31, 2017, under the terms of the Expense Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $16.3 million have not been reimbursed to the Sponsor as of June 30, 2020.

Portfolio and Investment Activity

During the six months ended June 30, 2020, we invested approximately $24.3 million across four separate portfolio companies, including one new borrower. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $30.1 million.

At June 30, 2020 and December 31, 2019, the Company’s investment portfolio included 42 and 47 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of June 30, 2020		As of December 31, 2019
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$99,415,415	30.1%	$83,353,208	24.5%
Senior secured term loan participations	158,424,908	48.0%	180,500,425	53.0%
Senior secured trade finance participations	67,795,496	20.5%	71,606,458	21.0%
Short term and other investments *	3,758,063	1.1%	3,758,063	1.1%
Equity warrants	1,199,618	0.4%	1,080,222	0.3%
Total investments	$330,593,500	100.0%	$340,298,376	100.0%

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

As of June 30, 2020, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.7%, 12.7%, 12.4%, and 8.8%, respectively, for a weighted average yield on investments of approximately 12.3% on our total portfolio.

As of June 30, 2019, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.5%, 13.0%, 12.4%, and 8.2%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of June 30, 2020, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,577,164
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021	(2)	1,456,162	1,408,638
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	Hong Kong	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		2,975,691	2,975,691
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	9.16% Cash/2.20% PIK	6/18/2025		13,351,735	13,351,735
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/31/2020		17,166,559	17,166,559
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2021		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(3)	26,538,921	27,738,539
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/11/2021		5,797,622	5,797,622
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	11.00%	12/31/2024	(2)	4,599,086	4,599,086
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	11.47%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	10.00% Cash/1.50% PIK	11/24/2022		17,779,123	17,967,951
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/4.00% PIK	12/7/2023		5,858,439	5,848,683
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	8/21/2021	(2)	13,156,933	11,359,874
Fiber Optics Network Provider	Telephone Communications	Access to Technology	Colombia	8.95% Cash/5.00% PIK	10/15/2023		20,313,749	20,480,733
Mall Operator	Department Stores	Infrastructure Development	Croatia	7.00% Cash/6.00% PIK	1/23/2021		8,723,129	8,786,977
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		14,592,683	14,592,683
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	12.35%	3/28/2023		15,580,000	15,266,500
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	8.99% Cash/4.00% PIK	3/31/2023		13,779,518	13,779,518
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021	(2)	17,176,724	14,873,425
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	15.00%	8/20/2021		8,776,515	8,974,373
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	12.08%	9/16/2020	(2)	12,762,670	10,515,861
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	8.00% Cash/5.00% PIK	7/18/2021		1,762,289	1,744,775
Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	14.50%	4/30/2024		6,850,000	6,873,472
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	11.91%	8/27/2023		2,620,083	2,620,083
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	9,679,636
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,719,383
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,361,679
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	16.42%	8/31/2019	(2)	10,413,683	9,192,637
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	1,269,586

Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019	(4)	35,838	35,838
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(2)	881,800	10,504
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Hong Kong	11.50%	8/15/2020	(2)	16,456,270	14,793,124
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	4/30/2020	(2)	9,500,000	7,686,402
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	10.68%	8/6/2020	(4)	457,418	457,418
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	7,349,626	7,530,616
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	9.00%	8/31/2020	(4)	675,256	675,256
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	9.00%	8/31/2020	(4)	838,967	838,967
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(2)	785,806	497,462
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$330,593,500

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of June 30, 2020, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	61,401,586	18.6%
Inclusive Finance	7,715,691	2.3%
Infrastructure Development	40,868,959	12.4%
Recycling	48,620,890	14.7%
Responsible Consumer Goods Production	17,938,317	5.4%
Responsible Fuel Storage	14,592,683	4.4%
Responsible Industrial Goods Distribution	15,000,000	4.5%
Responsible Logistics Management	24,295,379	7.3%
Responsible Metals Distribution	24,793,124	7.5%
Responsible Natural Resources Distribution	17,166,559	5.2%
Sustainable Agriculture & Agroprocessing	41,832,339	12.8%
Sustainable Aquaculture & Processing	35,838	0.0%
Sustainable Dairy Production	4,719,383	1.5%
Sustainable Forestry	5,797,622	1.8%
Technological Innovation	1,408,638	0.4%
Other	3,758,063	1.1%
Total	$330,593,500	100.1%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of June 30, 2020, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). As of June 30, 2020 and December 31, 2019, the Company had 18 and 13 Watch List investments, respectively.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The Company previously entered into a sub-advisory arrangement with IIG through the Company’s Advisor, however, the Company has determined not to make any further investments with IIG as the sub-advisor.  IIG was the sub-advisor with respect to seven of the 18 investments that the Company has deemed Watch List investments.  The Company is aware that IIG has substantially wound down its business. Further, the Company has learned that IIG Trade Opportunities Fund N.V. (“IIG TOF N.V.”), a fund that was advised by IIG from whom the Company purchased certain Participations as described below, has been placed into bankruptcy proceedings in Curacao involuntarily by certain of its equity investors. In addition, on December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of IIG TOF N.V. that also was advised by IIG and from whom the Company purchased certain participations as described below, bankrupt. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The SEC filed a civil complaint against IIG alleging that IIG engaged in a series of fraudulent activity, beginning in 2007, to cover up tens of millions of dollars in investment losses. The SEC alleged that the scheme involved, among other things, overvaluing assets under management and the fraudulent sale of troubled and fake trade finance securities, including the $6 million investment that the Company made in 2017 (which the Company now refers to as the IIG TOF B.V. receivable). A final consent judgment was entered against IIG in March 2020, ordering IIG to, among other things, pay $35.2 million to the SEC. In addition, in July 2020, the SEC filed a civil complaint, and the United States government filed criminal charges, against one of the founders of IIG, in each case alleging multiple claims, including fraud.

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

IIG was the sub-advisor for the following Watch List Investments as of June 30, 2020:

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

As of the date of this filing, completion of restructuring is unlikely, and, as such, the Company has valued this investment utilizing the collateral based approach, in accordance with its valuation policy. The fair value reflects a significant discount based upon the Company’s belief that liquidation of collateral will ultimately be required, complicated by the bankruptcy proceedings in Curacao described above. The Company placed this position on non-accrual as of July 1, 2017 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2020 amounted to $25,966 and $53,495, respectively.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $27,529 and $54,756, respectively.

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

The Company was informed by IIG’s legal counsel that the commercial court proceedings have been terminated due to the parties having reached a settlement.  The Company also was told by IIG’s legal counsel that the settlement proceeds have been placed in an escrow account, however, the Company has not received a copy of the settlement agreement, does not know the amount received in the settlement, and does not know when or if it will receive any of the settlement proceeds.  Accordingly, the Company does not know with certainty any amount that it may receive from the settlement.

Given that a settlement has been reached, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amounts that may be recoverable by the Company from the settlement. Taking the factors described above into consideration, the Company believes, that as of June 30, 2020, the most appropriate valuation method is the income approach. The Company placed this investment on non-accrual status effective January 1, 2019 and interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2020 amounted to $136,500 and $273,000, respectively.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $136,500 and $271,500, respectively.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Nacadie Commercial S.A. (“Nacadie”) as the borrower. The Company purchased the Participation in March 2017 for $6,000,000.  Loan documents provided to the Company by IIG indicated that Vicentin is guarantor of the payments to be made by Nacadie under the facility. Nacadie is an Uruguay-based company focused on trading of the “soy bean complex” (soybeans, soybean meals, and oils) originating from Argentina, Paraguay and Uruguay. The Company received three interest payments under this Participation in March 2017 and has not received any other payments of principal or interest.  Given that the loan documents state that Vicentin had guaranteed the payments due under both the Algodonera and Nacadie trade finance facilities, the Company erroneously believed that IIG had made filings in the commercial court in Buenos Aires, Argentina related to the Nacadie trade finance facility, similar to the filings IIG made with respect to the Algodonera facility.  In July 2018, IIG informed the Company that the Nacadie trade finance facility was not included in its commercial court filings referenced above under “—Algodonera Avellaneda S.A.” IIG also informed the Company that it had not called a default on Nacadie for nonpayment under the facility. Given this new information, in order to re-confirm the details of its Participation in the Nacadie trade finance facility and the status of the facility, the Company requested original versions of all documents related to its Participation in the facility, including original versions of the underlying facility agreements and bank statements showing the Company’s investment in the facility. The Company had previously been provided by IIG with copies of documents related to its Participation and the underlying facility.  During the third quarter of 2018, IIG informed the Company that although it had reviewed its books and records, it could not locate all of the original documents requested by the Company.  In connection with its review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment.  As a result, IIG offered to refund the Company’s investment amount, including all accrued interest.  However, IIG did not repay the Company for this Participation. Further, as noted above, the SEC claimed that IIG had engaged in a fraudulent scheme that included issuing a Participation in a fake Nacadie facility to the Company, in exchange for the Company's $6 million investment.

Given that this investment is no longer classified as a Participation in a trade finance facility, but rather as a receivable from IIG TOF B.V and taking the factors described above into consideration, the Company believes, that as of June 30, 2020, the most appropriate valuation method is the income approach.  Although a senior executive at IIG agreed in conversations with the Company’s senior management to repay the Company for this investment in an amount equal to the outstanding principal and accrued interest (calculated in accordance with the terms of the Nacadie Participation in which the Company originally invested), the Company has not received a written agreement from IIG to this effect.  As noted above, IIG TOF B.V. has been declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the uncertainty created by the risk that IIG will not honor its agreement to repay the Company, which risk is enhanced by the fact that IIG has substantially wound down its business, and has an outstanding judgment against it in the amount of $35.2 million, as well as the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. The Company placed this receivable on non-accrual status, effective July 1, 2018 and interest not recorded relative to the original terms of this investment amounted to approximately $132,708 and $265,416 for the three and six months ended June 30, 2020, respectively.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $132,708 and $263,958, respectively.

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

Although IIG expressed to the Company in the third quarter of 2018 its belief that it will prevail in the court proceedings, a settlement has been reached among the parties as described above under “Algodonera Avellaneda S.A.;” therefore, the Company has applied a discount to the fair value to account for the inherent uncertainty regarding the amount that may be recoverable by the Company from the settlement. The Company determined that the most appropriate method to calculate the fair value of this investment as of June 30, 2020 is the income approach. The Company placed the Participation on non-accrual status effective January 1, 2018 and interest not recorded relative to the original terms of this Participation for the three and six months ended June 30, 2020 amounted to $261,625 and $523,250, respectively.  Interest not recorded relative to the original terms of this Participation for the three and six months ended June 30, 2019 amounted to $261,625 and $520,375, respectively.

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

With the announcement that CAGSA had reached a preliminary settlement with its creditors, as of March 31, 2019, the Company determined the most appropriate valuation approach for this investment to be the income approach. The Company has estimated the fair value of the principal amount of this investment as of June 30, 2020 based on the income approach, discounted to reflect the uncertainty related to CAGSA’s potential restructuring (including the risk that the restructuring may not be completed, given that IIG has substantially wound down its business) and the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. In prior periods, the Company had placed CAGSA on non-accrual status. However, based on actions taken by the liquidator (the "TOF B.V. Liquidator") in the IIG TOF B.V. bankruptcy proceedings and information received from the TOF B.V. Liquidator during the three months ended June 30, 2020, the Company has determined that there is a reasonable likelihood that the portion of the facility underlying its CAGSA Participations will be assigned to the Company in the near future. It is the Company's understanding that CAGSA continues to operate as a going concern and has made substantial progress in its restructuring. Given these developments, the Company believes CAGSA should no longer be placed on non-accrual status and therefore there was no interest that was not recorded relative to the original terms of these Participations for the three months ended June 30, 2020. Interest not recorded relative to the original terms of this investment amounted to approximately $330,191 for the six months ended June 30, 2020.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $330,191 and $656,754, respectively.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower.  Sancor has been in ongoing negotiations to reorganize itself, including with multiple potential buyers. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option.  Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. It is the Company’s understanding that Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring. Due to the uncertainty related to IIG’s liquidation process and having substantially wound down its business, the Company believes the most appropriate valuation method continues to be a hybrid of the income approach and the collateral based approach as of June 30, 2020, based upon the value of the Company’s pledged collateral, discounted for the uncertainty around the expected timing and value of a potential sale and the uncertainty regarding ultimate resolution of the Company's attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands.

For the three months ended March 31, 2020, the Company had placed Sancor on non-accrual status.  However, based on actions taken by the TOF B.V. Liquidator in the IIG TOF B.V. bankruptcy proceedings and information received from the TOF B.V. Liquidator during the three months ended June 30, 2020, the Company has determined that there is a reasonable likelihood that the portion of the facility underlying its Sancor Participations will be assigned to the Company in the near future. It is the Company's understanding that Sancor continues to operate as a going concern and has made substantial progress in its restructuring. Given these developments, the Company believes Sancor should no longer be placed on non-accrual status and therefore, there was no interest that was not recorded relative to the original terms of this investment for the three months ended June 30, 2020.  Interest not recorded relative to the original terms of this investment amounted to approximately $161,829 for the six months ended June 30, 2020  and none for the three and six months ended June 30, 2019.

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

IIG informed the Company in a prior period that it was working with Functional on restructuring the facility, but it is uncertain when or if this will happen given the bankruptcy proceedings against IIG TOF N.V. in Curacao and given that IIG has substantially wound down its business. As of, the Company has estimated the fair value based on the income approach, discounted to present value using an appropriate yield to maturity, assuming the facility is restructured in the manner in which IIG previously informed the Company it expected the loan to be restructured.  The appropriate yield to maturity increased to reflect uncertainty around the timing and completion of the restructuring, given the bankruptcy proceeding and IIG having substantially wound down its business. The Company placed Functional on non-accrual status, effective July 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $36,554 and $73,108, respectively for the three and six months ended June 30, 2020 and none for the three and six months ended June 30, 2019.

Investments through other sub-advisors

Usivale Industria E Comercio, Ltda.

As of June 30, 2020, the Company’s investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, is comprised of two senior secured term loans for an aggregate loan amount of $2,851,296 and total accrued interest of $555,359.  As reported in previous filings, Usivale exited judicial recovery on October 7, 2016 and resumed normal operations.  Subsequently, the Company began receiving principal and interest payments from Usivale as scheduled. During an on-site visit with Usivale’s management in September 2017, Usivale indicated its intention to pay the 2017 principal and interest payment on time and in full, assuming relatively steady sugar prices.  Post-site visit, sugar prices again compressed significantly, which caused added pressure on the cash flow of the business. Sugar price pressure continued through 2018. The 2017 annual interest payment was received in full and the 2018 annual interest payment was received in March 2019, though principal payment was not made on schedule. The 2019 annual interest payment was not received as of June 30, 2020. The Company is currently working with Usivale’s management to optimize their financial performance in response to volatile sugar prices to better facilitate principal repayment, including engaging industry and financial consultants to that effect.

As of June 30, 2020, the Company has estimated the fair value of the principal amount of the Usivale loans at $2,577,164, which is based on the income approach, accounting for expected principal and interest payments discounted by the loan’s yield to maturity, which includes uncertainty related to continued volatility in sugar prices.

Applewood Trading 199 Pty, Ltd.

In January 2015, the Company purchased a $1,250,000 Participation in a trade finance facility originated by Barak Fund SPC Ltd., a fund advised by the Company’s sub-advisor, Barak Fund Management Ltd. (“Barak”), with Applewood Trading 199 Pty, Ltd. (“Cape Nut”), as the borrower.  Cape Nut is located in Cape Town, South Africa.  As of June 30, 2020, the total balance outstanding under the Participation amounts to $785,806. Cape Nut’s trade finance facility has a stated maturity date of May 22, 2015, which Barak agreed to extend in October 2014 and the Company subsequently agreed to an extension of the maturity date for its Participation. The Company and Barak are working with Cape Nut to establish an appropriate repayment schedule. Cape Nut made partial principal payments during 2015, 2016 and 2017. Accordingly, the Company placed this Participation on non-accrual status effective February 1, 2016 and interest not recorded relative to the original terms of this Participation amounted to approximately $34,761 and $69,522, respectively, for the three and six months ended June 30, 2020.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $34,761 and $69,140, respectively.

As reported in previous filings, due to Cape Nut’s cash flow difficulties and operating losses, in 2016, the Company’s sub-advisor, Barak, facilitated a strategic sale of Cape Nut, which closed in June 2016, resulting in Barak owning 50% of Cape Nut. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Cape Nut to be $497,462 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Cape Nut’s financial performance.
Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion Capital, Ltd. (“Scipion”), with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower.  Mac Z is located in Morocco. As of June 30, 2020, the outstanding principal balance on this Participation was $7,349,626 with no accrued interest. The primary collateral securing this Participation was 1,970 tons of copper scrap.  In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

In addition to conducting its investigation, Scipion issued an event of default and has taken steps to enforce the corporate guarantee, personal guarantee and relevant pledges made for the benefit of Scipion with respect to the facility, which include two insurance policies. Scipion has placed a blocking notice on all of Mac Z’s bank accounts and has requested a freeze order from the Moroccan local courts on the physical assets of the company. Since the initial discovery and actions, Mac Z sold remaining inventory and the Company was paid interest of approximately $330,000 in January 2018 and $292,000 during the first week April 2018.  Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses.

Based on these developments, the Company believes there is sufficient collateral available to cover both the outstanding principal balance and the accrued interest. In prior periods, the Company placed this Participation on non-accrual status, accordingly, interest not recorded relative to the original terms of this Participation for the three and six months ended June 30, 2020 amounted to $0 and $204,361, respectively.  Interest not recorded relative to the original terms of this participation for the three and six months ended June 30, 2019 amounted to $204,360 and $406,475, respectively. The Company believes, that as of June 30, 2020, the most appropriate valuation method is the income approach and the Company has determined the fair value of the principal amount of this investment to be $7,530,616, accounting for existing inventory and the current claim against the collateral manager’s insurance, discounted for the time expected for collection and uncertainty related to the final steps in the judicial process which are through a consequential hearing to determine costs and interest owed from the insurers.

Global Pharma Intelligence Sarl

In July 2017, the Company purchased one Participation in a trade finance facility originated by Scipion Active Trading Fund, a fund advised by the Company’s sub-advisor, Scipion, with Global Pharma Intelligence Sarl (“GPI”), an international pharmaceutical materials supplier with primary operations in Dubai, as the borrower.  As of June 30, 2020, the outstanding principal balance on this Participation was $648,430 and interest had been paid in full through August 10, 2018. The accrued interest balance as of June 30, 2020 is $134,215. Repayment on the Participation has been slower than originally anticipated due to operational delays within the underlying trade. GPI had been actively working with its buyer to resolve the operational delays, but the buyer has since experienced financial challenges making payment of the outstanding invoice unlikely. As such, focus has primarily shifted to pursuing a claim under GPI’s credit insurance policy which covers full outstanding principal and interest of the loan. Recovery through the insurance policy is expected to take place in the coming quarters. Due to the reliance on the cash flow from the insurance policy, the Company believes the most appropriate valuation method is the income approach and has determined the fair value of the principal amount of this investment to be $648,430, as of June 30, 2020, based upon the value of the Company’s pledged collateral and insurance policy in place, discounted for the uncertainty around the expected timing of repayment. The Company placed GPI on non-accrual status effective October 1, 2019 and interest not recorded relative to the original terms of this investment amounted to approximately $23,993 and $53,637, respectively for the three and six months ended June 30, 2020.

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility originated by the Company’s sub-advisor, AMC Trade Finance Limited (“AMC”), with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower.  As of June 30, 2020, the aggregate outstanding principal balance of these Participations was $10,413,683 and accrued interest amounted to $3,267,506. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters.  Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Producam to be $9,192,637 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Producam’s financial performance.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility originated by the Company’s sub-advisor, TransAsia Private Capital Ltd. (“TransAsia”), with Conplex International Ltd. (“Conplex”), a Hong Kong based international open market distributor and wholesaler of electronics products, as the borrower. As of June 30, 2020, the aggregate outstanding principal balance of these Participations was $9,500,000 and accrued interest amounted to $1,094,388.  Repayment on these positions has been slower than originally anticipated due to short term cash flow pressure on Conplex. TransAsia informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. TransAsia then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Conplex to be $7,686,402 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Conplex’s financial performance.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility originated by the Company’s sub-advisor, TransAsia. Triton is a Singapore based diversified commodities trading company.  As of June 30, 2020 the aggregate outstanding principal balance of the investment was $16,456,270 and accrued interest amounted to $1,261,647. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized in the coming quarters.  Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Triton to be $14,793,124 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Triton’s financial performance.

Helios Maritime I

Between July 2015 and December 2017, the Company purchased six Participations totaling $15,300,000 in a term loan facility originated by the Company’s sub-advisor, Helios Investment Partners, LLP (“Helios”), with Helios Maritime I (“Helios Maritime”), a company setup for the purposes of on-lending to Starz Investment Company, Ltd., a Nigerian shipping and logistics company for the purpose of acquiring a handling tug vessel. As of June 30, 2020, the aggregate outstanding principal balance of these Participations was $12,762,670 and total accrued interest amounted to $4,516,047, which included $2,549,918 of interest which is deferred and payable at maturity of the loan.  Repayment on these positions has been slower than originally anticipated due to delays in acquiring a long-term contract, which has been further prolonged based on challenges presented by the COVID-19 pandemic and the recent decline in oil prices. Helios is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Helios Maritime to be $10,515,861 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in Helios Maritime’s financial performance.

TRG Cape Verde Holdings Ltd

In May 2016, the Company purchased a $17,000,000 Participation in a term loan facility originated by the Company’s sub-advisor, Helios, with TRG Cape Verde Holdings Ltd (“TRG Cape Verde”), an owner and developer of resorts based in Cabo Verde. As of June 30, 2020, the aggregate outstanding principal balance of this Participation was $13,156,933 and accrued interest amounted to $1,230,971.  Repayment on this position has been slower than originally anticipated due to regulatory changes in TRG Cape Verde’s fundraising model, along with further challenges associated with little to no occupancy at its resort properties due to the ongoing COVID-19 pandemic. Helios is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in TRG Cape Verde to be $11,359,874 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in TRG Cape Verde’s financial performance.

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility originated by the Company’s sub-advisor, Helios, with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. As of June 30, 2020, the aggregate outstanding principal balance of this Participation was $17,176,724 and accrued interest amounted to $1,369,374.  Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. Based on the information available to the Company and according to its valuation policies, the Company has estimated the fair value of the principal amount of its investment in Trustco to be $14,873,425 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty in legal proceedings and Trustco’s financial performance.

Itelecom Holding Chile SpA

In December 6, 2018, the Company invested in an $8.1 million senior secured term loan with Itelecom Holding Chile SpA (“Itelecom”) as the borrower. Itelecom used the funds to finance the acquisition and installation of LED luminaries for projects with three municipalities in Chile: (i) Municipality of Las Condes (“Las Condes”), (ii) Agencia Chilena de Eficiencia Energetica – i.e. AChEE – on behalf of the Municipality of Calbuco ("Calbuco”), and (iii) the Gobierno Regional de la Region de Tarapaca for the Municipality of Iquique (“Iquique”).  As of June 30, 2020, the aggregate outstanding principal balance of the investment was $1,408,638 and accrued interest amounted to $37,716.

As of the end of June 2019, Itelecom had completed 100% of the agreed services for the municipalities for all three projects. While the contracts with Iquique and Calbuco were fully settled, the contract with Las Condes will be repaid by the municipality over a pre-determined schedule, with the final payment in June 2021.

In May 2020, the Company’s sub-advisor for this investment, Alsis Funds, S.C., and local legal counsel notified the Company that Itelecom’s chief executive officer, Marcelo Lefort, had been arrested for alleged bribery and money laundering related to his interactions with representatives of  certain municipalities, including Iquique and the Municipality of Chillán. Within several days after the Company learned of these allegations from Alsis and local counsel, Itelecom confirmed that Itelecom’s bank accounts, including the collection accounts with Banco de Chile for the debt service of the Company’s loan, had been frozen by the court presiding over the charges against Itelecom’s chief executive officer. Itelecom was able to unfreeze some bank accounts to fund its basic maintenance and operations and to pay its employees. The Company’s collection accounts, including a reserve account of US $270,000, remain frozen. The Company is exploring legal remedies to secure and segregate the debt service accounts from Itelecom through Las Condes.

The Company has estimated the fair value of the principal amount of the Itelecom loan to be $1,408,638 as of June 30, 2020 based on the income approach, discounted to present value using an appropriate yield to maturity, accounting for uncertainty resulting from the legal proceedings described above.

Results of Operations

Consolidated operating results for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income
Interest income	$10,903,460	$11,062,607	$20,860,302	$22,342,110
Interest from cash	18,722	22,691	62,379	37,687
Total investment income	10,922,182	11,085,298	20,922,681	22,379,797
Expenses
Asset management fees	1,844,871	1,948,848	3,691,427	3,907,970
Incentive fees	1,628,075	1,300,594	2,479,186	2,759,107
Professional fees	516,940	1,310,805	1,786,759	2,249,007
General and administrative expenses	287,086	517,105	643,253	957,393
Interest expense	68,536	608,718	137,073	1,208,666
Board of managers fees	64,375	64,375	128,750	128,750
Total expenses	4,409,883	5,750,445	8,866,448	11,210,893
Expense support payment to (from) Sponsor	-	-	-	-
Net expenses	4,409,883	5,750,445	8,866,448	11,210,893
Net investment income	$6,512,299	$5,334,853	$12,056,233	$11,168,904

Revenues

Three months ended June 30, 2020 and 2019

For the three months ended June 30, 2020 and 2019, total investment income amounted to $10,922,182 and $11,085,298, respectively.  Interest income decreased by $159,147 during the three months ended June 30, 2020 compared to the same period in

2019 as a result of a decrease in our weighted average investment portfolio of approximately $26,980,000, offset by an increase in the weighted average yield of approximately 0.9% from a weighted average yield of 11.8% for the three months ended June 30, 2019 to approximately 12.7% for the three months ended June 30, 2020. The decrease in the average size of our portfolio during the second quarter of 2020 was due to investment repayments that were not redeployed. The increase in yield was primarily due to a change in the mix of investments in our portfolio.

During the three months ended June 30, 2020, $7,676,064 or 70.4% of the interest income earned came from loan and trade finance participations and $3,227,397 or 29.6% came from direct loans. In addition, we earned $18,722 in interest income on our cash balances.

During the three months ended June 30, 2019, $8,382,415 or 75.8% of the interest income earned came from loan and trade finance participations and $2,680,192 or 24.2% came from direct loans. In addition, we earned $22,691 in interest income on our cash balances.

Six months ended June 30, 2020 and 2019

For the six months ended June 30, 2020 and 2019, total investment income amounted to $20,922,681 and $22,379,797, respectively.  Interest income decreased by $1,481,808 during the six months ended June 30, 2020 compared to the same period in 2019 as a result of a decrease in our weighted average investment portfolio of approximately $26,980,000, offset by an increase in the weighted average yield of approximately 0.3% from a weighted average yield of 12.0% for the six months ended June 30, 2019 to approximately 12.3% for the six months ended June 30, 2020. The decrease in the average size of our portfolio during the second quarter of 2020 was due to investment repayments that were not redeployed. The increase in yield was primarily due to a change in the mix of investments in our portfolio.

During the six months ended June 30, 2020, $14,736,859 or 70.7% of the interest income earned came from loan and trade finance participations and $6,123,444 or 29.3% came from direct loans. In addition, we earned $62,379 in interest income on our cash balances.

During the six months ended June 30, 2019, $16,973,786 or 76.0% of the interest income earned came from loan and trade finance participations and $5,368,326 or 24.0% came from direct loans. In addition, we earned $37,687 in interest income on our cash balances.

Expenses

Three months ended June 30, 2020 and 2019

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended June 30, 2020 decreased by $1,564,066 to $936,937 from $2,501,003 for the three months ended June 30, 2019.  The decrease was primarily due to the following: 1) a decrease in interest expense of $540,182, which was attributable to a decrease in outstanding indebtedness, 2) a decrease in general and administrative expenses of $230,019 which was primarily due to a decrease in travel expenses, and 3) a decrease in professional fees of $793,865 which was primarily due to less fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the three months ended June 30, 2020 and 2019, the asset management fees amounted to $1,844,871 and $1,948,848, respectively. The incentive fees for the three months ended June 30, 2020 and 2019 amounted to $1,628,075 and $1,300,594, respectively.  The increase in incentive fees is due to higher operating expenses during the three months ended June 30, 2019 which caused the company not to meet the performance above hurdle offset by the decrease in revenue during the three months ended June 30, 2020.

Six months ended June 30, 2020 and 2019

Total operating expenses, excluding the asset management and incentive fees, incurred for the six months ended June 30, 2020 decreased by $1,847,981 to $2,695,835 from $4,543,816 for the six months ended June 30, 2019.  The decrease was primarily due to the following: 1) a decrease in interest expense of $1,071,593, which was attributable to a decrease in outstanding indebtedness, 2) a decrease in general and administrative expenses of $314,140 which was primarily due to a decrease in travel expenses, and 3) a decrease in professional fees of $462,248 which was primarily due to less fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the six months ended June 30, 2020 and 2019, the asset management fees amounted to $3,691,427 and $3,907,970, respectively. The incentive fees for the six months ended June 30, 2020 and 2019 amounted to $2,479,186 and $2,759,107, respectively. The decrease in incentive fees is due to the decrease in revenue during the six months ended June 30, 2020.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three and six months ended June 30, 2020 and 2019. We recorded unrealized (losses) gains of $(1,052,185) and $243,836 for the three months ended June 30, 2020 and 2019, respectively. We recorded unrealized (losses) of $(9,730,903) and $(1,903,180) for the six months ended June 30, 2020 and 2019, respectively. These unrealized losses were primarily driven by macro events, including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020, we had approximately $15.0 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. As noted above, the combination of a potential slower pace of deployment of capital with higher cash balances may further reduce cash flows generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses.  The Company did not meet the Reimbursement Hurdle for the quarter ended June 30, 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended June 30, 2020.  As of June 30, 2020, there is a remaining aggregate balance of approximately $16,273,800 in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

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

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for the Company to fully achieve its long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement.  On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of June 30, 2020, TGIFC has $5.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to the Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of June 30, 2020, we had $5,000,000 in total debt outstanding with a debt to equity ratio of 1.4%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of June 30, 2020:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$5,000,000	$-	$5,000,000	$-	$-
Total contractual obligations	$5,000,000	$-	$5,000,000	$-	$-

We have included the following information related to commitments of the Company to further assist investors in understanding the Company’s outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, originally dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. The current term of the Advisory Agreement ends on February 25, 2021. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) asset management and incentive fees described in Part 1, Item 1. Business – Operating Expense Responsibility Agreement and – Investment Advisory Agreements and Fees of our Annual report on Form 10-K for the year ended December 31, 2019, and (ii) the reimbursement of certain expenses.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds raised from the particular offering. As of June 30, 2020, there is a remaining balance of approximately $520,600 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.3 million as of June 30, 2020.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the six months ended June 30, 2020, we paid a total of $14,208,249 in distributions, comprised of $9,561,615 paid in cash and $4,646,634 reinvested under our DRP.

Related Party Transactions

For the six months ended June 30, 2020 and 2019, the Advisor earned $3,691,427, and $3,907,970, respectively, in asset management fees and $2,479,186 and $2,759,107, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,057,734 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of $16,660,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended June 30, 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,057,734 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the six months ended June 30, 2020 and 2019, we paid SC Distributors, the dealer manager for certain of our offerings, $238,829 and $260,390, respectively in ongoing distributions fees, dealer manager fees and service fees.

Legal Proceedings

As of June 30, 2020, the Company was not a party to any material legal proceedings other than as set forth below.

On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V., for which IIG was the sub-advisor. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during six months ended June 30, 2020, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Subsequent Events

Distributions

With the authorization of our board of managers, we declared distributions for all classes of units for the period from July 1 through July 31, 2020. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for July totaled $1,594,134. With respect to unitholders participating in the Distribution Reinvestment Plan, $790,735 of the distributions for July were reinvested in units.

Our board of managers has authorized the declaration of distributions for August 2020. The August distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about September 1, 2020 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Investments

Subsequent to June 30, 2020 through August 14, 2020, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $1.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

As of June 30, 2020, the Company was not a party to any material legal proceedings other than the legal proceedings described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings”.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 (“2019 Form 10-K”) and in Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020 (the "Q1 2020 10-Q"), which could materially affect our business, financial condition, and/or future results. The risks described in our 2019 Form 10-K and our Q1 2020 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2019 Form 10-K and our Q1 2020 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2020, we sold an aggregate of 322,131 Class Y units to accredited investors for an aggregate amount of $2,606,000.  The units were issued pursuant to an exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act, for transactions not involving a public offering.

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the second quarter of 2020 were redeemed at a price equal to $7.804 per unit, which was the net asset value per unit of each class as of March 31, 2020.

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

During the three months ended June 30, 2020, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
04/01/2020 - 04/30/2020	281,719	$8.024	281,719	892,446
05/01/2020 - 05/31/2020	1,235	$8.105	1,235	892,446
06/01/2020 - 06/30/2020	—	—	—	892,446
Total	282,954	$8.024	282,954

During the three months ended June 30, 2020, we repurchased 282,954 units for a total of $2,270,527.  In addition, as of June 30, 2020, there were repurchase requests for a total of 295,465 units that were pending which were processed by the Company during July 2020 at a price of $7.804 per unit. For the quarter ended June 30, 2020, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that we fulfilled 14.53% of eligible repurchase requests (based on the number of units submitted for repurchase). Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

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

3.2

Fifth Amended and Restated Limited Liability Company Operating Agreement dated January 20, 2018. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 25, 2018.

4.1*	Fourth Amended and Restated Distribution Reinvestment Plan.

4.2	Third Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 9, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 14, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

August 14, 2020	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

August 14, 2020	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer