Form 10-Q
period 2020-09-30
TriLinc Global Impact Fund LLC
filed 2020-11-13
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 12, 2020, the Company had outstanding 17,990,379 Class A units, 7,987,823 Class C units, 10,519,470 Class I units, 24,555 Class W units, 1,825,862 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Investments owned, at fair value (amortized cost of $354,080,560 and $352,351,819, respectively)	$327,269,549	$340,298,376
Cash	12,331,482	22,333,304
Interest receivable	24,612,389	16,501,872
Due from affiliates (see Note 5)	4,057,734	4,240,231
Other assets	2,355,026	317,000
Total assets	370,626,180	383,690,783

LIABILITIES
Due to unitholders	1,563,943	1,572,295
Management fee payable	1,826,321	1,889,835
Incentive fee payable	1,626,134	1,481,726
Notes payable	5,000,000	5,000,000
Unit repurchases payable	2,279,645	2,312,031
Accrued distribution and other fees	351,000	647,000
Other payables	1,186,812	1,192,336
Total liabilities	13,833,855	14,095,223
Commitments and Contingencies (see Note 5)
NET ASSETS	$356,792,325	$369,595,560

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$145,659,877	$151,476,548
Net capital paid in on Class C units	64,336,316	67,804,541
Net capital paid in on Class I units	85,125,581	88,748,417
Net capital paid in on Class W units	198,328	206,243
Net capital paid in on Class Y units	14,132,909	11,007,080
Net capital paid in on Class Z units	64,577,121	67,590,538
Offering costs	(17,237,807)	(17,237,807)
Net assets (equivalent to $7.666 and $8.024, respectively per unit based on total units outstanding of 46,588,053 and 46,143,564, respectively)	$356,792,325	$369,595,560
Net assets, Class A (units outstanding of 17,943,580 and 17,861,312, respectively)	$137,555,215	$143,313,977
Net assets, Class C (units outstanding of 7,966,743 and 8,067,787, respectively)	60,737,939	64,117,584
Net assets, Class I (units outstanding of 10,488,316 and 10,468,162, respectively)	80,388,273	83,964,495
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	187,237	195,021
Net assets, Class Y (units outstanding of 1,741,008 and 1,297,897, respectively)	13,346,540	10,413,945
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	64,577,121	67,590,538
NET ASSETS	$356,792,325	$369,595,560

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income	$11,563,734	$10,682,816	$32,424,036	$33,024,926
Interest from cash	8,651	21,592	71,030	59,278
Total investment income	11,572,385	10,704,408	32,495,066	33,084,204
EXPENSES
Asset management fees	1,826,223	1,904,766	5,517,650	5,812,736
Incentive fees	1,626,134	1,489,914	4,105,320	4,249,021
Professional fees	1,115,678	610,850	2,902,437	2,859,857
General and administrative expenses	366,147	292,711	1,009,400	1,250,104
Interest expense	69,290	382,138	206,363	1,590,805
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	5,067,847	4,744,754	13,934,295	15,955,648
NET INVESTMENT INCOME	6,504,538	5,959,654	18,560,771	17,128,556
Net change in unrealized depreciation on investments	(4,114,774)	(347,218)	(13,845,677)	(2,250,398)
Foreign exchange loss	14,896	(5,994)	15,991	(5,717)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,404,660	$5,606,442	$4,731,085	$14,872,441

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.14	$0.13	$0.40	$0.39
EARNINGS PER UNIT - BASIC AND DILUTED	$0.05	$0.13	$0.10	$0.34
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	46,611,977	44,796,299	46,497,461	44,215,313

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
INCREASE FROM OPERATIONS
Net investment income	$18,560,771	$17,128,556
Foreign exchange (loss) gain	15,991	(5,717)
Net change in unrealized depreciation on investments	(13,845,677)	(2,250,398)
Net increase from operations	4,731,085	14,872,441
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(8,283,084)	(8,264,383)
Distributions to Class C unitholders	(3,649,963)	(3,678,026)
Distributions to Class I unitholders	(4,861,496)	(4,865,378)
Distributions to Class W unitholders	(10,261)	(10,501)
Distributions to Class Y unitholders	(726,736)	(553,780)
Distributions to Class Z unitholders	(3,893,247)	(2,912,693)
Net decrease from distributions	(21,424,787)	(20,284,761)
INCREASE (DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units	3,259,118	3,337,016
Issuance of Class C units	1,613,550	1,756,760
Issuance of Class I units	2,105,920	2,039,900
Issuance of Class W units	—	—
Issuance of Class Y units	3,579,722	420,000
Issuance of Class Z units	—	20,000,000
Repurchase of units	(6,963,843)	(10,076,392)
Distribution and other fees	296,000	450,000
Offering costs	—	(26,690)
Net increase from capital transactions	3,890,467	17,900,594
NET (DECREASE) INCREASE IN NET ASSETS	(12,803,235)	12,488,274
Net assets at beginning of period	369,595,560	360,070,359
Net assets at end of period	$356,792,325	$372,558,633

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,731,085	$14,872,441
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(24,250,000)	(19,675,000)
Maturity of investments	37,950,300	51,589,499
Payment-in-kind interest	(14,275,118)	(6,616,741)
Net change in unrealized depreciation on investments	13,845,677	2,250,398
Foreign exchange gain (loss)	(15,991)	5,717
Accretion of discounts on investments	(242,031)	(620,736)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(8,094,526)	(4,401,220)
(Increase) decrease in other assets	(1,855,529)	82,041
Increase (decrease) in due to unitholders	(8,352)	81,286
Increase (decrease) in management and incentive fees payable	80,894	(372,534)
Increase (decrease) in other payables	(5,524)	311,777
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,860,885	37,506,928
Cash flows from financing activities
Net proceeds from issuance of units	3,577,742	20,411,740
Distributions paid to unitholders	(14,444,219)	(13,142,825)
Payments of offering costs	—	(26,690)
Repurchase of units	(6,996,230)	(10,414,105)
Repayments of notes payable	—	(27,875,000)
NET CASH USED IN FINANCING ACTIVITIES	(17,862,707)	(31,046,880)
TOTAL INCREASE (DECREASE) IN CASH	(10,001,822)	6,460,048
Cash at beginning of period	22,333,304	8,101,629
Cash at end of period	$12,331,482	$14,561,677
Supplemental information
Cash paid for interest during the period	$206,363	$1,861,032
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$6,980,569	$7,141,936
Change in accrual of distribution and other fees	$(296,000)	$(450,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,577,164	0.7%
Chile	Itelecom Holding Chile SPA (5), (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,421,461	1,421,461	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	2,388,151	N/A	2,388,151	2,388,151	0.7%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	13,351,735	N/A	13,351,735	13,351,735	3.7%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.8%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/31/2020	17,166,559	N/A	17,166,559	17,166,559	4.8%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	3.00% Cash/3.00% PIK	0.0%	8/18/2025	17,959,733	N/A	17,959,733	16,296,587	4.6%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2021	15,000,000	N/A	15,000,000	15,000,000	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	27,511,646	N/A	27,511,646	27,511,646	7.7%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	11.00%	0.0%	12/31/2024	4,599,086	N/A	4,599,086	4,599,086	1.3%
Total Senior Secured Term Loans									112,249,667	110,312,389	30.9%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	11.47%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/24/2022	17,847,364	27%	18,031,250	18,031,250	5.1%
Brazil	Other Investments (21)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,918,938	42%	5,916,249	5,916,249	1.7%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	13,316,643	88%	13,316,643	11,404,266	3.2%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11), (21)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/5.00% PIK	0.0%	10/15/2023	20,576,143	76%	20,796,141	20,796,141	5.8%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	8.50% Cash/4.50% PIK	0.0%	1/23/2021	9,148,108	5%	9,148,108	9,148,108	2.6%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	14,592,683	76%	14,592,683	14,592,683	4.1%
Jersey	Africell Holding Limited (27)	Telephone Communications	Mobile Network Operator	11.20%	3.0%	3/28/2023	14,345,000	16%	14,060,000	14,060,000	3.9%
Kenya	Other Investments	Freight Transportation Arrangement	Freight and Cargo Transporter	7.86% Cash/4.00% PIK	0.0%	3/31/2023	13,920,375	42%	13,920,375	13,920,375	3.9%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	17,352,309	100%	17,322,844	15,057,045	4.2%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	15.00%	0.0%	8/20/2021	8,776,515	44%	9,100,782	9,100,782	2.6%
Nigeria	Helios Maritime I (15), (17)	Water Transportation	Marine Logistics Provider	10.66%	0.8%	9/16/2020	14,542,437	100%	14,542,437	12,078,217	3.4%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,807,414	25%	1,793,942	1,793,942	0.5%
Uganda	Other Investments	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	6,850,000	100%	6,884,478	6,884,478	1.9%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	10.38%	0.0%	8/27/2023	2,445,680	26%	2,445,680	2,445,680	0.7%
Total Senior Secured Term Loan Participations									166,611,612	159,969,216	44.9%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,679,636	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,719,383	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.8%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.00%	0.0%	8/31/2019	13,243,285	72%	13,243,285	13,254,796	3.7%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,375,794	0.4%
Ecuador	Other Investments (7), (25), (17)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Conplex International Ltd. (17)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	4/24/2020	9,500,000	26%	9,500,000	3,366,356	0.9%
Mauritius	Other Investments (26)	Groceries and Related Products	Vanilla Exporter	10.66%	0.0%	8/6/2020	433,586	2%	433,586	433,586	0.1%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	6,734,018	1.9%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Trader III	8.50%	0.0%	8/31/2020	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Trader II	8.50%	0.0%	8/31/2020	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									69,219,281	52,030,263	14.5%
Short Term Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,199,618	0.3%

Total Investments									$354,080,560	$327,269,549

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[21]	Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of EBITDA after a minimum threshold has been achieved by the borrower.
22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in two equal quarterly installments starting in September 2020.
24	Interest paid quarterly. Principal to be repaid in three quarterly installments starting in September 2020.
25	IIG was the sub-advisor for this investment. See Note 3 for additional information about IIG.
26	The Company is currently working on extending the maturity dates of these investments. These extensions are anticipated to be finalized during the fourth quarter of 2020.
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

September 30, 2020

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to September 30, 2020, the Company raised an additional $91,988,000 pursuant to a private placement and $35,278,000 pursuant to the DRP for total gross proceeds of $489,042,000 as of September 30, 2020.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies.  The Subsidiaries own all of the Company’s investments. As of September 30, 2020, the Company’s subsidiaries are as follows:

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

Through September 30, 2020, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

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

As of the date of this report, with respect to current and future payment performance, 19.5% of investments (based on the fair value of the investments as of September 30, 2020), are known to have been significantly impacted, including material losses to revenues, by COVID-19 resulting in the need to restructure or extend payments associated with the aforementioned investments.

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied to-date.  As indicated under "-Watch List Investments" below, the borrowers with respect to three of the six investments  added to the Watch List for the nine months ended September 30, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. In the case of one investment, where efforts to reach an appropriate risk-adjusted restructuring have been unsuccessful, the Company sub-advisor issued a notice of default and acceleration notice, including the initiation of legal proceedings to recover amounts due.

Due to the disruptions associated with COVID-19, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic is expected to be prolonged and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters.  Similar to many companies, the adverse impact of COVID-19 was a significant contributor to an initial decline in the Company’s net asset value (“NAV”) per unit, with a $0.22 decline in the Company's NAV per unit as of March 31, 2020, as compared to the Company’s NAV per unit as of December 31, 2019.  Subsequent to the first quarter of 2020, the Company has not seen additional declines in NAV per unit of this magnitude, but the impact of COVID-19 has continued to be a significant contributor to additional declines in the Company's NAV of approximately $0.10 and $0.04 per unit for the third and second quarters of 2020, respectively.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2020.

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

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, the Company predominantly uses the income approach, but may also use a collateral based approach (also known as a liquidation or net recovery approach), or a hybrid approach consisting of the income approach and the collateral based approach. The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three and nine months ended September 30, 2020, the Company earned and capitalized PIK interest of $8,422,426 and $14,275,118, respectively.  For the three and nine months ended September 30, 2019, the Company earned and capitalized PIK interest of $2,714,393 and $6,616,741, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2020, the estimated unpaid distribution fees for Class C units amounted to $335,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of September 30, 2020, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2016.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2020, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of September 30, 2020, under GAAP, the Company has recorded a liability in the amount of $351,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of September 30, 2020, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $7.666, which is different than the net asset value per unit of $7.660 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of $0.103 per unit compared to the net asset value per unit of $7.769 as of June 30, 2020 and reflects a decrease of $0.358 per unit from the net asset value per unit of $8.024 as of December 31, 2019. The decrease in net asset value per unit was primarily due to the Company having recorded $13,845,677 in unrealized depreciation on its investments during the nine months ended September 30, 2020.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2020 and 2019.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of September 30, 2020, the Sponsor has incurred approximately $596,000 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  Through September 30, 2020, the Company has reimbursed an aggregate amount of approximately $87,000 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

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

The Company did not meet the Reimbursement Hurdle for the three months ended September 30, 2020 and 2019. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the three months ended September 30, 2020 and 2019. As of September 30, 2020, there is a remaining aggregate balance of approximately $16,091,300 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to eight of the 19 investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist.  In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of our investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of September 30, 2020 and December 31, 2019, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At September 30, 2020, the Company’s largest loan by value was $27,511,646 or 8.4% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 29.8% of the Company’s portfolio at September 30, 2020. Participation in loans amounted to 82.6% of the Company’s total portfolio at September 30, 2020.

Note 3. Investments

As of September 30, 2020, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$112,249,667	$110,312,389	33.7%
Senior secured term loan participations	166,611,612	159,969,216	48.9%
Senior secured trade finance participations	69,219,281	52,030,263	15.9%
Other investments	6,000,000	3,758,063	1.1%
Equity warrants	-	1,199,618	0.4%
Total investments	$354,080,560	$327,269,549	100.0%

As of December 31, 2019, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$83,627,340	$83,353,208	24.5%
Senior secured term loan participations	179,588,536	180,500,425	53.0%
Senior secured trade finance participations	83,135,943	71,606,458	21.0%
Short term investments	6,000,000	3,758,063	1.1%
Equity warrants	-	1,080,222	0.3%
Total investments	$352,351,819	$340,298,376	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of September 30, 2020.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of September 30, 2020 and December 31, 2019 amounted to $3,069,648 and $2,796,466, respectively. The Company’s interest receivable balances at September 30, 2020 and December 31, 2019 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At September 30, 2020, seven portfolio companies were on non-accrual status with an aggregate fair value of $25,906,728 or 7.9% of the fair value of the Company’s total investments. At December 31, 2019, ten portfolio companies were on non-accrual status with an aggregate fair value of $38,261,499 or 11.2% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $660,001 and $2,667,811, respectively for the three and nine months ended September 30, 2020. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $1,177,023 and $3,419,981, respectively for the three and nine months ended September 30, 2019 As of September 30, 2020 and December 31, 2019, respectively, the Company had 19 and 13 Watch List investments.

As of September 30, 2020, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Non-Accrual status
						Three Months Ended		Nine months ended
						September 30,	September 30,	September 30,	September 30,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2020	2019	2020	2019
Trustco Group Holdings Ltd.	$17,352,309	$15,057,045	$1,745,356	Helios	Income approach	$-	$-	$-	$-
TRG Cape Verde Holdings Ltd.	13,316,643	11,404,266	1,570,400	Helios	Income approach	—	—	—	—
Helios Maritime	14,542,437	12,078,217	3,387,579	Helios	Income approach	—	—	—	—
Compania Argentina de Granos S.A.	12,500,000	9,679,636	664,010	IIG	Income approach	—	333,819	330,191	990,573
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay	9,000,000	6,361,679	264,500	IIG	Income approach	264,500	264,500	787,750	784,875
Sancor Cooperativas Unidas Ltda	6,000,000	4,719,383	768,240	IIG	Hybrid income/collateral based approach	—	—	161,829	—
IIG TOF B.V.	6,000,000	3,758,063	572,000	IIG	Income approach	134,167	134,167	399,583	398,125
Algodonera Avellaneda S.A.	6,000,000	3,398,558	778,500	IIG	Income approach	138,000	138,000	411,000	409,500
Functional Products Trading S.A. (1)	1,326,687	1,375,794	220,881	IIG	Income approach	36,956	36,956	110,064	36,956
Representaciones Saldana S.A. (1)	35,838	35,838	5,725	IIG	Income approach	—	—	—	—
Procesos Fabriles S.A. (1)	881,800	10,504	—	IIG	Collateral based approach	27,042	27,832	80,537	82,588
Triton Metallics Pte Ltd.	17,959,733	16,296,587	137,691	TransAsia	Income approach	—	—	—	—
Conplex International Ltd.	9,500,000	3,366,356	1,312,945	TransAsia	Collateral based approach	—	—	—	—
Producam S.A.	13,243,285	13,254,796	—	AMC	Income approach	—	—	—	—
Global Pharma Intelligence Sarl (1)	648,430	648,430	134,215	Scipion	Income approach	24,194	—	77,831	—
Mac Z Group SARL	7,349,626	6,734,018	2,254,833	Scipion	Income approach	—	206,606	204,361	613,081
Applewood Trading 199 Pty, Ltd. (1)	785,806	497,462	—	Barak	Income approach	35,142	35,143	104,665	104,283
Usivale Industria E Commercio Ltda (1)	2,851,296	2,577,164	645,932	N/A	Income approach	—	—	—	—
Itelecom Holding Chile SPA (1)	1,456,162	1,421,461	78,651	Alsis	Income approach	—	—	—	—
Total Watchlist	$140,750,052	$112,675,257	$14,541,458			$660,001	$1,177,023	$2,667,811	$3,419,981

[1]

Investments with a fair value below 1.0% of the Company's net assets as of September 30, 2020. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the Company's net assets as of September 30, 2020 is presented below.

As of December 31, 2019, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Compania Argentina de Granos S.A.	$12,500,000	$9,839,958	$-	IIG	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay	9,000,000	6,240,961	264,500	IIG	Income approach
Sancor Cooperativas Unidas Ltda	6,000,000	4,719,383	442,805	IIG	Hybrid income/collateral based approach
IIG TOF B.V.	6,000,000	3,758,063	572,000	IIG	Income approach
Algodonera Avellaneda S.A.	6,000,000	3,398,558	778,500	IIG	Income approach
Functional Products Trading S.A. (1)	1,326,687	1,269,586	220,882	IIG	Income approach
Procesos Fabriles S.A. (1)	881,800	10,504	—	IIG	Collateral based approach
Conplex International Ltd.	9,500,000	8,840,048	482,667	TransAsia	Income approach
Producam S.A.	10,413,683	9,687,887	2,403,043	AMC	Income approach
Global Pharma Intelligence Sarl (1)	803,254	803,254	134,215	Scipion	Income approach
Mac Z Group SARL	7,349,626	7,530,616	—	Scipion	Income approach
Applewood Trading 199 Pty, Ltd. (1)	785,806	690,616	—	Barak	Income approach
Usivale Industria E Commercio Ltda (1)	2,851,296	2,577,164	376,075	N/A	Income approach
Total Watchlist	$73,412,152	$59,366,598	$5,674,687

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. The estimated proceeds from the collateral and the guarantor are enough to cover the principal and the interest for Trustco.

TRG Cape Verde Holdings Ltd

In May 2016, the Company purchased a $17,000,000 Participation in a term loan facility with TRG Cape Verde Holdings Ltd (“TRG Cape Verde”), an owner and developer of resorts based in Cabo Verde. Repayment on this position has been slower than originally anticipated due to regulatory changes in TRG Cape Verde’s fundraising model, along with further challenges associated with little to no occupancy at its resort properties due to the ongoing COVID-19 pandemic. Helios is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters.

Helios Maritime I

Between July 2015 and December 2017, the Company purchased six Participations totaling $15,300,000 in a term loan facility with Helios Maritime I (“Helios Maritime”), a company setup for the purposes of on-lending to Starz Investment Company, Ltd., a Nigerian shipping and logistics company for the purpose of acquiring a handling tug vessel. Repayment on this position has been slower than originally anticipated due to delays in acquiring a long-term contract, which has been further prolonged based on challenges presented by the COVID-19 pandemic and the recent decline in oil prices. Helios is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The International Investment Group L.L.C. (“IIG”) was the sub-advisor with respect to certain investments that the Company made in South America, including eight of the 19 Watch List investments as of September 30, 2020.  Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist.  The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.

The SEC previously charged IIG with fraud on November 21, 2019 and revoked IIG's registration as an investment adviser on November 26, 2019. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. On July 17, 2020, the SEC filed fraud charges against David Hu, one of IIG's co-founders, who was also charged by the U.S. Attorney's Office for the Southern District of New York in a parallel criminal action.  IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments.   The Company is taking necessary steps, including legal action in some cases, in order to ascertain as much information as possible regarding these investments.

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG.  On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of September 30, 2020 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. As of the date of this report, the Company does not know if the preliminary settlement has been finalized and details of the terms of the preliminary settlement were not available. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. It is the Company’s understanding that Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended September 30, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. The Company is monitoring the proceedings and expects to take steps, which may include legal action, to obtain control over any funds in such account to which the Company is entitled. There can be no assurances as to the amount of funds the Company may be able to obtain, or that it will be able to obtain any amounts from the account.

Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay and Algodonera Avellaneda S.A.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings had been terminated due to the parties having reached a settlement. The Company also was told by IIG’s legal counsel that the settlement proceeds have been placed in an escrow account, however, the Company has not received a copy of the settlement agreement, does not know the amount received in the settlement, and does not know when or if it will receive any of the settlement proceeds. Accordingly, the Company does not know with certainty any amount that it may receive from the settlement.

In March 2017, the Company purchased a Participation in a trade finance facility originated by IIG TOF B.V., with Algodonera Avellaneda S.A. (“Algodonera”) as the borrower for $6,000,000. The loan agreement states that Vicentin has guaranteed the payments to be made by Algodonera under the facility. Algodonera is an Argentinian vertically integrated cotton business. IIG informed the Company that in June 2017, IIG called a technical default on Algodonera under the facility due to nonpayment of interest and on Vicentin under the payment guarantee due to the breach of informational covenants. Thereafter, IIG made a filing against Vicentin and Algodonera in the commercial court in Buenos Aires, Argentina on July 4, 2017. The commercial court has jurisdiction over commercial claims and disputes of this type.

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings had been terminated due to the parties having reached a settlement. The Company also was told by IIG’s legal counsel that the settlement proceeds have been placed in an escrow account, however, the Company has not received a copy of the settlement agreement, does not know the amount received in the settlement, and does not know when or if it will receive any of the settlement proceeds. Accordingly, the Company does not know with certainty any amount that it may receive from the settlement.

IIG Trade Opportunities Fund B.V. Receivable

In March 2017, the Company purchased a Participation from IIG TOF B.V. in what the Company at that time believed to be a trade finance facility originated by IIG TOF B.V., with Nacadie Commercial S.A. (“Nacadie”) as the borrower. The Company purchased the Participation in March 2017 for $6,000,000. In connection with the Company’s review of this investment during the third quarter of 2018, IIG informed the Company that IIG had misapplied the funds the Company had transmitted at the time the Company made this investment. As a result, IIG offered to refund the Company’s investment amount, including all accrued interest. However, IIG did not repay the Company for this Participation. As noted above, the Company knows that the Nacadie facility in which it purchased this Participation did not exist and the Company considers this asset to be a receivable from IIG TOF B.V. rather than a Participation in a trade finance facility.

As noted above, IIG TOF B.V. has been declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the risk created by the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands.

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. Under the new agreement, the loan was restructured from a trade finance facility into a term loan with the interest rate reduced from 11.5% to 6%, including 3% of PIK interest. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement.  During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility.  While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020.  TransAsia immediately notified the Company while a court appointed provisional liquidator took control of Conplex.  On October 14, 2020, TransAsia appointed a receiver to enforce on the secured facility.

Investments through Africa Merchant Capital Group (“AMC”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility and the restructuring process is expected to be finalized during the fourth quarter of 2020.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Mac Z Group SARL

Between July 2016 and April 2017, the Company purchased nine Participations totaling $9,000,000 in a trade finance facility with Mac Z Group SARL (“Mac Z”), a scrap metal recycler, as the borrower. Mac Z is located in Morocco. The primary collateral securing this Participation was 1,970 tons of copper scrap. In late October 2017, Scipion’s designated collateral manager for Mac Z notified Scipion of an investigation into a 1,820 ton, approximately $13.3 million, shortage of copper scrap inventory physically held in the warehouse. The copper scrap is pledged to the Company and serves as the primary collateral for this Participation. The missing inventory led the Company to place Mac Z on the Watch List and on non-accrual status.

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

Mortgages against two unencumbered parcels of land ($5.9 million estimated value) are in the process of being finalized in favor of Scipion under this facility. A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. Subsequent to quarter end, $9,377,199 from a settlement under this insurance policy was received by the Company in October 2020.

The industry composition of the Company’s portfolio, at fair value as of September 30, 2020 and December 31, 2019, was as follows:

	As of September 30, 2020		As of December 31, 2019
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,256,800	3.7%	$12,417,122	3.6%
Boatbuilding and Repairing	5,916,249	1.8%	5,695,069	1.7%
Chemicals and Allied Products	15,000,000	4.6%	15,000,000	4.4%
Chocolate and Cocoa Products	13,254,796	4.1%	9,687,887	2.8%
Coal and Other Minerals and Ores	33,463,146	10.2%	32,348,090	9.5%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	—	0.0%	100,000	0.0%
Consumer Products	9,318,469	2.8%	9,318,469	2.7%
Corrugated and solid fiber boxes	13,351,735	4.1%	—	—
Department Stores	9,148,108	2.8%	8,638,109	2.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	803,254	0.2%
Electric Services	1,421,461	0.4%	16,383,269	4.8%
Farm Products	9,784,999	3.0%	9,644,313	2.8%
Fats and Oils	3,398,558	1.0%	3,398,558	1.0%
Financial services	3,758,063	1.1%	3,758,063	1.1%
Freight Transportation Arrangement	13,920,375	4.3%	13,505,035	4.0%
Food Products	2,291,404	0.7%	2,724,804	0.8%
Groceries and Related Products	433,586	0.1%	468,756	0.1%
Hotels and Motels	11,404,266	3.5%	12,846,584	3.8%
Land Subdividers and Developers	15,057,045	4.6%	16,781,000	4.9%
Logging	—	0.0%	5,612,436	1.6%
Meat, Poultry & Fish	6,361,679	1.9%	6,240,961	1.8%
Motor Vehicle Parts and Accessories	9,100,782	2.8%	8,731,936	2.6%
Personal Credit Institutions	2,388,151	0.7%	3,603,592	1.1%
Petroleum and Petroleum Products	14,592,683	4.5%	15,500,000	4.6%
Programming and Data Processing	18,031,250	5.5%	17,740,330	5.2%
Refuse Systems	28,711,264	9.0%	25,766,063	7.6%
Secondary Nonferrous Metals	16,734,018	5.1%	17,530,616	5.2%
Short-Term Business Credit	4,740,000	1.4%	4,740,000	1.4%
Soap, Detergents, and Cleaning	2,445,680	0.7%	2,894,698	0.9%
Telephone and Telegraph Apparatus	3,366,356	1.0%	8,840,048	2.6%
Telephone Communications	34,856,141	10.7%	36,794,973	10.8%
Water Transportation	12,078,217	3.7%	12,748,503	3.7%
Total	$327,269,549	100.0%	$340,298,376	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$24,159,256	7.4%	$24,198,860	7.1%
Botswana	4,740,000	1.4%	4,740,000	1.4%
Brazil	26,524,663	8.1%	26,012,563	7.6%
Cabo Verde	11,404,266	3.5%	12,846,584	3.8%
Cameroon	13,254,796	4.1%	9,687,887	2.9%
Chile	2,797,255	0.9%	2,652,855	0.8%
Colombia	23,184,292	7.1%	23,479,065	6.9%
Croatia	9,148,108	2.8%	8,638,109	2.5%
Ecuador	13,387,573	4.1%	35,838	0.0%
Ghana	14,592,683	4.5%	30,500,000	9.0%
Guatemala	10,504	0.0%	10,504	0.0%
Hong Kong	30,532,915	9.3%	51,188,138	15.0%
Jersey	14,060,000	4.3%	16,919,500	5.0%
Kenya	13,920,375	4.3%	13,505,035	4.0%
Malaysia	15,000,000	4.6%	15,000,000	4.4%
Mauritius	433,586	0.1%	468,756	0.1%
Mexico	28,711,264	8.8%	25,766,063	7.6%
Morocco	6,734,018	2.1%	7,530,616	2.2%
Namibia	15,057,045	4.6%	16,781,000	4.9%
Netherlands	9,100,782	2.8%	8,731,936	2.6%
New Zealand	—	0.0%	5,612,436	1.7%
Nigeria	13,592,440	4.0%	14,262,726	4.2%
Peru	4,599,086	1.4%	4,599,086	1.4%
Romania	1,793,942	0.5%	2,034,188	0.6%
Singapore	16,296,587	5.0%	—	0.0%
South Africa	497,462	0.2%	790,616	0.2%
United Arab Emirates	648,430	0.2%	803,254	0.2%
Uganda	6,884,478	2.1%	6,850,000	2.0%
Zambia	2,445,680	0.7%	2,894,698	0.9%
N/A	3,758,063	1.1%	3,758,063	1.1%
Total	$327,269,549	100.0%	$340,298,376	100.0%

(1)

All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V., a subsidiary of a fund advised by the Company’s sub-advisor, IIG. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of September 30, 2020:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$110,312,389	$—	$—	$110,312,389
Senior secured term loan participations	159,969,216	—	—	159,969,216
Senior secured trade finance participations	52,030,263	—	—	52,030,263
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,199,618	—	—	1,199,618
Total	$327,269,549	$—	$—	$327,269,549

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2019:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$83,353,208	$—	$—	$83,353,208
Senior secured term loan participations	180,500,425			180,500,425
Senior secured trade finance participations	71,606,458	—	—	71,606,458
Short term investments	3,758,063			3,758,063
Equity warrants	1,080,222			1,080,222
Total	$340,298,376	$—	$—	$340,298,376

The following is a reconciliation of activity for the nine months ended September 30, 2020, of investments classified as Level 3:

	Fair Value at December 31, 2019	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Fair Value at September 30, 2020
Senior secured term loans	$83,353,208	$13,250,000	$9,443,728	$5,928,599	$(1,663,146)	$110,312,389
Senior secured term loan participations	180,500,425	-	(19,647,763)	5,758,950	(6,642,396)	159,969,216
Senior secured trade finance participations	71,606,458	7,000,000	(23,746,265)	2,829,601	(5,659,531)	52,030,263
Short term and other investments	3,758,063	4,000,000	(4,000,000)	—		3,758,063
Equity warrants	1,080,222	—	—	—	119,396	1,199,618
Total	$340,298,376	$24,250,000	$(37,950,300)	$14,517,150	$(13,845,677)	$327,269,549

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the three and nine months ended September 30, 2020 and 2019. Net unrealized depreciation for the nine months ended September 30, 2020 and 2019 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $13,845,677 and $2,250,398, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of September 30, 2020, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2020:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$48,653,403	Income approach (DCF)	Market yield	8.5% - 14.6% (10.5%)
Senior secured trade finance participations (1)	$3,376,860	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$110,312,389	Income approach (DCF)	Market yield	11.0% - 14.5% (11.4%)
Senior secured term loan participations	$159,969,216	Income approach (DCF)	Market yield	10.3% - 15.0% (12.4%)
Other investments (3)	$3,758,063	Income approach (DCF)	Market yield	8.80%
Equity warrants	$1,199,618	Option Pricing Method	Estimated company value	N/A

(1)

Collateral based approach used for the following watch list investments: Procesos Fabriles S.A. ("Profasa") and Conplex International Ltd. (“Conplex”). See Note 3 “Watch List Investments” for further information.

(2)

The Company used the income approach for all Watch List investments except for Conplex, Sancor and Profasa and a hybrid of the collateral based approach and the income approach for Sancor, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years. See Note 3 “Watch List Investments” for further information.

(3)	Receivable from IIG TOF B.V. using additional discount rate of 20%.

As of December 31, 2019, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2019:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$70,792,700	Income approach (DCF)	Market yield	9.0% - 16.8% (12.7%)
Senior secured trade finance participations (1)	$813,758	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$83,353,208	Income approach (DCF)	Market yield	10.0% - 14.5% (12.4%)
Senior secured term loan participations	$180,500,425	Income approach (DCF)	Market yield	11.0% - 15.9% (13.0%)
Other investments (3)	$3,758,063	Hybrid income/collateral based approach	Market yield / value of collateral	8.75%
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A

(1)	Collateral based approach used for the following watch list investments: Profasa and Global Pharma Intelligence Sarl (“GPI”). See Note 3 “Watch List Investments” for further information.
(2)

The Company used the income approach for Algodonera, FRIAR, CAGSA, and Functional Products Trading S.A. (“Functional”) and a hybrid of the collateral based approach and the income approach for Sancor and Mac Z, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years. See Note 3 “Watch List Investments” for further information.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2020 and 2019.

Transactions

For the three months ended September 30, 2020 and 2019, the Advisor earned $1,826,223, and $1,904,766, respectively, in asset management fees and $1,626,134 and $1,489,914, respectively, in incentive fees. For the nine months ended September 30, 2020 and 2019, the Advisor earned $5,517,650 and $5,812,736, respectively, in asset management fees and $4,105,320 and $4,249,021, respectively, in incentive fees.

As of September 30, 2020 and December 31, 2019, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,057,734 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

Note 6. Organization and Offering Costs

As of September 30, 2020, the Sponsor has paid approximately $17,529,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $0 and $57,000 of offering costs, which were incurred by the Sponsor during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company did not make any reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through September 30, 2020, the Company has reimbursed the Sponsor a total of $17,238,000 of offering and organization costs and there is a remaining balance of approximately $490,000 of offering costs that have not yet been reimbursed to the Sponsor as of September 30, 2020.

For the nine months ended September 30, 2020 and 2019, we paid SC Distributors, the dealer manager for certain of our offerings, $354,000 and $392,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Note 7. Notes Payable

The Company notes payable consist of the following:

	September 30, 2020	December 31, 2019
	Outstanding Balance	Outstanding Balance
Christian Super promissory note	$5,000,000	$5,000,000
Total notes payable	$5,000,000	$5,000,000

Christian Super Promissory Notes

On August 7, 2017, Trilinc Global Impact Fund Cayman, Ltd. (“TGIFC”) issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering (the “CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”). The CS Note was issued pursuant to a private offering targeting $25 million in the aggregate amount.

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

TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of September 30, 2020, the Company was in full compliance with all such representations, warranties and covenants.

For the three months ended September 30, 2020 and 2019, the Company recognized $69,290 and $382,138, respectively, in interest expense. For the nine months ended September 30, 2020 and 2019, the Company recognized $206,363 and $1,590,805, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2020	$—
2021	5,000,000
Thereafter	-
$5,000,000

Note 8. Unit Capital

As of September 30, 2020, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2020, the Company recorded a liability in the aggregate amount of $351,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of September 30, 2020 is calculated based on a net asset value per Class C, Class I and Class W units of $7.769 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2020:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	September 30,
	2019	the Period	the Period	2020
Class A units	17,861,312	393,646	(311,378)	17,943,580
Class C units	8,067,787	93,430	(194,474)	7,966,743
Class I units	10,468,162	395,701	(375,547)	10,488,316
Class W units	24,555	-	-	24,555
Class Y units	1,297,897	447,106	(3,995)	1,741,008
Class Z units	8,423,851	-	-	8,423,851
Total	46,143,564	1,329,883	(885,394)	46,588,053

The total of 1,329,883 units issued during the nine months ended September 30, 2020 included 883,263 units issued under the DRP at a value of $6,981,000 and 447,106 units sold pursuant to our private placement for aggregate gross proceeds of $3,580,000.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the third quarter of 2020 have been made at a price equal to $7.769 per units, which was the net asset value per unit of each class as of June 30, 2020, the most recently disclosed net asset value at the time of repurchase.

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

During the nine months ended September 30, 2020, the Company fulfilled repurchase requests for a total of 885,394 units at a weighted average repurchase price per unit of $7.865 for an aggregate repurchase price of $6,963,843. As of September 30, 2020, $2,279,645 of these repurchase requests were pending processing and were completed by the Company in October 2020. For the quarter ended September 30, 2020, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company fulfilled 12.42% of eligible repurchase requests (based on the number of units submitted for repurchase) and 1,886,000 units were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the nine months ended September 30, 2020:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2020	January 15, 2020	$0.00168675	$1,610,076	$793,883	$2,403,959
February 29, 2020	February 14, 2020	$0.00168675	1,513,649	743,093	2,256,742
March 31, 2020	February 21, 2020	$0.00168675	1,648,333	772,972	2,421,305
April 30, 2020	February 21, 2020	$0.00168675	1,573,136	769,639	2,342,775
May 31, 2020	February 21, 2020	$0.00168675	1,630,166	798,492	2,428,658
June 30, 2020	May 14, 2020	$0.00168675	1,586,255	768,554	2,354,809
July 31, 2020	May 14, 2020	$0.00168675	1,633,362	790,735	2,424,097
August 31, 2020	May 14, 2020	$0.00168675	1,647,236	784,492	2,431,728
September 30, 2020	August 11, 2020	$0.00168675	1,602,006	758,709	2,360,715
Total for 2020			$14,444,219	$6,980,569	$21,424,788

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30,	September 30,
	2020	2019
Per unit data (1):
Net asset value at beginning of period	$8.01	$8.20
Net investment income	$0.40	$0.39
Net change in unrealized depreciation on investments	$(0.30)	$(0.05)
Net increase in net assets resulting from operations	$0.10	$0.34
Distributions	$(0.46)	$(0.46)
Net change in accrued distribution and other fees	$0.01	$0.02
Net decrease in net assets	$(0.35)	$(0.10)
Net asset value at end of period (2)	$7.66	$8.10
Total return based on net asset value (3)	1.27%	4.10%
Net assets at end of period	$356,792,325	$372,558,633
Units Outstanding at end of period	46,588,053	46,061,361
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.12%	6.25%
Ratio of net operating expenses to average net assets	4.92%	5.82%

1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2020 and 2019, which were 46,497,461 and 44,215,313, respectively.

2

For financial statement reporting purposes under GAAP, as of September 30, 2020 and 2019, the Company recorded a liability in the amount of $351,000 and $780,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2020, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from October 1 through October 31, 2020. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for October totaled $1,617,920. With respect to unitholders participating in the Distribution Reinvestment Plan, $779,445 of the distributions for October were reinvested in units.

The Company’s board of managers has authorized the declaration of distributions for November 2020. The November distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about December 1, 2020 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Investments

Subsequent to September 30, 2020 through November 13, 2020, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $20.2 million. In addition, $9,377,199 from a settlement under the insurance policy with respect to Mac Z was received by the Company in October 2020.

Sub-advisors

On November 12, 2020, the Advisor entered into a sub-advisory agreement with Enhanced Capital Impact Lending, LLC (“Enhanced Capital”). This agreement is expected to expand the diversification of the portfolio of the Company, by securing senior and other collateralized loans to SME’s operating within the United States. There have been no investments made through Enhanced Capital as of November 13, 2020.

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

Upon termination of the primary portion of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering.  Units issued pursuant to our Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Our Distribution Reinvestment Plan was amended, effective May 25, 2020, to allow holders of all classes of units other than Class Z units to participate, including holders who purchased units in our private placements. The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

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

For the nine months ended September 30, 2020, we issued 883,263 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $6,981,000. In addition, for the nine months ended September 30, 2020, we issued 447,106 of our units for gross proceeds of approximately $3,580,000 pursuant to our ongoing private placement described above. As of September 30, 2020, $39,722,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to September 30, 2020, we have issued an aggregate of 52,817,207 of our units, including 6,229,154 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $489,042,000 including approximately $48,616,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $467,379,000.

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

As of the date of this report, with respect to current and future payment performance, 19.5% of investments (based on the fair value of the investments as of September 30, 2020, are known to have been significantly impacted, including material losses to revenues, by COVID-19 resulting in the need to restructure or extend payments associated with the aforementioned investments.

While many of our borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied to-date.  As indicated in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments," the borrowers with respect to three of the four investments we added to the Watch List for the nine months ended September 30, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, we and/or our sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. In the case of one investment, where efforts to reach an appropriate risk-adjusted restructuring have been unsuccessful, our sub-advisor issued a notice of default and acceleration notice, including the initiation of legal proceedings to recover amounts due.

Due to the disruptions associated with COVID-19, we can provide no assurances that we will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, we can provide no assurances that we will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic are expected to be prolonged and we may see further defaults and additional investments may be added to the Watch List in subsequent quarters.  The adverse impact of COVID-19 was a significant contributor to the $0.358 decline in our NAV per unit as of September 30, 2020, as compared to our NAV per unit as of December 31, 2019.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2020, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating.  We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

From our inception through December 31, 2017, under the terms of the Expense Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $16.1 million have not been reimbursed to the Sponsor as of September 30, 2020.

Portfolio and Investment Activity

During the nine months ended September 30, 2020, we invested approximately $24.3 million across four separate portfolio companies, including one new borrower. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $38.0 million.

At September 30, 2020 and December 31, 2019, the Company’s investment portfolio included 41 and 47 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2020		As of December 31, 2019
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$110,312,389	33.7%	$83,353,208	24.5%
Senior secured term loan participations	159,969,216	49.0%	180,500,425	53.0%
Senior secured trade finance participations	52,030,263	15.9%	71,606,458	21.0%
Short term and other investments *	3,758,063	1.1%	3,758,063	1.1%
Equity warrants	1,199,618	0.4%	1,080,222	0.3%
Total investments	$327,269,549	100.0%	$340,298,376	100.0%

*

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

As of September 30, 2020, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.5%, 12.4%, 11.4%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.7% on our total portfolio.

As of September 30, 2019, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 12.7%, 13.0%, 12.4%, and 8.8%, respectively, for a weighted average yield on investments of approximately 12.7% on our total portfolio.

As of September 30, 2020, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,577,164
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021	(2)	1,456,162	1,421,461
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	Hong Kong	12.00%	6/22/2021		10,000,000	10,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		2,388,151	2,388,151
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	9.16% Cash/2.20% PIK	6/18/2025		13,351,735	13,351,735
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/31/2020		17,166,559	17,166,559
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	3/31/2021		15,000,000	15,000,000
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(3)	27,511,646	28,711,264
Sustainable Timber Exporter	Logging	Sustainable Forestry	New Zealand	11.50%	2/11/2021		-	-
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	11.00%	12/31/2024		4,599,086	4,599,086
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	11.47%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	10.00% Cash/1.50% PIK	11/24/2022		17,847,364	18,031,250
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/4.00% PIK	12/7/2023		5,918,938	5,916,249
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	8/21/2021	(2)	13,316,643	11,404,266
Fiber Optics Network Provider	Telephone Communications	Access to Technology	Colombia	8.95% Cash/5.00% PIK	10/15/2023		20,576,143	20,796,141
Mall Operator	Department Stores	Infrastructure Development	Croatia	8.50% Cash/4.50% PIK	1/23/2021		9,148,108	9,148,108
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		14,592,683	14,592,683
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	11.20%	3/28/2023		14,345,000	14,060,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	7.86% Cash/4.00% PIK	3/31/2023		13,920,375	13,920,375
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021	(2)	17,352,309	15,057,045
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	15.00%	8/20/2021		8,776,515	9,100,782
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	10.66%	9/16/2020	(2)	14,542,437	12,078,217
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	8.00% Cash/5.00% PIK	7/18/2021		1,807,414	1,793,942
Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	14.50%	4/30/2024		6,850,000	6,884,478
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	10.38%	8/27/2023		2,445,680	2,445,680
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	9,679,636
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,719,383
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,361,679
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.00%	8/31/2019	(2)	13,243,285	13,254,796
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	1,375,794
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019	(2), (4)	35,838	35,838
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(2)	881,800	10,504
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Singapore	3.00% Cash/3.00% PIK	8/18/2025	(2)	17,959,733	16,296,587
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	4/24/2020	(2)	9,500,000	3,366,356
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	10.66%	8/6/2020	(4)	433,586	433,586
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	7,349,626	6,734,018
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	8/31/2020	(4)	675,256	675,256

Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	8/31/2020	(4)	838,967	838,967
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	10.00%	5/22/2015	(2)	785,806	497,462
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$327,269,549

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of September 30, 2020, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	56,253,747	17.2%
Inclusive Finance	7,128,151	2.2%
Infrastructure Development	41,525,668	12.7%
Recycling	48,797,017	14.9%
Responsible Consumer Goods Production	17,939,490	5.5%
Responsible Fuel Storage	14,592,683	4.5%
Responsible Industrial Goods Distribution	15,000,000	4.6%
Responsible Logistics Management	25,998,592	7.9%
Responsible Metals Distribution	26,296,587	8.0%
Responsible Natural Resources Distribution	17,166,559	5.2%
Sustainable Agriculture & Agroprocessing	45,987,880	14.2%
Sustainable Aquaculture & Processing	35,838	0.0%
Sustainable Dairy Production	4,719,383	1.5%
Sustainable Forestry	—	0.0%
Technological Innovation	1,421,461	0.4%
Other	3,758,063	1.0%
Total	$327,269,549	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of September 30, 2020, the Company was in compliance with all of the above concentration limits.

Watch List Investments

Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income
Interest income	$11,563,734	$10,682,816	$32,424,036	$33,024,926
Interest from cash	8,651	21,592	71,030	59,278
Total investment income	11,572,385	10,704,408	32,495,066	33,084,204
Expenses
Asset management fees	1,826,223	1,904,766	5,517,650	5,812,736
Incentive fees	1,626,134	1,489,914	4,105,320	4,249,021
Professional fees	1,115,678	610,850	2,902,437	2,859,857
General and administrative expenses	366,147	292,711	1,009,400	1,250,104
Interest expense	69,290	382,138	206,363	1,590,805
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	5,067,847	4,744,754	13,934,295	15,955,648
Expense support payment to (from) Sponsor	-	-	-	-
Net expenses	5,067,847	4,744,754	13,934,295	15,955,648
Net investment income	$6,504,538	$5,959,654	$18,560,771	$17,128,556

Revenues

Three months ended September 30, 2020 and 2019

For the three months ended September 30, 2020 and 2019, total investment income amounted to $11,572,385 and $10,704,408, respectively.  Interest income increased by $880,918 during the three months ended September 30, 2020 compared to the same period in 2019 as a result of an increase in the weighted average yield of approximately 1.1% from a weighted average yield of 11.9% for the three months ended September 30, 2019 to approximately 13.0% for the three months ended September 30, 2020, offset by a decrease in our weighted average investment portfolio of approximately $19,673,000. The increase in yield was primarily due to a change in the mix of investments in our portfolio. The decrease in the average size of our portfolio during the third quarter of 2020 was due to investment repayments that were not redeployed.

During the three months ended September 30, 2020, $8,101,606 or 70.0% of the interest income earned came from loan and trade finance participations and $3,462,128 or 30.0% came from direct loans. In addition, we earned $8,651 in interest income on our cash balances.

During the three months ended September 30, 2019, $7,827,575 or 73.3% of the interest income earned came from loan and trade finance participations and $2,849,019 or 26.7% came from direct loans. In addition, we earned $21,592 in interest income on our cash balances.

Nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020 and 2019, total investment income amounted to $32,495,066 and $33,084,204, respectively.  Interest income decreased by $600,890 during the nine months ended September 30, 2020 compared to the same period in 2019 as a result of a decrease in our weighted average investment portfolio of approximately $19,673,000, and decrease in the weighted average yield of approximately 0.4% from a weighted average yield of 12.3% for the nine months ended September 30, 2019 to approximately 11.9% for the nine months ended September 30, 2020. The decrease in the average size of our portfolio during the third quarter of 2020 was due to investment repayments that were not redeployed. The decrease in yield was primarily due to a change in the mix of investments in our portfolio.

During the nine months ended September 30, 2020, $21,881,715 or 67.5% of the interest income earned came from loan and trade finance participations and $10,542,321 or 32.5% came from direct loans. In addition, we earned $71,030 in interest income on our cash balances.

During the nine months ended September 30, 2019, $24,801,361 or 75.1% of the interest income earned came from loan and trade finance participations and $8,217,344 or 24.9% came from direct loans. In addition, we earned $59,278 in interest income on our cash balances.

Expenses

Three months ended September 30, 2020 and 2019

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended September 30, 2020 increased by $265,416 to $1,615,490 from $1,350,074 for the three months ended September 30, 2019.  The increase was primarily due to the following: 1)  an increase in general and administrative expenses of $73,436 which was primarily due to an increase in transfer agent costs, and 2) an increase in professional fees of $504,828 which was primarily due to more fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor, offset by 3) a decrease in interest expense of $312,848, which was attributable to a decrease in outstanding indebtedness

For the three months ended September 30, 2020 and 2019, the asset management fees amounted to $1,826,223 and $1,904,766, respectively. The incentive fees for the three months ended September 30, 2020 and 2019 amounted to $1,626,134 and $1,489,914, respectively.  The increase in incentive fees is due to higher operating expenses during the three months ended September 30, 2020 which caused the company not to meet the performance above hurdle offset by the decrease in revenue during the three months ended September 30, 2020.

Nine months ended September 30, 2020 and 2019

Total operating expenses, excluding the asset management and incentive fees, incurred for the nine months ended September 30, 2020 decreased by $1,582,566 to $4,311,325 from $5,893,891 for the nine months ended September 30, 2019.  The decrease was primarily due to the following: 1) a decrease in interest expense of $1,384,442, which was attributable to a decrease in outstanding indebtedness, 2) a decrease in general and administrative expenses of $240,704 which was primarily due to a decrease in travel expenses, offset by 3) an increase in professional fees of $42,580 which was primarily due to more fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the nine months ended September 30, 2020 and 2019, the asset management fees amounted to $5,517,650 and $5,812,736, respectively. The incentive fees for the nine months ended September 30, 2020 and 2019 amounted to $4,105,320 and $4,249,021, respectively. The decrease in incentive fees is due to the decrease in revenue during the nine months ended September 30, 2020.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the three and nine months ended September 30, 2020 and 2019. We recorded unrealized losses of $4,114,774 and $347,218 for the three months ended September 30, 2020 and 2019, respectively. We recorded unrealized losses of $13,845,677 and $2,250,398 for the nine months ended September 30, 2020 and 2019, respectively. These unrealized losses were primarily driven by macro events, including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, we had approximately $12.3 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. As noted above, the combination of a potential slower pace of deployment of capital with higher cash balances may further reduce cash flows generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.5 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses.  The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended September 30, 2020.  As of September 30, 2020, there is a remaining aggregate balance of approximately $16,091,300 in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

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

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement.  On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of September 30, 2020, TGIFC has $5.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of September 30, 2020, we had $5,000,000 in total debt outstanding with a debt to equity ratio of 1.4%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of September 30, 2020:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$5,000,000	$-	$5,000,000	$-	$-
Total contractual obligations	$5,000,000	$-	$5,000,000	$-	$-

We have included the following information to further assist investors in understanding our outstanding commitments.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds raised from the particular offering. As of September 30, 2020, there is a remaining balance of approximately $490,000 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.1 million as of September 30, 2020.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the nine months ended September 30, 2020, we paid a total of $21,424,788 in distributions, comprised of $14,444,219 paid in cash and $6,980,569 reinvested under our DRP.

Related Party Transactions

For the nine months ended September 30, 2020 and 2019, the Advisor earned $5,517,650, and $5,812,736, respectively, in asset management fees and $4,105,320 and $4,249,021, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,057,734 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of $16,478,300 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,057,734 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the nine months ended September 30, 2020 and 2019, we paid SC Distributors, the dealer manager for certain of our offerings, $354,000 and $392,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Legal Proceedings

As of September 30, 2020, the Company was not a party to any material legal proceedings other than as set forth in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

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

There have been no significant changes to our critical accounting policies, estimates and judgments during nine months ended September 30, 2020, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Subsequent Events

Distributions

With the authorization of our board of managers, we declared distributions for all classes of units for the period from October 1 through October 31, 2020. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for October totaled $1,617,920. With respect to unitholders participating in the Distribution Reinvestment Plan, $779,445 of the distributions for October were reinvested in units.

Our board of managers has authorized the declaration of distributions for November 2020. The November distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash on or about December 1, 2020 or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan.

Investments

Subsequent to September 30, 2020 through November 13, 2020, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $20.2 million. In addition, $9,377,199 from a settlement under the insurance policy with respect to Mac Z was received by the Company in October 2020.

Sub-advisors

On November 12, 2020, the Advisor entered into a sub-advisory agreement with Enhanced Capital Impact Lending, LLC (“Enhanced Capital”). This agreement is expected to expand the diversification of the portfolio of the Company, by securing senior and other collateralized loans to SME’s operating within the United States. Founded in 1999, Enhanced Capital is a US based impact investment firm. Enhanced Capital invests capital into local businesses, renewable energy projects, historic real estate rehabilitation and affordable housing projects thorough federal and state incentive programs and other public policy investment strategies. Enhanced Capital has completed over $3.0B of transactions, investing in 36 states across the United States. $1.7 B of the transactions support small businesses through their Impact Lending strategy and other small business lending strategies. Enhanced Capital’s principals have a combined experience of over 150 Years in credit analysis and asset management. There have been no investments made through Enhanced Capital as of November 13, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, starting in March 2020, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of COVID-19 amongst its personnel, including permitting and encouraging employees to work remotely and temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion. The cessation of travel has caused us to adapt the methods we use to review our sub-advisors and investments.  While our pre-existing controls were not specifically designed to operate in a predominantly remote work operating environment with no international travel, we have re-evaluated and adapted our review and reporting processes for this environment and we believe that our disclosure controls and procedures and internal controls over financial reporting continue to be effective. We are monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

Part II. Other Information

Item 1. Legal Proceedings.

As of September 30, 2020, the Company was not a party to any material legal proceedings other than the legal proceedings described in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2020, we sold an aggregate of 447,106 Class Y units to accredited investors for an aggregate amount of $3,580,000.  The units were issued pursuant to an exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act, for transactions not involving a public offering.

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the third quarter of 2020 were redeemed at a price equal to $7.769 per unit, which was the net asset value per unit of each class as of June 30, 2020.

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

During the three months ended September 30, 2020, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
07/01/2020 - 07/31/2020	302,028	$7.804	302,028	892,446
08/01/2020 - 08/31/2020	837	$7.804	837	892,446
09/01/2020 - 09/30/2020	222	$7.804	222	892,446
Total	303,087	$7.804	303,087

During the three months ended September 30, 2020, we repurchased 303,087 units for a total of $2,365,299.  In addition, as of September 30, 2020, there were repurchase requests for a total of 293,428 units that were pending which were processed by the Company during October 2020 at a price of $7.769 per unit. For the quarter ended September 30, 2020, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that we fulfilled 12.42% of eligible repurchase requests (based on the number of units submitted for repurchase). Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

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

4.1	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 14, 2020.

4.2	Third Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 9, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from TriLinc Global Impact Fund LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 13, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 13, 2020	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 13, 2020	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer