Form 10-K
period 2020-12-31
TriLinc Global Impact Fund LLC
filed 2021-03-31
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☑ NO ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

There is no established trading market for the registrant’s units, and therefore the aggregate market value of the registrant’s units held by non-affiliates cannot be determined.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of March 30, 2021, the Company had outstanding 18,086,989 Class A units, 8,006,891 Class C units, 10,509,265 Class I units, 24,555 Class W units, 2,207,715 Class Y units, and 8,423,851 Class Z units.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to deploy capital quickly and successfully, our ability to pay distributions to our unitholders, our reliance on TriLinc Advisors, LLC, or the Advisor, and TriLinc Global, LLC, or the Sponsor, strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our future operating results;
•	our ability to purchase or make investments in a timely manner;
•	our business prospects and the prospects of our borrowers;
•	the impact of the COVID-19 pandemic and actions taken to prevent its spread on our business, results of operations, financial condition, liquidity and net asset value per unit;
•	the economic, social and/or environmental impact of the investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	our ability to make distributions to our unitholders;
•	the dependence of our future success on the general economy and its impact on the companies in which we invest;
•	the availability of cash flow from operating activities for distributions and payment of operating expenses;
•	the performance of our Advisor, our sub-advisors and our Sponsor;
•	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;
•	the ability of our borrowers to make required payments;
•	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
•	the lack of a public trading market for our units;
•	the outcome and costs associated with our ongoing legal proceedings related to the recovery of amounts with respect to certain of our Watch List investments;
•	our ability to borrow funds;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
•	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
•	the ability of our sub-advisors and borrowers to achieve their objectives;
•	the effectiveness of our portfolio management techniques and strategies;
•	failure to maintain effective internal controls; and
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

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

Summary Risk Factors

An investment in units of our common stock involves significant risks. See “Risk Factors” beginning on page 17. These risks include, among others:

•

We may not achieve investment results that will allow us to make distributions at a specified level of cash distributions or at all and we may reduce the amount of per unit distributions from time to time.

•	We operate in a highly competitive market for investment opportunities.
•

We may pay distributions from any source, including offering proceeds and, subject to certain limitations, borrowings, and we may choose to pay distributions from such other sources when we do not have sufficient cash flow from operations to fund such distributions. We have not established a limit on the amount of proceeds we may use to fund distributions. From time to time during our operational stage, we may not generate sufficient cash flow from operations to fund distributions. If we fund distributions from borrowings or other sources in excess of cash flow from operations, we will have less funds available for the investments, and our unitholders’ overall return may be reduced.

•	Our success will be dependent on the performance of our Advisor, including, without limitation, our Advisor's ability to successfully select and oversee sub-advisors.
•

We are dependent upon our key management personnel and the key management personnel of our Advisor and affiliates, who will face conflicts of interest relating to time management, and on the continued operations of our Advisor, for our future success.

•

We have made and intend to continue to make non-U.S. investments which involve certain legal, geopolitical, investment, repatriation, and transparency risks not typically associated with U.S. investments.

•

We have paid substantial compensation to our Advisor and its affiliates. The compensation we pay to the Advisor and its affiliates may be increased by our independent managers. This compensation was not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

•

Our units will not be listed on an exchange for the foreseeable future, if ever. Therefore, it will be difficult for our unitholders to sell their units and, if they are able to sell their units, it likely will be at a substantial discount.

•	Our unitholders will not have the opportunity to evaluate our investments before we make them, which makes investment in our units more speculative.
•

Our success will be dependent on the performance of our sub-advisors and our sub-advisors’ failure to identify and make investments that meet our investment criteria or perform their responsibilities under the sub-advisory agreements may adversely affect our ability to realize our investment objectives.

•	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them.
•	Lack of minimum requirements when lending to small and medium-sized businesses could increase the risk of default.
•	Our unitholders will experience substantial dilution in the net tangible book value of their units equal to the offering costs associated with their units.

PART I

ITEM 1. BUSINESS

TriLinc Global Impact Fund, LLC is a Delaware limited liability company formed on April 30, 2012. Unless otherwise noted, the terms “we,” “us,” “our,” “the Company”, “Trilinc,” and “our Company” refer to TriLinc Global Impact Fund, LLC; the term our “Advisor” and “TriLinc Advisors” refers to TriLinc Advisors, LLC, our external advisor; the term “SC Distributors” and our “dealer manager” refers to SC Distributors, LLC, our dealer manager; and the term our “Sponsor” refers to TriLinc Global, LLC, our sponsor.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2020, the Company has 14 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

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

For the year ended December 31, 2020, we issued 1,181,117 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $9,274,000. In addition, for the year ended December 31, 2020, we issued 667,151 of our units for gross proceeds of approximately $5,276,000 pursuant to our ongoing private placement described above. As of December 31, 2020, $37,429,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

As of December 31, 2020, we have issued an aggregate of 52,774,702 of our units, including 5,967,587 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $493,031,000 including approximately $50,909,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $471,368,000.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered as an investment adviser with the SEC. Led by its Chairman and Chief Executive Officer, Gloria Nelund, its President, Brent VanNorman, its  Chief Financial Officer, Mark Tipton, its Chief Operating Officer and Chief Compliance Officer, Scott Hall, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. TriLinc Advisors was a joint venture between our Sponsor and Strategic Capital until our Sponsor acquired Strategic Capital’s interest in the joint venture in July 2019. The purpose of the joint venture was to permit our Advisor to capitalize upon the expertise of our Sponsor’s management team as well as the experience of the executives of Strategic Capital in providing advisory services in connection with the formation, organization, registration and operation of entities similar to us. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, until July 2019, Strategic Capital was entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Amended and Restated Advisory Agreement, dated as of February 25, 2014, by and between the Company and the Advisor, as renewed through February 25, 2022 (the “Advisory Agreement”). See “Investment Advisory Agreements and Fees” section below.

We seek to capitalize on the significant investment experience of our Advisor’s management team, which has over 130 years of collective experience in financial services and investment. Our CEO, Gloria Nelund, founded our Sponsor in 2008 after a thirty year career in the international asset management industry.

As of the date of this report, we have engagements, through our Advisor, with eleven third-party investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who will source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-

advisors, who focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors must have strong, independent risk controls and must screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

TriLinc Advisors has contracted the following third-party investment managers to act as sub-advisors:

•

Asia Impact Capital Ltd. (“AIC”): an investment firm advised by the founding principals of TAEL Partners Ltd. (“TAEL”) and established to provide investment services to TriLinc. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long-term track records and diverse investment capabilities across Southeast Asia.  TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. TAEL’s principals have over 120 years of collective Asian market investment experience. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL is often able to undertake investments at attractive pricing levels. TAEL’s founding principals have over $22 billion in credit transaction experience. AIC serves as a primary sub-advisor.

•

Barak Fund Management Ltd. (“Barak”): an Africa-based asset management company founded in 2008 that manages private debt funds focused on providing trade finance and term loans to small and middle market companies in Africa. Barak specializes in sourcing and originating mainly commodity and agricultural-related transactions with strong collateral characteristics. With affiliate offices in Côte d’Ivoire, Ghana, Kenya, Mauritius, South Africa and the United Kingdom, the Barak team is positioned to source and take advantage of the numerous opportunities that arise in some of the world’s fastest growing economies. Barak has completed over $4.6 billion in transactions since its inception. Barak’s two founding principals have more than 40 years of combined experience in trading, international banking and private debt investment in Africa. Both founding principals possess specialist expertise and proven track records in the agricultural and commodities sectors. Barak serves as a secondary sub-advisor.

•

Helios Investment Partners, LLP (“Helios”): an Africa-focused private investment firm that was established in 2004 and is based in London, Paris, Nigeria, and Kenya. Helios has invested in companies that operate in more than 35 countries across the African continent. Differentiated by a combination of investment skills, local and international networks, and a thorough understanding of the African environment, Helios is well-positioned to generate strong risk-adjusted returns for TriLinc’s term loan strategy in Sub-Saharan Africa. The Helios senior credit team members collectively have more than 65 years of investment experience and have completed over $938 million in debt transactions across Africa. These investment professionals lead the Helios credit team’s disciplined loan structuring and diligent risk management processes to create attractive investment and impact opportunities for TriLinc’s term loan strategy throughout Sub-Saharan Africa. Helios serves as a secondary sub-advisor.

•

TRG Management LP (“TRG,” d/b/a The Rohatyn Group): founded in 2002, TRG is a leading emerging markets asset management firm.  The firm and its affiliates manage product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate. TRG is headquartered in New York, with offices around the globe including Brazil, Peru, Uruguay, Argentina, India, Singapore, London, Costa Rica, New Zealand, and Vietnam. TRG’s Global Private Credit Strategy encompasses three main regions: Latin America, Asia and Emerging Europe.  TRG’s principals have collectively over 190 years of investment experience in institutional lending, debt structuring, sales and trading, and high-yield distressed debt and have deployed more than $1.3 billion into relevant transactions. TRG’s disciplined investment process, robust investment administration and operations infrastructure, and strong emerging market investment track record create substantial value for its investors and SMEs that are currently underserved by traditional banks and financial intermediaries operating in the region. TRG serves as a secondary sub-advisor.

•

Alsis Funds, S.C. (“Alsis”): a Latin America-focused asset management firm with offices in Mexico City and Miami that has deployed over $436 million since its inception in 2007. Alsis is managed by a team with significant experience, market knowledge, and extensive in-country networks. While Alsis’ investment activity is primarily in Mexico, the firm has proven to be a critical provider of capital to the growing SME segment and real estate industry across the region, with an attractive track record of deployed capital and realized returns in key growth industries. Alsis executes its SME strategy through a direct private lending approach that focuses on transactions that can be collateralized by purchase contracts with strong off-takers and also targets companies seeking financing backed by financial assets or real estate assets. Alsis’ principals possess over 75 years of combined experience in transaction sourcing, underwriting, credit analysis, and asset management. Alsis serves as a secondary sub-advisor.

•

Scipion Capital, Ltd. (“Scipion”): a Sub-Saharan Africa-focused investment management firm that has deployed over $512 million in trade finance transactions since its inception in 2007.  Headquartered in London, with an office in Geneva and investment team member presence in Botswana, Morocco and the Cayman Islands, the firm focuses its investment strategy on managing a diversified portfolio of trade finance assets across multiple industries, geographies, and financing structures. More specifically, Scipion’s emphasis on short duration and self-liquidating transactions is a cornerstone of its investment strategy and has translated into an attractive track record of risk-adjusted returns and a reputation as one of the leading trade finance managers in the region.  Scipion’s principals execute the firm’s strategy through over 150 years of combined experience in banking, emerging markets, and trade finance in Africa. Scipion serves as a secondary sub-advisor.

•

TransAsia Private Capital Ltd. (“TransAsia”): a Hong Kong-based asset management firm focusing on extending short- and long-term trade financing to mid-sized private companies in South and Southeast Asia.  Since its inception in 2013, TransAsia has deployed approximately $6.8 billion. TransAsia’s three principals are well-versed in Asian debt asset management with almost 100 years of combined experience in banking, private equity, and private debt. All three have robust experience in Asian markets developed at leading institutions such as Income Partners Asset Management, MeesPierson/Fortis Bank, HypoVereinsbank, Lloyds and Chase Bank. Trans Asia serves as a secondary sub-advisor.

•

Africa Merchant Capital Group (“AMC”): a U.K.-based boutique merchant banking services business founded in 2012 that established AMC Trade Finance (“AMCTF”) in 2016 in order to implement its middle market trade finance strategy in Sub-Saharan Africa. The global regulatory environment has reduced commercial banks’ appetite to deploy funds into the African trade finance market, and non-banking sectors have insufficient capital resources, leaving the SME sector underfunded. AMCTF aims to increase the availability of trade finance for domestic and regional trade in Sub-Saharan Africa through offering a range of flexible short-term trade finance product solutions. The AMCTF product range includes off-balance sheet stand-alone transactional facilities, back-to-back Letter of Credit facilities, trade-receivable discounting, supplier cash payments and documentary collections. AMCTF’s principals have nearly 80 years of combined experience in banking, corporate finance, trade finance, and emerging markets and have completed over $1.6 billion in trade finance transactions. TriLinc’s partnership with AMCTF will provide short-term trade finance to borrowers trading into or out of select countries in Sub-Saharan Africa, responding to the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options. AMC serves as a secondary sub-advisor.

•

CEECAT Capital Limited & CCL Investments SARL (“CCL”): established in 2014, CCL is a European-focused spin-off of ADM Capital, which has specialized in recovery, special situations and stressed opportunities across Asia since 1998 and in the Central and Eastern Europe, Central Asia and Turkey (“CEECAT”) region since 2005. CCL manages all of ADM (“Asia Debt Management”) Capital’s legacy assets in the CEECAT region and focuses on extending private credit to SMEs who cannot access regular bank financing due to factors such as local regulatory restrictions on bank lending, illiquidity or stress in the banking sector, delays in the bank approval process, collateral coverage mismatch for local banks, among others. CCL’s principals have over 75 years of combined experience in corporate and structured finance, cash equity sales and equity derivative sales, and have completed over $350 million in debt investment deals across the CEECAT region. CCL has a demonstrated track record in establishing, operating, managing and advising funds that invest in companies across the region through utilizing their strong cultural knowledge of the local legal jurisdictions and regulatory compliance requirements. CCL serves as a secondary sub-advisor.

•

Origin Capital Limited (“Origin”): headquartered in Johannesburg, South Africa with associates in six countries. Origin originates, structures, and manages transactions in Latin America and Africa, and partners with larger funds, development banks and institutional investors. Origin is differentiated by a combination of investment skills, local and international networks, and a thorough understanding of the Latin American and African environments.  Origin's principals have more than 75 years of combined experience in private debt, banking, and asset management in emerging markets and more than $3 billion in relevant transaction experience.

•

Enhanced Capital Impact Lending, LLC (“Enhanced Capital”): a subsidiary of Enhanced Capital Group, LLC (“ECG”) and is TriLinc’s investment partner. Founded in 1999, ECG is a U.S. based impact investment firm that invests capital into local businesses, renewable energy projects, historic real estate rehabilitation, and affordable housing projects through federal and state incentive programs and other public policy investment strategies. ECG has invested in 36 states across the U.S., supporting small businesses through their impact lending strategy and other small business lending strategies. Enhanced Capital’s principals have a combined experience of over 45 years in credit analysis and asset management and have deployed more than $408 million into relevant debt transactions.

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

During the year ended December 31, 2020, we invested, either through direct loans or loan participations, approximately $25.5 million across five portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and short term investments. Additionally, we received proceeds from repayments of investment principal of approximately $82.5 million.

At December 31, 2020, our portfolio included 41 companies and was comprised of $106,899,154 or 37.2% in senior secured term loans, $129,917,253 or 45.2% in senior secured term loan participations, $45,800,210 or 15.9% in senior secured trade finance participations, and $3,758,063 or 1.3% in other investments. At December 31, 2019, our portfolio included 43 companies and was comprised of $83,353,208 or 24.5% in senior secured term loans, $180,500,425 or 53.1% in senior secured term loan participations, $71,606,458 or 21.0% in senior secured trade finance participations, and $3,758,063 or 1.1% in short term investments.

As of December 31, 2020, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,367,936
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021	(2)	1,456,162	1,434,285
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	Hong Kong	12.00%	6/22/2021		5,000,000	5,000,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		1,816,934	1,816,934
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	9.16% Cash/2.20% PIK	6/18/2025		13,503,499	13,503,499
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	12/31/2020	(4)	17,166,559	17,166,559
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	12/31/2022		15,858,045	15,858,045
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2021	(3)	28,531,105	29,730,723
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	11.00%	12/31/2024		4,737,437	4,737,437
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	11.47%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	10.00% Cash/1.50% PIK	11/23/2023		18,362,141	18,502,811
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/6.00% PIK	12/7/2023		5,999,538	5,946,066
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	8/21/2021	(2)	13,478,292	11,337,937
Consumer Lender	Personal Credit Institutions	Access to Technology	Colombia	11.90%	9/1/2025		1,245,664	1,245,664
Mall Operator	Department Stores	Infrastructure Development	Croatia	8.50% Cash/4.50% PIK	1/23/2021	(4)	9,360,235	9,360,235
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		13,685,366	13,685,366
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	10.06%	3/28/2023		1,417,700	1,161,200
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	7.77% Cash/4.00% PIK	3/31/2023		14,034,913	14,034,913
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021	(2)	17,529,688	15,242,460
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	14.23%	8/20/2021		8,275,000	8,893,693
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	10.65%	9/16/2020	(2)	15,600,710	12,986,279
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	8.00% Cash/5.00% PIK	7/18/2021		1,830,509	1,821,078
Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	14.50%	4/30/2024		8,709,445	8,755,878
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	10.38%	8/27/2023		2,203,673	2,203,673
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	9,679,636
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,719,383
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,361,679
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9%, 5.5%	8/31/2019	(2)	13,532,693	13,128,867
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	1,375,794
Fish Processor & Exporter	Commercial Fishing	Sustainable Aquaculture & Processing	Ecuador	9.00%	6/19/2019	(2), (4)	35,838	35,838
Sesame Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Guatemala	12.00%	3/31/2016	(2)	881,800	10,504
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Singapore	3.00% Cash/3.00% PIK	8/18/2025	(2)	18,146,500	16,483,354
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	5/31/2020	(2)	9,500,000	3,366,356
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	10.65%	10/20/2020	(4)	434,619	434,619
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	1,433,058	628,861
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	11/30/2020	(4)	675,256	675,256
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	11/30/2020	(4)	838,967	838,967

Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	17.50%	5/22/2015	(2)	785,806	497,462
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$287,574,298

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments" for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of December 31, 2020, the composition our investments based on the Company created industry classification was as follows:

	Fair	Percentage
Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	24,276,031	8.4%
Inclusive Finance	6,556,934	2.3%
Infrastructure Development	41,886,698	14.6%
Recycling	43,863,083	15.3%
Responsible Consumer Goods Production	17,655,881	6.1%
Responsible Fuel Storage	13,685,366	4.8%
Responsible Industrial Goods Distribution	15,858,045	5.5%
Responsible Logistics Management	27,021,192	9.4%
Responsible Metals Distribution	21,483,354	7.5%
Responsible Natural Resources Distribution	17,166,559	6.0%
Sustainable Agriculture & Agroprocessing	47,525,156	16.5%
Sustainable Aquaculture & Processing	35,838	0.0%
Sustainable Dairy Production	4,719,383	1.6%
Sustainable Forestry	—	0.0%
Technological Innovation	1,434,285	0.5%
Other	3,758,063	1.3%
Total	$287,574,298	100.0%

The industry composition of the Company’s portfolio, at fair value as of December 31, 2020 and December 31, 2019, was as follows:

	As of December 31, 2020		As of December 31, 2019
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,047,572	4.2%	$12,417,122	3.6%
Boatbuilding and Repairing	5,946,066	2.1%	5,695,069	1.7%
Chemicals and Allied Products	15,858,045	5.5%	15,000,000	4.4%
Chocolate and Cocoa Products	13,128,867	4.6%	9,687,887	2.8%
Coal and Other Minerals and Ores	33,649,913	11.7%	32,348,090	9.5%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	—	0.0%	100,000	0.0%
Consumer Products	9,456,820	3.3%	9,318,469	2.7%
Corrugated and solid fiber boxes	13,503,499	4.7%	—	—
Department Stores	9,360,235	3.3%	8,638,109	2.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	803,254	0.2%
Electric Services	1,434,285	0.5%	16,383,269	4.8%
Farm Products	11,656,399	4.1%	9,644,313	2.8%
Fats and Oils	3,398,558	1.2%	3,398,558	1.0%
Financial services	3,758,063	1.3%	3,758,063	1.1%
Food Products	2,318,540	0.8%	2,724,804	0.8%
Freight Transportation Arrangement	14,034,913	4.9%	13,505,035	4.0%
Groceries and Related Products	434,619	0.2%	468,756	0.1%
Hotels and Motels	11,337,937	3.9%	12,846,584	3.8%
Land Subdividers and Developers	15,242,460	5.3%	16,781,000	4.9%
Logging	—	0.0%	5,612,436	1.6%
Meat, Poultry & Fish	6,361,679	2.2%	6,240,961	1.8%
Motor Vehicle Parts and Accessories	8,893,693	3.1%	8,731,936	2.6%
Personal Credit Institutions	3,062,598	1.1%	3,603,592	1.1%
Petroleum and Petroleum Products	13,685,366	4.8%	15,500,000	4.6%
Programming and Data Processing	18,502,811	6.4%	17,740,330	5.2%
Refuse Systems	29,730,723	10.3%	25,766,063	7.6%
Secondary Nonferrous Metals	5,628,861	2.0%	17,530,616	5.2%
Short-Term Business Credit	4,740,000	1.6%	4,740,000	1.4%
Soap, Detergents, and Cleaning	2,203,673	0.8%	2,894,698	0.9%
Telephone and Telegraph Apparatus	3,366,356	1.2%	8,840,048	2.6%
Telephone Communications	1,161,200	0.4%	36,794,973	11.0%
Water Transportation	12,986,279	4.3%	12,748,503	3.7%
Total	$287,574,298	100.0%	$340,298,376	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020		As of December 31, 2019
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$24,159,256	8.4%	$24,198,860	7.1%
Botswana	4,740,000	1.6%	4,740,000	1.4%
Brazil	26,816,813	9.3%	26,012,563	7.6%
Cabo Verde	11,337,937	3.9%	12,846,584	3.8%
Cameroon	13,128,867	4.6%	9,687,887	2.9%
Chile	2,810,079	1.0%	2,652,855	0.8%
Colombia	3,062,598	1.1%	23,479,065	6.9%
Croatia	9,360,235	3.3%	8,638,109	2.5%
Ecuador	13,539,337	4.7%	35,838	0.0%
Ghana	13,685,366	4.8%	30,500,000	9.0%
Guatemala	10,504	0.0%	10,504	0.0%
Hong Kong	25,532,915	8.9%	51,188,138	15.0%
Jersey	1,161,200	0.4%	16,919,500	5.0%
Kenya	14,034,913	4.9%	13,505,035	4.0%
Malaysia	15,858,045	5.5%	15,000,000	4.4%
Mauritius	434,619	0.2%	468,756	0.1%
Mexico	29,730,723	10.3%	25,766,063	7.6%
Morocco	628,861	0.2%	7,530,616	2.2%
Namibia	15,242,460	5.3%	16,781,000	4.9%
Netherlands	8,893,693	3.1%	8,731,936	2.6%
New Zealand	—	0.0%	5,612,436	1.7%
Nigeria	14,500,502	5.1%	14,262,726	4.2%
Peru	4,737,437	1.6%	4,599,086	1.4%
Romania	1,821,078	0.6%	2,034,188	0.6%
Singapore	16,483,354	5.7%	—	0.0%
South Africa	497,462	0.2%	790,616	0.2%
United Arab Emirates	648,430	0.2%	803,254	0.2%
Uganda	8,755,878	3.0%	6,850,000	2.0%
Zambia	2,203,673	0.8%	2,894,698	0.9%
N/A	3,758,063	1.3%	3,758,063	1.0%
Total	$287,574,298	100.0%	$340,298,376	100.0%

(1)

All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by one of the Company’s former sub-advisors, The International Investment Group L.L.C. (“IIG”). See Note 3 “Watch List Investments” for further information.

As of December 31, 2020, our largest investment represented approximately 8.0% of our net assets or 9.9% of our total portfolio.

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

On an annual basis, an updated impact assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. In March 2019, the Company issued its third Sustainability and Impact Report as of June 30, 2019. For our 2020 Sustainability and Impact report, the Company will also request an independent review of certain impact data therein.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2020 and 2019, we had borrowings amounting to $5,000,000 and $5,000,000, respectively. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated when we were formed.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2020 and 2019, we only had one investment, amounting to approximately $9 million and $8 million, respectively, which was not denominated in U.S. Dollars and we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,057,734 of expenses, which had been paid by the Company as of December 31, 2017.

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

The Company did not meet the Reimbursement Hurdle for the years ended December 31, 2020 and 2019. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the years ended December 31, 2020 and 2019. As of December 31, 2020, there is a remaining aggregate balance of approximately $16,091,300 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Investment Advisory Agreements and Fees

We have agreed to pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Advisory Agreement. For the years ended December 31, 2020 and 2019, the Company incurred $7,334,178 and $7,702,572, respectively in asset management fees and $5,320,776 and $5,730,748, respectively in incentive fees to our Advisor.

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

Concentration of credit risk

At December 31, 2020, our portfolio of $287,574,298 (at fair value) included 41 companies and was comprised of $106,899,154 or 37.2% in senior secured term loans, $129,917,253 or 45.2% in senior secured term loan participations, $45,800,210 or 15.9% in senior secured trade finance participations, and $3,758,063 or 1.3% in other investments. Our largest loan by value was $28,531,105 or 9.9% of our total portfolio and provides for paid in kind (“PIK”) interest, with principal and interest due at maturity. Our 5 largest loans by value comprised 33.1% of our portfolio at December 31, 2020. Participation in loans represented 61.1% of our portfolio at December 31, 2020.

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

Pursuant to the terms of the Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses incurred from the commencement of our operations through December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $4.2 million was paid by the Company and is shown as a receivable from the Sponsor. As of December 31, 2020, $16.1 million of the $16.7 million in total operating expenses covered under the Responsibility Agreement have not been reimbursed to the Sponsor. If we fail to raise sufficient capital, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

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

A portion of our investments bear interest at floating rates based on the London interbank offered rate (“LIBOR”). In July 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021, and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.

As of December 31, 2020, 17% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The discontinuation or modification of LIBOR could result in interest rate decreases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our unitholders at expected levels or at all.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

We have investments in loans that contain a PIK interest provision, including our largest loan, which made up 7.1% of our total portfolio by value as of December 31, 2020. These investments may expose us to higher risks, including the following:

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

We have invested, and will continue to invest in the future, primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of the Advisor and the respective sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investments made in, with or through these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments" for information about investments for which we have not been provided with accurate and complete information from a prior sub-advisor, IIG, which has adversely impacted the value of certain of these investments.

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2020, 61.1% of the fair value of our investment portfolio consisted of participations in loans. As described further in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments", IIG was the sub-advisor with respect to eight of the nineteen investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, and, in 2017, sold us a $6 million participation in a loan that did not exist. We have not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders.  As of December 31, 2020, 10.2% of our portfolio (by fair value) consisted of investments for which IIG was the sub-advisor, all of which, except for one borrower, are deemed Watch List investments.

The global outbreak of COVID-19 (more commonly referred to as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally, including the various quarantine policies being implemented in many countries, could lead to a world-wide economic downturn. Economic slowdowns or recessions could impair our borrowers and harm our operating results.

Our borrowers, as with all businesses, are susceptible to economic slowdowns or recessions and disruptions, such as the disruption and adverse impacts caused by the outbreak of the Coronavirus. These events may ultimately result in borrowers having difficulties repaying the loans in which we have invested or originated. For example, many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories in an attempt to curb the spread of the Coronavirus. Therefore, our non-performing assets, or borrowers requiring some form of forbearance, may increase and the value of our portfolio may correspondingly decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans (including loans in which we have acquired participations), which could lead to reduced recovery values should liquidation ultimately be required.

The global scope of the Coronavirus pandemic and the related uncertainties, have adversely impacted many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity. As of the date of this report, many of our borrowers have experienced disruption in their operations related to COVID-19, to varying degrees.  As of the date of this report, COVID-19 has had a significant impact with respect to current and future payment performance with respect to 23.0% of our investments (based on the fair value of the investments as of December 31, 2020).  These borrowers have experienced material losses to revenues.  Where appropriate, we and our sub-advisors have attempted to work with borrowers to restructure facilities or extended payment due dates and maturity dates.  With respect to one investment, where restructuring has not been successful, we have issued a notice of default and are pursuing legal action to recover amounts due.

In addition to the adverse impact on many of our borrowers, we have also seen a slow down in transaction volume due to the impact of the pandemic.  To the extent the disruption and negative impact of the pandemic continues in future periods, we may have additional borrower defaults, which could further negatively impact our NAV. The adverse impact of COVID-19 was a significant contributor to the $0.424 decline in our NAV per unit as of December 31, 2020, as compared to our NAV per unit as of December 31, 2019.

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

In addition, we rely on our Advisor to manage our day-to-day operations. The business and operations of our Advisor, our Sponsor and their affiliates may also be adversely impacted by the coronavirus outbreak. Our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting and encouraging employees to work remotely, temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion. Although we are following our business continuity plan and following directives from federal, state and municipal authorities, our executive officers and directors, as well as the employees of our Advisor and Sponsor are subject to the risk of illness or quarantine, which may negatively impact their ability to provide us services to the same degree as had been the case prior to the outbreak. Although multiple vaccines have been approved for use in certain countries, there is uncertainty as to when a sufficient portion of the population will be vaccinated, such that restrictions and safety protocols can be relaxed.

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

In addition, pursuant to the terms of the Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses that were incurred from when we began our operations through September 30, 2017. Our Sponsor determined not to pay for any operating expenses for the fourth quarter of 2017 and periods thereafter. From time to time, our board of managers may change the amount of distributions that are paid, if paid at all.  For example, the daily distribution rate was reduced in March 2018 and was further reduced, effective May 1, 2021. Daily distributions per unit are expected to be paid for periods on and after May 1, 2021 in an annualized amount equal to approximately 7.0% of the most recently determined NAV per unit disclosed by us at the time the distribution is declared, although there can be no assurances that our board of managers will authorize distributions at this approximate annualized rate or at all.  Since our NAV per unit can vary from quarter to quarter, if our board of managers continues to authorize daily distributions at an annualized rate that is based on our most recently determined NAV per unit, it is likely that the per unit dollar amount of distributions paid to our unitholders will similarly vary.

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

As of December 31, 2020, we had not engaged in any significant hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

In order to achieve our investment objectives and our originally anticipated returns, we will need to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our unitholders. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected and we may be unable to pay distributions. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our unitholders. Furthermore, borrowing money for investments increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of units to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and that we will be unable to meet the other covenants or requirements of the credit agreements. In addition, our ability to pay distributions or incur additional indebtedness may be restricted by our credit agreements. If the value of our assets declines, we may be required to liquidate a portion or our entire investment portfolio and repay a portion or all of our indebtedness at a time when liquidation may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our unitholders

All of our outstanding debt is collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets and if we default on the payment our credit holders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2020, we had $5 million debt outstanding with a debt to equity ratio of 1.4%.

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

As of December 31, 2020, we had $5 million in total debt, which is required to be paid in full as a balloon payment of $5 million due in December 2021.

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

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2020 and 2019, we did not receive any such material prepayments.

Non-payment by borrowers and acts or omissions by our sub-advisors that result in us not being repaid for our investments has and may continue to prevent us from realizing expected income and has and may continue to result in a decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. As of December 31, 2020, we had 13 borrowers who had failed to repay principal and interest and were included on our Watch List.  Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments" for more information about the Watch List.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2020 and 2019, we have made loans to companies located in Argentina, Botswana, Brazil, Cabo Verde, Cameroon, Cayman Islands, Chile, China, Colombia, Croatia, Ecuador, Ghana, Guatemala, Hong Kong, Indonesia, Italy, Jersey, Kenya, Malaysia, Mauritius, Mexico, Morocco, Namibia, New Zealand, Nigeria, Peru, Romania, Singapore, South Africa, Tanzania, the United Arab Emirates, the United Kingdom, Uganda, Uruguay, and Zambia. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include the economic disruption caused by the global outbreak of the Coronavirus and changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Risks Related to our Advisor and its Affiliates:

We are dependent upon our key management personnel and the key management personnel of our Advisor, who will face conflicts of interest relating to time management, and on our Advisor and its affiliates, for our future success.

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

The Advisor and its affiliates are responsible for selecting the sub-advisors. Although our Advisor retains ultimate responsibility for the performance of services under the Advisory Agreement, it can delegate its responsibilities to one of its affiliates or a third party. If our Advisor or any of its affiliates fail to perform according to our expectations and in accordance with the Advisory Agreement, we could be materially adversely affected.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2020, we have incurred a cumulative total of approximately $17.2 million in offering costs which has been reimbursed to our Sponsor.

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

General Risk Factors

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2020, the Company was not a party to any material legal proceedings other than the legal proceedings described in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Net Asset Value

There is no public trading market for our units.

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of a third-party independent valuation firm as to the reasonableness of our internal estimates of fair value of selected loans and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation.  Our board of managers has determined our estimated net asset value, as of December 31, 2020, to be $7.600 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as compared to $8.024 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as of December 31, 2019. The decrease of $0.424 in the estimated net asset value from December 31, 2019 to December 31, 2020 resulted primarily due to the Company having recorded $15,037,022 in unrealized depreciation on our investments during the year ended December 31, 2020. Our net asset value would have decreased for all unit classes in all prior periods if the Sponsor had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. Our estimated net asset value was determined in accordance with the procedures set forth above. See Note 2 to our Consolidated Financial Statements for more information about the valuation of our investments.

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

As of March 30, 2021, there were 18,086,989 Class A units outstanding held of record by 3,782 persons, 8,006,891 Class C units outstanding held of record by 1,965 persons, 10,509,265 Class I Units outstanding held of record by 1,891 persons, 24,555 Class W units outstanding held of record by 4 persons, 2,207,715 Class Y units outstanding held of record by 172 persons, and 8,423,851 Class Z units outstanding held of record by two persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

Since July 2013, the Company has paid monthly distributions for all classes of units. For the year ended December 31, 2020 and 2019, $19,400,494 and $17,912,536, respectively, of these distributions were paid in cash and $9,274,239 and $9,507,647, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2020, we sold an aggregate of 219,755 units of Class Y units to accredited investors for an aggregate amount of $1,694,000 pursuant to a private placement. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

For the year ended December 31, 2020, the Company had received and processed 463 repurchase requests. The Company repurchased an aggregate of 399,251 Class A units, 259,441 Class C units, 497,682 Class I units and 27,593 Class Y units for a total of $9,253,053.

For the year ended December 31, 2019, the Company had received and processed 412 repurchase requests. The Company repurchased an aggregate of 647,648 Class A units, 446,469 Class C units, and 428,915 Class I units for a total of $12,440,304.

Repurchases for the first, second, third and fourth quarters of 2020 were repurchased at a price equal to $8.024, $7.804, $7.769 and $7.666, respectively per unit, which was the net asset value per unit of each class as of December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, respectively, and the most recently disclosed net asset value per unit at the time of repurchase in each respective quarter.

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

During the three months ended December 31, 2020, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
10/01/2020 - 10/31/2020	294,255	$7.770	294,255	892,446
11/01/2020 - 11/30/2020	—	$-	—	892,446
12/01/2020 - 12/31/2020	—	$-	—	892,446
Total	294,255	$7.770	294,255

During the three months ended December 31, 2020, we repurchased 294,255 units for a total of $2,286,365.  In addition, as of December 31, 2020, there were repurchase requests for a total of 297,746 units that were pending which were processed by the Company during January 2021 at a price of $7.666 per unit. For the quarter ended December 31, 2020, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that we fulfilled 12.26% of eligible repurchase requests (based on the number of units submitted for repurchase). Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end were carried over to the next quarter and will be treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

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

For the period from June 12, 2013 through December 31, 2020, we issued 5,967,587 units totaling approximately $50,909,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

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

From time to time we opportunistically seek to raise capital through sales of our common units in private placements that are exempt from registration under the Securities Act. For example, we currently are seeking to raise up to $100,000,000 in a continuous private offering of our Class Y and Class Z units that will expire on June 30, 2021, unless terminated earlier by us.

For the year ended December 31, 2020, we issued 1,181,117 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $9,274,000. In addition, for the year ended December 31, 2020, we issued 667,151 of our units for gross proceeds of approximately $5,276,000 pursuant to our ongoing private placement described above. As of December 31, 2020, $37,429,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

For the year ended December 31, 2019, we issued 1,161,349 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $9,507,647. In addition, for the year ended December 31, 2019, we issued 2,591,049 of our units for gross proceeds of approximately $21,084,000 pursuant to a private placement.

From our inception to December 31, 2020, we have issued an aggregate of 52,774,702 of our units, including 5,967,587 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $493,031,000 including approximately $50,909,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $471,368,000.

Impact of COVID-19

There is an ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe, have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, the extent of the impact of COVID-19 on the business, financial condition and results of operations of our borrowers may result in their inability to make required payments in the near term which could impact the fair value of our investments. Although multiple vaccines have been approved for use in certain countries, there is uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be relaxed. Although the Coronavirus has created material uncertainty and economic disruption, due to the rapidly evolving nature of the situation, we cannot predict the ultimate impact it will have on us. We are managing the situation through active engagement with our borrowers and are analyzing the potential effects COVID-19 may have on the portfolio or any potential capital deployments. Additionally, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the Coronavirus to the workforce, including permitting and encouraging employees to work remotely, temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion.

As of the date of this report, COVID-19 has had a significant impact with respect to current and future payment performance with respect to 23.0% of the Company’s investments (based on the fair value of the investments as of December 31, 2020).

While many of our borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied to-date.  As indicated in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments," the borrowers with respect to three of the six investments we added to the Watch List for the year ended December 31, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, we and/or our sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. In the case of one investment, where efforts to reach an appropriate risk-adjusted restructuring have been unsuccessful, our sub-advisor issued a notice of default and acceleration notice, including the initiation of legal proceedings to recover amounts due.

Due to the disruptions associated with COVID-19, we can provide no assurances that we will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, we can provide no assurances that we will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic are expected to be prolonged and we may see further defaults and additional investments may be added to the Watch List in subsequent quarters.  The adverse impact of COVID-19 was a significant contributor to the $0.424 decline in our NAV per unit as of December 31, 2020, as compared to our NAV per unit as of December 31, 2019.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2020, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating.  We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR

In July 2017, FCA announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. As a result, the U.S. Federal Reserve, in conjunction with ARRC, identified SOFR as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, interest rates of our debt could decrease, which could adversely affect our operating results. In addition, uncertainty about the extent and manner of future changes may result in interest rate that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of December 31, 2020, 17% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our sub-advisors to seek to ensure any transition away from LIBOR will have minimal impact on our investments, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

From our inception through December 31, 2017, under the terms of the Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.5 million of operating expenses, of which $16.1 million have not been reimbursed to the Sponsor as of December 31, 2020.

Portfolio and Investment Activity

During the year ended December 31, 2020, we invested approximately $25.5 million across four separate portfolio companies, including one new borrower. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $82.5 million.

During the year ended December 31, 2019, we invested approximately $37.8 million across nine portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and short term investments. Additionally, we received proceeds from repayments of investment principal of approximately $76.9 million.

At December 31, 2020 and December 31, 2019, the Company’s investment portfolio included 41 and 43 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of December 31, 2020		As of December 31, 2019
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$106,899,154	37.2%	$83,353,208	24.5%
Senior secured term loan participations	129,917,253	45.2%	180,500,425	53.1%
Senior secured trade finance participations	45,800,210	15.9%	71,606,458	21.0%
Short term and other investments *	3,758,063	1.3%	3,758,063	1.1%
Equity warrants	1,199,618	0.4%	1,080,222	0.3%
Total investments	$287,574,298	100.0%	$340,298,376	100.0%

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

As of December 31, 2020, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.4%, 12.3%, 11.4%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.6% on our total portfolio.

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

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of December 31, 2020 and 2019, we were in compliance with all of the above concentration limits.

Watch List Investments

Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of our investments have up to a year or more of accrued interest receivable as of December 31, 2020.  Our interest receivable balances at December 31, 2020 and 2019 are recorded at the amounts that we expect to collect.  In addition, certain of our investment in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2020 and 2019 amounted to $3,418,264 and $2,796,466, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Investment income
Interest income	$42,240,413	$43,428,233
Interest from cash	96,445	96,897
Total investment income	42,336,858	43,525,130
Expenses
Asset management fees	7,334,178	7,702,572
Incentive fees	5,320,776	5,730,748
Professional fees	3,842,481	3,609,067
General and administrative expenses	1,414,586	1,509,686
Interest expense	254,682	1,660,095
Board of managers fees	257,500	257,500
Total expenses	18,424,203	20,469,668
Net investment income	$23,912,655	$23,055,462

Revenues

For the years ended December 31, 2020 and 2019, total investment income amounted to $42,336,858 and $43,525,130, respectively.  Interest income decreased by $1,187,820 during 2020 as a result of a decrease in our weighted average investment portfolio of approximately $7,243,000 and decrease in the weighted average yield of approximately 0.5% from a weighted average yield of 12.1% for 2019 to approximately 11.6% for 2020. The decrease in the average size of our portfolio during year ended December 31, 2020 was due to investment repayments that were not redeployed. The decrease in yield was primarily due to a change in the mix of investments and lower interest rates in our portfolio.

During the year ended December 31, 2020, $28,152,629 or 66.7% of the interest income earned came from loan and trade finance participations and $14,087,784 or 33.3% came from direct loans. In addition, we earned $96,445 in interest income on our cash balances.

During the year ended December 31, 2019, $32,495,008 or 75.1% of the interest income earned came from loan and trade finance participations and $10,933,226 or 24.9% came from direct loans. In addition, we earned $96,897 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the year ended December 31, 2020 decreased by $1,267,099 to $5,769,249 from $7,036,348 for the year ended December 31, 2019.  The decrease was primarily due to the following: 1) a decrease in interest expense of $1,405,413, which was attributable to a decrease in outstanding indebtedness, 2) a decrease in general and administrative expenses of $95,100 which was primarily due to a decrease in travel expenses, offset by 3) an increase in professional fees of $233,414 which was primarily due to more fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the years ended December 31, 2020 and 2019, the asset management fees amounted to $7,334,178 and $7,702,572, respectively. The incentive fees for the years ended December 31, 2020 and 2019 amounted to $5,320,776 and $5,730,748, respectively. The decrease in incentive fees is due to the decrease in revenue during the year ended December 31, 2020.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no realized gains or losses for the years ended December 31, 2020 and 2019.  We recorded unrealized losses of $15,037,022 and $4,809,906 for the years ended December 31, 2020 and 2019, respectively. These unrealized losses were primarily driven by macro events, including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2020, we had approximately $55.0 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. As noted above, the combination of a slower pace of deployment of capital with higher cash balances may further reduce cash flows generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.5 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses.  The Company did not meet the Reimbursement Hurdle for the quarter ended December 31, 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended December 31, 2020.  As of December 31, 2020, there is a remaining aggregate balance of approximately $16,091,300 in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement.  On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of December 31, 2020, TGIFC has $5.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of December 31, 2020, we had $5,000,000 in total debt outstanding with a debt to equity ratio of 1.4%.

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of December 31, 2020:

	Total	Less than 1 Year	1 - 3 Years	3- 5 years	More than 5 years
Notes payable	$5,000,000	$-	$5,000,000	$-	$-
Total contractual obligations	$5,000,000	$-	$5,000,000	$-	$-

We have included the following information to further assist investors in understanding our outstanding commitments.

We have entered into certain contracts under which we have material future commitments. Our Advisory Agreement between us and the Advisor, originally dated as of February 25, 2014, had previously been renewed and is subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor. The current term of the Advisory Agreement ends on February 25, 2022. The Advisor will serve as our advisor in accordance with the terms of our Advisory Agreement. Payments under our Advisory Agreement in each reporting period will consist of (i) asset management and incentive fees described in Part 1, Item 1. Business – Operating Expense Responsibility Agreement and – Investment Advisory Agreements and Fees of our Annual Report on Form 10-K for the year ended December 31, 2019, and (ii) the reimbursement of certain expenses.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. The Company reimburses organization and offering expenses to the Sponsor to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds raised from the particular offering. As of December 31, 2020, there is a remaining balance of approximately $446,000 of offering costs that have not been reimbursed to the Sponsor.

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16.1 million as of December 31, 2020.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2020, we paid a total of $28,674,733 in distributions, comprised of $19,400,494 paid in cash and $9,274,239 reinvested under our Distribution Reinvestment Plan.

Related Party Transactions

For the years ended December 31, 2020 and 2019, the Advisor earned $7,334,178, and $7,702,572, respectively, in asset management fees and $5,320,776 and $5,730,748, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,057,734 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of $16,091,300 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended December 31, 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended December 31, 2020.

As of December 31, 2020 and December 31, 2019, due from affiliates on the Consolidated Statements of Assets and Liabilities in the amount of $4,057,734 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the years ended December 31, 2020 and 2019, we paid SC Distributors, the dealer manager for certain of our offerings, $468,000 and $577,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Legal Proceedings

As of December 31, 2020, the Company was not a party to any material legal proceedings other than as set forth in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

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

There have been no significant changes to our critical accounting policies, estimates and judgments during year ended December 31, 2020, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are performing loans, with no macroeconomic indicator or other event observed that would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment, most of these investments generally do not deviate materially from the amortized cost. If, pursuant to our quarterly review, we determine that one or more material valuation adjustments are appropriate, then we adjust the fair value. Historically, in most cases these adjustments that have resulted in a fair value that is materially different from amortized cost have resulted in our determination to place the investment on the Watch List.

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

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 11. Subsequent Events".

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2020, the board of managers held 13 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	59	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	60	Chief Compliance Officer and Affiliated Manager
Scott T. Hall	50	Chief Operating Officer
Mark A. Tipton	60	Chief Financial Officer
Paul Sanford	45	Chief Investment Officer
Terry Otton	66	Independent Manager
Cynthia Hostetler	58	Independent Manager
R. Michael Barth	71	Independent Manager

Gloria S. Nelund, Chairman, President and Chief Executive Officer

Gloria S. Nelund has served as our Chairman and Chief Executive Officer since our formation in April 2012 and became our President in December 2014. In addition, she has served as the Chairman and Chief Executive Officer of our Advisor since its formation in April 2012, Chief Compliance Officer of our Advisor from October 2013 to March 2019, the Chairman and Chief Executive Officer of our Sponsor since its formation in August 2008, and President of our Sponsor from December 2014 to October 2015.

From October 2006 until August 2008, Ms. Nelund served as the President and founder of Titus Development Group, LLC, a consulting firm focusing on strategy development, business planning and launch for start-up companies, as well as growth planning for small to mid-sized firms. Prior to founding Titus Development, LLC, Ms. Nelund spent her career as a high-level executive in the international Asset Management Industry. Most recently, Ms. Nelund served as Head of the U.S. Private Wealth Management Division at Deutsche Bank, the world’s fifth largest financial institution. In this capacity, Ms. Nelund held fiduciary responsibility for more than $50 billion in investment assets, including more than $20 billion in emerging markets and credit instruments. In addition to this role, Ms. Nelund served as the only female member of the Global Private Wealth Management Executive Committee. Ms. Nelund served as the Managing Director of Scudder Kemper Investments prior to its purchase by Deutsche Bank.

Prior to her tenure at Deutsche Bank, Ms. Nelund spent 16 years as an executive at Bank of America/Security Pacific Bank, most notably as President and CEO of BofA Capital Management, Inc., an investment management subsidiary managing $35 billion in assets for both retail and institutional investors. In addition to managing fixed income and equity mutual funds in both the U.S. and internationally, Ms. Nelund’s division was responsible for managing assets on behalf of public funds, common trust funds and corporate funds. Ms. Nelund also spent five years as Manager of Worldwide Sales and Marketing of BofA Global Asset Management and three years as CEO of InterCash Capital Advisors, Inc., a $15 billion investment management subsidiary of Security Pacific Bank.

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

Ms. Nelund brings to us more than 40 years of experience in executive management of financial institutions, as well as deep expertise in the creation, sales and distribution of financial products within the wealth management community.

In addition to her activities with TriLinc, Ms. Nelund is an Independent Trustee for the Victory Funds, a mutual fund complex with more than $43 billion in assets under management. She is also a life-long supporter of development-oriented philanthropic causes. While at Deutsche Bank, Ms. Nelund served on the Board of the Deutsche Bank Americas Community Development Group, with responsibility for providing loans, investments, and grants to targeted organizations throughout the U.S. and Latin America. She has also volunteered as a teacher of at-risk youth in the Los Angeles Unified School District and the YMCA of Los Angeles. Ms. Nelund currently sits on the board of IPA and is involved with not-for-profit organizations and actively supports entrepreneurship, research and education. She is an active speaker and guest lecturer on Impact Investing at conferences and several top business schools, including Wheaton, Kellogg, and the Massachusetts Institute of Technology. Ms. Nelund attended the University of Dayton in Dayton, Ohio  and she is a graduate of the University of Virginia Colgate Darden Graduate School’s Sales and Marketing Executives Program.

We believe that Ms. Nelund’s qualifications to serve as Chairman of our board of managers include her over 40 years of experience in the international asset management industry, including significant experience serving as CEO of multiple investment institutions. In addition, her experience as a pioneer in the development of social impact products for institutional and high net worth investors affords her a unique perspective on the evolving world of impact investing and these insights will be valuable to us.

Brent L. VanNorman, Esq., CPA, Chief Compliance Officer, Secretary and Manager

Brent L. VanNorman has served as our Chief Compliance Officer and Secretary since October 2013 and as a Manager since December 2014. Mr. VanNorman served as our Chief Financial Officer from August 2014 to February 2019, as our Chief Operating Officer from August 2014 to February 2019, and as Interim Chief Financial Officer from October 2013 until his appointment as Chief Financial Officer in August 2014. In addition, Mr. VanNorman has served as President of our Advisor since October 2013.  Mr. VanNorman also served as Chief Operating Officer of our Advisor from October 2013 to August 2018, and as Chief Financial Officer of our Advisor from October 2013 until January 2017. Mr. VanNorman has served as President of our Sponsor since November 2015 and continues as President in a part-time role as he transitions to retirement from our Sponsor.

In November 2013, Mr. VanNorman began serving in a part-time capacity as General Counsel for CCG Systems, Inc (“CCG”), a provider of fleet management software. In May 2018, he increased his role at CCG by becoming Executive Vice President & General Counsel and continued in that capacity when CCG sold the majority of its assets to TT Faster LLC. He currently serves TT Faster LLC in a part-time capacity as its General Counsel. Mr. VanNorman has also served on the Board of Directors of CCG since August of 2015. In addition, Mr. VanNorman served on the Board of Directors of IMPACT International, a not-for-profit organization from 2004 until 2015.

Prior to joining us, Mr. VanNorman served as a key member of the Intellectual Property and Litigation Team for the international law firm of Hunton & Williams LLP, beginning his practice there in August 2000, and terminating when he joined the Company. Prior to practicing law, Mr. VanNorman served as a Chief Information Officer for The Title Office, where he managed the accounting, data processing and marketing departments along with 15 of the company’s 42 offices.  Prior to his tenure at The Title Office, Mr. VanNorman was a Senior Manager with the international CPA firm of Crowe Horwath where he oversaw large consulting projects in the firm’s Systems Consulting Group. In addition to appearing in many federal courts throughout the country and at all levels in the Virginia state court system, Mr. VanNorman is a patent attorney. He is also a Certified Public Accountant, Certified Computer Programmer and is certified in Production and Inventory Management. Mr. VanNorman graduated magna cum laude from Anderson University in Anderson, Indiana, with majors in Accounting and Computer Science. He was recognized as the Outstanding Accounting graduate. Mr. VanNorman graduated summa cum laude, from Regent University School of Law and was recognized as the Outstanding Law School Graduate in addition to being Editor-in-Chief of the school’s law review. He has served as an adjunct law professor at his alma mater. Mr. VanNorman is Gloria S Nelund’s brother-in-law. Mr. VanNorman brings a breadth of experience in business, accounting, data processing, and the law to the Sponsor’s management team.

Scott T. Hall, Chief Operating Officer

Scott T. Hall has served as our Chief Operating Officer since February 2019, Chief Operating Officer of the Advisor since August 2018, Chief Compliance Officer of the Advisor since March 2019, and Chief Compliance Officer of the Sponsor since March 2019.

Prior to joining the Advisor, Mr. Hall was the Chief Operating Officer of RS Funds Distributor, LLC, a limited purpose broker/dealer that serves as the distributor for RS Investments, from September 2012 until December 2016. Mr. Hall was retired from December 2016 until August 2018. Prior to his role of Chief Operating Officer of RS Funds Distributor, Mr. Hall served as the Director of Client Operations for RS Investments, a $30 billion San Francisco-based asset manager, beginning his tenure at RS Investments in July 1999. While at RS Investments, Mr. Hall was responsible for the mutual fund operations team, negotiating third party service agreements, developing policies and procedures and was instrumental in launching the broker/dealer. Mr. Hall also served as a member of the Disclosure Controls and Compliance Systems Committees and chaired the Distribution Oversight Committee at RS Investments. Mr. Hall graduated from San Diego State University with a B.S. in Financial Services.

Mark A. Tipton, Chief Financial Officer

Mark A. Tipton has served as our Chief Financial Officer since February 2019, as Chief Financial Officer of the Advisor since January 2018, and as Chief Financial Officer of the Sponsor since October 2017.

Prior to joining the Advisor, Mr. Tipton worked as Vice President of Logistics at SYNNEX Corporation, building the Reverse Logistics division from a start-up to a multi-million-dollar business and establishing key vendor relationships with leading tech brands, from March 2008 until July 2015. Mr. Tipton worked with these brands to develop processes that prevented $200 million of used consumer electronic devices from filling waste disposal sites. Instead, they were tested and either fully recycled or prepared for global resale into primarily developing economies. Mr. Tipton was retired from July 2015 until October 2017.

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

Mr. Sanford has over eighteen years of experience developing, managing and executing global macro investment strategies at both large global banks and boutique investment firms. Throughout his career, Mr. Sanford has followed and invested in emerging markets as part of his various investment mandates, including conducting extensive research on developing economies and reviewing and selecting leading managers of emerging market debt and equities. Mr. Sanford has a deep understanding of macroeconomics and geopolitics, and an in-depth knowledge of traditional and alternative asset classes in both public and private capital markets. For over two decades, Mr. Sanford has been a global macro investor with a focus on Central Bank policy, GDP growth trends, global interest rates, global currencies and foreign government policies.

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

Ms. Hostetler was selected to serve on the Company’s board of managers because of her direct experiences in investing and development in the geographic regions in which the Company operates, as well as her extensive experience in the banking and investment industries. As the Company seeks to establish and leverage relationships with DFIs, Ms. Hostetler’s seven years of experience as Vice President of Investment Funds at OPIC should position her as an excellent source of insight and guidance in working with these institutions. Her diverse public company and mutual fund board positions make her a valuable resource in the areas of risk management, governance, valuation and with regard to certain sectors in which we anticipate making investments.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s managers and to officers or employees of the Company, whether acting directly as an officer or employee of the Company or indirectly as an officer of our Sponsor or employee of our Advisor, which conducts the day-to-day operations of the Company. There is no policy against hedging or pledging the company’s securities.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2020, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Ms. Cynthia Hostetler and Messrs. Terry Otton and R. Michael Barth. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had four meetings in 2020. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.” Our Corporate Governance and Conflicts Committee also has the responsibility for managing cybersecurity and data privacy risks.

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

During 2020, we compensated each of our independent managers with an annual retainer of $70,000. In addition, we paid our independent managers fees for participating on committees of the board as follows:

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$100,000	—	$100,000
Cynthia Hostetler	$77,500	—	$77,500
R. Michael Barth	$80,000		$80,000

The Company did not have any outstanding equity awards as of December 31, 2020.

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

Terry Otton

Cynthia Hostetler

R. Michael Barth

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2020 and 2019, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2020 and 2019, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of managers) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this filing for each person or group that holds more than 5% of any class of our voting securities, for each manager and executive officer and for our managers and executive officers as a group. As of the date of this filing, we had 46,807,115 units issued and outstanding. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 605, Manhattan Beach, California 90266.

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.68%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Mark Tipton	—		—
Scott Hall	—		—
Brent VanNorman	1,875	(3)	*
Terry Otton	—		—

Cynthia Hostetler	—	—
R. Michael Barth	—	—
All manager and officers as a group (nine persons)	340,934	0.73%

*	Amount represents less than 0.1%
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

We did not have any outstanding equity awards as of December 31, 2020.

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

Related Party Transactions

For the years ended December 31, 2020 and 2019, the Advisor earned $7,334,178, and $7,702,572, respectively, in asset management fees and $5,320,776 and $5,730,748, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,057,734 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of $16,478,300 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the year ended December 31, 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the year ended December 31, 2020.

As of December 31, 2020 and December 31, 2019, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,057,734 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the years ended December 31, 2020 and 2019, we paid SC Distributors, the dealer manager for certain of our offerings, $468,000 and $577,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

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

Independent Registered Public Accounting Firm

On March 29, 2019, our audit committee approved the engagement of BDO USA, LLP (“BDO”) as our independent registered public accounting firm for our fiscal year ended December 31, 2020 and 2019.

Audit Fees

The aggregate amount of fees billed by BDO for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal years 2020 and 2019 was approximately $492,000 and $369,000, respectively.

Audit Related Fees
The aggregate amount of fees billed by BDO for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal years 2020 and 2019 was approximately $11,000 and $11,000, respectively.

Tax Fees

There were no tax fees billed by our principal accountants for fiscal years 2020 and 2019.

All Other Fees

There were no other fees billed by BDO to the Company for fiscal years 2020 or 2019.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(1)	The following consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm (BDO) as of and for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019
•	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
•	Consolidated Schedules of Investments as of December 31, 2020 and 2019
•	Notes to the Consolidated Financial Statements
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

4.1

Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 14, 2020.

4.2	Fourth Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 13, 2019.

4.3

Description of Securities Registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

Number	Description

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

101*

The following materials from TriLinc Global Impact Fund LLC’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Company has determined not to include a summary.

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit-holders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC (the “Company”) as of December 31, 2020 and 2019, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments

Investments are carried at fair value, which is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As described in Notes 3 and 4 to the consolidated financial statements, the Company held $287.6 million of investments at December 31, 2020, where significant inputs and assumptions used to develop the fair value measurement were not observable (i.e., classified as level 3 in the fair value hierarchy). The Company’s investment portfolio is comprised of senior secured term loans, senior secured term loan participations, senior secured trade finance participations and equity warrants, where the borrowers are small and medium enterprises primarily in developing economies. A substantial portion of total investments consists of collateralized private debt instruments some of which are on the Watch List as disclosed in Note 3 to the consolidated financial statements. Watch List Investments are investments where management has determined there have been significant changes in the credit and collection risk of the investments. As described in Notes 2, 3 and 4 to the consolidated financial statements, management determines the fair value of the Company's investments by using valuation methodologies such as market approach and income approach that use significant unobservable inputs and assumptions, including market yield, estimation of future cash flows and collateral value. The fair value of investments is determined on a quarterly basis by the Company’s board of managers based on input of the Advisor, a third-party valuation firm and the audit committee.

We identified the valuation of the Company’s investments as a critical audit matter. The principal consideration for our determination is the use of significant unobservable inputs and assumptions by the Company in its valuation models such as: (i) discount rate, estimated future cash flows and other information (i.e., financial performance metrics, market, sector and macro events and impact of the global pandemic) impacting the borrower’s financial performance relevant to performing debt investments and; (ii) discount rate, estimated future cash flows, liquidation value of the collateral, expected proceeds from credit insurance and/or guarantees, expected proceeds from ongoing bankruptcy and liquidation proceedings and potential or ongoing litigation matters relevant to the Watch List Investments. Auditing these significant inputs and assumptions involved a high degree of auditor judgment and specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included the following:

•

Evaluating the reasonableness of management’s fair value measurements of its investments by assessing management’s inputs and assumptions and testing the accuracy of significant underlying data used for each investment type as follows:

o

Performing Debt Investments – (i) evaluating management’s cash flow projections based on the expected timing of payments from the borrower; (ii) recomputing the financial performance metrics used in the market approach valuation method, as applicable (i.e., revenue or earnings before interest, taxes, depreciation, and amortization) based on interim and forecasted financial statements from the borrower.

o

Watch List Investments – (i) assessing the reasonableness and accuracy of loans that may be restructured by obtaining the loan restructuring plan with the borrower; (ii) obtaining available documentation for the existence and valuation of collateral amounts used in developing the liquidation value as applicable; (iii) assessing reasonableness of source information used by management as the basis of expected proceeds from credit insurance claims; and (iv) assessing the reasonableness of management’s estimates of future cash flow from bankruptcy or liquidation proceedings and any potential or ongoing litigation, by evaluating information from management and its legal counsel.

•

Evaluating whether changes to the borrowers’ business or industry, including economic volatility resulting from the current global pandemic, necessitate the consideration of other factors in the valuation of the Company’s investment in the portfolio companies.

•

Utilizing personnel with specialized skill and knowledge in valuation to assist in performing the following procedures for performing debt investments and Watch List Investments: (i) assessing the appropriateness of valuation approaches and models (i.e., market approach or income approach using discounted cash flow model), and (ii) developing an independent range of fair value estimates, utilizing available market information from third-party sources to develop assumptions (including discount rate adjusted for the impact of market, sector and macro events) and comparing such fair value estimates to management’s estimates.

•	Evaluating material subsequent events and other available information for corroborating or contradictory evidence.

/s/BDO USA LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 31, 2021

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2020	2019
ASSETS
Investments owned, at fair value (amortized cost of $315,576,654 and $352,351,819, respectively)	$287,574,298	$340,298,376
Cash	55,002,776	22,333,304
Interest receivable	21,076,328	16,501,872
Due from affiliates (see Note 5)	4,057,734	4,240,231
Other assets	990,387	317,000
Total assets	368,701,523	383,690,783

LIABILITIES
Due to unitholders	1,640,061	1,572,295
Management fee payable	1,816,626	1,889,835
Incentive fee payable	1,215,456	1,481,726
Notes payable	5,000,000	5,000,000
Unit repurchases payable	2,282,554	2,312,031
Accrued distribution and other fees	480,000	647,000
Accrued expenses	993,196	1,192,336
Total liabilities	13,427,893	14,095,223
Commitments and Contingencies (see Note 5)
NET ASSETS	$355,273,630	$369,595,560

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$144,861,885	$151,476,548
Net capital paid in on Class C units	63,700,945	67,804,541
Net capital paid in on Class I units	84,131,597	88,748,417
Net capital paid in on Class W units	196,655	206,243
Net capital paid in on Class Y units	15,595,564	11,007,080
Net capital paid in on Class Z units	64,024,791	67,590,538
Offering costs	(17,237,807)	(17,237,807)
Net assets (equivalent to $7.600 and $8.024, respectively per unit based on total units outstanding of 46,807,115 and 46,143,564, respectively)	$355,273,630	$369,595,560
Net assets, Class A (units outstanding of 17,996,350 and 17,861,312, respectively)	$136,779,779	$143,313,977
Net assets, Class C (units outstanding of 7,970,536 and 8,067,787, respectively)	60,121,402	64,117,584
Net assets, Class I (units outstanding of 10,454,368 and 10,468,162, respectively)	79,436,572	83,964,495
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	185,627	195,021
Net assets, Class Y (units outstanding of 1,937,455 and 1,297,897, respectively)	14,725,459	10,413,945
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	64,024,791	67,590,538
NET ASSETS	$355,273,630	$369,595,560

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2020	2019
INVESTMENT INCOME
Interest income	$42,240,413	$43,428,233
Interest from cash	96,445	96,897
Total investment income	42,336,858	43,525,130
EXPENSES
Asset management fees	7,334,178	7,702,572
Incentive fees	5,320,776	5,730,748
Professional fees	3,842,481	3,609,067
General and administrative expenses	1,414,586	1,509,686
Interest expense	254,682	1,660,095
Board of managers fees	257,500	257,500
Total expenses	18,424,203	20,469,668
NET INVESTMENT INCOME	23,912,655	23,055,462
Net change in unrealized depreciation on investments	(15,037,022)	(4,809,906)
Foreign exchange gain (loss)	17,207	(1,715)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,892,840	$18,243,841

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.51	$0.52
EARNINGS PER UNIT - BASIC AND DILUTED	$0.19	$0.41
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	46,529,861	44,707,581

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	For the Years Ended
	December 31,	December 31,
	2020	2019
INCREASE FROM OPERATIONS
Net investment income	$23,912,655	$23,055,462
Foreign exchange gain (loss)	17,207	(1,715)
Net change in unrealized depreciation on investments	(15,037,022)	(4,809,906)
Net increase from operations	8,892,840	18,243,841
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(11,075,735)	(11,036,331)
Distributions to Class C unitholders	(4,874,871)	(4,906,206)
Distributions to Class I unitholders	(6,494,983)	(6,496,499)
Distributions to Class W unitholders	(13,739)	(14,038)
Distributions to Class Y unitholders	(1,014,936)	(747,194)
Distributions to Class Z unitholders	(5,200,469)	(4,219,915)
Net decrease from distributions	(28,674,733)	(27,420,183)
INCREASE (DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units	4,342,129	4,440,574
Issuance of Class C units	2,142,831	2,333,446
Issuance of Class I units	2,785,140	2,727,517
Issuance of Class W units	—	—
Issuance of Class Y units	5,275,977	1,084,000
Issuance of Class Z units	—	20,000,000
Repurchase of units	(9,253,114)	(12,440,304)
Distribution and other fees	167,000	583,000
Offering costs	—	(26,690)
Net increase from capital transactions	5,459,963	18,701,543
NET (DECREASE) INCREASE IN NET ASSETS	(14,321,930)	9,525,201
Net assets at beginning of period	369,595,560	360,070,359
Net assets at end of period	$355,273,630	$369,595,560

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,892,840	$18,243,841
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(25,495,664)	(37,793,756)
Maturity of investments	82,513,130	77,051,815
Payment-in-kind interest	(19,042,591)	(10,380,892)
Net change in unrealized depreciation on investments	15,037,022	4,809,906
Foreign exchange (gain) loss	(17,207)	1,715
Accretion of discounts on investments	(287,817)	(1,007,706)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(4,557,249)	1,048,452
Increase in other assets	(490,890)	(184,959)
Increase in due to unitholders	67,766	140,660
Decrease in management and incentive fees payable	(339,479)	(395,653)
(Decrease) increase in other payables	(199,141)	289,171
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,080,720	51,822,594
Cash flows from financing activities
Net proceeds from issuance of units	5,271,838	21,077,891
Distributions paid to unitholders	(19,400,494)	(17,912,536)
Payments of offering costs	—	(26,690)
Repurchase of units	(9,282,592)	(12,854,584)
Repayments of notes payable	—	(27,875,000)
NET CASH USED IN FINANCING ACTIVITIES	(23,411,248)	(37,590,919)
TOTAL INCREASE IN CASH	32,669,472	14,231,675
Cash at beginning of period	22,333,304	8,101,629
Cash at end of period	$55,002,776	$22,333,304
Supplemental information
Cash paid for interest during the period	$275,653	$1,943,615
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$9,274,238	$9,507,647
Change in accrual of distribution and other fees	$(167,000)	$(583,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of December 31, 2020

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,367,936	0.7%
Chile	Itelecom Holding Chile SPA (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,434,285	1,434,285	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	1,816,934	N/A	1,816,934	1,816,934	0.5%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	13,503,499	N/A	13,503,499	13,503,499	3.8%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	5,000,000	N/A	5,000,000	5,000,000	1.4%
Hong Kong	Other Investments (23), (26)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/31/2020	17,166,559	N/A	17,166,559	17,166,559	4.8%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	3.00% Cash/3.00% PIK	0.0%	8/18/2025	18,146,500	N/A	18,146,500	16,483,354	4.6%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	12/31/2022	15,858,045	N/A	15,858,045	15,858,045	4.5%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	28,531,105	N/A	28,531,105	28,531,105	8.0%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	11.00%	0.0%	12/31/2024	4,737,437	N/A	4,737,437	4,737,437	1.3%
Total Senior Secured Term Loans									109,045,660	106,899,154	30.0%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	11.47%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/23/2023	18,362,141	27%	18,502,811	18,502,811	5.2%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/6.00% PIK	0.0%	12/7/2023	5,999,538	42%	5,946,066	5,946,066	1.7%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	13,478,292	88%	13,478,292	11,337,937	3.2%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender	11.90%	0.0%	9/1/2025	1,245,664	7%	1,245,664	1,245,664	0.4%
Croatia	Other Investments (8), (20), (26)	Department Stores	Mall Operator	8.50% Cash/4.50% PIK	0.0%	1/23/2021	9,360,235	5%	9,360,235	9,360,235	2.6%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	13,685,366	76%	13,685,366	13,685,366	3.9%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	10.06%	3.0%	3/28/2023	1,417,700	16%	1,161,200	1,161,200	0.3%
Kenya	Other Investments	Freight Transportation Arrangement	Freight and Cargo Transporter	7.77% Cash/4.00% PIK	0.0%	3/31/2023	14,034,913	42%	14,034,913	14,034,913	4.0%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	17,529,688	100%	17,508,259	15,242,460	4.3%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	8/20/2021	8,275,000	44%	8,893,693	8,893,693	2.5%
Nigeria	Helios Maritime I (15), (17)	Water Transportation	Marine Logistics Provider	10.65%	0.8%	9/16/2020	15,600,710	100%	15,600,710	12,986,279	3.7%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,830,509	27%	1,821,078	1,821,078	0.5%
Uganda	Other Investments	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	8,709,445	100%	8,755,878	8,755,878	2.5%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	10.38%	0.0%	8/27/2023	2,203,673	25%	2,203,673	2,203,673	0.6%
Total Senior Secured Term Loan Participations									136,937,838	129,917,253	36.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,679,636	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,719,383	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.8%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9%, 5.5%	0.0%	8/31/2019	13,532,693	72%	13,532,695	13,128,867	3.7%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,375,794	0.4%
Ecuador	Other Investments (25), (17)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,500,000	26%	9,500,000	3,366,356	0.9%
Mauritius	Other Investments (26)	Groceries and Related Products	Vanilla Exporter	10.65%	0.0%	10/20/2020	434,619	2%	434,619	434,619	0.1%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,861	0.2%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Trader III	8.50%	0.0%	11/30/2020	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Trader II	8.50%	0.0%	11/30/2020	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									63,593,156	45,800,210	12.8%
Other Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,199,618	0.3%

Total Investments									$315,576,654	$287,574,298

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Monthly interest only payment. Principal due at maturity.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest to be paid at maturity.
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

[21]	Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of EBITDA after a minimum threshold has been achieved by the borrower.
22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
23	Interest paid quarterly. Principal to be repaid in two equal quarterly installments starting in September 2020.
24	Interest paid quarterly. Principal to be repaid in quarterly installments starting in September 2020.
25	IIG was the sub-advisor for this investment. See Note 3 for additional information about IIG.
26	The Company extended the maturity dates of these investments. These extensions were finalized during the first quarter of 2021.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2019

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,577,164	0.7%
Chile	Other Investments (5)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,161	N/A	1,383,269	1,383,269	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	3,603,592	N/A	3,603,592	3,603,592	1.0%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	10,000,000	N/A	10,000,000	10,000,000	2.7%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/28/2020	15,891,820	N/A	15,891,820	15,891,820	4.3%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	3/31/2021	15,000,000	N/A	15,000,000	15,000,000	4.1%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	24,685,841	N/A	24,685,841	24,685,841	6.7%
New Zealand	Other Investments (10)	Logging	Sustainable Timber Exporter	11.50%	0.0%	2/11/2021	5,612,436	N/A	5,612,436	5,612,436	1.5%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	10.00%	0.0%	8/15/2021	4,599,086	N/A	4,599,086	4,599,086	1.2%
Total Senior Secured Term Loans									83,627,340	83,353,208	22.6%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments (7)	Short-Term Business Credit	SME Financier	11.67%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (7), (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/24/2022	17,644,892	75%	17,644,892	17,740,330	4.8%
Brazil	Other Investments (6), (21)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/4.00% PIK	0.0%	12/7/2023	5,741,741	42%	5,669,936	5,695,069	1.5%
Cabo Verde	Other Investments (6)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	12,846,584	88%	12,846,584	12,846,584	3.5%
Colombia	Azteca Comunicaciones Colombia S.A.S. (11), (21)	Telephone Communications	Fiber Optics Network Provider	8.95% Cash/4.00% PIK	0.0%	10/15/2023	19,807,750	76%	19,659,665	19,875,473	5.4%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	7.00% Cash/6.00% PIK	0.0%	1/23/2021	8,519,535	5%	8,519,535	8,638,109	2.3%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	8/10/2021	15,500,000	76%	15,500,000	15,500,000	4.2%
Ghana	Other Investments (13)	Electric Services	Power Producer	12.46%	0.0%	11/12/2022	15,000,000	49%	15,000,000	15,000,000	4.1%
Jersey	Africell Holding Limited (28)	Telephone Communications	Mobile Network Operator	12.35%	3.0%	3/28/2023	17,290,000	16%	16,919,500	16,919,500	4.6%
Kenya	Other Investments (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	9.88% Cash/4.00% PIK	0.0%	3/31/2023	13,505,035	42%	13,505,035	13,505,035	3.7%
Namibia	Other Investments (14)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	16,834,571	100%	16,781,000	16,781,000	4.5%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	15.00%	0.0%	8/20/2021	8,275,000	44%	8,275,000	8,731,936	2.4%
Nigeria	Other Investments (15)	Water Transportation	Marine Logistics Provider	12.94%	0.8%	9/16/2020	12,762,670	100%	12,748,503	12,748,503	3.4%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	2,059,785	27%	2,034,188	2,034,188	0.6%
Uganda	Other Investments (7)	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	6,850,000	100%	6,850,000	6,850,000	1.9%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	12.23%	0.0%	8/27/2023	2,894,698	25%	2,894,698	2,894,698	0.8%
Total Senior Secured Term Loan Participations									179,588,536	180,500,425	49.0%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,839,958	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17), (18)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,719,383	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,240,961	1.7%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	0.9%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	16.42%	0.0%	8/31/2019	10,413,683	72%	10,413,683	9,687,887	2.6%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,269,586	0.3%
Ecuador	Other Investments (7), (25)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Other Investments (9)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	11.50%	0.0%	5/4/2020	16,456,270	N/A	16,456,270	16,456,270	4.5%
Hong Kong	Conplex International Ltd. (17)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	3/31/2020	9,500,000	26%	9,500,000	8,840,048	2.4%
Mauritius	Other Investments (9)	Groceries and Related Products	Vanilla Exporter	12.20%	0.0%	5/8/2020	468,756	2%	468,756	468,756	0.1%
Morocco	Mac Z Group SARL (17), (18)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	7,349,626	73%	7,349,626	7,530,616	2.0%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader III	9.00%	0.0%	4/30/2020	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (27)	Farm Products	Cocoa Trader II	9.00%	0.0%	4/30/2020	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	10.00%	0.0%	5/22/2015	785,806	19%	785,806	690,616	0.2%
South Africa	Other Investments (9),	Communications Equipment	Electronics Assembler	12.00%	0.0%	2/14/2020	100,000	1%	100,000	100,000	0.0%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	803,254	60%	803,254	803,254	0.2%
Total Senior Secured Trade Finance Participations									83,135,943	71,606,458	19.3%
Other Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,080,222	0.3%

Total Investments									$352,351,819	$340,298,376

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

December 31, 2020

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, which the Company defines as those businesses having less than 500 employees, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. To a lesser extent, the Company may also make impact investments in companies that may not meet our technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. In addition, the Company may also make investments in developed economies, including the United States. The Company generally expects that such investments will have similar investment characteristics as SMEs as defined by the Company. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered with the Securities and Exchange Commission (“SEC”).

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to December 31, 2020, the Company raised an additional $93,684,000 pursuant to a private placement and $37,571,000 pursuant to the DRP for total gross proceeds of $493,031,000 as of December 31, 2020.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies.  The Subsidiaries own all of the Company’s investments. As of December 31, 2020, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – Asia IV, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
•	TriLinc Global Impact Fund – Europe, Ltd.
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through December 31, 2020, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

COVID-19

There is an ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, the extent of the impact of COVID-19 on the Company borrowers’ business, financial condition and results of operations may result in their inability to make required payments in the near term which could impact the fair value of the Company’s investments. Although multiple vaccines have been approved for use in certain countries, there is uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be relaxed. Although the Coronavirus has created material uncertainty and economic disruption, due to the rapidly evolving nature of the situation, we cannot predict the ultimate impact it will have on us. The Company is managing the situation through active engagement with its borrowers and is analyzing the potential effects COVID-19 may have on the portfolio or any potential capital deployments. Additionally, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting and encouraging employees to work remotely, temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion.

As of the date of this report, COVID-19 has had a significant impact with respect to current and future payment performance with respect to 23.0% of the Company’s investments (based on the fair value of the investments as of December 31, 2020).

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied to-date.  As indicated under "-Watch List Investments" below, the borrowers with respect to three of the six investments added to the Watch List for the year ended December 31, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. In the case of one investment, where efforts to reach an appropriate risk-adjusted restructuring have been unsuccessful, the Company sub-advisor issued a notice of default and acceleration notice, including the initiation of legal proceedings to recover amounts due. Due to the disruptions associated with COVID-19, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic is expected to be prolonged and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was a significant contributor to the $0.424 decline in the Company's NAV per unit as of December 31, 2020, as compared to the Company's NAV per unit as of December 31, 2019.

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

Cash

Cash consists of demand deposits at a financial institution located in the U.S. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company considers the credit risk of this financial institution to be remote and has not experienced and does not expect to experience any losses in any such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are performing loans, with no macroeconomic indicator or other event observed that would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment, most of these investments generally do not deviate materially from the amortized cost. If, pursuant to the Company's quarterly review, the Company determines that one or more material valuation adjustments are appropriate, then the Company adjusts the fair value. Historically, in most cases these adjustments that have resulted in a fair value that is materially different from amortized cost have resulted in the Company's determination to place the investment on the Watch List.

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2020 and 2019, the Company earned and capitalized PIK interest of $19,042,591 and $10,380,892, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At December 31, 2020, the estimated unpaid distribution fees for Class C units amounted to $458,000, the unpaid dealer manager fees for Class I units amounted to $21,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of December 31, 2020, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2016.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2020, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of December 31, 2020, under GAAP, the Company has recorded a liability in the amount of $480,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of December 31, 2020, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $7.600, which is different than the net asset value per unit of $7.584 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of $0.424 per unit from the net asset value per unit of $8.024 as of December 31, 2019. The decrease in net asset value per unit was primarily due to the Company having recorded $15,037,022 in unrealized depreciation on its investments during the year ended December 31, 2020.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2020 and 2019.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering are reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of the gross offering proceeds (the “O&O Reimbursement Limit”) raised from the Offering and will be accrued and payable by the Company only to the extent that such costs do not exceed the O&O Reimbursement Limit. These expense reimbursements are subject to regulatory caps and approval by the Company’s board of managers. Reimbursements to the Sponsor are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the primary offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the primary offering, effective March 31, 2017, the Company no longer pays the dealer manager selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company will continue to incur certain organization and offering costs associated with the DRP and ongoing distribution fees on Class C units. In addition, the Sponsor has and may continue to incur organization and offering costs on behalf of the Company in connection with private placements of the Company’s units and the Company will pay selling commissions, dealer manager fees and ongoing distribution, dealer manager, and service fees to the dealer manager for certain sales pursuant to private placements.  As of December 31, 2020, the Sponsor has incurred approximately $596,000 in organization and offering costs on behalf of the Company related to private placements of the Company’s units.  Through December 31, 2020, the Company has reimbursed an aggregate amount of approximately $87,000 of the organization and offering costs incurred relating to such private placements and is under no obligation to reimburse the Sponsor for the remainder.

Operating Expense Responsibility Agreement

On March 26, 2018, the Company, Advisor and the Sponsor entered into an Amended and Restated Operating Expense Responsibility Agreement (“Responsibility Agreement”) originally effective as of June 11, 2013 and covering expenses through December 31, 2017. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,057,734 of expenses, which had been paid by the Company as of December 31, 2017.

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

The Company did not meet the Reimbursement Hurdle for the years ended December 31, 2020 and 2019. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the years ended December 31, 2020 and 2019. As of December 31, 2020, there is a remaining aggregate balance of approximately $16,091,300 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to eight of the 19 investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist.  In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of December 31, 2020 and December 31, 2019, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At December 31, 2020, the Company’s largest loan by value was $28,531,105, or 9.9% of total investments, and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 33.1% of the Company’s portfolio at December 31, 2020. Participations in loans amounted to 61.1% of the Company’s total portfolio at December 31, 2020.

Note 3. Investments

As of December 31, 2020, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$109,045,660	$106,899,154	37.2%
Senior secured term loan participations	136,937,838	129,917,253	45.2%
Senior secured trade finance participations	63,593,156	45,800,210	15.9%
Other investments	6,000,000	3,758,063	1.3%
Equity warrants	-	1,199,618	0.4%
Total investments	$315,576,654	$287,574,298	100.0%

As of December 31, 2019, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$83,627,340	$83,353,208	24.5%
Senior secured term loan participations	179,588,536	180,500,425	53.1%
Senior secured trade finance participations	83,135,943	71,606,458	21.0%
Short term investments	6,000,000	3,758,063	1.1%
Equity warrants	-	1,080,222	0.3%
Total investments	$352,351,819	$340,298,376	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of December 31, 2020.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2020 and December 31, 2019 amounted to $3,418,264 and $2,796,466, respectively. The Company’s interest receivable balances at December 31, 2020 and December 31, 2019 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At December 31, 2020, ten portfolio companies were on non-accrual status with an aggregate fair value of $31,464,418 or 10.9% of the fair value of the Company’s total investments. At December 31, 2019, ten portfolio companies were on non-accrual status with an aggregate fair value of $38,261,499 or 11.2% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $1,683,000 and $4,791,000, respectively for the years ended December 31, 2020 and 2019. As of December 31, 2020 and December 31, 2019, respectively, the Company had 19 and 13 Watch List investments.

As of December 31, 2020, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Year-Ended
						December 31,	December 31,	December 31,	December 31,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2020	2019	2020	2019
Trustco Group Holdings Ltd.	$17,529,688	$15,242,460	$2,125,182	Helios	Income approach	$-	$-	$-	$-
TRG Cape Verde Holdings Ltd.	13,478,292	11,337,937	1,913,827	Helios	Income approach	—	—	—	—
Helios Maritime	15,600,710	12,986,279	2,760,320	Helios	Income approach	—	—	—	—
Compania Argentina de Granos S.A.	12,500,000	9,679,636	664,010	IIG	Income approach	333,819	333,819	664,010	1,324,392
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay	9,000,000	6,361,679	264,500	IIG	Income approach	—	264,500	—	1,049,375
Sancor Cooperativas Unidas Ltda	6,000,000	4,719,383	931,847	IIG	Hybrid income/collateral based approach	—	163,607	161,829	163,607
IIG TOF B.V.	6,000,000	3,758,063	572,000	IIG	Income approach	—	134,167	93,000	532,292
Algodonera Avellaneda S.A.	6,000,000	3,398,558	778,500	IIG	Income approach	—	138,000	—	547,500
Functional Products Trading S.A. (1)	1,326,687	1,375,794	220,881	IIG	Income approach	36,956	36,955	147,020	73,911
Representaciones Saldana S.A. (1)	35,838	35,838	6,550	IIG	Income approach	—	—	—	—
Procesos Fabriles S.A. (1)	881,800	10,504	—	IIG	Collateral based approach	—	27,832	36,168	110,420
Triton Metallics Pte Ltd.	18,146,500	16,483,354	537,538	TransAsia	Income approach	—	—	—	—
Conplex International Ltd.	9,500,000	3,366,356	1,312,945	TransAsia	Collateral based approach	44,333	—	44,333	—
Producam S.A.	13,532,693	13,128,867	—	AMC	Income approach	—	—	—	—
Global Pharma Intelligence Sarl (1)	648,430	648,430	134,215	Scipion	Income approach	24,194	29,970	102,025	29,970
Mac Z Group SARL	1,433,058	628,861	210,568	Scipion	Income approach	—	206,606	204,361	819,687
Applewood Trading 199 Pty, Ltd. (1)	785,806	497,462	—	Barak	Income approach	35,142	35,143	139,807	139,426
Usivale Industria E Commercio Ltda (1)	2,851,296	2,367,936	645,932	N/A	Income approach	90,573	—	90,573	—
Itelecom Holding Chile SPA (1)	1,456,162	1,434,285	119,585	Alsis	Income approach	—	—	—	—
Total Watchlist	$136,706,960	$107,461,682	$13,198,400			$565,017	$1,370,599	$1,683,126	$4,790,580

[1]

Investments with a fair value below 1.0% of the Company's net assets as of December 31, 2020. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the Company's net assets as of December 31, 2020 is presented below.

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

[1]

Investments with a fair value below 1.0% of the Company's net assets as of December 31, 2020. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the Company's net assets as of December 31, 2020 is presented below.

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

TRG Cape Verde Holdings Ltd

In May 2016, the Company purchased a $17,000,000 Participation in a term loan facility with TRG Cape Verde Holdings Ltd (“TRG Cape Verde”), an owner and developer of resorts based in Cabo Verde. Repayment on this position has been slower than originally anticipated due to regulatory changes in TRG Cape Verde’s fundraising model, along with further challenges associated with little to no occupancy at its resort properties due to the ongoing COVID-19 pandemic. Helios is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters. In addition to the restructuring being conducted, the borrower has pledged certain of its real properties as collateral in support of its repayment obligations under this facility.

Helios Maritime I

Between July 2015 and December 2017, the Company purchased six Participations totaling $15,300,000 in a term loan facility with Helios Maritime I (“Helios Maritime”), a company setup for the purposes of on-lending to Starz Investment Company, Ltd., a Nigerian shipping and logistics company for the purpose of acquiring a handling tug vessel. Repayment on this position has been slower than originally anticipated due to delays in acquiring a long-term contract, which has been further prolonged based on challenges presented by the COVID-19 pandemic and the recent decline in oil prices. Helios is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters. The borrower has pledged a marine vessel as collateral in support of its repayment obligations under this facility.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

The International Investment Group L.L.C. (“IIG”) was the sub-advisor with respect to certain investments that the Company made in South America, including eight of the 19 Watch List investments as of December 31, 2020.  Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist.  The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.

The SEC previously charged IIG with fraud on November 21, 2019 and revoked IIG's registration as an investment adviser on November 26, 2019. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. On July 17, 2020, the SEC filed fraud charges against David Hu, one of IIG's co-founders, who was also charged by the U.S. Attorney's Office for the Southern District of New York in a parallel criminal action. On January 28, 2021, David Hu pled guilty to one count of securities fraud, one count of wire fraud, and one count of conspiracy to commit securities fraud and wire fraud. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. The Company is taking necessary steps, including legal action in some cases, in order to ascertain as much information as possible regarding these investments.

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG.  On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of December 31, 2020 is presented below.

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

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. It is the Company’s understanding that Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. The Company is monitoring the proceedings and expects to take steps, which may include legal action, to obtain control over any funds in such account to which the Company is entitled. There can be no assurances as to the amount of funds the Company may be able to obtain, or that it will be able to obtain any amounts from the account.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company has evidence that the settlement proceeds have been placed in an escrow account with a New York law firm. The Company is awaiting a final decision by the relevant bankruptcy courts in order to reach a final settlement agreement amongst all the creditors and determine the Company’s allocated portion of the proceeds held in escrow.

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

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility.  While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020.  TransAsia immediately notified the Company while a court appointed provisional liquidator took control of Conplex.  On October 14, 2020, TransAsia appointed a receiver to enforce on the secured facility. The receiver continues to work with the court appointed provisional liquidator in order to take control of the security. This facility is secured by a lien on mortgaged properties, accounts receivable and personal guarantees, which have been valued using the collateral based approach in the above table to arrive at the estimated fair value.

Investments through Africa Merchant Capital Group (“AMC”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. During the first quarter of 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is expected to be finalized.

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

A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. During the fourth quarter of 2020, $9,377,199 from a settlement under this insurance policy was received by the Company.

The industry composition of the Company’s portfolio, at fair value as of December 31, 2020 and December 31, 2019, was as follows:

	As of December 31, 2020		As of December 31, 2019
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$12,047,572	4.2%	$12,417,122	3.6%
Boatbuilding and Repairing	5,946,066	2.1%	5,695,069	1.7%
Chemicals and Allied Products	15,858,045	5.5%	15,000,000	4.4%
Chocolate and Cocoa Products	13,128,867	4.6%	9,687,887	2.8%
Coal and Other Minerals and Ores	33,649,913	11.7%	32,348,090	9.5%
Commercial Fishing	35,838	0.0%	35,838	0.0%
Communications Equipment	—	0.0%	100,000	0.0%
Consumer Products	9,456,820	3.3%	9,318,469	2.7%
Corrugated and solid fiber boxes	13,503,499	4.7%	—	—
Department Stores	9,360,235	3.3%	8,638,109	2.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	803,254	0.2%
Electric Services	1,434,285	0.5%	16,383,269	4.8%
Farm Products	11,656,399	4.1%	9,644,313	2.8%
Fats and Oils	3,398,558	1.2%	3,398,558	1.0%
Financial services	3,758,063	1.3%	3,758,063	1.1%
Food Products	2,318,540	0.8%	2,724,804	0.8%
Freight Transportation Arrangement	14,034,913	4.9%	13,505,035	4.0%
Groceries and Related Products	434,619	0.2%	468,756	0.1%
Hotels and Motels	11,337,937	3.9%	12,846,584	3.8%
Land Subdividers and Developers	15,242,460	5.3%	16,781,000	4.9%
Logging	—	0.0%	5,612,436	1.6%
Meat, Poultry & Fish	6,361,679	2.2%	6,240,961	1.8%
Motor Vehicle Parts and Accessories	8,893,693	3.1%	8,731,936	2.6%
Personal Credit Institutions	3,062,598	1.1%	3,603,592	1.1%
Petroleum and Petroleum Products	13,685,366	4.8%	15,500,000	4.6%
Programming and Data Processing	18,502,811	6.4%	17,740,330	5.2%
Refuse Systems	29,730,723	10.3%	25,766,063	7.6%
Secondary Nonferrous Metals	5,628,861	2.0%	17,530,616	5.2%
Short-Term Business Credit	4,740,000	1.6%	4,740,000	1.4%
Soap, Detergents, and Cleaning	2,203,673	0.8%	2,894,698	0.9%
Telephone and Telegraph Apparatus	3,366,356	1.2%	8,840,048	2.6%
Telephone Communications	1,161,200	0.4%	36,794,973	11.0%
Water Transportation	12,986,279	4.3%	12,748,503	3.7%
Total	$287,574,298	100.0%	$340,298,376	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020		As of December 31, 2019
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$24,159,256	8.4%	$24,198,860	7.1%
Botswana	4,740,000	1.6%	4,740,000	1.4%
Brazil	26,816,813	9.3%	26,012,563	7.6%
Cabo Verde	11,337,937	3.9%	12,846,584	3.8%
Cameroon	13,128,867	4.6%	9,687,887	2.9%
Chile	2,810,079	1.0%	2,652,855	0.8%
Colombia	3,062,598	1.1%	23,479,065	6.9%
Croatia	9,360,235	3.3%	8,638,109	2.5%
Ecuador	13,539,337	4.7%	35,838	0.0%
Ghana	13,685,366	4.8%	30,500,000	9.0%
Guatemala	10,504	0.0%	10,504	0.0%
Hong Kong	25,532,915	8.9%	51,188,138	15.0%
Jersey	1,161,200	0.4%	16,919,500	5.0%
Kenya	14,034,913	4.9%	13,505,035	4.0%
Malaysia	15,858,045	5.5%	15,000,000	4.4%
Mauritius	434,619	0.2%	468,756	0.1%
Mexico	29,730,723	10.3%	25,766,063	7.6%
Morocco	628,861	0.2%	7,530,616	2.2%
Namibia	15,242,460	5.3%	16,781,000	4.9%
Netherlands	8,893,693	3.1%	8,731,936	2.6%
New Zealand	—	0.0%	5,612,436	1.7%
Nigeria	14,500,502	5.1%	14,262,726	4.2%
Peru	4,737,437	1.6%	4,599,086	1.4%
Romania	1,821,078	0.6%	2,034,188	0.6%
Singapore	16,483,354	5.7%	—	0.0%
South Africa	497,462	0.2%	790,616	0.2%
United Arab Emirates	648,430	0.2%	803,254	0.2%
Uganda	8,755,878	3.0%	6,850,000	2.0%
Zambia	2,203,673	0.8%	2,894,698	0.9%
N/A	3,758,063	1.3%	3,758,063	1.0%
Total	$287,574,298	100.0%	$340,298,376	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2020:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$106,899,154	$—	$—	$106,899,154
Senior secured term loan participations	129,917,253	—	—	129,917,253
Senior secured trade finance participations	45,800,210	—	—	45,800,210
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,199,618	—	—	1,199,618
Total	$287,574,298	$—	$—	$287,574,298

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2019:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan	$83,353,208	$—	$—	$83,353,208
Senior secured term loan participations	180,500,425			180,500,425
Senior secured trade finance participations	71,606,458	—	—	71,606,458
Short term investments	3,758,063			3,758,063
Equity warrants	1,080,222			1,080,222
Total	$340,298,376	$—	$—	$340,298,376

The following is a reconciliation of activity for the year ended December 31, 2020, of investments classified as Level 3:

	Fair Value at December 31, 2019	Purchases/Transfer (1)	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Fair Value at December 31, 2020
Senior secured term loans	$83,353,208	$29,706,270	$(12,583,759)	$8,295,809	$(1,872,374)	$106,899,154
Senior secured term loan participations	180,500,425	1,245,664	(52,724,386)	7,916,136	(7,020,586)	129,917,253
Senior secured trade finance participations	71,606,458	(9,456,270)	(13,204,984)	3,118,464	(6,263,458)	45,800,210
Short term and other investments	3,758,063	4,000,000	(4,000,000)	—		3,758,063
Equity warrants	1,080,222	—	—	—	119,396	1,199,618
Total	$340,298,376	$25,495,664	$(82,513,129)	$19,330,409	$(15,037,022)	$287,574,298
(1)	A restructuring agreement was executed for Triton on August 17, 2020. Under the new agreement, the loan was restructured from a trade finance facility into a term loan.

There were no realized gains or losses for any of the Company’s investments classified as Level 3 during the years ended December 31, 2020 and 2019. Net unrealized depreciation for the years ended December 31, 2020 and 2019 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $15,037,022 and $4,809,906, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of December 31, 2020, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2020:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$42,423,350	Income approach (DCF)	Market yield	8.5% - 17.5% (10.5%)
Senior secured trade finance participations (1)	$3,376,860	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$106,899,154	Income approach (DCF)	Market yield	11.0% - 14.5% (11.4%)
Senior secured term loan participations	$129,917,253	Income approach (DCF)	Market yield	10.3% - 15.0% (12.3%)
Other investments (3)	$3,758,063	Income approach (DCF)	Market yield	8.80%
Equity warrants	$1,199,618	Option Pricing Method	Estimated company value	N/A

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

(3)

Receivable from IIG TOF B.V. using additional discount rate of 20%. The Company considers this asset to be a receivable from IIG TOF B.V. rather than a Participation in a trade finance facility, therefore the income approach is being applied.

(4)	The weighted average is the total annual interest of each investment divided by total amortized cost.

As of December 31, 2019, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2019:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$70,792,700	Income approach (DCF)	Market yield	9.0% - 16.8% (12.7%)
Senior secured trade finance participations (1)	$813,758	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$83,353,208	Income approach (DCF)	Market yield	10.0% - 14.5% (12.4%)
Senior secured term loan participations	$180,500,425	Income approach (DCF)	Market yield	11.0% - 15.9% (13.0%)
Other investments (3)	$3,758,063	Hybrid income/collateral based approach	Market yield / value of collateral	8.75%
Equity warrants	$1,080,222	Option Pricing Method	Estimated company value	N/A

(1)	Collateral based approach used for the following Watch List investments: Profasa and Global Pharma Intelligence Sarl. See Note 3 “Watch List Investments” for further information.
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

(3)	Receivable from IIG TOF B.V. using additional discount rate of 20%.
(4)	The weighted average is the total annual interest of each investment divided by total amortized cost.

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

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on February 25, 2022, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the years ended December 31, 2020 and 2019.

Transactions

For the years ended December 31, 2020 and 2019, the Advisor earned $7,334,178 and $7,702,572, respectively, in asset management fees and $5,320,776 and $5,730,748, respectively, in incentive fees.

As of December 31, 2020 and December 31, 2019, due from affiliates on the Consolidated Statements of Assets and Liabilities in the amount of $4,057,734 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

On November 12, 2020, the Advisor entered into a sub-advisory agreement with Enhanced Capital Impact Lending, LLC (“Enhanced Capital”). This agreement is expected to expand the diversification of the portfolio of the Company, by securing senior and other collateralized loans to SME’s operating within the United States. There have been no investments made through Enhanced Capital as of December 31, 2020.

Note 6. Organization and Offering Costs

As of December 31, 2020, the Sponsor has paid approximately $17,590,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company, and were reimbursed to the Sponsor as disclosed in Note 2 of the consolidated financial statements. Such amounts include approximately $0 and $57,000 of offering costs, which were incurred by the Sponsor during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company did not make any reimbursement of offering costs to the Sponsor. During the year ended December 31, 2019, the Company paid $26,690 in reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through December 31, 2020, the Company has reimbursed the Sponsor a total of $17,238,000 of offering and organization costs and there is a remaining balance of approximately $446,000 of offering costs that have not yet been reimbursed to the Sponsor as of December 31, 2020.

For the years ended December 31, 2020 and 2019, we paid SC Distributors, the dealer manager for certain of our offerings, $468,000 and $577,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Note 7. Notes Payable

The Company notes payable consist of the following:

	December 31, 2020	December 31, 2019
	Outstanding Balance	Outstanding Balance
Christian Super promissory note	$5,000,000	$5,000,000
Total notes payable	$5,000,000	$5,000,000

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

On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes (“Series 2 Note”) to Christian Super pursuant to the CS Notes private offering. The Series 2 Note has an interest rate of 3.5% per annum plus one-year LIBOR (3.83% as of December 31, 2020) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the Series 2 Note (and any unpaid interest) is due in one balloon payment on December 18, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of December 31, 2020, the Company was in full compliance with all such representations, warranties and covenants.

For the years ended December 31, 2020 and 2019, the Company recognized $254,682 and $1,660,095, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2021	$5,000,000
Thereafter	-
$5,000,000

Note 8. Unit Capital

As of December 31, 2020, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2020, the Company recorded a liability in the aggregate amount of $480,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of December 31, 2020 is calculated based on a net asset value per Class C, Class I and Class W units of $7.666 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the year ended December 31, 2020:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2019	the Period	the Period	2020
Class A units	17,861,312	534,289	(399,251)	17,996,350
Class C units	8,067,787	162,190	(259,441)	7,970,536
Class I units	10,468,162	483,888	(497,682)	10,454,368
Class W units	24,555	-	-	24,555
Class Y units	1,297,897	667,151	(27,593)	1,937,455
Class Z units	8,423,851	-	-	8,423,851
Total	46,143,564	1,847,518	(1,183,967)	46,807,115

The total of 1,847,518 units issued during the year ended December 31, 2020 included 1,181,117 units issued under the DRP at a value of $9,274,000 and 667,151 units sold pursuant to our private placement for aggregate gross proceeds of $5,276,000.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the fourth quarter of 2020 have been made at a price equal to $7.666 per units, which was the net asset value per unit of each class as of September 30, 2020, the most recently disclosed net asset value at the time of repurchase.

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

During the year ended December 31, 2020, the Company fulfilled repurchase requests for a total of 1,183,967 units at a weighted average repurchase price per unit of $7.815 for an aggregate repurchase price of $9,253,114. As of December 31, 2020, $2,282,554 of these repurchase requests were pending processing and were completed by the Company in October 2020. For the quarter ended December 31, 2020, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company fulfilled 12.26% of eligible repurchase requests (based on the number of units submitted for repurchase) and 2,081,000 units were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the year ended December 31, 2020:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2020	January 15, 2020	$0.00168675	$1,610,076	$793,883	$2,403,959
February 29, 2020	February 14, 2020	$0.00168675	1,513,649	743,093	2,256,742
March 31, 2020	February 21, 2020	$0.00168675	1,648,333	772,972	2,421,305
April 30, 2020	February 21, 2020	$0.00168675	1,573,136	769,639	2,342,775
May 31, 2020	February 21, 2020	$0.00168675	1,630,166	798,492	2,428,658
June 30, 2020	May 14, 2020	$0.00168675	1,586,255	768,554	2,354,809
July 31, 2020	May 14, 2020	$0.00168675	1,633,362	790,735	2,424,097
August 31, 2020	May 14, 2020	$0.00168675	1,647,236	784,492	2,431,728
September 30, 2020	August 11, 2020	$0.00168675	1,602,006	758,709	2,360,715
October 31, 2020	August 11, 2020	$0.00168675	1,658,266	779,447	2,437,713
November 30, 2020	August 11, 2020	$0.00168675	1,613,503	748,170	2,361,673
December 31, 2020	November 10, 2020	$0.00168675	1,684,506	766,053	2,450,559
Total for 2020			$19,400,494	$9,274,239	$28,674,733

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2020 and 2019:

	Twelve months ended
	December 31,	December 31,
	2020	2019
Per unit data (1):
Net asset value at beginning of period	$8.01	$8.20
Net investment income	0.51	0.52
Net change in unrealized depreciation on investments	(0.32)	(0.11)
Net increase in net assets resulting from operations	0.18	0.41
Distributions	(0.62)	(0.61)
Net change in accrued distribution and other fees	0.00	0.02
Net decrease in net assets	(0.42)	(0.19)
Net asset value at end of period (2)	$7.58	$8.01
Total return based on net asset value (3)	2.39%	4.98%
Net assets at end of period	$355,273,630	$369,595,560
Units Outstanding at end of period	46,807,115	46,143,564
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.14%	6.32%
Ratio of net operating expenses to average net assets	4.93%	5.61%

1	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2020 and 2019, which were 46,529,861 and 44,707,581, respectively.
2

For financial statement reporting purposes under GAAP, as of December 31, 2020 and 2019, the Company recorded a liability in the amount of $480,000 and $647,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as discussed below.

Distributions

With the authorization of the Company’s board of managers, the Company declared distributions for all classes of units for the period from January 1 through April 30, 2021. These distributions were or will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units, and the ongoing service fee with respect to Class W units).

The cash distributions for January and February totaled $1,638,166 and $1,485,176, respectively. With respect to unitholders participating in the Distribution Reinvestment Plan, $767,969 and $695,616 of the distributions for January and February, respectively, were reinvested in units.

 The March and April distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00168675 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan on or about April 1, 2021 and May 1, 2021, respectively.

 On March 26, 2021, the Company’s board of managers determined that it is in the Company’s best interests, that, for periods on and after May 1, 2021, the Company’s daily distribution rate will be more closely tied to the most recently determined NAV per unit that the Company has disclosed in a public filing with the SEC at the time the distribution is declared. Accordingly, the Company’s board of managers has authorized a daily distribution rate of $0.00145753 per unit (less the ongoing fees applicable to certain classes of units which reduce the amount of distributions paid to the applicable unitholders) for the month of May 2021, which is equal to an annualized rate of approximately 7.0% of the NAV of $7.600 per unit, determined as of December 31, 2020. This daily distribution rate is lower than the daily distribution rate of $0.00168675 per unit, per day that had been declared by the Company with respect to distributions from March 2018 through April 2021. The board of managers expects to maintain the declaration and payment of distributions at an annualized rate equal to approximately 7.0% of the most recently determined NAV per unit that the Company has disclosed in a public filing with the SEC at the time the distribution is declared, which means the distribution rate is expected to remain relatively constant as a percentage of the Company’s NAV per unit.  However, the board of managers may determine, in its discretion at any time, to change the rate at which distributions are paid or to not pay distributions at all. Given that the Company’s NAV per unit varies from quarter to quarter, it is expected that, even if the approximate annualized rate at which distributions are declared remains constant, the actual per unit dollar amount of distributions paid to unitholders may vary from time to time in concert with variations in the Company’s NAV. The payment of distributions is uncertain and cannot be guaranteed.

Investments

Subsequent to December 31, 2020 through March 31, 2021, the Company funded approximately $18.9 million in new investments and received proceeds from repayment of investments of approximately $6.5 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2021.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 31, 2021
Gloria S. Nelund

/s/ Mark A. Tipton	Chief Financial Officer (principal financial and accounting officer)	March 31, 2021
Mark A. Tipton

/s/ Brent L. VanNorman	Manager	March 31, 2021
Brent L. VanNorman

/s/ Terry Otton	Manager	March 31, 2021
Terry Otton

/s/ Cynthia Hostetler	Manager	March 31, 2021
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 31, 2021
R. Michael Barth