Form 10-Q
period 2021-06-30
TriLinc Global Impact Fund LLC
filed 2021-08-13
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 13, 2021, the Company had outstanding 18,111,333 Class A units, 7,914,566 Class C units, 10,507,061 Class I units, 24,555 Class W units, 2,399,267 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Investments owned, at fair value (amortized cost of $353,776,363 and $315,576,654, respectively)	$317,242,705	$287,574,298
Cash	11,563,524	55,002,776
Interest receivable	24,327,575	21,076,328
Due from affiliates (see Note 5)	4,240,231	4,057,734
Other assets	1,428,749	990,387
Total assets	358,802,784	368,701,523

LIABILITIES
Due to unitholders	1,377,052	1,640,061
Management fee payable	1,770,080	1,816,626
Incentive fee payable	1,347,541	1,215,456
Notes payable	5,000,000	5,000,000
Unit repurchases payable	1,832,347	2,282,554
Accrued distribution and other fees	468,000	480,000
Other payables	1,128,930	993,196
Total liabilities	12,923,950	13,427,893
Commitments and Contingencies (see Note 5)
NET ASSETS	$345,878,834	$355,273,630

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$140,663,897	$144,861,885
Net capital paid in on Class C units	61,063,214	63,700,945
Net capital paid in on Class I units	81,501,698	84,131,597
Net capital paid in on Class W units	190,116	196,655
Net capital paid in on Class Y units	17,974,342	15,595,564
Net capital paid in on Class Z units	61,803,275	64,024,791
Offering costs	(17,317,708)	(17,237,807)
Net assets (equivalent to $7.337 and $7.600, respectively per unit based on total units outstanding of 47,207,438 and 46,807,115, respectively)	$345,878,834	$355,273,630
Net assets, Class A (units outstanding of 18,072,708 and 17,996,350, respectively)	$132,594,044	$136,779,779
Net assets, Class C (units outstanding of 7,902,796 and 7,970,536, respectively)	57,534,445	60,121,402
Net assets, Class I (units outstanding of 10,474,157 and 10,454,368, respectively)	76,824,760	79,436,572
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	179,152	185,627
Net assets, Class Y (units outstanding of 2,309,371 and 1,937,455, respectively)	16,943,158	14,725,459
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	61,803,275	64,024,791
NET ASSETS	$345,878,834	$355,273,630

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest income	$9,464,096	$10,903,460	$18,614,542	$20,860,302
Interest from cash	9,870	18,722	37,299	62,379
Total investment income	9,473,966	10,922,182	18,651,841	20,922,681
EXPENSES
Asset management fees	1,769,982	1,844,871	3,579,212	3,691,427
Incentive fees	1,347,541	1,628,075	2,128,997	2,479,186
Professional fees	459,852	516,940	1,321,807	1,786,759
General and administrative expenses	394,258	287,086	678,745	643,253
Interest expense	47,794	68,536	95,062	137,073
Board of managers fees	64,375	64,375	128,750	128,750
Total expenses	4,083,802	4,409,883	7,932,573	8,866,448
NET INVESTMENT INCOME	5,390,164	6,512,299	10,719,268	12,056,233
Net change in unrealized depreciation on investments	(7,555,975)	(1,052,185)	(8,531,302)	(9,730,903)
Realized loss on investments	(909,584)	—	(909,584)	—
Foreign exchange gain (loss)	2,072	4,167	(3,628)	1,095
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,073,323)	$5,464,281	$1,274,754	$2,326,425

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.11	$0.14	$0.23	$0.26
(LOSS) EARNINGS PER UNIT - BASIC AND DILUTED	$(0.07)	$0.12	$0.03	$0.05
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,184,975	46,545,426	46,974,996	46,463,428

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2021	2020
INCREASE FROM OPERATIONS
Net investment income	$10,719,268	$12,056,233
Foreign exchange gain (loss)	(3,628)	1,095
Net change in unrealized depreciation on investments	(8,531,302)	(9,730,903)
Realized loss on investments	(909,584)	—
Net increase from operations	1,274,754	2,326,425
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(5,255,001)	(5,497,042)
Distributions to Class C unitholders	(2,289,153)	(2,424,382)
Distributions to Class I unitholders	(3,043,586)	(3,226,518)
Distributions to Class W unitholders	(6,500)	(6,786)
Distributions to Class Y unitholders	(623,000)	(467,495)
Distributions to Class Z unitholders	(2,451,124)	(2,586,026)
Net decrease from distributions	(13,668,364)	(14,208,249)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	2,026,307	2,174,806
Issuance of Class C units	413,551	1,127,988
Issuance of Class I units	1,806,193	1,345,375
Issuance of Class W units	—	—
Issuance of Class Y units	3,059,300	2,606,000
Repurchase of units	(4,238,636)	(4,624,739)
Offering costs	(79,901)	—
Distribution and other fees	12,000	158,000
Net increase from capital transactions	2,998,814	2,787,430
NET CHANGE IN NET ASSETS	(9,394,796)	(9,094,394)
Net assets at beginning of period	355,273,630	369,595,560
Net assets at end of period	$345,878,834	$360,501,166

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$1,274,754	$2,326,425
ADJUSTMENT TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(40,865,571)	(24,250,000)
Maturity of investments	12,579,682	30,132,424
Payment-in-kind interest	(9,591,235)	(5,852,692)
Net change in unrealized depreciation on investments	8,531,302	9,730,903
Realized loss on investments	909,584	—
Foreign exchange loss	3,628	(1,095)
Accretion of discounts on investments	(1,232,169)	(55,758)
Changes in assets and liabilities:
Decrease in interest receivable	(3,254,875)	(7,454,303)
Decrease in other assets	(620,859)	(1,482,261)
Increase in due to unitholders	(263,009)	(23,676)
Decrease in management and incentive fees payable	85,539	101,383
Increase in other payables	135,735	1,054,789
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(32,307,493)	4,226,139
Cash flows from financing activities
Net proceeds from issuance of units	3,052,209	2,607,535
Distributions paid to unitholders	(9,415,223)	(9,561,615)
Payments of offering costs	(79,901)	—
Repurchase of units	(4,688,844)	(4,630,964)
NET CASH USED IN FINANCING ACTIVITIES	(11,131,759)	(11,585,044)
TOTAL DECREASE IN CASH	(43,439,252)	(7,358,905)
Cash at beginning of period	55,002,776	22,333,304
Cash at end of period	$11,563,524	$14,974,399
Supplemental information
Cash paid for interest during the period	$95,587	$69,290
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$4,253,141	$4,646,634
Change in accrual of distribution and other fees	$(12,000)	$(158,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,494,362	0.7%
Chile	Itelecom Holding Chile SPA (5), (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,456,162	1,456,162	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	1,009,965	N/A	1,009,965	1,009,965	0.3%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	13,654,514	N/A	13,654,514	13,654,514	3.9%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	2,500,000	N/A	2,500,000	2,500,000	0.7%
Hong Kong	Other Investments (23)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	19,241,663	N/A	19,241,663	19,241,663	5.6%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	13.00%	0.0%	3/4/2024	10,000,000	N/A	10,000,000	10,000,000	2.9%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	15,858,045	N/A	15,858,045	15,858,045	4.6%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2022	30,660,919	N/A	30,660,919	30,660,919	8.9%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	11.00%	0.0%	12/31/2024	4,737,437	N/A	4,737,437	4,737,437	1.4%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	3.00% Cash/3.00% PIK	0.0%	8/18/2025	18,876,517	N/A	18,876,517	16,734,156	4.8%
Total Senior Secured Term Loans									120,846,518	118,347,223	34.2%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	11.47%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.4%
Brazil	Other Investments (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/3.00% PIK	0.0%	11/23/2023	18,898,970	27%	19,099,159	19,099,159	5.5%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/8.00% PIK	0.0%	12/7/2023	6,243,279	42%	6,198,973	6,198,973	1.8%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	13,802,102	88%	13,802,102	11,491,902	3.3%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender	11.90%	0.0%	9/1/2025	8,109,916	49%	8,109,916	8,109,916	2.3%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	8.50% Cash/4.50% PIK	0.0%	1/23/2022	9,886,180	5%	9,886,180	9,886,180	2.9%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	10,386,712	76%	10,386,712	10,386,712	3.0%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	9.70%	3.0%	9/30/2026	15,000,000	14%	15,000,000	15,000,000	4.3%
Kenya	Multiple ICD (Kenya) Limited (17)	Freight Transportation Arrangement	Freight and Cargo Transporter	7.67% Cash/4.00% PIK	0.0%	3/31/2023	14,320,165	42%	14,320,165	13,270,083	3.8%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	17,884,001	100%	17,878,644	15,282,684	4.4%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	8/20/2021	8,275,000	44%	9,728,061	9,728,061	2.8%
Nigeria	Helios Maritime I (15), (17)	Water Transportation	Marine Logistics Provider	10.60%	0.8%	9/16/2020	16,452,971	100%	16,452,971	11,262,055	3.3%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	7.00% Cash/7.00% PIK	2.5%	5/20/2024	3,764,972	32%	3,764,972	3,764,972	1.1%
Uganda	Other Investments	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	9,363,985	100%	9,435,655	9,435,655	2.7%
Total Senior Secured Term Loan Participations									158,803,510	147,656,352	42.6%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	6,055,061	1.8%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,590,979	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.8%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.00%	0.0%	6/30/2022	14,208,736	72%	14,208,734	13,616,859	3.9%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,375,794	0.4%
Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,500,000	26%	9,500,000	2,495,595	0.7%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2022	5,000,000	33%	5,000,000	5,000,000	1.4%
Mauritius	Other Investments	Groceries and Related Products	Vanilla Exporter	10.61%	0.0%	8/31/2021	209,397	2%	209,397	209,397	0.1%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,862	0.2%
Nigeria	Other Investments (9), (25)	Farm Products	Cocoa Trader III	8.50%	0.0%	12/15/2021	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (25)	Farm Products	Cocoa Trader II	8.50%	0.0%	12/15/2021	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									68,126,335	46,392,899	13.3%
Short Term Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,088,168	0.3%

Total Investments									$353,776,363	$317,242,705

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[21]	Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of EBITDA after a minimum threshold has been achieved by the borrower.
22	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020. Principal and interest were repaid in full in July 2021.
23	Interest paid quarterly. Principal to be repaid in full in March 2022.
24	Interest paid quarterly. Principal to be repaid in quarterly installments starting in September 2020.
25	The Company extended the maturity dates of these investments to 05/15/21. These extensions were finalized during the second quarter of 2021.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2020

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,367,936	0.7%
Chile	Itelecom Holding Chile SPA (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,434,285	1,434,285	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	1,816,934	N/A	1,816,934	1,816,934	0.5%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	13,503,499	N/A	13,503,499	13,503,499	3.8%
Hong Kong	Other Investments (22)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	5,000,000	N/A	5,000,000	5,000,000	1.4%
Hong Kong	Other Investments (23), (26)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/31/2020	17,166,559	N/A	17,166,559	17,166,559	4.8%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	3.00% Cash/3.00% PIK	0.0%	8/18/2025	18,146,500	N/A	18,146,500	16,483,354	4.6%
Malaysia	Other Investments (24)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	12/31/2022	15,858,045	N/A	15,858,045	15,858,045	4.5%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	28,531,105	N/A	28,531,105	28,531,105	8.0%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	11.00%	0.0%	12/31/2024	4,737,437	N/A	4,737,437	4,737,437	1.3%
Total Senior Secured Term Loans									109,045,660	106,899,154	30.0%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	11.47%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/23/2023	18,362,141	27%	18,502,811	18,502,811	5.2%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/6.00% PIK	0.0%	12/7/2023	5,999,538	42%	5,946,066	5,946,066	1.7%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	13,478,292	88%	13,478,292	11,337,937	3.2%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender	11.90%	0.0%	9/1/2025	1,245,664	7%	1,245,664	1,245,664	0.4%
Croatia	Other Investments (8), (20), (26)	Department Stores	Mall Operator	8.50% Cash/4.50% PIK	0.0%	1/23/2021	9,360,235	5%	9,360,235	9,360,235	2.6%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	13,685,366	76%	13,685,366	13,685,366	3.9%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	10.06%	3.0%	3/28/2023	1,417,700	16%	1,161,200	1,161,200	0.3%
Kenya	Other Investments	Freight Transportation Arrangement	Freight and Cargo Transporter	7.77% Cash/4.00% PIK	0.0%	3/31/2023	14,034,913	42%	14,034,913	14,034,913	4.0%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	17,529,688	100%	17,508,259	15,242,460	4.3%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	8/20/2021	8,275,000	44%	8,893,693	8,893,693	2.5%
Nigeria	Helios Maritime I (15), (17)	Water Transportation	Marine Logistics Provider	10.65%	0.8%	9/16/2020	15,600,710	100%	15,600,710	12,986,279	3.7%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,830,509	27%	1,821,078	1,821,078	0.5%
Uganda	Other Investments	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	8,709,445	100%	8,755,878	8,755,878	2.5%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	10.38%	0.0%	8/27/2023	2,203,673	25%	2,203,673	2,203,673	0.6%
Total Senior Secured Term Loan Participations									136,937,838	129,917,253	36.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,679,636	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,719,383	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.8%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9%, 5.5%	0.0%	8/31/2019	13,532,693	72%	13,532,695	13,128,867	3.7%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,375,794	0.4%
Ecuador	Other Investments (25), (17)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,500,000	26%	9,500,000	3,366,356	0.9%
Mauritius	Other Investments (26)	Groceries and Related Products	Vanilla Exporter	10.65%	0.0%	10/20/2020	434,619	2%	434,619	434,619	0.1%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,861	0.2%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Trader III	8.50%	0.0%	11/30/2020	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (26)	Farm Products	Cocoa Trader II	8.50%	0.0%	11/30/2020	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									63,593,156	45,800,210	12.8%
Short Term Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,199,618	0.3%
Total Investments									$315,576,654	$287,574,298

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
10

Quarterly interest payments. Principal to start amortizing 15 months from IUD as follows: 4.5% of loan balance quarterly until IUD + 27 months, then 6.5% of loan balance quarterly until IUD + 48 months, thereafter 7.5% of loan balance quarterly until maturity.

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
19

This investment was originally classified as an investment in a credit facility originated by IIG TOF B.V., a fund advised by IIG. During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participations to short term investments. Please see Note 3 for additional information.

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

June 30, 2021

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

TriLinc Global, LLC (the “Sponsor”) is the sponsor of the Company and employs staff who operate both the Advisor and the Company.  The Sponsor owns 100% of the Advisor.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to June 30, 2021, the Company raised an additional $96,743,000 pursuant to a private placement and $41,824,000 pursuant to the DRP, for total gross proceeds of $500,343,000 as of June 30, 2021.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies.  The Subsidiaries own all of the Company’s investments. As of June 30, 2021, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – Asia IV, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
•	TriLinc Global Impact Fund – Europe, Ltd.
•	TriLinc Global Impact Fund – North America, Ltd.
•	TriLinc Global Impact Fund – Africa Latin America, Ltd.
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through June 30, 2021, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

COVID-19

The ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020 in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 further adversely impacts the Company’s borrowers’ businesses, financial condition and results of operations, it may result in their inability to make required payments in the near term which could impact the fair value of the Company’s investments. Although multiple vaccines have been approved for use in certain countries and the vaccination rates in the United States and certain other parts of the world have been encouraging, there is still uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be fully relaxed. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company made material adjustments to the fair value of certain of its investments, in part due to the impact of COVID-19. These adjustments, which amounted to $3,225,544 and $6,417,933, respectively, in the aggregate during the six months ended June 30, 2021 and the year ended December 31, 2020, were made with respect to 20.6% and 23.0%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

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

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied.  As indicated under "-Watch List Investments" below, the borrowers with respect to the investment added to the Watch List for the six months ended June 30,2021 and three of the six investments added to the Watch List for the year ended December 31, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due to the disruptions associated with COVID-19, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic is expected to be prolonged and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was one of the material contributors to the $0.26 decline in the Company's NAV per unit as of June 30, 2021, as compared to the Company’s NAV per unit as of December 31, 2020.

In addition, the Company saw a slowdown in transaction volume due to the impact of the pandemic through most of 2020, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) were no longer in a position to appropriately add debt capital. While transaction volume has increased in recent months, it has not recovered to pre-pandemic levels and may continue to be affected by restrictions on travel and other shelter in place orders, making it more difficult to conduct in-person visits with potential borrowers. Additionally, in future periods the Company may hold higher levels of cash than before the pandemic to ensure it has sufficient cash available to meet its cash obligations. Uncertain or inconsistent deployment of capital or higher cash balances each have the potential to further reduce cash flow generated to cover the Company’s distributions to its unitholders and/or cause the Company to further reduce its NAV in future periods.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2021.

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three and six months ended June 30, 2021, the Company earned and capitalized PIK interest of $4,090,539 and $9,591,235, respectively. For the three and six months ended June 30, 2020, the Company earned and capitalized PIK interest of $3,819,869 and $5,852,692, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At June 30, 2021, the estimated unpaid distribution fees for Class C units amounted to $447,000, the unpaid dealer manager fees for Class I units amounted to $20,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of June 30, 2021, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2016.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of June 30, 2021, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of June 30, 2021, under GAAP, the Company has recorded a liability in the amount of $468,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of June 30, 2021, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of $7.34, which is different than the net asset value per unit of $7.32 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of $0.26 per unit from the net asset value per unit of $7.60 as of December 31, 2020. The decrease in net asset value per unit was due to a combination of factors, including the adverse impact of COVID-19 and the Company having recorded $8,531,302 in unrealized depreciation on its investments during the six months ended June 30, 2021. See Note 3 “Investments — Watch List Investments” for additional information.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at June 30, 2021 and 2020.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering at the end of the Offering, the organization and offering expenses were equal to 4.7% of the gross proceeds.  As a result of the termination of the Offering, effective March 31, 2017, the Company no longer pays upfront selling commissions and dealer manager fees under a dealer manager agreement relating to the Offering. The Company continues to incur certain offering costs associated with the DRP. The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company.

Operating Expense Responsibility Agreement

 On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”).  The Responsibility Agreement amends and replaces the prior agreement and amended the manner in which reimbursements to the Sponsor under the agreement will be allocated.  Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,231 of expenses, which had been paid by the Company as of December 31, 2017.

     Pursuant to the Responsibility Agreement, the Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, the Company will apply 50% of the excess amount (the “Reimbursement Amount”) for such quarter as follows: (i) first, the Company will apply the Reimbursement Amount to reimburse the Sponsor for all expenses, other than asset management fees and incentive fees, that the Sponsor previously paid on the Company’s behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses have been reimbursed; and (ii) second, the Company will apply the Reimbursement Amount remaining after the payment of Previously Paid Operating Expenses to reimburse the Sponsor for the asset management fees and incentive fees that the Sponsor has agreed to pay on the Company’s behalf until all such asset management fees and incentive fees accrued to date have been reimbursed.

The Company did not meet the Reimbursement Hurdle for the three months ended June 30, 2021 and 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the three months ended June 30, 2021 and 2020. As of June 30, 2021, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable. The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to eight of the 18 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist.  In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of June 30, 2021 and December 31, 2020, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At June 30, 2021, the Company’s largest loan by value was $30,660,919 or 9.7% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 32.0% of the Company’s portfolio at June 30, 2021. Participation in loans amounted to 61.1% of the Company’s total portfolio at June 30, 2021.

Note 3. Investments

As of June 30, 2021, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$120,846,518	$118,347,223	37.4%
Senior secured term loan participations	158,803,510	147,656,352	46.5%
Senior secured trade finance participations	68,126,335	46,392,899	14.6%
Other investments	6,000,000	3,758,063	1.2%
Equity warrants	—	1,088,168	0.3%
Total investments	$353,776,363	$317,242,705	100.0%

As of December 31, 2020, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$109,045,660	$106,899,154	37.2%
Senior secured term loan participations	136,937,838	129,917,253	45.2%
Senior secured trade finance participations	63,593,156	45,800,210	15.9%
Short term investments	6,000,000	3,758,063	1.3%
Equity warrants	—	1,199,618	0.4%
Total investments	$315,576,654	$287,574,298	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have over a year of accrued interest receivable as of June 30, 2021.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of June 30, 2021 and December 31, 2020 amounted to $3,976,379 and $3,418,264, respectively. The Company’s interest receivable balances at June 30, 2021 and December 31, 2020 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At June 30, 2021, nine portfolio companies were on non-accrual status with an aggregate fair value of $27,085,003 or 8.5% of the fair value of the Company’s total investments. At December 31, 2020, ten portfolio companies were on non-accrual status with an aggregate fair value of $31,464,418 or 10.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $515,026 and $1,024,392, respectively for the three and six months ended June 30, 2021.  As of June 30, 2021 and December 31, 2020, respectively, the Company had 18 and 19 Watch List investments. During the three months ended June 30, 2021, two investments with fair values totaling $46,342 were entirely written off and are no longer presented on the Watch List.

As of June 30, 2021, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Six months ended
						June 30,	June 30,	June 30,	June 30,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2021	2020	2021	2020
Trustco Group Holdings Ltd.	$17,878,644	$15,282,684	$2,883,880	Helios	Income approach	$—	$—	$—	$—
TRG Cape Verde Holdings Ltd.	13,802,102	11,491,902	2,601,766	Helios	Income approach	—	—	—	—
Helios Maritime	16,452,971	11,262,055	2,760,320	Helios	Income approach	—	—	—	—
Compania Argentina de Granos S.A.	12,500,000	6,055,061	664,010	IIG	Income approach	330,191	—	656,754	330,191
Frigorifico Regional Industrias (2) Alimentarias, S.A., Sucursal Uruguay	9,000,000	6,361,679	264,500	IIG	Income approach	—	—	—	—
Sancor Cooperativas Unidas Ltda	6,000,000	4,590,979	1,253,725	IIG	Hybrid income/collateral based approach	—	—	—	161,829
IIG TOF B.V. (2)	6,000,000	3,758,063	572,000	IIG	Income approach	—	—	—	93,000
Algodonera Avellaneda S.A. (2)	6,000,000	3,398,558	778,500	IIG	Income approach	—	—	—	—
Functional Products Trading S.A. (1)	1,326,687	1,375,794	220,881	IIG	Income approach	36,554	36,554	72,706	73,108
Triton Metallics Pte Ltd.	18,876,517	16,734,156	702,362	TransAsia	Income approach	—	—	—	—
Conplex International Ltd. (2)	9,500,000	2,495,595	1,312,945	TransAsia	Collateral based approach	—	—	—	—
Producam S.A.	14,208,736	13,616,859	—	Scipion	Income approach	—	—	—	—
Global Pharma Intelligence Sarl (1)	648,430	648,430	134,215	Scipion	Income approach	23,931	23,993	47,599	53,637
Mac Z Group SARL	1,433,058	628,862	210,568	Scipion	Income approach	—	—	—	204,361
Applewood Trading 199 Pty, Ltd. (1)	785,806	497,462	—	Barak	Income approach	34,761	34,762	69,140	69,523
Multiple ICD (Kenya) Limited	14,320,165	13,270,083	3,117,877	Barak	Income approach	—	—	—	—
Usivale Industria E Commercio Ltda	2,851,296	2,494,362	645,932	N/A	Income approach	89,589	—	178,193	—
Itelecom Holding Chile SPA (1)	1,456,162	1,456,162	200,119	Alsis	Income approach	—	—	—	—
Total Watchlist	$153,040,574	$115,418,746	$18,323,600			$515,026	$95,309	$1,024,392	$985,649

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of June 30, 2021. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of June 30, 2021 is presented below.

2      Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.

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

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. The estimated proceeds from the property collateral are enough to cover the principal and the interest for the Trustco facility. Legal proceedings have been progressing positively in the UK, with an initial judgement being issued in Helios' favor. Additional hearings are likely required over the coming quarters to reach a final resolution during the fourth quarter of 2021.

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

Helios Maritime I

Between July 2015 and December 2017, the Company purchased six Participations totaling $15,300,000 in a term loan facility with Helios Maritime I (“Helios Maritime”), a company setup for the purposes of on-lending to Starz Investment Company, Ltd., a Nigerian shipping and logistics company for the purpose of acquiring a handling tug vessel. Repayment on this position has been slower than originally anticipated due to delays in acquiring a long-term contract, which was further prolonged based on challenges presented by the COVID-19 pandemic and the volatility in oil prices. Helios is actively working with the borrower to restructure the facility with a term sheet being executed subsequent to the end of the quarter which is expected to be finalized in the coming quarters. The borrower has pledged a marine vessel as collateral in support of its repayment obligations under this facility.

Investments through IIG as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including six of the 18 Watch List investments as of June 30, 2021.  Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG.  On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of June 30, 2021 is presented below.

Compania Argentina de Granos

Between October 2016 and February 2017, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Compania Argentina de Granos (“CAGSA”), as borrower. The Company purchased the initial Participation in October 2016 for $10,000,000 and subsequently increased the Participation by another $2,500,000 in February 2017. This facility was collateralized by two export contracts. CAGSA, an Argentine company, is mainly engaged in the trading of grain and oilseed and the distribution and processing of food ingredients. Due to unfavorable weather conditions, CAGSA was unable to make delivery of toasted soybean meal under the terms of its export contracts. As a result, it failed to pay IIG its outstanding principal due on June 30, 2018.

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. Recently, the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and are close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019.  If approved by the parties, the settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement . These changes to the proposed settlement terms are less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in February 2019 (but was never finalized). Accordingly, notice of the new proposed settlement terms had a negative impact on the valuation of this investment, resulting in a write down as of June 30, 2021.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended March 31, 2021, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. The Company is monitoring the proceedings and expects to take steps, which may include legal action, to obtain control over any funds in such account to which the Company is entitled. Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. The Company is continuing to actively monitor this process.

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

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which changed the interest payment obligation to PIK-only for a period of two years, in order to give Triton additional flexibility as it manages its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement.  During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility. While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020. TransAsia immediately notified the Company while a court-appointed provisional liquidator took control of Conplex.  On October 14, 2020, TransAsia appointed a receiver to enforce its rights under the secured facility. The facility is secured by a lien on several properties, accounts receivable and two personal guarantees. Deloitte was subsequently appointed as liquidator and has transferred the keys to the mortgaged properties to the receiver and the properties are being marketed for sale. Given that this is a secured facility, it has been valued using the collateral based approach to arrive at the estimated fair value. One of the two guarantors was forced into bankruptcy during the three months ended June 30, 2021 and our ability to collect under the guarantee is in question based on the statement of affairs filed with the bankruptcy trustee, resulting in this investment being further marked down as of June 30, 2021.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retro-actively to January 1, 2019. As all interest was capitalized as part of the amendment, no interest remains outstanding as of the date of the new agreement.  During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized.

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

Investments through Barak Fund Management Ltd. (“Barak”) as the Sub-Advisor

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Ltd ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak is actively working with the borrower to restructure the facility which is expected to be finalized in the coming quarters.

Other Investments

Usivale Industria E Commercio Ltda

In December 2013, the Company made an investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, comprised of two senior secured term loans for an aggregate loan amount of $2,500,000. During 2016, Usivale entered into a judicial recovery process that resulted in an approved repayment plan on October 7, 2016. The Company received regular annual interest payments for 2017 and 2018. Unfortunately, Usivale continued to have challenges and was not able to make any payments thereafter. Usivale is currently not complying with the payment obligations under the above mentioned judicial recovery process. The Company has been negotiating a potential restructuring of the loan to support the sustainability of Usivale, including engaging industry and financial consultants to that effect. There is a possibility that the judge responsible for the bankruptcy proceedings of Usivale might force the company into orderly liquidation.

The industry composition of the Company’s portfolio, at fair value as of June 30, 2021 and December 31, 2020, was as follows:

	As of June 30, 2021		As of December 31, 2020
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$8,549,423	2.7%	$12,047,572	4.2%
Boatbuilding and Repairing	6,198,973	2.0%	5,946,066	2.1%
Chemicals and Allied Products	15,858,045	5.0%	15,858,045	5.5%
Chocolate and Cocoa Products	28,616,859	9.0%	13,128,867	4.6%
Coal and Other Minerals and Ores	35,975,819	11.3%	33,649,913	11.7%
Commercial Fishing	—	0.0%	35,838	0.0%
Consumer Products	9,328,416	2.9%	9,456,820	3.3%
Corrugated and solid fiber boxes	13,654,514	4.3%	13,503,499	4.7%
Department Stores	9,886,180	3.1%	9,360,235	3.3%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	1,456,162	0.5%	1,434,285	0.5%
Farm Products	12,325,672	3.9%	11,656,399	4.1%
Fats and Oils	3,398,558	1.1%	3,398,558	1.2%
Financial services	3,758,063	1.2%	3,758,063	1.3%
Food Products	4,262,434	1.3%	2,318,540	0.8%
Freight Transportation Arrangement	13,270,083	4.2%	14,034,913	4.9%
Groceries and Related Products	209,397	0.1%	434,619	0.2%
Hotels and Motels	11,491,902	3.6%	11,337,937	3.9%
Land Subdividers and Developers	15,282,684	4.8%	15,242,460	5.3%
Meat, Poultry & Fish	6,361,679	2.0%	6,361,679	2.2%
Motor Vehicle Parts and Accessories	9,728,061	3.1%	8,893,693	3.1%
Personal Credit Institutions	9,119,881	2.9%	3,062,598	1.1%
Petroleum and Petroleum Products	10,386,712	3.3%	13,685,366	4.8%
Programming and Data Processing	19,099,159	6.0%	18,502,811	6.4%
Refuse Systems	31,749,087	10.0%	29,730,723	10.3%
Secondary Nonferrous Metals	3,128,862	1.0%	5,628,861	2.0%
Short-Term Business Credit	4,740,000	1.5%	4,740,000	1.6%
Soap, Detergents, and Cleaning	—	0.0%	2,203,673	0.8%
Telephone and Telegraph Apparatus	2,495,595	0.8%	3,366,356	1.2%
Telephone Communications	15,000,000	4.7%	1,161,200	0.4%
Water Transportation	11,262,055	3.5%	12,986,279	4.3%
Total	$317,242,705	100.0%	$287,574,298	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021		As of December 31, 2020
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$20,406,277	6.4%	$24,159,256	8.4%
Botswana	4,740,000	1.5%	4,740,000	1.6%
Brazil	27,792,494	8.8%	26,816,813	9.3%
Cabo Verde	11,491,902	3.6%	11,337,937	3.9%
Cameroon	13,616,859	4.3%	13,128,867	4.6%
Chile	2,831,956	0.9%	2,810,079	1.0%
Colombia	9,119,881	2.9%	3,062,598	1.1%
Croatia	9,886,180	3.1%	9,360,235	3.3%
Ecuador	13,654,514	4.3%	13,539,337	4.7%
Ghana	10,386,712	3.3%	13,685,366	4.8%
Guatemala	—	0.0%	10,504	0.0%
Hong Kong	24,237,258	7.6%	25,532,915	8.9%
Indonesia	15,000,000	4.7%	—	0.0%
Jersey	15,000,000	4.7%	1,161,200	0.4%
Kenya	13,270,083	4.2%	14,034,913	4.9%
Malaysia	15,858,045	5.0%	15,858,045	5.5%
Mauritius	209,397	0.1%	434,619	0.2%
Mexico	31,749,087	10.0%	29,730,723	10.3%
Morocco	628,862	0.2%	628,861	0.2%
Namibia	15,282,684	4.8%	15,242,460	5.3%
Netherlands	9,728,061	3.1%	8,893,693	3.1%
Nigeria	12,776,278	3.9%	14,500,502	5.1%
Peru	4,737,437	1.5%	4,737,437	1.6%
Romania	3,764,972	1.2%	1,821,078	0.6%
Singapore	16,734,156	5.3%	16,483,354	5.7%
South Africa	497,462	0.2%	497,462	0.2%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	9,435,655	3.0%	8,755,878	3.0%
Zambia	—	0.0%	2,203,673	0.8%
N/A	3,758,063	1.2%	3,758,063	1.3%
Total	$317,242,705	100.0%	$287,574,298	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of June 30, 2021:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$118,347,223	$—	$—	$118,347,223
Senior secured term loan participations	147,656,352	—	—	147,656,352
Senior secured trade finance participations	46,392,899	—	—	46,392,899
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,088,168	—	—	1,088,168
Total	$317,242,705	$—	$—	$317,242,705

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2020:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$106,899,154	$—	$—	$106,899,154
Senior secured term loan participations	129,917,253			129,917,253
Senior secured trade finance participations	45,800,210	—	—	45,800,210
Other investments	3,758,063			3,758,063
Equity warrants	1,199,618			1,199,618
Total	$287,574,298	$—	$—	$287,574,298

The following is a reconciliation of activity for the six months ended June 30, 2021, of investments classified as Level 3:

	Fair Value at December 31, 2020	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in appreciation (depreciation)	Fair Value at June 30, 2021
Senior secured term loans	$106,899,154	$10,000,000	$(3,306,967)	$5,107,825	$(352,789)	$118,347,223
Senior secured term loan participations	129,917,253	25,865,571	(9,039,542)	5,039,642	(4,126,572)	147,656,352
Senior secured trade finance participations	45,800,210	5,000,000	(1,142,757)	675,937	(3,940,491)	46,392,899
Short term and other investments	3,758,063	—	—	—	—	3,758,063
Equity warrants	1,199,618	—	—	—	(111,450)	1,088,168
Total	$287,574,298	$40,865,571	$(13,489,266)	$10,823,404	$(8,531,302)	$317,242,705

There were no transfers into and out of Level 3 investments. We recorded realized losses of $909,584 for the Company’s investments classified as Level 3 during the three and six months ended June 30, 2021 and none for the three and six months ended June 30, 2020. Net unrealized depreciation for the six months ended June 30, 2021 and 2020 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $8,531,302 and $9,730,903, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of June 30, 2021, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2021:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$43,897,304	Income approach (DCF)	Market yield	8.5% - 17.5% (10.6%)
Senior secured trade finance participations (1)	$2,495,595	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$118,347,223	Income approach (DCF)	Market yield	6.0% - 14.5% (11.6%)
Senior secured term loan participations	$147,656,352	Income approach (DCF)	Market yield	9.7% - 16.0% (12.6%)
Other investments (3)	$3,758,063	Income approach (DCF)	Market yield	8.80%
Equity warrants	$1,088,168	Option Pricing Method	Estimated company value	N/A

(1)	Collateral based approach used for the following watch list investments: Conplex International Ltd. (“Conplex”). See Note 3 “Watch List Investments” for further information.
(2)

The Company used the income approach for all Watch List investments except for Conplex and Sancor and a hybrid of the collateral based approach and the income approach for Sancor, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years. See Note 3 “Watch List Investments” for further information.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and six months ended June 30, 2021 and 2020.

Operating Expense Responsibility Agreement

On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”).  The Responsibility Agreement amends and replaces the prior agreement and amended the manner in which reimbursements to the Sponsor under the agreement will be allocated.  Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,231 of expenses, which had been paid by the Company as of December 31, 2017.

Pursuant to the Responsibility Agreement, the Sponsor will only be entitled to reimbursement of the cumulative expenses it has incurred on the Company’s behalf to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). If the Sponsor is entitled to receive reimbursement for any given quarter because the Company’s investment income exceeds the Reimbursement Hurdle for such quarter, the Company will apply 50% of the excess amount (the “Reimbursement Amount”) for such quarter as follows: (i) first, the Company will apply the Reimbursement Amount to reimburse the Sponsor for all expenses, other than asset management fees and incentive fees, that the Sponsor previously paid on the Company’s behalf, which will generally consist of operating expenses (the “Previously Paid Operating Expenses”) until all Previously Paid Operating Expenses have been reimbursed; and (ii) second, the Company will apply the Reimbursement Amount remaining after the payment of all Previously Paid Operating Expenses to reimburse the Sponsor for the asset management fees and incentive fees that the Sponsor has agreed to pay on the Company’s behalf until all such asset management fees and incentive fees accrued to date have been reimbursed.

Transactions

For the three months ended June 30, 2021 and 2020, the Advisor earned $1,769,982 and $1,844,871, respectively, in asset management fees and $1,347,541 and $1,628,075, respectively, in incentive fees. For the six months ended June 30, 2021 and 2020, the Advisor earned $3,579,212 and $3,691,427, respectively, in asset management fees and $2,128,997 and $2,479,186, respectively, in incentive fees.

As of June 30, 2021 and December 31, 2020, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231 and $4,057,734, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,605,851 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company.  Such amounts include approximately $16,000 and $0 of offering costs incurred by the Sponsor during the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company paid approximately $80,000 and $0 in reimbursement of offering costs to the Sponsor, respectively. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the commencement of the Company’s operations, the Company has reimbursed the Sponsor a total of approximately $17,318,000 of offering and organization costs as of June 30, 2021.

For the six months ended June 30, 2021 and 2020, we paid SC Distributors, the dealer manager for certain of our prior offerings, approximately $220,000 and $239,000, respectively in ongoing distribution fees, dealer manager fees and service fees.

Note 7. Notes Payable

The Company notes payable consist of the following:

	June 30, 2021	December 31, 2020
	Outstanding Balance	Outstanding Balance
Christian Super promissory note	$5,000,000	$5,000,000
Total notes payable	$5,000,000	$5,000,000

Christian Super Promissory Notes

     On December 18, 2018, Trilinc Global Impact Fund Cayman, Ltd. (“TGIFC”) issued $5 million of Series 2 Senior Secured Promissory Notes (“CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”) pursuant to the CS Notes private offering. The CS Note has an interest rate of 3.5% per annum plus one-year LIBOR (3.83% as of June 30, 2021) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the CS Note (and any unpaid interest) is due in one balloon payment on December 18, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of June 30, 2021, the Company was in full compliance with all such representations, warranties and covenants.

For the three months ended June 30, 2021 and 2020, the Company recognized $47,794 and $68,536, respectively, in interest expense. For the six months ended June 30, 2021 and 2020, the Company recognized $95,062 and $137,073, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2021	$5,000,000
Thereafter	-
$5,000,000

Note 8. Unit Capital

As of June 30, 2021, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of June 30, 2021, the Company recorded a liability in the aggregate amount of $468,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of June 30, 2021 is calculated based on a net asset value per Class C, Class I and Class W units of $7.54 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the six months ended June 30, 2021:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	June 30,
	2020	the Period	the Period	2021
Class A units	17,996,350	266,438	(190,080)	18,072,708
Class C units	7,970,536	53,714	(121,454)	7,902,796
Class I units	10,454,368	238,254	(218,465)	10,474,157
Class W units	24,555	-	-	24,555
Class Y units	1,937,455	401,148	(29,232)	2,309,371
Class Z units	8,423,851	-	-	8,423,851
Total	46,807,115	959,554	(559,231)	47,207,438

The total of 959,554 units issued during the six months ended June 30, 2021 included 559,321 units issued under the DRP at a value of $4,253,000 and 401,148 units sold pursuant to our private placement for aggregate gross proceeds of $3,059,000.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the second quarter of 2021 have been made at a price equal to $7.54 per unit, which was the net asset value per unit of each class as of March 31, 2021, the most recently disclosed net asset value at the time of repurchase.

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

During the six months ended June 30, 2021, the Company fulfilled repurchase requests for a total of 559,231 units at a weighted average repurchase price per unit of $7.58 for an aggregate repurchase price of $4,238,636. As of June 30, 2021, $1,832,347 of these repurchase requests were pending processing and were completed by the Company in July 2021. For the quarter ended June 30, 2021, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company fulfilled 8.14% of eligible repurchase requests (based on the number of units submitted for repurchase) and approximately 2,368,000 units were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the six months ended June 30, 2021:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2021	November 10, 2020	$0.00168675	$1,676,282	$767,969	$2,444,251
February 28, 2021	November 10, 2020	$0.00168675	1,519,708	695,616	2,215,324
March 31, 2021	February 26, 2021	$0.00168675	1,710,833	753,903	2,464,736
April 30, 2021	March 26, 2021	$0.00168675	1,630,169	741,528	2,371,697
May 31, 2021	March 26, 2021	$0.00145753	1,465,099	659,878	2,124,977
June 30, 2021	May 12, 2021	$0.00144603	1,413,132	634,247	2,047,379
Total for 2021			$9,415,223	$4,253,141	$13,668,364

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

The Company’s board of managers authorized the declaration of distributions for June, July and August of 2021. These distributions were or will be calculated based on unitholders of record for each day in an amount equal to $0.00144603 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $7.54, determined as of March 31, 2021. These distributions have been or will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2021 and 2020:

	Six months ended
	June 30,	June 30,
	2021	2020
Per unit data (1):
Net asset value at beginning of period	$7.58	$8.01
Net investment income	$0.23	$0.26
Net change in unrealized depreciation on investments	$(0.18)	$(0.21)
Realized loss on investments	$(0.02)	$-
Net increase in net assets resulting from operations	$0.03	$0.05
Distributions	$(0.29)	$(0.31)
Net change in accrued distribution and other fees	$-	$0.01
Net decrease in net assets	$(0.26)	$(0.25)
Net asset value at end of period (2)	$7.32	$7.76
Total return based on net asset value (3)	0.36%	0.62%
Net assets at end of period	$345,878,834	$360,501,166
Units Outstanding at end of period	47,207,438	46,464,609
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.34%	6.09%
Ratio of net operating expenses to average net assets	5.10%	4.90%

1	The per unit data was derived by using the weighted average units outstanding during the six months ended June 30, 2021 and 2020, which were 46,974,996 and 46,463,428, respectively.
2

For financial statement reporting purposes under GAAP, as of June 30, 2021 and 2020, the Company recorded a liability in the amount of $468,000 and $489,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2021.

Distributions

The cash distributions for July totaled $1,428,740. With respect to unitholders participating in the Distribution Reinvestment Plan, $647,088 of the distributions for July were reinvested in units.

The Company’s board of managers authorized the declaration of distributions for September, October and November of 2021. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00140710 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $7.34, determined as of June 30, 2021. These distributions will be paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Investments

Subsequent to June 30, 2021 through August 13, 2021, the Company funded approximately $11.5 million in new investments and received proceeds from repayment of investments of approximately $3.5 million.

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

From time to time we opportunistically seek to raise capital through sales of our common units in private placements that are exempt from registration under the Securities Act, as amended (the “Securities Act”). For example, we currently are seeking to raise up to $500,000,000 in a continuous private offering of our Class Y and Class Z units that will expire on August 25, 2022, unless extended or terminated earlier by us.

For the six months ended June 30, 2021, we issued 559,321 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $4,253,000. In addition, for the six months ended June 30, 2021, we issued 401,148 of our units for gross proceeds of approximately $3,059,000 pursuant to our ongoing private placement described above. As of June 30, 2021, $33,176,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to June 30, 2021, we have issued an aggregate of 53,734,346 of our units, including 6,526,908 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $500,343,000 including approximately $55,162,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $478,681,000.

Impact of COVID-19

The ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020, in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 further adversely impacts the Company’s borrowers’ businesses, financial condition and results of operations, it may result in their inability to make required payments in the near term, which could impact the fair value of the Company’s investments. Although multiple vaccines have been approved for use in certain countries and the vaccination rates in the United States and certain other parts of the world have been encouraging, there is still uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be fully relaxed. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company made material adjustments to the fair value of certain of its investments, in part due to the impact of COVID-19. These adjustments, which amounted to $3,225,544 and $6,417,933, respectively, in the aggregate during the six months ended and the year ended December 31, 2020, were made with respect to 20.6% and 23.0%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

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

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied. As indicated under "-Watch List Investments" below, the borrowers with respect to the investment added to the Watch List for the six months ended June 30, 2021 and three of the six investments added to the Watch List for the year ended December 31, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due to the disruptions associated with COVID-19, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic is expected to be prolonged and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was one of the material contributors to the $0.26 decline in the Company’s NAV per unit as of June 30, 2021, as compared to the Company’s NAV per unit as of December 31, 2020.

In addition, the Company saw a slowdown in transaction volume due to the impact of the pandemic through most of 2020, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) were no longer in a position to appropriately add debt capital.  While transaction volume has increased in recent months, it has not recovered to pre-pandemic levels and may continue to be affected by restrictions on travel and other shelter in place orders, making it more difficult to conduct in-person visits with potential borrowers. Additionally, in future periods, the Company may hold higher levels of cash than before the pandemic to ensure it has sufficient cash available to meet its cash obligations. Uncertain or inconsistent deployment of capital or higher cash balances each have the potential to further reduce cash flow generated to cover the Company’s distributions to its unitholders and/or cause the Company to further reduce its NAV in future periods.

Outlook

As noted above, the pandemic has had an adverse impact on many of our borrowers as a result of the ongoing pandemic. The adverse impact on the global supply chain has been one of the largest challenges for our borrowers, as most of them are exporters directly tied to global trade. Some of these challenges include: demand from suppliers to be paid in cash rather than supplier credit, significant increases in shipping costs (when and if shipping is reliably available), and delays in the payment of receivables, all of which put pressure on borrowers’ working capital needs. Similarly, our borrowers experienced challenges related to the decrease in global demand, which has resulted in declines in revenue for many of them. While many of our borrowers have been able to manage these declines by proactively reducing their operating expenses, a return to pre-pandemic global demand levels will be critical to our borrowers seeing a sustainable recovery with respect to revenue. We believe conditions should continue to improve if the global economy continues to emerge from the restrictions and lockdowns that were put in place to curb the spread of COVID-19. In order to see a rebound in global supply and demand, the supply chain challenges must be eased. As noted above, we have seen some improvement in conditions as vaccinations are deployed in greater numbers, but we believe the effective distribution of vaccines to the populations of emerging market countries will be critical to a full economic recovery for our affected borrowers. Although certain emerging market countries, especially in Asia, are expected to have strong economic growth in the coming quarters, the delay in rolling out vaccinations in emerging market countries where many of our borrowers are located has caused, and we believe will continue to cause, a lag in their economic recovery in coming quarters.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of June 30, 2021, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating.  We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of June 30, 2021, 18% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our sub-advisors to seek to ensure any transition away from LIBOR will have minimal impact on our investments, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

From our inception through December 31, 2017, under the terms of the Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $16.3 million have not been reimbursed to the Sponsor as of June 30, 2021.

Portfolio and Investment Activity

During the six months ended June 30, 2021, we invested approximately $40.9 million across two separate portfolio companies, including one new borrower. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $12.6 million.

At June 30, 2021 and December 31, 2020, the Company’s investment portfolio included 40 and 41 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of June 30, 2021		As of December 31, 2020
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$118,347,223	37.4%	$106,899,154	37.2%
Senior secured term loan participations	147,656,352	46.5%	129,917,253	45.2%
Senior secured trade finance participations	46,392,899	14.6%	45,800,210	15.9%
Short term and other investments *	3,758,063	1.2%	3,758,063	1.3%
Equity warrants	1,088,168	0.3%	1,199,618	0.4%
Total investments	$317,242,705	100.0%	$287,574,298	100.0%

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

As of June 30, 2021, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.6%, 12.6%, 11.6%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.8% on our total portfolio.

As of June 30, 2020, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 11.7%, 12.7%, 12.4%, and 8.8%, respectively, for a weighted average yield on investments of approximately 12.3% on our total portfolio.

As of June 30, 2021, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,494,362
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021	(2)	1,456,162	1,456,162
Minor Metals Resource Trader	Secondary Nonferrous Metals	Responsible Metals Distribution	Hong Kong	12.00%	6/22/2021	(4)	2,500,000	2,500,000
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	8/1/2021		1,009,965	1,009,965
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	9.16% Cash/2.20% PIK	6/18/2025		13,654,514	13,654,514
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023		19,241,663	19,241,663
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023		15,858,045	15,858,045
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2022	(3)	30,660,919	31,749,087
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024		10,000,000	10,000,000
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	5/26/2022		5,000,000	5,000,000
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	11.00%	12/31/2024		4,737,437	4,737,437
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	11.47%	8/18/2021		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	10.00% Cash/3.00% PIK	11/23/2023		18,898,970	19,099,159
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/8.00% PIK	12/7/2023		6,243,279	6,198,973
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	8/21/2021	(2)	13,802,102	11,491,902
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	9/1/2025		8,109,916	8,109,916
Mall Operator	Department Stores	Infrastructure Development	Croatia	8.50% Cash/4.50% PIK	1/23/2022		9,886,180	9,886,180
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		10,386,712	10,386,712
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	9.70%	9/30/2026		15,000,000	15,000,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	7.67% Cash/4.00% PIK	3/31/2023	(2)	14,320,165	13,270,083
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021	(2)	17,884,001	15,282,684
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	14.23%	8/20/2021		8,275,000	9,728,061
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	10.60%	9/16/2020	(2)	16,452,971	11,262,055
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	7.00% Cash/7.00% PIK	5/20/2024		3,764,972	3,764,972
Grain Processor C	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	14.50%	4/30/2024		9,363,985	9,435,655
FMCG Manufacturer	Soap, Detergents, and Cleaning	Responsible Consumer Goods Production	Zambia	10.38%	8/27/2023		-	-
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	6,055,061
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,590,979
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,361,679
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.00%	6/30/2022	(2)	14,208,736	13,616,859
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	1,375,794
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Singapore	3.00% Cash/3.00% PIK	8/18/2025	(2)	18,876,517	16,734,156
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	5/31/2020	(2)	9,500,000	2,495,595
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	10.61%	8/31/2021	(4)	209,397	209,397
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	1,433,058	628,862
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	12/15/2021	(4)	675,256	675,256
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	12/15/2021	(4)	838,967	838,967

Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	17.50%	5/22/2015	(2)	785,806	497,462
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$317,242,705

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of June 30, 2021, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	36,594,754	11.5%
Inclusive Finance	13,859,881	4.4%
Infrastructure Development	42,859,739	13.5%
Recycling	46,032,463	14.5%
Responsible Consumer Goods Production	18,230,470	5.7%
Responsible Fuel Storage	10,386,712	3.3%
Responsible Industrial Goods Distribution	15,858,045	5.0%
Responsible Logistics Management	24,532,138	7.7%
Responsible Metals Distribution	19,234,156	6.1%
Responsible Natural Resources Distribution	19,241,663	6.1%
Sustainable Agriculture & Agroprocessing	59,959,050	18.9%
Sustainable Dairy Production	4,590,979	1.4%
Technological Innovation	1,456,162	0.5%
Other	3,758,063	1.2%
Total	$317,242,705	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of June 30, 2021, the Company was in compliance with all of the above concentration limits.

Watch List Investments

Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

Results of Operations

Consolidated operating results for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income
Interest income	$9,464,096	$10,903,460	$18,614,542	$20,860,302
Interest from cash	9,870	18,722	37,299	62,379
Total investment income	9,473,966	10,922,182	18,651,841	20,922,681
Expenses
Asset management fees	1,769,982	1,844,871	3,579,212	3,691,427
Incentive fees	1,347,541	1,628,075	2,128,997	2,479,186
Professional fees	459,852	516,940	1,321,807	1,786,759
General and administrative expenses	394,258	287,086	678,745	643,253
Interest expense	47,794	68,536	95,062	137,073
Board of managers fees	64,375	64,375	128,750	128,750
Total expenses	4,083,802	4,409,883	7,932,573	8,866,448
Net investment income	$5,390,164	$6,512,299	$10,719,268	$12,056,233

Revenues

Three months ended June 30, 2021 and 2020

For the three months ended June 30, 2021 and 2020, total investment income amounted to $9,473,966 and $10,922,182, respectively. Interest income decreased by $1,439,364 during the three months ended June 30, 2021 compared to the same period in 2020 as a result of a decrease in our weighted average investment portfolio of approximately $8,853,000 and decrease in the weighted average yield of approximately 1.6% from a weighted average yield of 12.7% for the three months ended June 30, 2020 to approximately 11.1% for the three months ended June 30, 2021. The decrease in the average size of our portfolio during the second quarter of 2021 was due to investment repayments that were not redeployed. The decrease in yield was primarily due to a change in the mix of investments.

During the three months ended June 30, 2021, $5,846,232 or 61.8% of the interest income earned came from loan and trade finance participations and $3,617,865 or 38.2% came from direct loans. In addition, we earned $9,870 in interest income on our cash balances.

During the three months ended June 30, 2020, $7,676,064 or 70.4% of the interest income earned came from loan and trade finance participations and $3,227,397 or 29.6% came from direct loans. In addition, we earned $18,722 in interest income on our cash balances.

Six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021 and 2020, total investment income amounted to $18,651,841 and $20,922,681, respectively.  Interest income decreased by $2,245,760 during the six months ended June 30, 2021 compared to the same period in 2020 as a result of a decrease in our weighted average investment portfolio of approximately $17,288,000 and decrease in the weighted average yield of approximately 0.5% from a weighted average yield of 12.3% for the six months ended June 30, 2020 to approximately 11.8% for the six months ended June 30, 2021. The decrease in the average size of our portfolio during the second quarter of 2021 was due to investment repayments that were not redeployed. The decrease in yield was primarily due to a change in the mix of investments.

During the six months ended June 30, 2021, $11,607,526 or 62.4% of the interest income earned came from loan and trade finance participations and $7,007,016 or 37.6% came from direct loans. In addition, we earned $37,299 in interest income on our cash balances.

During the six months ended June 30, 2020, $14,736,859 or 70.7% of the interest income earned came from loan and trade finance participations and $6,123,444 or 29.3% came from direct loans. In addition, we earned $62,379 in interest income on our cash balances.

Expenses

Three months ended June 30, 2021 and 2020

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended June 30, 2021 increased by $29,342 to $966,279 from $936,937 for the three months ended June 30, 2020.  The increase was primarily due to the following: 1) increase in general and administrative expenses of $107,172 offset by 2) a decrease in interest expense of $20,742, which was attributable to a decrease in outstanding indebtedness and 3) a decrease in professional fees of $57,088 which was primarily due to less fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the three months ended June 30, 2021 and 2020, the asset management fees amounted to $1,769,982 and $1,844,871, respectively. The incentive fees for the three months ended June 30, 2021 and 2020 amounted to $1,347,541 and $1,628,075, respectively.  The decrease in incentive fees is due to the decrease in revenue during the second quarter of 2021.

Six months ended June 30, 2021 and 2020

Total operating expenses, excluding the asset management and incentive fees, incurred for the six months ended June 30, 2021 decreased by $471,471 to $2,224,364 from $2,695,835 for the six months ended June 30, 2020.  The decrease was primarily due to the following: 1) a decrease in interest expense of $42,011, which was attributable to a decrease in outstanding indebtedness and 2) a decrease in professional fees of $464,952 which was primarily due to less fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the six months ended June 30, 2021 and 2020, the asset management fees amounted to $3,579,212 and $3,691,427, respectively. The incentive fees for the six months ended June 30, 2021 and 2020 amounted to $2,128,997 and $2,479,186, respectively.  The decrease in incentive fees is due to the decrease in revenue during the second quarter of 2021.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded realized losses of $909,584 for the three and six months ended June 30, 2021 and none for the three and six months ended June 30, 2020. We recorded unrealized losses of $7,555,975 and $1,052,185 for the three months ended June 30, 2021 and 2020. We recorded unrealized losses of $8,531,302 and $9,730,903 for the six months ended June 30, 2021 and 2020, respectively. These unrealized losses were primarily driven by macro events, including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, we had approximately $11.6 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. As noted above, the combination of a slower pace of deployment of capital with higher cash balances may further reduce cash flows generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses.  The Company did not meet the Reimbursement Hurdle for the quarter ended June 30, 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended June 30, 2021.  As of June 30, 2021, there is a remaining aggregate balance of approximately $16.3 million in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals.  We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement.  On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of June 30, 2021, TGIFC has $5 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of June 30, 2021, we had $5 million in total debt outstanding with a debt to equity ratio of 1.4%.

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

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of June 30, 2021:

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

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16,273,800 as of June 30, 2021.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the six months ended June 30, 2021, we paid a total of $13,668,364 in distributions, comprised of $9,415,223 paid in cash and $4,253,141 reinvested under our DRP.

Related Party Transactions

For the six months ended June 30, 2021 and 2020, the Advisor earned $3,579,212, and $3,691,427, respectively, in asset management fees and $2,128,997 and $2,479,186, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,240,231 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of $16,273,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended June 30, 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231 and $4,057,734, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the six months ended June 30, 2021 and 2020, we paid SC Distributors, the dealer manager for certain of our prior offerings, $220,000 and $239,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Legal Proceedings

As of June 30, 2021, the Company was not a party to any material legal proceedings other than as set forth in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

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

There have been no significant changes to our critical accounting policies, estimates and judgments during six months ended June 30, 2021, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 11. Subsequent Events".

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of June 30, 2021.

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

Part II. Other Information

Item 1. Legal Proceedings.

As of June 30, 2021, the Company was not a party to any material legal proceedings other than the legal proceedings described in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021, we sold an aggregate of 401,148 Class Y units to accredited investors for an aggregate amount of $3,059,000.  The units were issued pursuant to an exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act, for transactions not involving a public offering.

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the second quarter of 2021 were redeemed at a price equal to $7.54 per unit, which was the net asset value per unit of each class as of March 31, 2021.

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

During the three months ended June 30, 2021, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
04/01/2021 - 04/30/2021	306,857	$7.607	306,857	892,446
05/01/2021 - 05/31/2021	375	$7.619	375	892,446
06/01/2021 - 06/30/2021	—	$-	—	892,446
Total	307,232	$7.607	307,232

During the three months ended June 30, 2021, we repurchased 307,232 units for a total of $2,337,247.  In addition, as of June 30, 2021, there were repurchase requests for a total of 243,009 units that were pending which were processed by the Company during July 2021 at a price of $7.54 per unit. For the quarter ended June 30, 2021, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that we fulfilled 8.14% of eligible repurchase requests (based on the number of units submitted for repurchase). Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

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

4.1	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 14, 2020.

4.2	Fourth Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 13, 2019.

10.1*	Second Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC, dated as of May 12, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

August 13, 2021	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

August 13, 2021	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer