Form 10-Q
period 2021-09-30
TriLinc Global Impact Fund LLC
filed 2021-11-12
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 12, 2021, the Company had outstanding 18,136,819 Class A units, 7,854,517 Class C units, 10,537,127 Class I units, 24,555 Class W units, 2,662,746 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Investments owned, at fair value (amortized cost of $357,823,771 and $315,576,654, respectively)	$318,242,227	$287,574,298
Cash	7,305,813	55,002,776
Interest receivable	25,213,149	21,076,328
Due from affiliates (see Note 5)	4,240,231	4,057,734
Other assets	1,321,125	990,387
Total assets	356,322,545	368,701,523

LIABILITIES
Due to unitholders	1,363,781	1,640,061
Management fee payable	1,758,565	1,816,626
Incentive fee payable	1,049,785	1,215,456
Notes payable	5,000,000	5,000,000
Unit repurchases payable	1,861,352	2,282,554
Accrued distribution and other fees	452,000	480,000
Other payables	932,476	993,196
Total liabilities	12,417,959	13,427,893
Commitments and Contingencies (see Note 5)
NET ASSETS	$343,904,586	$355,273,630

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$139,269,353	$144,861,885
Net capital paid in on Class C units	59,968,689	63,700,945
Net capital paid in on Class I units	80,855,264	84,131,597
Net capital paid in on Class W units	187,933	196,655
Net capital paid in on Class Y units	19,859,587	15,595,564
Net capital paid in on Class Z units	61,081,468	64,024,791
Offering costs	(17,317,708)	(17,237,807)
Net assets (equivalent to $7.251 and $7.600, respectively per unit based on total units outstanding of 47,490,815 and 46,807,115, respectively)	$343,904,586	$355,273,630
Net assets, Class A (units outstanding of 18,100,335 and 17,996,350, respectively)	$131,245,789	$136,779,779
Net assets, Class C (units outstanding of 7,849,929 and 7,970,536, respectively)	56,488,951	60,121,402
Net assets, Class I (units outstanding of 10,511,065 and 10,454,368, respectively)	76,195,891	79,436,572
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	177,048	185,627
Net assets, Class Y (units outstanding of 2,581,080 and 1,937,455, respectively)	18,715,439	14,725,459
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	61,081,468	64,024,791
NET ASSETS	$343,904,586	$355,273,630

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest income	$9,069,603	$11,563,734	$27,684,145	$32,424,036
Interest from cash	3,703	8,651	41,002	71,030
Total investment income	9,073,306	11,572,385	27,725,147	32,495,066
EXPENSES
Asset management fees	1,758,565	1,826,223	5,337,777	5,517,650
Incentive fees	1,049,785	1,626,134	3,178,782	4,105,320
Professional fees	601,923	1,115,678	1,923,730	2,902,437
General and administrative expenses	362,157	366,147	1,040,902	1,009,400
Interest expense	48,319	69,290	143,381	206,363
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,885,124	5,067,847	11,817,697	13,934,295
NET INVESTMENT INCOME	5,188,182	6,504,538	15,907,450	18,560,771
Net change in unrealized depreciation on investments	(3,047,884)	(4,114,774)	(11,579,186)	(13,845,677)
Realized loss on investments	—	—	(909,584)	—
Foreign exchange gain (loss)	(7,071)	14,896	(10,699)	15,991
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,133,227	$2,404,660	$3,407,981	$4,731,085

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.11	$0.14	$0.34	$0.40
EARNINGS PER UNIT - BASIC AND DILUTED	$0.04	$0.05	$0.07	$0.10
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,436,977	46,611,977	47,155,072	46,497,461

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020
INCREASE FROM OPERATIONS
Net investment income	$15,907,450	$18,560,771
Foreign exchange gain (loss)	(10,699)	15,991
Net change in unrealized depreciation on investments	(11,579,186)	(13,845,677)
Realized loss on investments	(909,584)	—
Net increase from operations	3,407,981	4,731,085
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(7,642,989)	(8,283,084)
Distributions to Class C unitholders	(3,315,396)	(3,649,963)
Distributions to Class I unitholders	(4,430,340)	(4,861,496)
Distributions to Class W unitholders	(9,418)	(10,261)
Distributions to Class Y unitholders	(945,866)	(726,736)
Distributions to Class Z unitholders	(3,561,951)	(3,893,247)
Net decrease from distributions	(19,905,960)	(21,424,787)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	2,924,911	3,259,118
Issuance of Class C units	434,851	1,613,550
Issuance of Class I units	2,779,123	2,105,920
Issuance of Class W units	—	—
Issuance of Class Y units	5,161,177	3,579,722
Repurchase of units	(6,119,226)	(6,963,843)
Offering costs	(79,901)	—
Distribution and other fees	28,000	296,000
Net increase from capital transactions	5,128,935	3,890,467
NET CHANGE IN NET ASSETS	(11,369,044)	(12,803,235)
Net assets at beginning of period	355,273,630	369,595,560
Net assets at end of period	$343,904,586	$356,792,325

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$3,407,981	$4,731,085
ADJUSTMENT TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(52,319,912)	(24,250,000)
Maturity of investments	25,869,766	37,950,300
Payment-in-kind interest	(15,640,421)	(14,275,118)
Net change in unrealized depreciation on investments	11,579,186	13,845,677
Realized loss on investments	909,584	—
Foreign exchange loss	10,699	(15,991)
Accretion of discounts on investments	(1,066,132)	(242,031)
Changes in assets and liabilities:
Increase in interest receivable	(4,147,520)	(8,094,526)
Increase in other assets	(513,235)	(1,855,529)
Decrease in due to unitholders	(276,280)	(8,352)
Decrease in management and incentive fees payable	(223,732)	80,894
Decrease in other payables	(60,720)	(5,524)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(32,470,736)	7,860,885
Cash flows from financing activities
Net proceeds from issuance of units	5,149,633	3,577,742
Distributions paid to unitholders	(13,755,530)	(14,444,219)
Payments of offering costs	(79,901)	—
Repurchase of units	(6,540,429)	(6,996,230)
NET CASH USED IN FINANCING ACTIVITIES	(15,226,227)	(17,862,707)
TOTAL DECREASE IN CASH	(47,696,963)	(10,001,822)
Cash at beginning of period	55,002,776	22,333,304
Cash at end of period	$7,305,813	$12,331,482
Supplemental information
Cash paid for interest during the period	$143,381	$206,363
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$6,150,429	$6,980,569
Change in accrual of distribution and other fees	$(28,000)	$(296,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2021

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,494,362	0.7%
Chile	Itelecom Holding Chile SPA (5), (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,456,162	1,456,162	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	1/15/2022	724,277	N/A	724,277	724,277	0.2%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	13,654,514	N/A	13,654,514	13,654,514	4.0%
Hong Kong	Other Investments (11)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	19,807,154	N/A	19,807,154	19,807,154	5.8%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	13.00%	0.0%	3/4/2024	10,000,000	N/A	10,000,000	10,000,000	2.9%
Malaysia	Other Investments (7)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	17,228,993	N/A	17,228,993	17,228,993	5.0%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2022	31,784,727	N/A	31,784,727	31,784,727	9.2%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	11.00%	0.0%	12/31/2024	4,843,737	N/A	4,843,737	4,843,737	1.4%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.00% PIK	0.0%	8/18/2025	19,728,938	N/A	19,728,938	17,586,577	5.1%
Total Senior Secured Term Loans									122,079,798	119,580,503	34.7%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	9.63%	0.0%	8/18/2023	4,740,000	47%	4,740,000	4,740,000	1.4%
Brazil	Other Investments (13)	Programming and Data Processing	IT Service Provider	10.00% Cash/3.00% PIK	0.0%	11/23/2023	18,948,993	27%	19,173,205	19,173,205	5.6%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/8.00% PIK	0.0%	12/7/2023	6,370,920	42%	6,331,197	6,331,197	1.8%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	12/31/2021	13,971,465	88%	13,971,465	11,661,265	3.4%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender	11.90%	0.0%	9/1/2025	7,860,322	49%	7,860,322	7,860,322	2.3%
Croatia	Other Investments (8), (20)	Department Stores	Mall Operator	8.50% Cash/4.50% PIK	0.0%	1/23/2022	10,005,897	5%	10,005,897	10,005,897	2.9%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	9,762,060	76%	9,762,060	9,762,060	2.8%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	9.70%	3.0%	9/30/2026	15,000,000	14%	15,000,000	15,000,000	4.4%
Kenya	Multiple ICD (Kenya) Limited (17)	Freight Transportation Arrangement	Freight and Cargo Transporter	7.67% Cash/4.00% PIK	0.0%	3/31/2023	14,466,549	42%	14,466,549	13,416,467	3.9%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	18,068,803	100%	18,068,803	15,472,842	4.5%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	2/8/2023	8,275,000	44%	9,328,061	9,328,061	2.7%
Nigeria	Helios Maritime I (15), (17)	Water Transportation	Marine Logistics Provider	10.60%	0.8%	11/30/2021	16,902,627	100%	16,902,627	9,803,515	2.9%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	7.00% Cash/7.00% PIK	2.5%	5/20/2024	3,832,324	32%	3,832,324	3,832,324	1.1%
Uganda	Other Investments	Farm Products	Grain Processor F	13.50%	0.0%	7/8/2024	501,101	100%	501,101	501,101	0.1%
Uganda	Other Investments	Farm Products	Grain Processor G	11.50%	0.0%	6/30/2025	11,176,537	98%	11,376,537	11,376,537	3.3%
Total Senior Secured Term Loan Participations									161,320,148	148,264,793	43.1%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,772,744	1.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,590,979	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.8%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.00%	0.0%	6/30/2022	14,635,592	72%	14,635,590	14,043,714	4.1%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	518,423	0.2%
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,500,000	26%	9,500,000	2,495,595	0.7%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2022	5,000,000	33%	5,000,000	5,000,000	1.5%
Mauritius	Other Investments	Groceries and Related Products	Vanilla Exporter	10.61%	0.0%	11/30/2021	86,046	2%	86,046	86,046	0.0%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,862	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader III	8.50%	0.0%	12/15/2021	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader II	8.50%	0.0%	12/15/2021	832,952	14%	832,952	832,952	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									68,423,825	45,550,700	13.2%
Short Term Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,088,168	0.3%

Total Investments									$357,823,771	$318,242,227

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly. The maturity date is expected to be extended in connection with a restructure of the loan.
[6]	Principal and interest paid quarterly.
[7]	Interest paid quarterly. Principal to be repaid in quarterly installments starting in September 2020.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest to be paid at maturity.
10

Quarterly interest payments. Principal to start amortizing 15 months from 03/26/18, the initial utilization date (IUD) as follows: 4.5% of loan balance quarterly until IUD + 27 months, then 6.5% of loan balance quarterly until IUD + 48 months, thereafter 7.5% of loan balance quarterly until maturity.

11	Interest paid quarterly. Principal to be repaid in full in March 2022.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan.
13

Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of earnings before interest, taxes, depreciation and amortization (“EBITDA”) after a minimum threshold has been achieved by the borrower.

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

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2020

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,367,936	0.7%
Chile	Itelecom Holding Chile SPA (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,434,285	1,434,285	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	1,816,934	N/A	1,816,934	1,816,934	0.5%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	13,503,499	N/A	13,503,499	13,503,499	3.8%
Hong Kong	Other Investments (13)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	5,000,000	N/A	5,000,000	5,000,000	1.4%
Hong Kong	Other Investments (11), (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/31/2020	17,166,559	N/A	17,166,559	17,166,559	4.8%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	3.00% Cash/3.00% PIK	0.0%	8/18/2025	18,146,500	N/A	18,146,500	16,483,354	4.6%
Malaysia	Other Investments (7)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	12/31/2022	15,858,045	N/A	15,858,045	15,858,045	4.5%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	28,531,105	N/A	28,531,105	28,531,105	8.0%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	11.00%	0.0%	12/31/2024	4,737,437	N/A	4,737,437	4,737,437	1.3%
Total Senior Secured Term Loans									109,045,660	106,899,154	30.0%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	11.47%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/23/2023	18,362,141	27%	18,502,811	18,502,811	5.2%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/6.00% PIK	0.0%	12/7/2023	5,999,538	42%	5,946,066	5,946,066	1.7%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	13,478,292	88%	13,478,292	11,337,937	3.2%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender	11.90%	0.0%	9/1/2025	1,245,664	7%	1,245,664	1,245,664	0.4%
Croatia	Other Investments (8), (20), (23)	Department Stores	Mall Operator	8.50% Cash/4.50% PIK	0.0%	1/23/2021	9,360,235	5%	9,360,235	9,360,235	2.6%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	13,685,366	76%	13,685,366	13,685,366	3.9%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	10.06%	3.0%	3/28/2023	1,417,700	16%	1,161,200	1,161,200	0.3%
Kenya	Other Investments	Freight Transportation Arrangement	Freight and Cargo Transporter	7.77% Cash/4.00% PIK	0.0%	3/31/2023	14,034,913	42%	14,034,913	14,034,913	4.0%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	17,529,688	100%	17,508,259	15,242,460	4.3%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	8/20/2021	8,275,000	44%	8,893,693	8,893,693	2.5%
Nigeria	Helios Maritime I (15), (17)	Water Transportation	Marine Logistics Provider	10.65%	0.8%	9/16/2020	15,600,710	100%	15,600,710	12,986,279	3.7%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,830,509	27%	1,821,078	1,821,078	0.5%
Uganda	Other Investments	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	8,709,445	100%	8,755,878	8,755,878	2.5%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	10.38%	0.0%	8/27/2023	2,203,673	25%	2,203,673	2,203,673	0.6%
Total Senior Secured Term Loan Participations									136,937,838	129,917,253	36.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,679,636	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,719,383	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.8%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9%, 5.5%	0.0%	8/31/2019	13,532,693	72%	13,532,695	13,128,867	3.7%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,375,794	0.4%
Ecuador	Other Investments (22), (17)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,500,000	26%	9,500,000	3,366,356	0.9%
Mauritius	Other Investments (26)	Groceries and Related Products	Vanilla Exporter	10.65%	0.0%	10/20/2020	434,619	2%	434,619	434,619	0.1%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,861	0.2%
Nigeria	Other Investments (9), (23)	Farm Products	Cocoa Trader III	8.50%	0.0%	11/30/2020	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (23)	Farm Products	Cocoa Trader II	8.50%	0.0%	11/30/2020	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									63,593,156	45,800,210	12.8%
Short Term Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,199,618	0.3%
Total Investments									$315,576,654	$287,574,298

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Principal and interest paid monthly.
[6]	Principal and interest paid quarterly.
[7]	Interest paid quarterly. Principal to be repaid in quarterly installments starting in September 2020.
[8]	Quarterly interest only payment. Principal due at maturity.
[9]	Principal and interest paid at maturity.
10

Quarterly interest payments. Principal to start amortizing 15 months from IUD as follows: 4.5% of loan balance quarterly until IUD + 27 months, then 6.5% of loan balance quarterly until IUD + 48 months, thereafter 7.5% of loan balance quarterly until maturity.

11	Interest paid quarterly. Principal to be repaid in two equal quarterly installments starting in September 2020.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan.
13	Interest paid quarterly. Principal to be repaid in four equal quarterly installments starting in September 2020.
14	Quarterly interest payments. Refer to Note 3 for additional information.
15	Interest accrues at a variable rate of one-month LIBOR + 10.5%, which is paid currently, and also includes 4.68% of deferred interest due at maturity.
16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 12/31/24. This investment was removed from the Watch List on April 1, 2019.
17	Watch List investment. Refer to Note 3 for additional information.
18	Investment on non-accrual status.
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

21	Interest includes a stated coupon rate plus additional contingent interest payments based on a percentage of EBITDA after a minimum threshold has been achieved by the borrower.
22	IIG was the sub-advisor for this investment. See Note 3 for additional information about IIG.
23	The Company extended the maturity dates of these investments. These extensions were finalized during the first quarter of 2021.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

September 30, 2021

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to September 30, 2021, the Company raised an additional $98,845,000 pursuant to a private placement and $43,721,000 pursuant to the DRP, for total gross proceeds of $504,342,000 as of September 30, 2021.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies.  The Subsidiaries own all of the Company’s investments. As of September 30, 2021, the Company’s subsidiaries are as follows:

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

Through September 30, 2021, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

COVID-19

The ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity. Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020 in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 further adversely impacts the Company’s borrowers’ businesses, financial condition and results of operations, it may result in their inability to make required payments in the near term which could impact the fair value of the Company’s investments. Although multiple vaccines have been approved for use in certain countries and the vaccination rates in the United States and certain other parts of the world have been encouraging, there is still uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be fully relaxed. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company made material adjustments to the fair value of certain of its investments, in part due to the impact of COVID-19. These adjustments, which amounted to $5,133,740 and $6,417,933, respectively, in the aggregate during the nine months ended September 30, 2021 and the year ended December 31, 2020, were made with respect to 20.8% and 23.0%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

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

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied.  For example, as indicated under "-Watch List Investments" below, the borrowers with respect to the investment added to the Watch List for the nine months ended September 30, 2021 and three of the six investments added to the Watch List for the year ended December 31, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due to the disruptions associated with COVID-19, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic is expected to be prolonged and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was one of the material contributors to the approximately $0.35 decline in the Company's NAV per unit as of September 30, 2021, as compared to the Company’s NAV per unit as of December 31, 2020.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2021.

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the three and nine months ended September 30, 2021, the Company earned and capitalized PIK interest of $6,049,186 and $15,640,421, respectively. For the three and nine months ended September 30, 2020, the Company earned and capitalized PIK interest of $8,422,426 and $14,275,118, respectively.

Distribution and Ongoing Dealer Manager and Service Fees

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2021, the estimated unpaid distribution fees for Class C units amounted to $432,000, the unpaid dealer manager fees for Class I units amounted to $19,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of September 30, 2021, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2016.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2021, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of September 30, 2021, under GAAP, the Company has recorded a liability in the amount of $452,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of September 30, 2021, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $7.25, which is different than the net asset value per unit of approximately $7.23 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of $0.35 per unit from the net asset value per unit of approximately $7.60 as of December 31, 2020. The decrease in net asset value per unit was due to a combination of factors, including the adverse impact of COVID-19 and the Company having recorded $11,579,186 in unrealized depreciation on its investments during the nine months ended September 30, 2021. See Note 3 “Investments — Watch List Investments” for additional information.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2021 and 2020.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised in the Offering as of the end of the Offering, the organization and offering costs have not exceeded the O&O Reimbursement Limit. The Company continues to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company.

Operating Expense Responsibility Agreement

 On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”).  The Responsibility Agreement amends and replaces the prior agreement and amended the manner in which reimbursements to the Sponsor under the agreement will be allocated.  Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,231 of operating expenses, which had been paid by the Company as of December 31, 2017.

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

The Company did not meet the Reimbursement Hurdle for the three months ended September 30, 2021 and 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the three months ended September 30, 2021 and 2020. As of September 30, 2021, there is a remaining aggregate balance of approximately $16,273,800 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable. The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to six of the 18 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist.  In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of September 30, 2021 and December 31, 2020, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At September 30, 2021, the Company’s largest loan by value was $31,784,727 or 10.0% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 33.2% of the Company’s portfolio at September 30, 2021. Participation in loans amounted to 60.9% of the Company’s total portfolio at September 30, 2021.

Note 3. Investments

As of September 30, 2021, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$122,079,798	$119,580,503	37.6%
Senior secured term loan participations	161,320,148	148,264,793	46.6%
Senior secured trade finance participations	68,423,825	45,550,700	14.3%
Other investments	6,000,000	3,758,063	1.2%
Equity warrants	—	1,088,168	0.3%
Total investments	$357,823,771	$318,242,227	100.0%

As of December 31, 2020, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$109,045,660	$106,899,154	37.2%
Senior secured term loan participations	136,937,838	129,917,253	45.2%
Senior secured trade finance participations	63,593,156	45,800,210	15.9%
Short term investments	6,000,000	3,758,063	1.3%
Equity warrants	—	1,199,618	0.4%
Total investments	$315,576,654	$287,574,298	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have over a year of accrued interest receivable as of September 30, 2021.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of September 30, 2021 and December 31, 2020 amounted to $3,267,172 and $3,418,264, respectively. The Company’s interest receivable balances at September 30, 2021 and December 31, 2020 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At September 30, 2021, nine portfolio companies were on non-accrual status with an aggregate fair value of $25,945,315 or 8.2% of the fair value of the Company’s total investments. At December 31, 2020, ten portfolio companies were on non-accrual status with an aggregate fair value of $31,464,418 or 10.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $520,686 and $1,545,078, respectively for the three and nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, respectively, the Company had 18 and 19 Watch List investments. During the nine months ended September 30, 2021, two investments with fair values totaling $46,342 were entirely written off and are no longer presented on the Watch List.

As of September 30, 2021, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Nine months ended
						September 30,	September 30,	September 30,	September 30,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2021	2020	2021	2020
Trustco Group Holdings Ltd.	$18,068,803	$15,472,842	$3,273,325	Helios	Income approach	$—	$—	$—	$—
TRG Cape Verde Holdings Ltd.	13,971,465	11,661,265	2,955,857	Helios	Income approach	—	—	—	—
Helios Maritime	16,902,627	9,803,515	2,760,320	Helios	Income approach	—	—	—	—
Compania Argentina de Granos S.A.	12,500,000	5,772,744	664,010	IIG	Income approach	333,820	—	990,574	330,191
Frigorifico Regional Industrias (2) Alimentarias, S.A., Sucursal Uruguay	9,000,000	6,361,679	264,500	IIG	Income approach	—	—	—	—
Sancor Cooperativas Unidas Ltda	6,000,000	4,590,979	813,933	IIG	Hybrid income/collateral based approach	—	—	—	161,829
IIG TOF B.V. (2)	6,000,000	3,758,063	572,000	IIG	Income approach	—	—	—	93,000
Algodonera Avellaneda S.A. (2)	6,000,000	3,398,558	778,500	IIG	Income approach	—	—	—	—
Functional Products Trading S.A. (1)	1,326,687	518,423	220,881	IIG	Income approach	36,956	36,956	109,662	110,064
Triton Metallics Pte Ltd.	19,728,938	17,586,577	362,541	TransAsia	Income approach	—	—	—	—
Conplex International Ltd. (2)	9,500,000	2,495,595	1,312,945	TransAsia	Collateral based approach	—	—	—	—
Producam S.A.	14,635,592	14,043,714	—	Scipion	Income approach	—	—	—	—
Global Pharma Intelligence Sarl (1)	648,430	648,430	134,215	Scipion	Income approach	24,194	24,194	71,793	77,831
Mac Z Group SARL	1,433,058	628,862	210,568	Scipion	Income approach	—	—	—	204,361
Applewood Trading 199 Pty, Ltd. (1)	785,806	497,462	—	Barak	Income approach	35,143	35,142	104,283	104,665
Multiple ICD (Kenya) Limited	14,466,549	13,416,467	3,400,656	Barak	Income approach	—	—	—	—
Usivale Industria E Commercio Ltda	2,851,296	2,494,362	645,932	N/A	Income approach	90,573	—	268,766	—
Itelecom Holding Chile SPA (1)	1,456,162	1,456,162	241,053	Alsis	Income approach	—	—	—	—
Total Watchlist	$155,275,413	$114,605,699	$18,611,236			$520,686	$96,292	$1,545,078	$1,081,941

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2021. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2021 is presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.

As of December 31, 2020, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd.	$17,529,688	$15,242,460	$2,125,182	Helios	Income approach
TRG Cape Verde Holdings Ltd.	13,478,292	11,337,937	1,913,827	Helios	Income approach
Helios Maritime	15,600,710	12,986,279	2,760,320	Helios	Income approach
Compania Argentina de Granos S.A.	12,500,000	9,679,636	664,010	IIG	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay	9,000,000	6,361,679	264,500	IIG	Income approach
Sancor Cooperativas Unidas Ltda	6,000,000	4,719,383	931,847	IIG	Hybrid income/collateral based approach
IIG TOF B.V.	6,000,000	3,758,063	572,000	IIG	Income approach
Algodonera Avellaneda S.A.	6,000,000	3,398,558	778,500	IIG	Income approach
Functional Products Trading S.A. (1)	1,326,687	1,375,794	220,881	IIG	Income approach
Representaciones Saldana S.A. (1)	35,838	35,838	6,550	IIG	Income approach
Procesos Fabriles S.A. (1)	881,800	10,504	—	IIG	Collateral based approach
Triton Metallics Pte Ltd.	18,146,500	16,483,354	537,538	TransAsia	Income approach
Conplex International Ltd.	9,500,000	3,366,356	1,312,945	TransAsia	Collateral based approach
Producam S.A.	13,532,693	13,128,867	-	AMC	Income approach
Global Pharma Intelligence Sarl (1)	648,430	648,430	134,215	Scipion	Income approach
Mac Z Group SARL	1,433,058	628,861	210,568	Scipion	Income approach
Applewood Trading 199 Pty, Ltd. (1)	785,806	497,462	—	Barak	Income approach
Usivale Industria E Commercio Ltda (1)	2,851,296	2,367,936	645,932	N/A	Income approach
Itelecom Holding Chile SPA (1)	1,456,162	1,434,285	119,585	Alsis	Income approach
Total Watchlist	$136,706,960	$107,461,682	$13,198,400

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

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. The estimated proceeds from the property collateral are enough to cover the principal and the interest for the Trustco facility. Legal proceedings have been progressing positively in the UK, with an initial judgement being issued in Helios' favor that was finalized subsequent to the end of the third quarter.

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

Helios Maritime I

Between July 2015 and December 2017, the Company purchased six Participations totaling $15,300,000 in a term loan facility with Helios Maritime I (“Helios Maritime”), a company setup for the purposes of on-lending to Starz Investment Company, Ltd., a Nigerian shipping and logistics company for the purpose of acquiring a handling tug vessel. Repayment on this position has been slower than originally anticipated due to delays in acquiring a long-term contract, which was further prolonged based on challenges presented by the COVID-19 pandemic and the volatility in oil prices. Helios is actively working with the borrower on a restructured facility agreement which was fully executed subsequent to the end of the third quarter and will be finalized upon performance under the facility in the coming quarter. The borrower has pledged a marine vessel as collateral in support of its repayment obligations under this facility.

Investments through IIG as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including six of the 18 Watch List investments as of September 30, 2021.  Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG.  On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of September 30, 2021 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. Recently, the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and are close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement . The proposed changes to the settlement terms were less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in February 2019 (but was never finalized) and therefore, had a negative impact on the valuation of this investment, resulting in a write down as of September 30, 2021. On September 27, 2021, MolCa and CAGSA filed for bankruptcy protection in Argentina to protect the company from the action of an undisclosed, unsecured creditor. While this will presumably not impact the term of the restructuring, it will delay its implementation by an estimated 12 months, which has a slight negative impact of the valuation of this investment as of September 30, 2021.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended March 31, 2021, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. The Company is monitoring the proceedings and expects to take steps, which may include legal action, to obtain control over any funds in such account to which the Company is entitled. Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. The Company is continuing to actively monitor this process. During the quarter ended September 30, 2021, the Company received interest payments of approximately $604,000 from the borrower.

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

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility. While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020. TransAsia immediately notified the Company while a court-appointed provisional liquidator took control of Conplex.  On October 14, 2020, TransAsia appointed a receiver to enforce its rights under the secured facility. The facility is secured by a lien on four properties, accounts receivable and two personal guarantees. Deloitte was subsequently appointed as liquidator and has transferred the keys to the mortgaged properties to the receiver. A sale and purchase agreement was executed for one of the properties on October 21, 2021, with closing expected to occur in the fourth quarter of 2021, although there can be no assurances that there will be a closing in that time frame or at all. The other three properties continue to be marketed for sale. Given that this is a secured facility, it has been valued using the collateral based approach to arrive at the estimated fair value. One of the two guarantors was forced into bankruptcy during the three months ended June 30, 2021 and our ability to collect under the guarantee is in question based on the statement of affairs filed with the bankruptcy trustee, resulting in this investment being further marked down as of June 30, 2021.

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

A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. During the fourth quarter of 2020, $9,377,199 from a settlement under this insurance policy was received by the Company. The policy covered the copper scrap that was lost. The remaining copper scrap is being stripped and processed, and a large portion of the remaining copper scrap is expected to be sold in the coming quarter.

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

The industry composition of the Company’s portfolio, at fair value as of September 30, 2021 and December 31, 2020, was as follows:

	As of September 30, 2021		As of December 31, 2020
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Agricultural Products	$8,267,106	2.6%	$12,047,572	4.2%
Boatbuilding and Repairing	6,331,197	2.0%	5,946,066	2.1%
Chemicals and Allied Products	17,228,993	5.4%	15,858,045	5.5%
Chocolate and Cocoa Products	29,043,714	9.1%	13,128,867	4.6%
Coal and Other Minerals and Ores	37,393,731	11.8%	33,649,913	11.7%
Commercial Fishing	—	0.0%	35,838	0.0%
Consumer Products	9,434,716	3.0%	9,456,820	3.3%
Corrugated and solid fiber boxes	13,654,514	4.3%	13,503,499	4.7%
Department Stores	10,005,897	3.1%	9,360,235	3.3%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	1,456,162	0.5%	1,434,285	0.5%
Farm Products	13,904,269	4.4%	11,656,399	4.1%
Fats and Oils	3,398,558	1.1%	3,398,558	1.2%
Financial services	3,758,063	1.2%	3,758,063	1.3%
Food Products	4,329,786	1.4%	2,318,540	0.8%
Freight Transportation Arrangement	13,416,467	4.2%	14,034,913	4.9%
Groceries and Related Products	86,046	0.0%	434,619	0.2%
Hotels and Motels	11,661,265	3.7%	11,337,937	3.9%
Land Subdividers and Developers	15,472,842	4.9%	15,242,460	5.3%
Meat, Poultry & Fish	6,361,679	2.0%	6,361,679	2.2%
Motor Vehicle Parts and Accessories	9,328,061	2.9%	8,893,693	3.1%
Personal Credit Institutions	8,584,599	2.7%	3,062,598	1.1%
Petroleum and Petroleum Products	9,762,060	3.1%	13,685,366	4.8%
Programming and Data Processing	19,173,205	6.0%	18,502,811	6.4%
Refuse Systems	32,872,895	10.3%	29,730,723	10.3%
Secondary Nonferrous Metals	628,862	0.2%	5,628,861	2.0%
Short-Term Business Credit	4,740,000	1.5%	4,740,000	1.6%
Soap, Detergents, and Cleaning	—	0.0%	2,203,673	0.8%
Telephone and Telegraph Apparatus	2,495,595	0.8%	3,366,356	1.2%
Telephone Communications	15,000,000	4.7%	1,161,200	0.4%
Water Transportation	9,803,515	2.9%	12,986,279	4.3%
Total	$318,242,227	100.0%	$287,574,298	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$20,123,960	6.3%	$24,159,256	8.4%
Botswana	4,740,000	1.5%	4,740,000	1.6%
Brazil	27,998,764	8.8%	26,816,813	9.3%
Cabo Verde	11,661,265	3.7%	11,337,937	3.9%
Cameroon	14,043,714	4.4%	13,128,867	4.6%
Chile	1,974,585	0.6%	2,810,079	1.0%
Colombia	8,584,599	2.7%	3,062,598	1.1%
Croatia	10,005,897	3.1%	9,360,235	3.3%
Ecuador	13,654,514	4.3%	13,539,337	4.7%
Ghana	9,762,060	3.1%	13,685,366	4.8%
Guatemala	—	0.0%	10,504	0.0%
Hong Kong	22,302,749	7.0%	25,532,915	8.9%
Indonesia	15,000,000	4.7%	—	0.0%
Jersey	15,000,000	4.7%	1,161,200	0.4%
Kenya	13,416,467	4.2%	14,034,913	4.9%
Malaysia	17,228,993	5.4%	15,858,045	5.5%
Mauritius	86,046	0.0%	434,619	0.2%
Mexico	32,872,895	10.3%	29,730,723	10.3%
Morocco	628,862	0.2%	628,861	0.2%
Namibia	15,472,842	4.9%	15,242,460	5.3%
Netherlands	9,328,061	2.9%	8,893,693	3.1%
Nigeria	11,311,723	3.6%	14,500,502	5.1%
Peru	4,843,737	1.5%	4,737,437	1.6%
Romania	3,832,324	1.2%	1,821,078	0.6%
Singapore	17,586,577	5.5%	16,483,354	5.7%
South Africa	497,462	0.2%	497,462	0.2%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,877,638	3.7%	8,755,878	3.0%
Zambia	—	0.0%	2,203,673	0.8%
N/A	3,758,063	1.3%	3,758,063	1.3%
Total	$318,242,227	100.0%	$287,574,298	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of September 30, 2021:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$119,580,503	$—	$—	$119,580,503
Senior secured term loan participations	148,264,793	—	—	148,264,793
Senior secured trade finance participations	45,550,700	—	—	45,550,700
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,088,168	—	—	1,088,168
Total	$318,242,227	$—	$—	$318,242,227

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2020:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$106,899,154	$—	$—	$106,899,154
Senior secured term loan participations	129,917,253			129,917,253
Senior secured trade finance participations	45,800,210	—	—	45,800,210
Other investments	3,758,063			3,758,063
Equity warrants	1,199,618			1,199,618
Total	$287,574,298	$—	$—	$287,574,298

The following is a reconciliation of activity for the nine months ended September 30, 2021, of investments classified as Level 3:

	Fair Value at December 31, 2020	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in appreciation (depreciation)	Fair Value at September 30, 2021
Senior secured term loans	$106,899,154	$10,000,000	$(6,092,655)	$9,126,793	$(352,789)	$119,580,503
Senior secured term loan participations	129,917,253	37,319,912	(19,394,702)	6,457,098	(6,034,768)	148,264,793
Senior secured trade finance participations	45,800,210	5,000,000	(1,291,993)	1,122,662	(5,080,179)	45,550,700
Short term and other investments	3,758,063	—	—	—	—	3,758,063
Equity warrants	1,199,618	—	—	—	(111,450)	1,088,168
Total	$287,574,298	$52,319,912	$(26,779,350)	$16,706,553	$(11,579,186)	$318,242,227

There were no transfers into and out of Level 3 investments. We recorded realized losses of $0 and $909,584 for the Company’s investments classified as Level 3 during the three and nine months ended September 30, 2021, respectively and none for the three and nine months ended September 30, 2020. Net unrealized depreciation for the nine months ended September 30, 2021 and 2020 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $11,579,186 and $13,845,677, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of September 30, 2021, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2021:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$43,055,105	Income approach (DCF)	Market yield	8.5% - 17.5% (10.6%)
Senior secured trade finance participations (1)	$2,495,595	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$119,580,503	Income approach (DCF)	Market yield	6.0% - 14.5% (11.6%)
Senior secured term loan participations	$148,264,793	Income approach (DCF)	Market yield	9.63% - 16.0% (12.3%)
Other investments (3)	$3,758,063	Income approach (DCF)	Market yield	8.80%
Equity warrants	$1,088,168	Option Pricing Method	Estimated company value	N/A

(1)	Collateral based approach used for the following watch list investments: Conplex International Ltd. (“Conplex”). See Note 3 “Watch List Investments” for further information.
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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2021 and 2020.

Operating Expense Responsibility Agreement

On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”).  The Responsibility Agreement amends and replaces the prior agreement and amended the manner in which reimbursements to the Sponsor under the agreement will be allocated.  Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,231 of operating expenses, which had been paid by the Company as of December 31, 2017.

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

Transactions

For the three months ended September 30, 2021 and 2020, the Advisor earned $1,758,565 and $1,826,223, respectively, in asset management fees and $1,049,785 and $1,626,134, respectively, in incentive fees. For the nine months ended September 30, 2021 and 2020, the Advisor earned $5,337,777 and $5,517,650, respectively, in asset management fees and $3,178,782 and $4,105,320, respectively, in incentive fees.

As of September 30, 2021 and December 31, 2020, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231 and $4,057,734, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,615,415 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company. Such amounts include approximately $25,000 and $0 of offering costs incurred by the Sponsor during the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company paid approximately $80,000 and $0 in reimbursement of offering costs to the Sponsor, respectively. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the commencement of the Company’s operations, the Company has reimbursed the Sponsor a total of approximately $17,318,000 of offering and organization costs as of September 30, 2021.

For the nine months ended September 30, 2021 and 2020, we paid SC Distributors, the dealer manager for certain of our prior offerings, approximately $327,000 and $354,000, respectively in ongoing distribution fees, dealer manager fees and service fees.

Note 7. Notes Payable

The Company notes payable consist of the following:

	September 30, 2021	December 31, 2020
	Outstanding Balance	Outstanding Balance
Christian Super promissory note	$5,000,000	$5,000,000
Total notes payable	$5,000,000	$5,000,000

Christian Super Promissory Notes

     On December 18, 2018, Trilinc Global Impact Fund Cayman, Ltd. (“TGIFC”) issued $5 million of Series 2 Senior Secured Promissory Notes (“CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”) pursuant to the CS Notes private offering. The CS Note has an interest rate of 3.5% per annum plus one-year LIBOR (3.83% as of September 30, 2021) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The interest rate may not exceed the maximum rate of non-usurious interest permitted by applicable law, with excess interest to be applied to the principal amount of the CS Note. The entire principal balance under the CS Note (and any unpaid interest) is due in one balloon payment on December 18, 2021, which is the fourth anniversary of the issuance date. The principal balance of the CS Note may be prepaid prior to the maturity date without premium or penalty.

TGIFC’s obligation under the CS Note is secured by an equitable mortgage pursuant to the Equitable Mortgage Over Shares by and between TGIFC and the Noteholders, dated as of August 7, 2017 (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. While the collateral initially pledged under the CS Equitable Mortgage greatly exceeds the amount funded under the CS Note based on the current net asset value of the Company’s investments held by the Subsidiaries, the Company may issue more shares of the Subsidiaries to secure further financing obligations as long as the pro rata value of TGIFC shares (based on the aggregate net asset value of the investments held by the Subsidiaries) is equal to at least the outstanding amount due and payable under the CS Note.  The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of September 30, 2021, the Company was in full compliance with all such representations, warranties and covenants.

For the three months ended September 30, 2021 and 2020, the Company recognized $48,319 and $69,290, respectively, in interest expense. For the nine months ended September 30, 2021 and 2020, the Company recognized $143,381 and $206,363, respectively, in interest expense. Due to the variable rate structure of these borrowings, the carrying basis of these debt obligations is considered to approximate their fair value.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal payments
2021	$5,000,000
Thereafter	-
$5,000,000

Note 8. Unit Capital

As of September 30, 2021, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2021, the Company recorded a liability in the aggregate amount of $452,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of September 30, 2021 is calculated based on a net asset value per Class C, Class I and Class W units of $7.337 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2021:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	September 30,
	2020	the Period	the Period	2021
Class A units	17,996,350	387,781	(283,796)	18,100,335
Class C units	7,970,536	56,291	(176,898)	7,849,929
Class I units	10,454,368	369,967	(313,270)	10,511,065
Class W units	24,555	-	-	24,555
Class Y units	1,937,455	685,138	(41,513)	2,581,080
Class Z units	8,423,851	-	-	8,423,851
Total	46,807,115	1,499,177	(815,477)	47,490,815

The total of 1,499,177 units issued during the nine months ended September 30, 2021 included 815,538 units issued under the DRP at a value of $6,150,000 and 685,138 units sold pursuant to our private placement for aggregate gross proceeds of $5,161,000.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the third quarter of 2021 have been made at a price equal to $7.337 per unit, which was the net asset value per unit of each class as of June 30, 2021, the most recently disclosed net asset value at the time of repurchase.

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

During the nine months ended September 30, 2021, the Company fulfilled repurchase requests for a total of 815,477 units at a weighted average repurchase price per unit of $7.50 for an aggregate repurchase price of $6,119,226. As of September 30, 2021, $1,861,352 of these repurchase requests were pending processing and were completed by the Company in October 2021. For the quarter ended September 30, 2021, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company fulfilled 9.12% of eligible repurchase requests (based on the number of units submitted for repurchase) by repurchasing approximately 254,000 units, and approximately 2,426,000 units were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the nine months ended September 30, 2021:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2021	November 10, 2020	$0.00168675	$1,676,282	$767,969	$2,444,251
February 28, 2021	November 10, 2020	$0.00168675	1,519,708	695,616	2,215,324
March 31, 2021	February 26, 2021	$0.00168675	1,710,833	753,903	2,464,736
April 30, 2021	March 26, 2021	$0.00168675	1,630,169	741,528	2,371,697
May 31, 2021	March 26, 2021	$0.00145753	1,465,099	659,878	2,124,977
June 30, 2021	May 12, 2021	$0.00144603	1,413,132	634,247	2,047,379
July 31, 2021	May 12, 2021	$0.00144603	1,465,897	647,088	2,112,985
August 31, 2021	May 12, 2021	$0.00144603	1,474,800	644,904	2,119,704
September 30, 2021	August 13, 2021	$0.00140710	1,399,610	605,297	2,004,907
Total for 2021			$13,755,530	$6,150,430	$19,905,960

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

The Company’s board of managers authorized the declaration of distributions for September, October and November of 2021. These distributions were or will be calculated based on unitholders of record for each day in an amount equal to $0.00140710 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $7.337, determined as of June 30, 2021. These distributions have been or will be paid in cash or reinvested in units, for those unitholders participating in the DRP, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,	September 30,
	2021	2020
Per unit data (1):
Net asset value at beginning of period	$7.58	$8.01
Net investment income	$0.34	$0.40
Net change in unrealized depreciation on investments	$(0.25)	$(0.30)
Realized loss on investments	$(0.02)	$-
Net increase in net assets resulting from operations	$0.07	$0.10
Distributions	$(0.42)	$(0.46)
Net change in accrued distribution and other fees	$0.00	$0.01
Net decrease in net assets	$(0.35)	$(0.35)
Net asset value at end of period (2)	$7.23	$7.66
Total return based on net asset value (3)	0.95%	1.27%
Net assets at end of period	$343,904,586	$356,792,325
Units Outstanding at end of period	47,490,815	46,588,053
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.36%	6.12%
Ratio of net operating expenses to average net assets	5.11%	4.92%

1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2021 and 2020, which were 47,155,072 and 46,497,461, respectively.
2

For financial statement reporting purposes under GAAP, as of September 30, 2021 and 2020, the Company recorded a liability in the amount of $452,000 and $351,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2021.

Distributions

The cash distributions for October totaled $1,405,541. With respect to unitholders participating in the Distribution Reinvestment Plan, $625,036 of the distributions for October were reinvested in units.

The Company’s board of managers authorized the declaration of distributions for December of 2021 and January and February of 2022. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00139060 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $7.251, determined as of September 30, 2021. These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Investments

Subsequent to September 30, 2021 through November 12, 2021, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $0.7 million.

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

For the nine months ended September 30, 2021, we issued 815,538 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $6,150,000. In addition, for the nine months ended September 30, 2021, we issued 685,138 of our units for gross proceeds of approximately $5,161,000 pursuant to our ongoing private placement described above. As of September 30, 2021, $31,279,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to September 30, 2021, we have issued an aggregate of 54,273,940 of our units, including 6,783,125 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $504,342,000 including approximately $57,059,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $482,680,000.

Impact of COVID-19

The ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), which continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity. Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020, in an attempt to curb the spread of the Coronavirus. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 further adversely impacts the Company’s borrowers’ businesses, financial condition and results of operations, it may result in their inability to make required payments in the near term, which could impact the fair value of the Company’s investments. Although multiple vaccines have been approved for use in certain countries and the vaccination rates in the United States and certain other parts of the world have been encouraging, there is still uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be fully relaxed. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company made material adjustments to the fair value of certain of its investments, in part due to the impact of COVID-19. These adjustments, which amounted to $5,133,740 and $6,417,933, respectively, in the aggregate during the nine months ended and the year ended December 31, 2020, were made with respect to 20.8% and 23.0%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

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

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied. For example, as indicated under “-Watch List Investments” below, the borrowers with respect to the investment added to the Watch List for the nine months ended September 30, 2021 and three of the six investments added to the Watch List for the year ended December 31, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due to the disruptions associated with COVID-19, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption caused by the pandemic is expected to be prolonged and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was one of the material contributors to the approximate $0.35 decline in the Company’s NAV per unit as of September 30, 2021, as compared to the Company’s NAV per unit as of December 31, 2020.

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

Investments

Our investment objectives are to provide our unitholders current income, capital preservation, and modest capital appreciation. These objectives are achieved primarily through SME trade finance and term loan financing, while employing rigorous risk-mitigation and due diligence practices, and transparently measuring and reporting the economic, social and environmental impacts of our investments. The majority of our investments are senior and other collateralized loans to SMEs with established, profitable businesses in developing economies. To a lesser extent, we may also make investments in financing to companies that may not meet our technical definition of SMEs due, for example, to the companies having a larger number of employees, but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. Furthermore, we may also make investments in developed economies, including the United States. With the sub-advisors that our Advisor has contracted with to assist the Advisor in implementing the Company’s investment program, we expect to provide growth capital financing generally ranging in size from $5-20 million per transaction for direct SME loans and $500,000 to $15 million for trade finance transactions. We seek to protect and grow investor capital by: (1) targeting countries with favorable economic growth and investor protections; (2) partnering with sub-

advisors with significant experience in local markets; (3) focusing on creditworthy lending targets who have at least 3-year operating histories and demonstrated cash flows enabling loan repayment; (4) making primarily debt investments, backed by collateral and borrower guarantees; (5) employing best practices in our due diligence and risk mitigation processes; and (6) monitoring our portfolio on an ongoing basis. By providing additional liquidity to growing small businesses, we believe we support both economic growth and the expansion of the global middle class.

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2021, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of September 30, 2021, 18% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our sub-advisors to seek to ensure any transition away from LIBOR will have minimal impact on our investments, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

From our inception through December 31, 2017, under the terms of the Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $16.3 million have not been reimbursed to the Sponsor as of September 30, 2021.

Portfolio and Investment Activity

During the nine months ended September 30, 2021, we invested approximately $52.3 million across two separate portfolio companies, including one new borrower. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, short term notes, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $25.9 million.

At September 30, 2021 and December 31, 2020, the Company’s investment portfolio included 38 and 41 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2021		As of December 31, 2020
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$119,580,503	37.6%	$106,899,154	37.2%
Senior secured term loan participations	148,264,793	46.6%	129,917,253	45.2%
Senior secured trade finance participations	45,550,700	14.3%	45,800,210	15.9%
Short term and other investments *	3,758,063	1.2%	3,758,063	1.3%
Equity warrants	1,088,168	0.3%	1,199,618	0.4%
Total investments	$318,242,227	100.0%	$287,574,298	100.0%

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

As of September 30, 2021, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.6%, 12.3%, 11.6%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.7% on our total portfolio.

As of September 30, 2020, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and short term investments were 10.5%, 12.4%, 11.4%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.7% on our total portfolio.

As of September 30, 2021, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Agricultural Products	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$2,494,362
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021	(2)	1,456,162	1,456,162
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	1/15/2022		724,277	724,277
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	9.16% Cash/2.20% PIK	6/18/2025		13,654,514	13,654,514
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023		19,807,154	19,807,154
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023		17,228,993	17,228,993
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	7/27/2022	(3)	31,784,727	32,872,895
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024		10,000,000	10,000,000
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	5/26/2022		5,000,000	5,000,000
Diaper Manufacturer II	Consumer Products	Responsible Consumer Goods Production	Peru	11.00%	12/31/2024		4,843,737	4,843,737
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	9.63%	8/18/2023		4,740,000	4,740,000
IT Service Provider	Programming and Data Processing	Access to Technology	Brazil	10.00% Cash/3.00% PIK	11/23/2023		18,948,993	19,173,205
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/8.00% PIK	12/7/2023		6,370,920	6,331,197
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	12/31/2021	(2)	13,971,465	11,661,265
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	9/1/2025		7,860,322	7,860,322
Mall Operator	Department Stores	Infrastructure Development	Croatia	8.50% Cash/4.50% PIK	1/23/2022		10,005,897	10,005,897
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		9,762,060	9,762,060
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	9.70%	9/30/2026		15,000,000	15,000,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	7.67% Cash/4.00% PIK	3/31/2023	(2)	14,466,549	13,416,467
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021	(2)	18,068,803	15,472,842
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	14.23%	2/8/2023		8,275,000	9,328,061
Marine Logistics Provider	Water Transportation	Responsible Logistics Management	Nigeria	10.60%	11/30/2021	(2)	16,902,627	9,803,515
Bread Manufacturer	Food Products	Responsible Consumer Goods Production	Romania	7.00% Cash/7.00% PIK	5/20/2024		3,832,324	3,832,324
Grain Processor F	Farm Products	Sustainable Agriculture & Agroprocessing	Uganda	13.50%	7/8/2024		501,101	501,101
Grain Processor G	Farm Products	Sustainable Dairy Production	Uganda	11.50%	6/30/2025		11,176,537	11,376,537
Agriculture Distributor	Agricultural Products	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,772,744
Dairy Co-Operative	Consumer Products	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	6,000,000	4,590,979
Beef Exporter	Meat, Poultry & Fish	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,361,679
Oilseed Distributor	Fats and Oils	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.00%	6/30/2022	(2)	14,635,592	14,043,714
Chia Seed Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Chile	10.90%	3/4/2018	(2)	1,326,687	518,423
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Singapore	6.00% PIK	8/18/2025	(2)	19,728,938	17,586,577
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	5/31/2020	(2)	9,500,000	2,495,595
Vanilla Exporter	Groceries and Related Products	Sustainable Agriculture & Agroprocessing	Mauritius	10.61%	11/30/2021	(4)	86,046	86,046
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	1,433,058	628,862
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	12/15/2021	(4)	675,256	675,256
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	12/15/2021	(4)	832,952	832,952
Fruit & Nut Distributor	Food Products	Sustainable Agriculture & Agroprocessing	South Africa	17.50%	5/22/2015	(2)	785,806	497,462
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Receivable from IIG TOF B.V.	Financial services	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$318,242,227

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.

[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of September 30, 2021, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	36,668,800	11.5%
Inclusive Finance	13,324,599	4.2%
Infrastructure Development	43,471,201	13.7%
Recycling	47,156,271	14.8%
Responsible Consumer Goods Production	18,004,122	5.7%
Responsible Fuel Storage	9,762,060	3.1%
Responsible Industrial Goods Distribution	17,228,993	5.4%
Responsible Logistics Management	23,219,982	7.3%
Responsible Metals Distribution	17,586,577	5.5%
Responsible Natural Resources Distribution	19,807,154	6.2%
Sustainable Agriculture & Agroprocessing	50,182,297	15.8%
Sustainable Dairy Production	15,967,516	5.0%
Technological Innovation	1,456,162	0.5%
Other	3,758,063	1.1%
Total	$318,242,227	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of September 30, 2021, the Company was in compliance with all of the above concentration limits.

Watch List Investments

Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments."

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income
Interest income	$9,069,603	$11,563,734	$27,684,145	$32,424,036
Interest from cash	3,703	8,651	41,002	71,030
Total investment income	9,073,306	11,572,385	27,725,147	32,495,066
Expenses
Asset management fees	1,758,565	1,826,223	5,337,777	5,517,650
Incentive fees	1,049,785	1,626,134	3,178,782	4,105,320
Professional fees	601,923	1,115,678	1,923,730	2,902,437
General and administrative expenses	362,157	366,147	1,040,902	1,009,400
Interest expense	48,319	69,290	143,381	206,363
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,885,124	5,067,847	11,817,697	13,934,295
Net investment income	$5,188,182	$6,504,538	$15,907,450	$18,560,771

Revenues

Three months ended September 30, 2021 and 2020

For the three months ended September 30, 2021 and 2020, total investment income amounted to $9,073,306 and $11,572,385, respectively. Interest income decreased by $2,494,131 during the three months ended September 30, 2021 compared to the same period in 2020 as a result of a decrease in our weighted average investment portfolio of approximately $8,441,000 and decrease in the weighted average yield of approximately 2.8% from a weighted average yield of 13.0% for the three months ended September 30, 2020 to approximately 10.2% for the three months ended September 30, 2021. The decrease in the average size of our portfolio during the third quarter of 2021 was due to investment repayments that were not redeployed. The decrease in yield was primarily due to a change in the mix of investments.

During the three months ended September 30, 2021, $5,437,026 or 59.9% of the interest income was earned from loan and trade finance participations and $3,632,577 or 40.1% from direct loans. In addition, we earned $3,703 in interest income on our cash balances.

During the three months ended September 30, 2020, $8,101,606 or 70.0% of the interest income was earned from loan and trade finance participations and $3,462,128 or 30.0% from direct loans. In addition, we earned $8,651 in interest income on our cash balances.

Nine months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021 and 2020, total investment income amounted to $27,725,147 and $32,495,066, respectively. Interest income decreased by $4,739,891 during the nine months ended September 30, 2021 compared to the same period in 2020 as a result of a decrease in our weighted average investment portfolio of approximately $8,616,000 and decrease in the weighted average yield of approximately 0.2% from a weighted average yield of 11.9% for the nine months ended September 30, 2020 to approximately 11.7% for the nine months ended September 30, 2021. The decrease in the average size of our portfolio during the third quarter of 2021 was due to investment repayments that were not redeployed. The decrease in yield was primarily due to a change in the mix of investments.

During the nine months ended September 30, 2021, $17,044,552 or 61.6% of the interest income was earned from loan and trade finance participations and $10,639,594 or 38.4% from direct loans. In addition, we earned $41,002 in interest income on our cash balances.

During the nine months ended September 30, 2020, $21,881,715 or 67.5% of the interest income was earned from loan and trade finance participations and $10,542,321 or 32.5% from direct loans. In addition, we earned $71,030 in interest income on our cash balances.

Expenses

Three months ended September 30, 2021 and 2020

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended September 30, 2021 decreased by $538,716 to $1,076,774 from $1,615,490 for the three months ended September 30, 2020. The decrease was primarily due to the following: 1) a decrease in interest expense of $20,971, which was attributable to a decrease in outstanding indebtedness and 2) a decrease in professional fees of $513,755 which was primarily due to less fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the three months ended September 30, 2021 and 2020, the asset management fees amounted to $1,758,565 and $1,826,223, respectively. The incentive fees for the three months ended September 30, 2021 and 2020 amounted to $1,049,785 and $1,626,134, respectively.  The decrease in incentive fees is due to the decrease in revenue during the third quarter of 2021.

Nine months ended September 30, 2021 and 2020

Total operating expenses, excluding the asset management and incentive fees, incurred for the nine months ended September 30, 2021 decreased by $1,010,187 to $3,301,138 from $4,311,325 for the nine months ended September 30, 2020.  The decrease was primarily due to the following: 1) a decrease in interest expense of $62,982, which was attributable to a decrease in outstanding indebtedness and 2) a decrease in professional fees of $978,707 which was primarily due to less fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the nine months ended September 30, 2021 and 2020, the asset management fees amounted to $5,337,777 and $5,517,650, respectively. The incentive fees for the nine months ended September 30, 2021 and 2020 amounted to $3,178,782 and $4,105,320, respectively. The decrease in incentive fees is due to the decrease in revenue during the third quarter of 2021.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded realized losses of $0 and $909,584 for the three and nine months ended September 30, 2021, respectively and none for the three and nine months ended September 30, 2020. We recorded unrealized losses of $3,047,884 and $4,114,774 for the three months ended September 30, 2021 and 2020, respectively. We recorded unrealized losses of $11,579,186 and $13,845,677 for the nine months ended September 30, 2021 and 2020, respectively. These unrealized losses were primarily driven by macro events, including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, we had approximately $7.3 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. As noted above, the combination of a slower pace of deployment of capital with higher cash balances may further reduce cash flows generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended September 30, 2021. As of September 30, 2021, there is a remaining aggregate balance of approximately $16.3 million in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of September 30, 2021, TGIFC has $5 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of September 30, 2021, we had $5 million in total debt outstanding with a debt to equity ratio of 1.5%. The Company is in discussion with Christian Super to extend the CS note. No assurances can be made as to when, or even if, the terms of an extension will ultimately be agreed to, in which case, the Company plans to pay off the CS Note in full, on its maturity date.

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

Contractual Obligations and Commitments

The following table shows our payment obligations for repayment of debt, which represent our total contractual obligations as of September 30, 2021:

	Total	Less than 1 Year	1 – 3 Years	3- 5 years	More than 5 years
Notes payable	$5,000,000	$5,000,000	$-	$-	$-
Total contractual obligations	$5,000,000	$5,000,000	$-	$-	$-

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

Pursuant to the terms of the Responsibility Agreement between the Company, the Advisor and the Sponsor, the Sponsor has paid expenses on behalf of the Company through December 31, 2017, which may not be reimbursable to the Sponsor if the Company does not satisfy the Reimbursement Hurdle. Such expenses will be expensed and payable by the Company in the period they become reimbursable and are estimated to be approximately $16,273,800 as of September 30, 2021.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the nine months ended September 30, 2021, we paid a total of $19,905,960 in distributions, comprised of $13,755,530 paid in cash and $6,150,430 reinvested under our DRP.

Related Party Transactions

For the nine months ended September 30, 2021 and 2020, the Advisor earned $5,337,777, and $5,517,650, respectively, in asset management fees and $3,178,782 and $4,105,320, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,420,600 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,240,231 of operating expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of $16,273,800 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231 and $4,057,734, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the nine months ended September 30, 2021 and 2020, we paid SC Distributors, the dealer manager for certain of our prior offerings, $327,000 and $354,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Legal Proceedings

As of September 30, 2021, the Company was not a party to any material legal proceedings other than as set forth in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments."

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

There have been no significant changes to our critical accounting policies, estimates and judgments during nine months ended September 30, 2021, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 11. Subsequent Events."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2021.

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

Part II. Other Information

Item 1. Legal Proceedings.

As of September 30, 2021, the Company was not a party to any material legal proceedings other than the legal proceedings described in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2021, we sold an aggregate of 685,138 Class Y units to accredited investors for an aggregate amount of $5,161,000. The units were issued pursuant to an exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act, for transactions not involving a public offering.

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the third quarter of 2021 were redeemed at a price equal to $7.337 per unit, which was the net asset value per unit of each class as of June 30, 2021.

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

During the three months ended September 30, 2021, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
07/01/2021 - 07/31/2021	245,306	$7.540	245,306	892,446
08/01/2021 - 08/31/2021	255	$7.540	255	892,446
09/01/2021 - 09/30/2021	—	$—	—	892,446
Total	245,561	$7.540	245,561

During the three months ended September 30, 2021, we repurchased 245,561 units for a total of $1,851,584. In addition, as of September 30, 2021, there were repurchase requests for a total of 253,694 units that were pending which were processed by the Company during October 2021 at a price of $7.337 per unit. For the quarter ended September 30, 2021, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that we fulfilled 9.12% of eligible repurchase requests (based on the number of units submitted for repurchase) by repurchasing approximately 254,000 units, and approximately 2,426,000 units were not redeemed. Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

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

TRILINC GLOBAL IMPACT FUND, LLC.

November 12, 2021	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 12, 2021	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer