Form 10-K
period 2021-12-31
TriLinc Global Impact Fund LLC
filed 2022-03-30
CIK 1550453

sher

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

As of March 30, 2022, the Company had outstanding 18,204,583 Class A units, 7,859,672 Class C units, 10,570,194 Class I units, 24,555 Class W units, 2,721,172 Class Y units, and 8,423,851 Class Z units.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2021, the Company has 16 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

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

For the years ended December 31, 2021 and 2020, we issued 1,069,529 and 1,181,117, respectively, of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $8,000,000 and $9,274,000, respectively. In addition, for the years ended December 31, 2021 and 2020, we issued 814,444 and 667,151, respectively, of our units for gross proceeds of approximately $6,106,000 and $5,276,000, respectively, pursuant to our ongoing private placement described above. As of December 31, 2021, $29,429,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

As of December 31, 2021, we have issued an aggregate of 55,218,582 of our units, including 7,037,116 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $507,136,000 including approximately $58,909,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $485,474,000.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is a registered as an investment adviser with the SEC. Led by its Chairman and Chief Executive Officer, Gloria Nelund, its President, Brent VanNorman, its  Chief Financial Officer, Mark Tipton, its Chief Operating Officer and Chief Compliance Officer, Scott Hall, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors. TriLinc Advisors was a joint venture between our Sponsor and Strategic Capital until our Sponsor acquired Strategic Capital’s interest in the joint venture in July 2019. The purpose of the joint venture was to permit our Advisor to capitalize upon the expertise of our Sponsor’s management team as well as the experience of the executives of Strategic Capital in providing advisory services in connection with the formation, organization, registration and operation of entities similar to us. Pursuant to the joint venture agreement and its ownership in TriLinc Advisors, until July 2019, Strategic Capital was entitled to receive distributions equal to 15% of the gross cash proceeds received by TriLinc Advisors from the management and incentive fees payable by us to TriLinc Advisors under the Amended and Restated Advisory Agreement, dated as of February 25, 2014, by and between the Company and the Advisor, as renewed through February 25, 2023 (the “Advisory Agreement”). See “Investment Advisory Agreements and Fees” section below.

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

TriLinc Advisors has contracted the following third-party investment managers to act as sub-advisors:

•

Asia Impact Capital Ltd. (“AIC”): an investment firm advised by the founding principals of TAEL Partners Ltd. (“TAEL”) and established to provide investment services to TriLinc. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long-term track records and diverse investment capabilities across Southeast Asia.  TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. TAEL’s principals have close to 130 years of collective Asian market investment experience. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL is often able to undertake investments at attractive pricing levels. TAEL’s founding principals have over $22 billion in credit transaction experience. AIC serves as a primary sub-advisor.

•

Barak Fund Management Ltd. (“Barak”): an Africa-based asset management company founded in 2008 that manages private debt funds focused on providing trade finance and term loans to small and middle market companies in Africa. Barak specializes in sourcing and originating mainly commodity and agricultural-related transactions with strong collateral characteristics. With affiliate offices in Côte d’Ivoire, Ghana, Kenya, Mauritius, South Africa and the United Kingdom, the Barak team is positioned to source and take advantage of the numerous opportunities that arise in some of the world’s fastest growing economies. Barak has completed over $4.6 billion in transactions since its inception. Barak’s two founding principals have nearly 50 years of combined experience in trading, international banking and private debt investment in Africa. Both founding principals possess specialist expertise and proven track records in the agricultural and commodities sectors. Barak serves as a secondary sub-advisor.

•

Helios Investment Partners, LLP (“Helios”): an Africa-focused private investment firm that was established in 2004 and is based in London, Paris, Nigeria, and Kenya. Helios has invested in companies that operate in more than 35 countries across the African continent. Differentiated by a combination of investment skills, local and international networks, and a thorough understanding of the African environment, Helios is well-positioned to generate strong risk-adjusted returns for TriLinc’s term loan strategy in Sub-Saharan Africa. The Helios senior credit team members collectively have more than 70 years of investment experience and have completed over $938 million in debt transactions across Africa. These investment professionals lead the Helios credit team’s disciplined loan structuring and diligent risk management processes to create attractive investment and impact opportunities for TriLinc’s term loan strategy throughout Sub-Saharan Africa. Helios serves as a secondary sub-advisor.

•

TRG Management LP (“TRG,” d/b/a The Rohatyn Group): founded in 2002, TRG is a leading emerging markets asset management firm.  The firm and its affiliates manage product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate. TRG is headquartered in New York, with offices around the globe including Brazil, Peru, Uruguay, Argentina, India, Singapore, London, Costa Rica, New Zealand, and Vietnam. TRG’s Global Private Credit Strategy encompasses three main regions: Latin America, Asia and Emerging Europe.  TRG’s principals have collectively over 200 years of investment experience in institutional lending, debt structuring, sales and trading, and high-yield distressed debt and have deployed more than $1.3 billion into relevant transactions. TRG’s disciplined investment process, robust investment administration and operations infrastructure, and strong emerging market investment track record create substantial value for its investors and SMEs that are currently underserved by traditional banks and financial intermediaries operating in the region. TRG serves as a secondary sub-advisor.

•

Alsis Funds, S.C. (“Alsis”): a Latin America-focused asset management firm with offices in Mexico City and Miami that has deployed over $450 million since its inception in 2007. Alsis is managed by a team with significant experience, market knowledge, and extensive in-country networks. While Alsis’ investment activity is primarily in Mexico, the firm has proven to be a critical provider of capital to the growing SME segment and real estate industry across the region, with an attractive track record of deployed capital and realized returns in key growth industries. Alsis executes its SME strategy through a direct private lending approach that focuses on transactions that can be collateralized by purchase contracts with strong off-takers and also targets companies seeking financing backed by financial assets or real estate assets. Alsis’ principals possess over 80 years of combined experience in transaction sourcing, underwriting, credit analysis, and asset management. Alsis serves as a secondary sub-advisor.

•

Scipion Capital, Ltd. (“Scipion”): a Sub-Saharan Africa-focused investment management firm that has deployed over $512 million in trade finance transactions since its inception in 2007.  Headquartered in London, with an office in Geneva and investment team member presence in Botswana, Morocco and the Cayman Islands, the firm focuses its investment strategy on managing a diversified portfolio of trade finance assets across multiple industries, geographies, and financing structures. More specifically, Scipion’s emphasis on short duration and self-liquidating transactions is a cornerstone of its investment strategy and has translated into an attractive track record of risk-adjusted returns and a reputation as one of the leading trade finance managers in the region.  Scipion’s principals execute the firm’s strategy through over 200 years of combined experience in banking, emerging markets, and trade finance in Africa. Scipion serves as a secondary sub-advisor.

•

TransAsia Private Capital Ltd. (“TransAsia”): a Hong Kong-based asset management firm focusing on extending short- and long-term trade financing to mid-sized private companies in South and Southeast Asia.  Since its inception in 2013, TransAsia has deployed approximately $8.4 billion. TransAsia’s three principals are well-versed in Asian debt asset management with more than 100 years of combined experience in banking, private equity, and private debt. All three have robust experience in Asian markets developed at leading institutions such as Income Partners Asset Management, MeesPierson/Fortis Bank, HypoVereinsbank, Lloyds and Chase Bank. Trans Asia serves as a secondary sub-advisor.

•

Africa Global Trade Finance Ltd. (“AGTF”, formerly AMC Trade Finance Ltd., or “AMCTF”): AGTF was established in 2016 by Africa Merchant Capital Group, a U.K.-based boutique merchant banking services business founded in 2012 in order to implement its middle market trade finance strategy in Sub-Saharan Africa. The global regulatory environment has reduced commercial banks’ appetite to deploy funds into the African trade finance market, and non-banking sectors have insufficient capital resources, leaving the SME sector underfunded. AGTF aims to increase the availability of trade finance for domestic and regional trade in Sub-Saharan Africa through offering a range of flexible short-term trade finance product solutions. The AGTF product range includes off-balance sheet stand-alone transactional facilities, back-to-back Letter of Credit facilities, trade-receivable discounting, supplier cash payments and documentary collections. AGTF’s principals have approximately 65 years of combined experience in banking, corporate finance, trade finance, and emerging markets and have completed more than $1.1 billion in trade finance transactions. TriLinc’s partnership with AGTF provides short-term trade finance to borrowers trading into or out of select countries in Sub-Saharan Africa, responding to the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options. AGTF serves as a secondary sub-advisor. AMCTF’s name was changed to AGTF in December 2021, when Zebu Investment Partners, through its African Food Security LP, completed an equity buyout of the founders. As a result of the buyout, Africa Merchant Capital Group no longer has any interest in or relationship to AGTF.

•

CEECAT Capital Limited & CCL Investments SARL (“CCL”): established in 2014, CCL is a European-focused spin-off of ADM Capital, which has specialized in recovery, special situations and stressed opportunities across Asia since 1998 and in the Central and Eastern Europe, Central Asia and Turkey (“CEECAT”) region since 2005. CCL manages all of ADM (“Asia Debt Management”) Capital’s legacy assets in the CEECAT region and focuses on extending private credit to SMEs who cannot access regular bank financing due to factors such as local regulatory restrictions on bank lending, illiquidity or stress in the banking sector, delays in the bank approval process, collateral coverage mismatch for local banks, among others. CCL’s principals have nearly 85 years of combined experience in corporate and structured finance, cash equity sales and equity derivative sales, and have completed over $350 million in debt investment deals across the CEECAT region. CCL has a demonstrated track record in establishing, operating, managing and advising funds that invest in companies across the region through utilizing their strong cultural knowledge of the local legal jurisdictions and regulatory compliance requirements. CCL serves as a secondary sub-advisor.

•

Origin Capital Limited (“Origin”): headquartered in Johannesburg, South Africa with associates in six countries. Origin originates, structures, and manages transactions in Latin America and Africa, and partners with larger funds, development banks and institutional investors. Origin is differentiated by a combination of investment skills, local and international networks, and a thorough understanding of the Latin American and African environments.  Origin's principals have more than 80 years of combined experience in private debt, banking, and asset management in emerging markets and more than $3 billion in relevant transaction experience. Origin serves as a secondary sub-advisor.

•

Enhanced Capital Impact Lending, LLC (“Enhanced Capital”): a subsidiary of Enhanced Capital Group, LLC (“ECG”) and is TriLinc’s investment partner. Founded in 1999, ECG is a U.S. based impact investment firm that invests capital into local businesses, renewable energy projects, historic real estate rehabilitation, and affordable housing projects through federal and state incentive programs and other public policy investment strategies. ECG has invested in 36 states across the U.S., supporting small businesses through their impact lending strategy and other small business lending strategies. Enhanced Capital’s principals have a combined experience of over 45 years in credit analysis and asset management and have deployed more than $408 million into relevant debt transactions. Enhanced Capital serves as a primary sub-advisor.

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

During the year ended December 31, 2021, we invested, either through direct loans or loan participations, approximately $52.3 million across six portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and other investments. Additionally, we received proceeds from repayments of investment principal of approximately $40.9 million.

At December 31, 2021, our portfolio included 36 companies and was comprised of $119,374,062 or 39.5% in senior secured term loans, $132,290,743 or 43.9% in senior secured term loan participations, $45,092,689 or 15.0% in senior secured trade finance participations, and $3,758,063 or 1.2% in other investments. At December 31, 2020, our portfolio included 41 companies and was comprised of $106,899,154 or 37.2% in senior secured term loans, $129,917,253 or 45.2% in senior secured term loan participations, $45,800,210 or 15.9% in senior secured trade finance participations, and $3,758,063 or 1.3% in other investments.

As of December 31, 2021, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Sugarcane and Sugar Beets	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$1,832,492
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021	(2)	1,456,162	1,456,162
Consumer Lender	Personal Credit Institutions	Inclusive Finance	Colombia	11.25%	1/15/2022		293,920	293,920
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	9.16% Cash/2.20% PIK	6/18/2025		12,387,189	12,387,189
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023		20,389,264	20,389,264
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023		17,537,201	17,537,201
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	1/27/2023	(3)	32,962,527	34,050,695
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024		10,000,000	10,000,000
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	5/26/2022		5,000,000	5,000,000
Diaper Manufacturer II	Sanitary Paper Products	Responsible Consumer Goods Production	Peru	8.00% Cash/3.00% PIK	12/31/2024		4,880,364	4,880,364
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	9.63%	8/18/2023		4,740,000	4,740,000
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	10.00% Cash/3.00% PIK	11/23/2023		18,774,784	19,032,888
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/8.00% PIK	12/7/2023		6,501,170	6,466,030
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	12/31/2021	(2)	14,141,063	11,830,862
Consumer Lender II	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	9/1/2025		5,048,473	5,048,473
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		8,367,480	8,367,480
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	9.70%	9/30/2026		15,000,000	15,000,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	7.75% Cash/4.00% PIK	3/31/2023	(2)	14,612,822	13,058,231
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021	(2)	18,253,506	15,184,914
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	14.23%	2/7/2024		8,275,000	9,278,031
Marine Logistics Provider	Towing and Tugboat Service	Responsible Logistics Management	Nigeria	10.60%	1/31/2022	(2)	17,007,004	8,673,930
Frozen Bakery Products Manufacturer	Retail Bakeries	Responsible Consumer Goods Production	Romania	7.00% Cash/7.00% PIK	5/20/2024		3,900,880	3,915,874
Grain Processor G	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK	7/8/2024		517,493	517,493
Grain Processor F	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK	6/30/2025		11,176,537	11,176,537
Agriculture Distributor	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,772,744
Dairy Co-Operative	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	5,802,296	4,393,274
Beef Exporter	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,361,679
Cotton Producer	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.5%, 6.0%	6/30/2022	(2)	14,979,753	14,387,877
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Singapore	6.00% PIK	8/18/2025	(2)	19,777,304	17,634,943
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	5/31/2020	(2)	9,500,000	2,495,595
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	1,433,058	628,862
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	3/31/2022	(4)	675,256	675,256
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	3/31/2022	(4)	832,952	832,952
Fruit & Nut Distributor	Salted and Roasted Nuts and Seeds	Sustainable Agriculture & Agroprocessing	South Africa	17.50%	5/22/2015	(2)	785,806	497,462
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Receivable from IIG TOF B.V.	Miscellaneous Business Credit	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$301,603,725

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments" for further information.

[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of December 31, 2021, the composition of our investments based on the Company-created industry classification was as follows:

	Fair	Percentage
Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	36,528,483	12.1%
Inclusive Finance	10,082,393	3.3%
Infrastructure Development	33,481,806	11.1%
Recycling	47,066,746	15.6%
Responsible Consumer Goods Production	18,074,269	6.0%
Responsible Fuel Storage	8,367,480	2.8%
Responsible Industrial Goods Distribution	17,537,201	5.8%
Responsible Logistics Management	21,732,161	7.2%
Responsible Metals Distribution	17,634,943	5.8%
Responsible Natural Resources Distribution	20,389,264	6.8%
Sustainable Agriculture & Agroprocessing	60,453,050	20.0%
Sustainable Dairy Production	4,393,274	1.5%
Technological Innovation	1,456,162	0.5%
Other	3,758,063	1.3%
Total	$301,603,725	100.0%

The Company believes that the traditional industrial classification systems, including SIC codes, do not accurately reflect the sustainable nature of certain of the Company’s investments and, in some cases, may be misleading. Therefore, the Company uses a Company-created industry classification system for presentation of its investments, which the Company believes is more appropriate in light of the sustainable nature of the Company’s investments.

The industry composition of the Company’s portfolio, at fair value as of December 31, 2021 and December 31, 2020, was as follows:

	As of December 31, 2021		As of December 31, 2020
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$6,361,679	2.1%	$6,361,679	2.2%
Boatbuilding and Repairing	6,466,030	2.1%	5,946,066	2.1%
Chemicals and Allied Products	17,537,201	5.8%	15,858,045	5.5%
Chocolate and Cocoa Products	29,387,877	9.7%	13,128,867	4.6%
Coal and Other Minerals and Ores	38,024,207	12.6%	33,649,913	11.7%
Commercial Fishing	—	0.0%	35,838	0.0%
Computer Related Services, NEC	19,032,888	6.3%	18,502,811	6.4%
Corn	11,694,030	3.9%	—	0.0%
Corrugated and solid fiber boxes	12,387,189	4.1%	13,503,499	4.7%
Cotton Ginning	3,398,558	1.1%	3,398,558	1.2%
Dairy Farms	4,393,274	1.5%	4,719,383	1.6%
Department Stores	—	0.0%	9,360,235	3.3%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	1,456,162	0.5%	1,434,285	0.5%
Farm Products	1,508,208	0.5%	11,656,399	4.1%
Freight Transportation Arrangement	13,058,231	4.3%	14,034,913	4.9%
Groceries and Related Products	—	0.0%	434,619	0.2%
Hotels and Motels	11,830,862	3.9%	11,337,937	3.9%
Land Subdividers and Developers	15,184,914	5.0%	15,242,460	5.3%
Miscellaneous Business Credit	3,758,063	1.2%	3,758,063	1.3%
Motor Vehicle Parts and Accessories	9,278,031	3.1%	8,893,693	3.1%
Personal Credit Institutions	5,342,393	1.8%	3,062,598	1.1%
Petroleum and Petroleum Products	8,367,480	2.8%	13,685,366	4.8%
Refuse Systems	34,050,695	11.3%	29,730,723	10.3%
Retail Bakeries	3,915,874	1.3%	1,821,078	0.6%
Salted and Roasted Nuts and Seeds	497,462	0.2%	497,462	0.2%
Sanitary Paper Products	4,880,364	1.6%	4,737,437	1.6%
Secondary Nonferrous Metals	628,862	0.2%	5,628,861	2.0%
Short-Term Business Credit	4,740,000	1.6%	4,740,000	1.6%
Soap, Detergents, and Cleaning	—	0.0%	2,203,673	0.8%
Soybeans	5,772,744	1.9%	9,679,636	3.4%
Sugarcane and Sugar Beets	1,832,492	0.6%	2,367,936	0.8%
Telephone and Telegraph Apparatus	2,495,595	0.8%	3,366,356	1.2%
Telephone Communications	15,000,000	5.0%	1,161,200	0.4%
Towing and Tugboat Service	8,673,930	3.0%	12,986,279	4.4%
Total	$301,603,725	100.0%	$287,574,298	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021		As of December 31, 2020
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$19,926,255	6.6%	$24,159,256	8.4%
Botswana	4,740,000	1.6%	4,740,000	1.6%
Brazil	27,331,410	9.1%	26,816,813	9.3%
Cabo Verde	11,830,862	3.9%	11,337,937	3.9%
Cameroon	14,387,877	4.8%	13,128,867	4.6%
Chile	1,456,162	0.5%	2,810,079	1.0%
Colombia	5,342,393	1.8%	3,062,598	1.1%
Croatia	—	0.0%	9,360,235	3.3%
Ecuador	12,387,189	4.1%	13,539,337	4.7%
Ghana	8,367,480	2.8%	13,685,366	4.8%
Guatemala	—	0.0%	10,504	0.0%
Hong Kong	22,884,859	7.6%	25,532,915	8.9%
Indonesia	15,000,000	5.0%	—	0.0%
Jersey	15,000,000	5.0%	1,161,200	0.4%
Kenya	13,058,231	4.3%	14,034,913	4.9%
Malaysia	17,537,201	5.8%	15,858,045	5.5%
Mauritius	—	0.0%	434,619	0.2%
Mexico	34,050,695	11.3%	29,730,723	10.3%
Morocco	628,862	0.2%	628,861	0.2%
Namibia	15,184,914	5.0%	15,242,460	5.3%
Netherlands	9,278,031	3.1%	8,893,693	3.1%
Nigeria	10,182,138	3.4%	14,500,502	5.1%
Peru	4,880,364	1.6%	4,737,437	1.6%
Romania	3,915,874	1.3%	1,821,078	0.6%
Singapore	17,634,943	5.8%	16,483,354	5.7%
South Africa	497,462	0.2%	497,462	0.2%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,694,030	3.9%	8,755,878	3.0%
Zambia	—	0.0%	2,203,673	0.8%
N/A	3,758,063	1.1%	3,758,063	1.3%
Total	$301,603,725	100.0%	$287,574,298	100.0%

(1)

All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by one of the Company’s former sub-advisors, The International Investment Group L.L.C. (“IIG”). See Note 3 “Watch List Investments” for further information.

As of December 31, 2021, our largest investment represented approximately 9.7% of our net assets or 10.9% of our total portfolio.

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

On an annual basis, an updated impact assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. In March 2020, the Company issued its fourth Sustainability and Impact Report as of June 30, 2020. For our 2021 Sustainability and Impact report, the Company will also request an independent review of certain impact data therein.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2021 and 2020, we had borrowings amounting to $5,000,000 and $5,000,000, respectively. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated when we were formed.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2021, all of our investments were denominated in U.S. Dollars and we had not entered into any hedging transactions. At December 31, 2020, we only had one investment, amounting to approximately $9 million, which was not denominated in U.S. Dollars and we had not entered into any hedging transactions.

Operating Expense Responsibility Agreement

On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”). The Responsibility Agreement amends and replaces the prior agreement and amended the manner in which reimbursements to the Sponsor under the agreement will be allocated. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,231 of operating expenses, which had been paid by the Company through December 31, 2017.

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

The Company did not meet the Reimbursement Hurdle for the years ended December 31, 2021 and 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the years ended December 31, 2021 and 2020. As of December 31, 2021, there is a remaining aggregate balance of approximately $16,274,000 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Investment Advisory Agreements and Fees

We have agreed to pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Advisory Agreement. For the years ended December 31, 2021 and 2020, the Company incurred $7,065,751 and $7,334,178, respectively in asset management fees and $3,320,467 and $5,320,776, respectively in incentive fees to our Advisor.

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

Concentration of credit risk

At December 31, 2021, our portfolio of $301,603,725 (at fair value) included 36 companies and was comprised of $119,374,062 or 39.5% in senior secured term loans, $132,290,743 or 43.9% in senior secured term loan participations, $45,092,689 or 15.0% in senior secured trade finance participations, and $3,758,063 or 1.2% in other investments. Our largest loan by value was $32,962,527 or 10.9% of our total portfolio and provides for paid in kind (“PIK”) interest, with principal and interest due at maturity. Our 5 largest loans by value comprised 35.7% of our portfolio at December 31, 2021. Participation in loans represented 58.9% of our portfolio at December 31, 2021.

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

Pursuant to the terms of the Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses incurred from the commencement of our operations through December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which $4.2 million was paid by the Company and is shown as a receivable from the Sponsor. As of December 31, 2021, approximately $16.3 million of the $16.7 million in total operating expenses covered under the Responsibility Agreement have not been reimbursed to the Sponsor. If we fail to raise sufficient capital, our Sponsor and Advisor may not attain profitability and may not have sufficient liquidity to continue to support our operations. The lack of financial support from the Sponsor and Advisor could force us to significantly reduce our planned operations.

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

A portion of our investments bear interest at floating rates based on the London interbank offered rate (“LIBOR”). In March 2021, the Financial Conduct Authority ("FCA") confirmed its intention to cease publishing one-week and two-month LIBOR after December 31, 2021, and all remaining LIBOR after June 30, 2023. As of December 31, 2021, FCA ceased publishing one-week and two-month LIBOR. The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021, and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR.

Demand for SOFR has gained momentum as LIBOR approaches cessation. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law, providing a statutory fallback mechanism on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no fallback provisions or insufficient fallback provisions. Additionally, SOFR currently represents the best practice as the alternative to LIBOR for use in derivatives and other financial contracts. Among other factors, demand for SOFR-indexed instruments will continue to be dependent upon market participants’ preference for SOFR over existing alternative reference rates or an alternative reference rate that has yet to be developed.

As of December 31, 2021, 18% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable. There can be no assurances as to whether a replacement or alternative rate will be more or less favorable than LIBOR. The discontinuation or modification of LIBOR could result in interest rate decreases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our unitholders at expected levels or at all.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

We have investments in loans that contain a PIK interest provision, including our largest loan, which made up 10.9% of our total portfolio by value as of December 31, 2021. These investments may expose us to higher risks, including the following:

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2021, 58.9% of the fair value of our investment portfolio consisted of participations in loans. As described further in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments", IIG was the sub-advisor with respect to five of the 17 investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment.  As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, and, in 2017, sold us a $6 million participation in a loan that did not exist. We have not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders. As of December 31, 2021, 7.9% of our portfolio (by fair value) consisted of investments for which IIG was the sub-advisor, all are deemed Watch List investments.

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

While many of the economic effects of COVID-19 appeared to moderate over the course of 2021, the global economic environment has not fully normalized and there remains the risk of economic disruptions associated with potential new variants in the future. Most importantly, it is critical that supply chain disruptions and the resulting high input costs moderate in order for economic conditions to fully normalize.

The global scope of the Coronavirus pandemic and the related uncertainties, have adversely impacted many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity. As of the date of this report, many of our borrowers have experienced disruption in their operations related to COVID-19, to varying degrees.  As of the date of this report, COVID-19 has had a significant impact with respect to current and future payment performance with respect to 18.5% of our investments (based on the fair value of the investments as of December 31, 2021).  These borrowers have experienced material losses to revenues.  Where appropriate, we and our sub-advisors have attempted to work with borrowers to restructure facilities or extended payment due dates and maturity dates.  With respect to one investment, where restructuring has not been successful, we have issued a notice of default and are pursuing legal action to recover amounts due.

In addition to the adverse impact on many of our borrowers, we have also seen a slow down in transaction volume due to the impact of the pandemic.  To the extent the disruption and negative impact of the pandemic continues in future periods, we may have additional borrower defaults, which could further negatively impact our NAV. The adverse impact of COVID-19 was a significant contributor to the approximate $0.48 decline in our NAV per unit as of December 31, 2021, as compared to our NAV per unit as of December 31, 2020.

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

In addition, pursuant to the terms of the Responsibility Agreement, our Sponsor has absorbed and deferred reimbursement for a substantial portion of our operating expenses that were incurred from when we began our operations through September 30, 2017. Our Sponsor determined not to pay for any operating expenses for the fourth quarter of 2017 and periods thereafter. From time to time, our board of managers may change the amount of distributions that are paid, if paid at all.  For example, the daily distribution rate was reduced in March 2018 and was further reduced as of May 1, 2021. Daily distributions per unit are expected to be paid for periods on and after May 1, 2021 in an annualized amount equal to approximately 7.0% of the most recently determined NAV per unit disclosed by us at the time the distribution is declared, although there can be no assurances that our board of managers will authorize distributions at this approximate annualized rate or at all.  Since our NAV per unit can vary from quarter to quarter, if our board of managers continues to authorize daily distributions at an annualized rate that is based on our most recently determined NAV per unit, it is likely that the per unit dollar amount of distributions paid to our unitholders will similarly vary.

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

As of December 31, 2021, we had not engaged in any significant hedging transaction. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

All of our outstanding debt is collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets and if we default on the payment our credit holders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2021, we had $5 million debt outstanding with a debt to equity ratio of 1.5%.

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

As of December 31, 2021, we had $5 million in total debt, which we repaid in full as a balloon payment of $5 million due in January 2022.

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

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2021 and 2020, we did not receive any such material prepayments.

Non-payment by borrowers and acts or omissions by our sub-advisors that result in us not being repaid for our investments has and may continue to prevent us from realizing expected income and has and may continue to result in a decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. As of December 31, 2021, we had 17 borrowers who had failed to repay principal and interest and were included on our Watch List.  Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments" for more information about the Watch List.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2021 and 2020, we have made loans to companies located in Argentina, Botswana, Brazil, Cabo Verde, Cameroon, Chile, Colombia, Croatia, Ecuador, Ghana, Guatemala, Hong Kong, Indonesia, Jersey, Kenya, Malaysia, Mauritius, Mexico, Morocco, Namibia, Netherlands, Nigeria, Peru, Romania, Singapore, South Africa, the United Arab Emirates, Uganda, and Zambia. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include the economic disruption caused by the global outbreak of the Coronavirus and changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

•

Geopolitical Risk: Given that we invest in developing economies, there is a possibility of nationalization, expropriation, unfavorable regulation, economic, political, or social instability, military conflict, including the escalating military conflict between Russia and Ukraine, war, or terrorism which could adversely affect the economies of a given jurisdiction or lead to a material adverse change in the value of our investments in such jurisdiction.

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

We intend to be treated as a partnership (other than a publicly traded partnership) for U.S. federal income tax purposes and not as a corporation. We have not sought a ruling from the Internal Revenue Service, or IRS, on our tax treatment as a partnership, and there is no guarantee that such treatment would be sustained by a court if challenged by the IRS.

If we were taxable as a corporation, we would not be entitled to “pass through” our income and losses to our unitholders. Instead, we would, among other things, be subject to income tax on our income and profits in the same manner and at the same rate as a corporation, and our losses, if any, would not pass through to the unitholders. Unitholders would be taxed upon distributions  in the same manner that corporate shareholders are taxed on corporate distributions, resulting in distributions being treated as taxable dividends to the extent of our earnings and profits; as non-taxable returns of capital to the extent they exceed our earnings and profits, up to the unitholder’s basis in its units, and thereafter as gain on sale of the unitholder’s units.

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

Since in certain cases we may recognize taxable income before or without receiving cash representing such income, for any given period, unitholders may recognize taxable income with respect to their units in excess of the cash distributions made to them.

Additionally, the payment of the distribution fee over time with respect to the Class C units, certain Class I units, and Class W units is deemed to be paid from cash distributions that would otherwise be distributable to such unitholders. Accordingly, the holders of Class C units, certain Class I units, and Class W units will receive a lower cash distribution to the extent of such unitholders’ obligation to pay such fees. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the Company allocable to the Class C, certain Class I, and Class W unitholders may, therefore, exceed the amount of cash distributions made to such unitholders.

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

The Tax Cuts and Jobs Act may Adversely Affect the Company, its Subsidiaries or Unitholders

On December 22, 2017, P.L. 115-97 was signed into law, informally titled the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes significant changes to the Code, including a number of provisions that could affect the taxation of the Company, its subsidiaries or unitholders. The Tax Act limits the ability of taxpayers to utilize certain tax attributes, including the following:

•

The amount of business interest expense that may be deducted in a particular year generally cannot exceed the sum of (i) the taxpayer’s business interest income, and (ii) 30% of its taxable income, as adjusted.

•

A limitation on the ability of non-corporate taxpayers to deduct excess losses incurred in businesses. Any loss that is disallowed as an excess business loss is treated as a net operating loss carryover to the following tax year.

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

Under regulations promulgated by the U.S. Treasury Department, the activities of the Company may create one or more “reportable transactions,” requiring the Company and each unitholder, respectively, to file information returns with the IRS. We will give notice to all unitholders of any reportable transaction of which we become aware in the annual tax information provided to unitholders in order to file their tax returns.

Unitholders may be required to obtain U.S. federal income tax return filing extensions and to file tax returns in multiple jurisdictions.

We will use reasonable commercial efforts to cause all tax filings to be made in a timely manner (taking permitted extensions into account); however, investment in the Company may require the filing of tax return extensions. Unitholders may have to obtain one or more tax filing extensions if the Company does not deliver Schedules K-1 by the due date of the unitholders’ returns. Although our management will attempt to cause the Company to provide unitholders with estimated annual U.S. federal income tax information prior to March 15th as long as the Company’s taxable year is the calendar year, the Company may not obtain annual U.S. federal income tax information from all borrowers by such date and tax return extensions may be required to be filed by unitholders. Moreover, although estimates will be provided to the unitholders by the Company in good faith based on the information obtained from the borrowers, such estimates may be different from the actual final tax information and such differences could be significant, resulting in interest and penalties to the unitholders due to underpayment of taxes or loss of use of funds for an extended period of time due to overpayment of taxes. Furthermore, the Company’s activities may require unitholders to file in multiple jurisdictions if composite state returns are not filed by the Company. We may file composite state tax returns for the benefit of unitholders that elect to participate in the filing of such returns.

We may incur unrelated business taxable income which will be taxable to our tax –exempt investors.

Tax-exempt investors (such as an employee pension benefit plan or an IRA) may have Unrelated Business Taxable Income, or UBTI, from investments that are made by us. We have borrowed and may in the future borrow funds, which can lead to the generation of UBTI from debt financed property. We may also receive income from services rendered in connection with making loans, which is likely to constitute UBTI. We may acquire investments that generate UBTI and unitholders can expect some or all of their allocable share of income and/or profits from the Company to be UBTI. Although we have attempted to structure our investments so as to minimize generating UBTI, there is no assurance that UBTI will not be generated from our investments. The Company will not be liable to tax-exempt investors for the recognition of UBTI.

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

We may generate income that is “effectively connected” with a U.S. trade or business, and, if so, a non-U.S. unitholder will generally be required to file an annual U.S. federal income tax return and pay U.S. federal income tax, in the same manner as a U.S. unitholder, with respect to such income. A U.S. federal withholding tax, at the highest applicable effective tax rate, generally will be imposed on a non-U.S. unitholder’s allocable share of such effectively connected income (whether or not such income is distributed). There also may be state or local tax withholding.  Non-U.S. investors may also be subject to the provisions of the Foreign Investment in Real Property Tax Act of 1980, as amended, which generally treats any gain or loss of a non-U.S. person that is realized in connection with the (actual or constructive) disposition of a “U.S. real property interest” as gain or loss effectively connected with a U.S. trade or business engaged in by such non-U.S. person. Additionally, in the case of a non-U.S. unitholder that is a corporation, a U.S. "branch profits tax" of up to 30% will generally apply with respect to any such effectively connected income.

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

Risks related to ERISA:

If our assets are deemed to be “plan assets” for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where employee benefit plans subject to ERISA or other plans subject to Section 4975 of the Code (together, “ERISA Plans”) hold an equity interest in an entity, the assets of the entire entity are deemed to be “plan assets” unless the equity interest is a “publicly-offered security” or a security issued by an investment company registered under the Investment Company Act of 1940 or another exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan fiduciaries under Title I of ERISA and Section 4975 of the Code, may be applicable to us. In particular, ERISA and the Code impose certain duties on persons who are fiduciaries of an ERISA Plan and prohibit certain transactions involving the assets of an ERISA Plan and its fiduciaries or other parties who have a specified relationship with the ERISA Plan. We believe that our assets will not be treated as “plan assets” because our units should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of our units, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are deemed to hold “plan assets,” we may be exposed to liability under ERISA or the Code and our performance and results of operations could be adversely affected. Prior to making an investment in us, our unitholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on our unitholders’ investment and our performance.

Risks Relating to Our Units:

The units sold will not be listed on an exchange for the foreseeable future, if ever. Therefore, it will be difficult for our unitholders to sell their units and, if they are able to sell their units, they will likely sell them at a substantial discount.

Our units are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, our unitholders should not rely on our unit repurchase program as a method to sell units promptly because our unit repurchase program includes numerous restrictions that limit the unitholders’ ability to sell their units to us, and our board of managers may amend, suspend or terminate our unit repurchase program at any time. In particular, the unit repurchase program provides that we may make repurchase offers only if our unitholders have held our units for a minimum of one year, we have sufficient funds available for repurchase from our distribution reinvestment plan and to the extent the total number of units for which repurchase is requested in any 12 month period does not exceed 5% of our weighted average number of outstanding units as of the same date in the prior 12 month period. Therefore, it will be difficult for our unitholders to sell their units promptly or at all. We have not been able to fulfill all repurchase requests submitted during the year ended December 31, 2021 because they exceeded the limitations of the program and we have repurchased a pro rata amount of the unitholders’ requests.  See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information. If our unitholders are able to sell their units, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell units to someone in those states.

Although the Company has a perpetual duration, in the future, our board of managers may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) dissolution and winding up distribution of our assets; (2) merger or sale of all or substantially all of our assets; or (3) the listing of units on a national securities exchange. We had disclosed previously that if we did not consummate a liquidity event by August 25, 2021, we would commence an orderly liquidation of our assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation was not in the best interests of our unitholders. In light of this previous disclosure, beginning in late 2020, the board of managers, together with our management, conducted a review of the risks and benefits of various potential strategic alternatives, with the goal of determining what is in the best interests of the Company and our unitholders. The board of managers engaged a nationally recognized investment bank to evaluate possible strategic alternatives, including: liquidation; continuing as an operating company; listing the Company’s units on a national securities exchange; and merger with another company. After review and discussion of the strategic alternatives and market conditions, the board of managers, including all of the independent managers, determined in May 2021 that the commencement of a liquidation of our assets in August 2021 was not in the best interests of the unitholders and approved the continuation of operations for at least an additional 12 months thereafter, until August 26, 2022. This decision was consistent with the recommendation of management and the investment bank. The board of managers and management believe that this will provide the Company with more time to stabilize its portfolio and NAV as the world begins to emerge from the adverse impact of the pandemic. In addition, the Company will continue to pursue leverage, which, if obtained, is expected to be accretive as the portfolio stabilizes. The board of managers will revisit this analysis no later than August 26, 2022 and then may continue to reassess strategic alternatives annually, or may determine to extend the period between its considerations of alternatives for a longer period. The units should accordingly continue to be considered a long-term investment with very limited liquidity.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2021, we have incurred a cumulative total of approximately $17.3 million in offering costs which has been reimbursed to our Sponsor.

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

General Risk Factors

Terrorist attacks, military conflicts, acts of war or national disasters may affect any market for units, impact the businesses in which we invest, and harm our business, operating results and financial conditions.

Terrorist acts, military conflicts, including the escalating conflict between Russia and Ukraine, acts of war or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. Future terrorist activities, civil war, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties in the regions in which we may invest, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, the Company was not a party to any material legal proceedings other than the legal proceedings described in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments".

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Net Asset Value

There is no public trading market for our units.

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of a third-party independent valuation firm as to the reasonableness of our internal estimates of fair value of selected loans and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation.  Our board of managers has determined our estimated net asset value, as of December 31, 2021, to be approximately $7.12 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as compared to approximately $7.60 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as of December 31, 2020. The decrease of approximately $0.48 in the estimated net asset value from December 31, 2020 to December 31, 2021 resulted primarily due to the Company having recorded $13,643,894 in unrealized depreciation on our investments during the year ended December 31, 2021. Our net asset value would have decreased for all unit classes in all prior periods if the Sponsor had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. Our estimated net asset value was determined in accordance with the procedures set forth above. See Note 2 to our Consolidated Financial Statements for more information about the valuation of our investments.

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

As of March 30, 2022, there were 18,204,583 Class A units outstanding held of record by 3,752 persons, 7,859,672 Class C units outstanding held of record by 1,917 persons, 10,570,194 Class I Units outstanding held of record by 1,913 persons, 24,555 Class W units outstanding held of record by four persons, 2,721,172 Class Y units outstanding held of record by 224 persons, and 8,423,851 Class Z units outstanding held of record by two persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

Since July 2013, the Company has paid monthly distributions for all classes of units. For the years ended December 31, 2021 and 2020, $18,030,422 and $19,400,494, respectively, of these distributions were paid in cash and $7,999,688 and $9,274,239, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2021, we sold an aggregate of 128,396 units of Class Y units to accredited investors for an aggregate amount of approximately $938,000. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

For the year ended December 31, 2021, the Company had received and processed 363 repurchase requests. The Company repurchased an aggregate of 375,049 Class A units, 246,270 Class C units, 392,684 Class I units and 55,393 Class Y units for a total of $7,962,052.

For the year ended December 31, 2020, the Company had received and processed 463 repurchase requests. The Company repurchased an aggregate of 399,251 Class A units, 259,441 Class C units, and 497,682 Class I units and 27,593 Class Y units for a total of $9,253,114.

Repurchases for the first, second, third and fourth quarters of 2021 were repurchased at a price equal to $7.600, $7.540, $7.337 and $7.251, respectively per unit, which was the net asset value per unit of each class as of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, respectively, and the most recently disclosed net asset value per unit at the time of repurchase in each respective quarter.

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

During the three months ended December 31, 2021, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
10/01/2021 - 10/31/2021	271,465	$7.337	271,465	892,446
11/01/2021 - 11/30/2021	—	$-	—	892,446
12/01/2021 - 12/31/2021	—	$-	—	892,446
Total	271,465	$7.337	271,465

During the three months ended December 31, 2021, we repurchased 271,465 units for a total of $1,991,734.  In addition, as of December 31, 2021, there were repurchase requests for a total of 236,148 units that were pending which were processed by the Company during January 2022 at a price of $7.251 per unit. For the quarter ended December 31, 2021, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that we repurchased approximately 236,000 units, or 6.43% of eligible repurchase requests (based on the number of units submitted for repurchase), and approximately 2,687,000 units, or 93.57% of eligible repurchase requests (based on the number of units submitted for repurchase), were not redeemed. Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end were carried over to the next quarter and will be treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

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

For the period from June 12, 2013 through December 31, 2021, we issued 7,037,116 units totaling approximately $58,909,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

ITEM 6. RESERVED

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

For the year ended December 31, 2021, we issued 1,069,529 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $8,000,000. In addition, for the year ended December 31, 2021, we issued 814,444 of our units for gross proceeds of approximately $6,106,000 pursuant to our ongoing private placement described above. As of December 31, 2021, $29,429,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

For the year ended December 31, 2020, we issued 1,181,117 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $9,274,000. In addition, for the year ended December 31, 2020, we issued 667,151 of our units for gross proceeds of approximately $5,276,000 pursuant to a private placement.

From our inception to December 31, 2021, we have issued an aggregate of 55,218,582 of our units, including 7,037,116 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $507,136,000 including approximately $58,909,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $485,474,000.

Impact of COVID-19

The ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), including the recent spread of the Delta variant and emergence of the Omicron and other variants, continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020 and continued into 2021 in certain areas, including particularly in developing markets, in an attempt to curb the spread of the Coronavirus. Although economic contractions associated with such suspensions and closures have subsided either in whole for most advanced economies or in part for most developing economies, the economic recovery has been significantly affected by supply chain disruptions and higher input costs. These issues have more acutely affected developing economies. The Company believes that most regions in which it invests are poised to achieve economic normalization once the supply chain disruptions and input cost increases dissipate.  However, the Company expects economic recovery to be slower in Sub-Saharan Africa, where vaccination rates have been lower than in the rest of the world and the impact of COVID-19 is likely to impede economic recovery more so than in other regions. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 cases began to spike again globally, as we saw with recent variants, it could further adversely impact the Company’s borrowers’ businesses, financial condition and results of operations, which could result in their inability to make required payments in the near term and impact the fair value of the Company’s investments. Although multiple vaccines have been approved for use in certain countries and the vaccination rates in the United States and most advanced economies have been encouraging, there is still uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be fully relaxed in certain of the regions in which the Company invests. During the years ended December 31, 2021 and 2020, the Company made material adjustments to the fair value of certain of its investments, in part due to the impact of COVID-19. These adjustments, which amounted to approximately $6,368,000 and $6,418,000, respectively, in the aggregate during the years ended December 31, 2021 and 2020, were made with respect to 18.5% and 23.0%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

Although the Coronavirus has created material uncertainty and economic disruption, due to the rapidly evolving nature of the situation, the Company cannot predict the ultimate impact it will have on us. The Company is managing the situation through active engagement with its borrowers and is analyzing the potential effects COVID-19 may have on the portfolio or any potential capital deployments. Additionally, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the Coronavirus to the workforce, including permitting employees to work remotely and significantly enhanced office sterilization procedures to minimize the probability of contagion.

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied.  For example, as indicated under “Watch List Investments," below, the borrowers with respect to the investment added to the Watch List for the year ended December 31, 2021 and three of the six investments added to the Watch List for the year ended December 31, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic, as well as due to the adverse impacts of supply chain disruptions and higher input costs associated with shortages of goods and labor. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due in part to the disruptions associated with COVID-19 as well as due to the supply chain disruptions and increased input costs, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption described above is expected to continue and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was one of the material contributors to the approximate $0.48 decline in our NAV per unit as of December 31, 2021, as compared to the Company’s NAV per unit as of December 31, 2020.

In addition, the Company saw a slowdown in transaction volume due to the impact of the pandemic through most of 2021, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) were no longer in a position to appropriately add debt capital. While transaction volume has increased in recent months, it has not yet recovered to pre-pandemic levels and may continue to be affected by restrictions on travel and other shelter in place orders, making it more difficult to conduct in-person visits with potential borrowers. Additionally, in future periods, the Company may hold higher levels of cash than before the pandemic to ensure it has sufficient cash available to meet its cash obligations. Uncertain or inconsistent deployment of capital or higher cash balances each have the potential to further reduce cash flow generated to cover the Company’s distributions to its unitholders and/or cause the Company to further reduce its NAV in future periods.

Outlook

As noted above, the pandemic has had an adverse impact on many of our borrowers. The adverse impact on the global supply chain has been one of the largest challenges for our borrowers, as most of them are exporters directly tied to global trade. Some of these challenges include: demand from suppliers to be paid in cash rather than supplier credit, significant increases in shipping costs (when and if shipping is reliably available), and delays in the payment of receivables, all of which put pressure on borrowers’ working capital needs. Similarly, our borrowers experienced challenges related to the decrease in global demand during 2021, which resulted in declines in revenue for many of them. While many of our borrowers have been able to manage these declines by proactively reducing their operating expenses, a return to pre-pandemic global demand levels will be critical to our borrowers seeing a sustainable recovery with respect to revenue. As conditions continue to improve, due to the easing of restrictions and lockdowns that were put in place to curb the spread of COVID-19, global demand has recovered. However, in order to see a full normalization of economic conditions, supply chain challenges must be eased. As noted above, we have seen improvement in conditions as vaccinations are deployed globally in greater numbers, but we believe the effective distribution of vaccines to the populations of emerging market countries will remain critical to a full economic recovery for our affected borrowers. The delay of vaccination distribution in emerging market countries, where many of our borrowers are located, caused a lag in their economic recovery in 2021, which we expect to improve in coming quarters, particularly if supply chain disruptions and input costs normalize.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2021, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating.  We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. As a result, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, interest rates of our debt could decrease, which could adversely affect our operating results. In addition, uncertainty about the extent and manner of future changes may result in interest rates that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023, and new contracts ceased to be written using LIBOR at the beginning of 2022. As of December 31, 2021, 18% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after June 2023 and work with our sub-advisors to seek to ensure any transition away from LIBOR will have minimal impact on our investments, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Expenses

Our primary operating expenses include the payment of asset management fees and expenses reimbursable to our Advisor under the Advisory Agreement

We bear all other costs and expenses of our operations and transactions.

From our inception through December 31, 2017, under the terms of the Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which approximately $16.3 million have not been reimbursed to the Sponsor as of December 31, 2021.

Portfolio and Investment Activity

During the year ended December 31, 2021, we invested approximately $52.3 million across six separate portfolio companies, including three new borrowers. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $40.9 million.

During the year ended December 31, 2020, we invested approximately $25.5 million across four portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and other investments. Additionally, we received proceeds from repayments of investment principal of approximately $82.5 million.

At December 31, 2021 and 2020, the Company’s investment portfolio included 36 and 41 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of December 31, 2021		As of December 31, 2020
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$119,374,062	39.6%	$106,899,154	37.2%
Senior secured term loan participations	132,290,743	43.9%	129,917,253	45.2%
Senior secured trade finance participations	45,092,689	15.0%	45,800,210	15.9%
Other investments *	3,758,063	1.2%	3,758,063	1.3%
Equity warrants	1,088,168	0.4%	1,199,618	0.4%
Total investments	$301,603,725	100.0%	$287,574,298	100.0%

*	This investment was originally classified as an investment in a credit facility originated by IIG TOF B.V.

As of December 31, 2021, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and other investments were 10.5%, 11.7%, 11.6%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.4% on our total portfolio.

As of December 31, 2020, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and other investments were 10.4%, 12.3%, 11.4%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.6% on our total portfolio.

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of December 31, 2021 and 2020, the Company was in compliance with all of the above concentration limits.

Watch List Investments

Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments.”

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of December 31, 2021. Our interest receivable balances at December 31, 2021 and 2020 are recorded at the amounts that we expect to collect.  In addition, certain of our investment in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balance as of December 31, 2021 and 2020 amounted to approximately $3,487,000 and $3,418,000, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Investment income
Interest income	$36,414,948	$42,240,413
Interest from cash	41,937	96,445
Total investment income	36,456,885	42,336,858
Expenses
Asset management fees	7,065,751	7,334,178
Incentive fees	3,320,467	5,320,776
Professional fees	3,237,170	3,842,481
General and administrative expenses	1,314,923	1,414,586
Interest expense	195,056	254,682
Board of managers fees	257,500	257,500
Total expenses	15,390,867	18,424,203
Net investment income	$21,066,018	$23,912,655

Revenues

For the years ended December 31, 2021 and 2020, total investment income amounted to $36,456,885 and $42,336,858, respectively. Interest income decreased by $5,825,465 during 2021 as a result of a decrease in the weighted average yield of approximately 0.2% from a weighted average yield of 11.6% for 2020 to approximately 11.4% for 2021. The decrease in yield was primarily due to the annualized impact of certain non-performing positions having been previously put on non-accrual status for approximately $1.5 million, a one-time positive adjustment to investment income due to a final settlement of an investment position in 2020 for approximately $2.7 million and the remainder is primarily attributable to lower variable interest rates in our portfolio.

During the year ended December 31, 2021, $22,057,685 or 60.6% of the interest income earned came from loan and trade finance participations and $14,357,263 or 39.4% came from direct loans. In addition, we earned $41,937 in interest income on our cash balances.

During the year ended December 31, 2020, $28,152,629 or 66.7% of the interest income earned came from loan and trade finance participations and $14,087,784 or 33.3% came from direct loans. In addition, we earned $96,445 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the year ended December 31, 2021 decreased by $764,600 to $5,004,649 from $5,769,249 for the year ended December 31, 2020.  The decrease was primarily due to the following: 1) a decrease in interest expense of $59,626, which was attributable to a decrease in outstanding indebtedness, 2) a decrease in general and administrative expenses of $99,663 which was primarily due to a decrease in travel expenses, and 3) decrease in professional fees of $605,311 which was primarily due to less fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the years ended December 31, 2021 and 2020, the asset management fees amounted to $7,065,751 and $7,334,178, respectively. The incentive fees for the years ended December 31, 2021 and 2020 amounted to $3,320,467 and $5,320,776, respectively. The decrease in incentive fees is due to the decrease in revenue during the year ended December 31, 2021.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded realized losses of $4,008,719 and $0 for the years ended December 31, 2021 and 2020. We recorded unrealized losses of $13,643,894 and $15,037,022 for the years ended December 31, 2021 and 2020, respectively. These realized and unrealized losses were primarily driven by macro events, including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2021, we had approximately $16.8 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. As noted above, the combination of a slower pace of deployment of capital with higher cash balances may further reduce cash flows generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses. The Company did not meet the Reimbursement Hurdle for the quarter ended December 31, 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended December 31, 2021.  As of December 31, 2021, there is a remaining aggregate balance of approximately $16.3 million in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. As of December 31, 2021, TGIFC has $5.0 million total outstanding under the Christian Super notes. For more information on this note, please see “Notes to Consolidated Financial Statements— Note 7. Notes Payable—Christian Super Promissory Note.” As of December 31, 2021, we had $5.0 million in total debt outstanding with a debt to equity ratio of 1.5%. We extended and repaid the CS Note in full in January 2022.

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

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2021, we paid a total of $26,030,110 in distributions, comprised of $18,030,422 paid in cash and $7,999,688 reinvested under our Distribution Reinvestment Plan.

Related Party Transactions

For the years ended December 31, 2021 and 2020, the Advisor earned $7,065,751, and $7,334,178, respectively, in asset management fees and $3,320,467 and $5,320,776, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,240,231 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of approximately $16,274,000 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended December 31, 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended December 31, 2021.

As of December 31, 2021 and 2020, due from affiliates on the Consolidated Statements of Assets and Liabilities in the amount of $4,240,231 and $4,057,734, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the years ended December 31, 2021 and 2020, we paid SC Distributors, the dealer manager for certain of our offerings, approximately $432,000 and $468,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Legal Proceedings

As of December 31, 2021, the Company was not a party to any material legal proceedings other than as set forth in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments.”

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

There have been no significant changes to our critical accounting policies, estimates and judgments during year ended December 31, 2021, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that we expect to collect such amounts. The Company does not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight line basis, which we have determined not to be materially different from the effective yield method.

The Company records prepayment fees for loans and debt securities paid back to us prior to the maturity date as interest income upon receipt.

The Company generally place loans on non-accrual status when there is a reasonable doubt that principal or interest will be collected. If, however, management believes the principal and interest will be collected, a loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the financial condition of the borrower. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in our management’s judgment, is likely to remain current over the remainder of the term.

Valuation of Investments

The Company accounts for all of its investments at fair value with changes in fair value recognized in the consolidated statement of operations. Fair value is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has categorized its investments into a three-level fair value hierarchy as discussed in Note 2.

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
2.

For all investments with a stated maturity of greater than 12 months, the Company engages a third-party independent valuation firm to perform certain limited procedures that we have identified and requested the independent valuation firm perform a review on the reasonableness of the Company’s internal estimates of fair value on each asset on a quarterly rotating basis, with each of such investments being reviewed at least annually. In addition, the Company engaged an independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform to provide an estimate of the range of fair value of material investments on the Watch List. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith;

3.	The audit committee of the Company’s board of managers reviews and discusses the preliminary valuation prepared by the Advisor and any report rendered by the independent valuation firm; and
4.

The board of managers discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the inputs which include but are not limited to, inputs of the Advisor, the independent valuation firm and the audit committee.  The Company’s board of managers and the Company is solely and ultimately responsible for the determination, in good faith, of the fair value of each investment.

Below is a description of factors that the Company’s board of managers may consider when valuing its investments.

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are performing loans, with no macroeconomic indicator or other event observed that would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment, most of these investments generally do not deviate materially from the amortized cost. If, pursuant to the Company’s quarterly review, the Company determines that one or more material valuation adjustments are appropriate, then the Company adjusts the fair value. Historically, in most cases these adjustments that have resulted in a fair value that is materially different from amortized cost have resulted in the Company’s determination to place the investment on the Watch List.

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of our investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, we may use a collateral based approach (also known as a liquidation or net recovery approach).  The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model.  When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery.  The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that it may take into account in valuing our investments include, as applicable:

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

With respect to warrants and other equity investments, as well as certain fixed income investments, the Company may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies, option pricing models or industry practices in determining fair value. the Company may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors we deem relevant in measuring the fair values of its investments.

Recent Accounting Pronouncements

See Note 2 to the Company’s accompanying Consolidated Financial Statements for a description of recent accounting pronouncements and its expectation of their impact on the Company’s results of operations and financial condition.

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 11. Subsequent Events.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, starting in March 2020, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of COVID-19 amongst its personnel, including permitting and encouraging employees to work remotely and temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion. The cessation of travel has caused us to adapt the methods the Company uses to review our sub-advisors and investments.  While the Company’s pre-existing controls were not specifically designed to operate in a predominantly remote work operating environment with no international travel, the Company has re-evaluated and adapted our review and reporting processes for this environment and the Company believes that its disclosure controls and procedures and internal controls over financial reporting continue to be effective. The Company is monitoring and assessing its internal control environment to ensure that the Company’s controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2021, the board of managers held 13 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	60	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	61	Chief Compliance Officer and Affiliated Manager
Scott T. Hall	51	Chief Operating Officer
Mark A. Tipton	61	Chief Financial Officer
Paul Sanford	46	Chief Investment Officer
Terry Otton	67	Independent Manager
Cynthia Hostetler	59	Independent Manager
R. Michael Barth	72	Independent Manager

Gloria S. Nelund, Chairman, President and Chief Executive Officer

Gloria S. Nelund has served as our Chairman and Chief Executive Officer since our formation in April 2012 and became our President in December 2014. In addition, she has served as the Chairman and Chief Executive Officer of our Advisor since its formation in April 2012, President of our Advisor from December 2014 to August 2019, Chief Compliance Officer of our Advisor from November 2013 to February 2019, the Chairman and Chief Executive Officer of our Sponsor since its formation in August 2008, President of our Sponsor from December 2014 to October 2015 and Chief Compliance Officer of our Sponsor from November 2013 to February 2019.

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

In addition to her activities with TriLinc, Ms. Nelund is an Independent Trustee for the Victory Funds, a mutual fund complex with over $50 billion in assets under management. She is also a life-long supporter of development-oriented philanthropic causes. While at Deutsche Bank, Ms. Nelund served on the Board of the Deutsche Bank Americas Community Development Group, with responsibility for providing loans, investments, and grants to targeted organizations throughout the U.S. and Latin America. She has also volunteered as a teacher of at-risk youth in the Los Angeles Unified School District and the YMCA of Los Angeles. Ms. Nelund is involved with not-for-profit organizations and actively supports entrepreneurship, research and education. She is an active speaker and guest lecturer on Impact Investing at conferences and several top business schools, including Wheaton, Kellogg, and the Massachusetts Institute of Technology. Ms. Nelund attended the University of Dayton in Dayton, Ohio and she is a graduate of the University of Virginia Colgate Darden Graduate School’s Sales and Marketing Executives Program.

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

Brent L. VanNorman, Esq., CPA, Chief Compliance Officer, Secretary, and Manager

Brent L. VanNorman has served as our Chief Compliance Officer and Secretary since October 2013 and as a Manager since December 2014. Mr. VanNorman served as our Chief Financial Officer from August 2014 to January 2019, as our Chief Operating Officer from August 2014 to January 2019, and as Interim Chief Financial Officer from October 2013 until his appointment as Chief Financial Officer in August 2014. In addition, Mr. VanNorman has served as President of our Advisor since September 2019.  Mr. VanNorman also served as Chief Operating Officer of our Advisor from October 2013 to July 2018, and as Chief Financial Officer of our Advisor from November 2013 until December 2017. Mr. VanNorman has served as Chief Financial Officer of our Sponsor from November 2013 until December 2016, Chief Operating Officer of our Sponsor from November 2013 to July 2018. Mr. VanNorman has also served as President of our Sponsor since November 2015 and continues as President in a part-time role as he transitions to retirement from our Sponsor.

In November 2013, Mr. VanNorman began serving in a part-time capacity as General Counsel for CCG Systems, Inc (“CCG”), a provider of fleet management software. In May 2018, he increased his role at CCG by becoming Executive Vice President & General Counsel and continued in that capacity when CCG sold the majority of its assets to TT Faster LLC. He currently serves TT Faster LLC in a part-time capacity as its General Counsel. Mr. VanNorman has also served on the Board of Directors of CCG since August of 2015. In addition, Mr. VanNorman served on the Board of Directors of IMPACT International, a not-for-profit organization from 2004 until 2015. Mr. VanNorman has served as an adjunct instructor in Liberty University’s School of Law since January 2021.

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

Scott T. Hall, Chief Operating Officer

Scott T. Hall has served as our Chief Operating Officer since February 2019, Chief Operating Officer of the Advisor since August 2018, Chief Compliance Officer of the Advisor since March 2019, Chief Operating Officer of the Sponsor since August 2018 and Chief Compliance Officer of the Sponsor since March 2019.

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

Mark A. Tipton, Chief Financial Officer

Mark A. Tipton has served as our Chief Financial Officer since February 2019 and as Chief Financial Officer of the Advisor and Sponsor since January 2018.

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

Mr. Sanford has over twenty years of experience developing, managing and executing global macro investment strategies at both large global banks and boutique investment firms. Throughout his career, Mr. Sanford has followed and invested in emerging markets as part of his various investment mandates, including conducting extensive research on developing economies and reviewing and selecting leading managers of emerging market debt and equities. Mr. Sanford has a deep understanding of macroeconomics and geopolitics, and an in-depth knowledge of traditional and alternative asset classes in both public and private capital markets. For over two decades, Mr. Sanford has been a global macro investor with a focus on Central Bank policy, GDP growth trends, global interest rates, global currencies and foreign government policies.

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

Cynthia Hostetler, Independent Manager

Cynthia Hostetler has served as our Independent Manager since February 2013. Additionally, Ms. Hostetler has served on the Board of Directors of Vulcan Materials Company (NYSE: VMC), a producer of construction aggregates and other construction materials, since July 2014, and has been an independent trustee for Invesco Funds since 2017. Additionally, in March 2020, she was appointed to the Board of Directors for Resideo Technologies (NYSE:REZI).  Ms. Hostetler also joined the board of Textainer Group Holdings Limited (NYSE:TGH), a leading global shipping container finance company in 2021.  Ms. Hostetler has been a board member of the Independent Directors Council, the leading professional organization for the mutual fund directors, since 2014. Since 2018, Ms. Hostetler has been a board member of the Investment Company Institute, the leading professional association representing regulated funds globally. Ms. Hostetler previously was an independent trustee of Aberdeen Investment Funds from 2013 until 2017 and prior to the acquisition of Artio Global Asset Management by Aberdeen Asset Management, an independent trustee of Artio Global Investment Funds from 2010 until 2013. Ms. Hostetler served on the board of Genesee Wyoming Railroad (NYSE:GWR) from May 2018 to December 2019. GWR was acquired by Brookfield Asset Management in late 2019. Ms. Hostetler also served from May 2012 to November 2013 as an independent director of Edgen Group (NYSE:EDG), an energy infrastructure company. EDG was acquired by Sumitomo Corporation in late 2013. From August 2001 until her retirement in January 2009, Ms. Hostetler was the Head of Investment Funds at the Overseas Private Investment Corporation (OPIC). Prior to OPIC, Ms. Hostetler was the President and a member of the Board of Directors of First Manhattan Bancorporation. Ms. Hostetler began her professional career as an attorney in the corporate/banking department of the law firm Simpson Thacher & Bartlett. She received a Bachelor of Arts degree from Southern Methodist University and her law degree from The University of Virginia School of Law.

Ms. Hostetler was selected to serve on the Company’s board of managers because of her direct experience in investing significant assets and development in the geographic regions in which TriLinc operates, as well as her extensive experience in the banking and investment industries. As TriLinc seeks to establish and leverage relationships with DFIs, Ms. Hostetler’s seven years as Vice President of Investment Funds at OPIC positions her as an excellent source of insight and guidance in working with such institutions. Her diverse public company and mutual fund board positions make her a valuable resource in the areas of risk management, governance, valuation, and with regard to certain sectors in which we make investments.

R. Michael Barth, Independent Manager

R. Michael Barth has served as our Independent Manager since February 2013. Mr. Barth has been a Managing Partner of Barth & Associates LLC, an emerging markets capital advisory and consulting firm, since January 2012. Previously, Mr. Barth held various positions with Darby Overseas Investment Ltd., including Senior Advisor in Business Development from January 2011 until January 2012, Senior Director in Business Development from January 2009 until January 2011, Senior Managing Director in Global Investment from March 2007 until January 2009 and Managing Director in Global Investment from March 2006 until March 2007. Before joining Darby, Mr. Barth spent over twenty years working for prominent international development finance institutions. Mr. Barth holds a Master’s Degree in International Economics/International Affairs from the Johns Hopkins University, School of Advanced International Studies, and a Bachelor’s Degree in Economics from Brandeis University.

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in development and investment in the emerging markets. His qualifications to serve on the Company’s board of managers span more than 30 years of relevant experience in development and emerging markets, including serving as Chief Executive Officer of FMO (Netherlands Development Finance Company), Director of the Capital Markets Development Department at the World Bank and holding several senior positions at the International Finance Corporation, the private sector arm of the World Bank Group. Mr. Barth is currently Chairman of the Board of SFC Ltd., part of the AfricInvest Group, and is a member of the Board of Directors of the Wananchi Group. He is a member of the Investment Committees of the MPEF III and MPEF IV funds, which are managed by AfricInvest, and is on the Advisory Committee of the financial sector-oriented FIVE Fund. Mr. Barth is also a member of the Advisory Board of Exagon Impact Capital. Additionally, he is Senior Advisor of the Global Private Capital Association (GPCA) and has undertaken advisory assignments for McKinsey and Company and the Asian Infrastructure Investment Bank. Previously, he held several board positions, including board positions in GPCA, the Emerging Markets Growth Fund, Inc., FINCA Microfinance Holding, and Procredit.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and consider and approve the audit and non-audit services provided by the independent registered public accounting firm. During 2021, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Ms. Cynthia Hostetler and Messrs. Terry Otton and R. Michael Barth. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had four meetings in 2021. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.” Our Corporate Governance and Conflicts Committee also has the responsibility for managing cybersecurity and data privacy risks.

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

During 2021, we compensated each of our independent managers with an annual retainer of $70,000. In addition, we paid our independent managers fees for participating on committees of the board as follows:

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$100,000	—	$100,000
Cynthia Hostetler	$77,500	—	$77,500
R. Michael Barth	$80,000		$80,000

The Company did not have any outstanding equity awards as of December 31, 2021.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2021 and 2020, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2021 and 2020, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of managers) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this filing for each person or group that holds more than 5% of any class of our voting securities, for each manager and executive officer and for our managers and executive officers as a group. As of the date of this filing, we had 47,804,027 units issued and outstanding. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 605, Manhattan Beach, California 90266.

Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.67%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Mark Tipton	—		—
Scott Hall	—		—
Brent VanNorman	2,018	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All manager and officers as a group (nine persons)	341,077		0.72%

*	Amount represents less than 0.1%
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

We did not have any outstanding equity awards as of December 31, 2021.

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

Related Party Transactions

For the years ended December 31, 2021 and 2020, the Advisor earned $7,065,751, and $7,334,178, respectively, in asset management fees and $3,320,467 and $5,320,776, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,240,231 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of approximately $16,274,000 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the year ended December 31, 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the year ended December 31, 2021.

As of December 31, 2021 and 2020, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231 and $4,057,734, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the years ended December 31, 2021 and 2020, we paid SC Distributors, the dealer manager for certain of our offerings, approximately $432,000 and $468,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

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

Independent Registered Public Accounting Firm

On March 29, 2019, our audit committee approved the engagement of BDO USA, LLP (“BDO”) as our independent registered public accounting firm for our fiscal year ended December 31, 2021 and 2020.

Audit Fees

The aggregate amount of fees billed by BDO for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal years 2021 and 2020 was approximately $575,000 and $492,000, respectively.

Audit Related Fees

The aggregate amount of fees billed by BDO for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal years 2021 and 2020 was approximately $12,000 and $11,000, respectively.

Tax Fees

There were no tax fees billed by our principal accountants for fiscal years 2021 and 2020.

All Other Fees

There were no other fees billed by BDO to the Company for fiscal years 2021 or 2020.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(1)	The following consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm (BDO) as of and for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020
•	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
•	Consolidated Schedules of Investments as of December 31, 2021 and 2020
•	Notes to the Consolidated Financial Statements
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

10.2

Second Amended and Restated Operating Expense Responsibility Agreement among TriLinc Global Impact Fund, LLC, TriLinc Global, LLC and TriLinc Advisors, LLC, dated as of May 12, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on April 13, 2021.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Number	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (embedded within the Inline XBRL document).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Company has determined not to include a summary.

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit-holders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC (the “Company”) as of December 31, 2021 and 2020, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Investments

Investments are carried at fair value, which is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As described in Notes 3 and 4 to the consolidated financial statements, the Company held $301.6 million of investments at December 31, 2021, where significant inputs and assumptions used to develop the fair value measurement were not observable (i.e., classified as level 3 in the fair value hierarchy). The Company’s investment portfolio is comprised of senior secured term loans, senior secured term loan participations, senior secured trade finance participations, other investments, and equity warrants, where the borrowers are small and medium enterprises, primarily in developing economies. A substantial portion of total investments consists of collateralized private debt instruments that are Performing Debt Investments, and some that are on the Watch List as disclosed in Note 3 to the consolidated financial statements. Watch List Investments are investments where management has determined there have been significant changes in the credit and collection risk of the investments. As described in Notes 2, 3 and 4 to the consolidated financial statements, management determines the fair value of the Company's investments by using valuation methodologies such as market approach and income approach that use significant unobservable inputs and assumptions, including discount rate, estimation of future cash flows, and collateral value. The fair value of investments is determined on a quarterly basis by the Company’s board of managers, based on input of the Advisor and a third-party valuation firm.

We identified the valuation of the Company’s investments as a critical audit matter. The principal consideration for our determination is the use of significant unobservable inputs and assumptions by the Company in its valuation models such as: (i) discount rate, estimated future cash flows and other information (i.e., financial performance metrics, market, sector and macro events, and impact of the global pandemic) impacting the borrower’s financial performance relevant to performing debt investments and; (ii) discount rate, estimated future cash flows, liquidation value of the collateral, expected proceeds from credit insurance and/or guarantees, expected proceeds from ongoing bankruptcy and liquidation proceedings, and potential or ongoing litigation matters relevant to the Watch List Investments. Auditing these significant inputs and assumptions involved a high degree of auditor judgment and specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included the following:

•

Evaluating the reasonableness of management’s fair value measurements of its investments by assessing management’s inputs and assumptions and testing the accuracy of significant underlying data used for each investment type as follows:

o

Performing Debt Investments – (i) evaluating management’s cash flow projections based on the terms of the loan agreement and the expected timing of payments from the borrower; (ii) recomputing the financial performance metrics considered by the Company in the review of borrower’s financial condition and result of operations, as applicable (i.e., revenue or earnings before interest, taxes, depreciation, and amortization) based on available interim or forecasted financial statements of the borrower.

o

Watch List Investments – (i) assessing the reasonableness of estimated future cash flows from loans that are undergoing restructuring by obtaining the loan restructuring plan with the borrower; (ii) obtaining available documentation for the existence and valuation of collateral amounts used in developing the liquidation value, as applicable; (iii) assessing reasonableness of source information used by management as the basis of expected proceeds from credit insurance claims; and (iv) assessing the reasonableness of management’s estimates of future cash flow from bankruptcy or liquidation proceedings and any potential or ongoing litigation, by evaluating information from management and its legal counsel.

•

Evaluating whether changes to the borrowers’ business or industry, including economic volatility resulting from the current global pandemic, necessitate the consideration of other factors in the valuation of the Company’s investment in the portfolio companies.

•

Utilizing personnel with specialized skill and knowledge in fair valuation to assist in performing the following procedures for Performing Debt Investments and Watch List Investments: (i) assessing the appropriateness of valuation approaches and models used by management (i.e., market approach or income approach using discounted cash flow model), and (ii) developing an independent range of fair value estimates, utilizing available market information from third-party sources to develop assumptions (including discount rate adjusted for the impact of market, sector, macro events, and the uncertainty of certain inputs and assumptions), and comparing such fair value estimates to management’s estimates.

•	Evaluating material subsequent events and other available information for corroborating or contradictory evidence.

/s/BDO USA LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 30, 2022

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2021	2020
ASSETS
Investments owned, at fair value (amortized cost of $343,249,977 and $315,576,654, respectively)	$301,603,725	$287,574,298
Cash	16,795,342	55,002,776
Interest receivable	26,523,185	21,076,328
Due from affiliates (see Note 5)	4,240,231	4,057,734
Other assets	1,048,606	990,387
Total assets	350,211,089	368,701,523

LIABILITIES
Due to unitholders	1,399,510	1,640,061
Management fee payable	1,727,974	1,816,626
Incentive fee payable	141,685	1,215,456
Notes payable	5,000,000	5,000,000
Unit repurchases payable	1,712,444	2,282,554
Accrued distribution and other fees	446,000	480,000
Accrued expenses	1,058,419	993,196
Total liabilities	11,486,032	13,427,893
Commitments and contingencies (see Note 5)
NET ASSETS	$338,725,057	$355,273,630

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$137,132,359	$144,861,885
Net capital paid in on Class C units	58,788,598	63,700,945
Net capital paid in on Class I units	79,540,368	84,131,597
Net capital paid in on Class W units	184,742	196,655
Net capital paid in on Class Y units	20,397,391	15,595,564
Net capital paid in on Class Z units	59,999,307	64,024,791
Offering costs	(17,317,708)	(17,237,807)
Net assets (equivalent to $7.123 and $7.600, respectively per unit based on total units outstanding of 47,619,327 and 46,807,115, respectively)	$338,725,057	$355,273,630
Net assets, Class A (units outstanding of 18,128,699 and 17,996,350, respectively)	$129,122,569	$136,779,779
Net assets, Class C (units outstanding of 7,827,952 and 7,970,536, respectively)	55,329,980	60,121,402
Net assets, Class I (units outstanding of 10,517,764 and 10,454,368, respectively)	74,893,312	79,436,572
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	173,893	185,627
Net assets, Class Y (units outstanding of 2,696,506 and 1,937,455, respectively)	19,205,996	14,725,459
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	59,999,307	64,024,791
NET ASSETS	$338,725,057	$355,273,630

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2021	2020
INVESTMENT INCOME
Interest income	$36,414,948	$42,240,413
Interest from cash	41,937	96,445
Total investment income	36,456,885	42,336,858
EXPENSES
Asset management fees	7,065,751	7,334,178
Incentive fees	3,320,467	5,320,776
Professional fees	3,237,170	3,842,481
General and administrative expenses	1,314,923	1,414,586
Interest expense	195,056	254,682
Board of managers fees	257,500	257,500
Total expenses	15,390,867	18,424,203
NET INVESTMENT INCOME	21,066,018	23,912,655
Net change in unrealized depreciation on investments	(13,643,894)	(15,037,022)
Realized loss on investments	(4,008,719)	—
Foreign exchange gain (loss)	(11,554)	17,207
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,401,851	$8,892,840

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.45	$0.51
EARNINGS PER UNIT - BASIC AND DILUTED	$0.07	$0.19
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,102,346	46,529,861

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	For the Years Ended
	December 31,	December 31,
	2021	2020
INCREASE FROM OPERATIONS
Net investment income	$21,066,018	$23,912,655
Foreign exchange gain (loss)	(11,554)	17,207
Net change in unrealized depreciation on investments	(13,643,894)	(15,037,022)
Realized loss on investments	(4,008,719)	—
Net increase from operations	3,401,851	8,892,840
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(9,981,568)	(11,075,735)
Distributions to Class C unitholders	(4,311,948)	(4,874,871)
Distributions to Class I unitholders	(5,788,640)	(6,494,983)
Distributions to Class W unitholders	(12,270)	(13,739)
Distributions to Class Y unitholders	(1,287,547)	(1,014,936)
Distributions to Class Z unitholders	(4,648,137)	(5,200,469)
Net decrease from distributions	(26,030,110)	(28,674,733)
INCREASE (DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units	3,795,948	4,342,129
Issuance of Class C units	779,810	2,142,831
Issuance of Class I units	3,406,078	2,785,140
Issuance of Class W units	—	—
Issuance of Class Y units	6,105,803	5,275,977
Issuance of Class Z units	—	-
Repurchase of units	(7,962,052)	(9,253,114)
Distribution and other fees	34,000	167,000
Offering costs	(79,901)	—
Net increase from capital transactions	6,079,686	5,459,963
NET CHANGE IN NET ASSETS	(16,548,573)	(14,321,930)
Net assets at beginning of period	355,273,630	369,595,560
Net assets at end of period	$338,725,057	$355,273,630

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$3,401,851	$8,892,840
ADJUSTMENT TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(50,466,522)	(25,495,664)
Maturity of investments	39,059,632	82,513,130
Payment-in-kind interest	(19,832,878)	(19,042,591)
Net change in unrealized depreciation on investments	13,643,894	15,037,022
Realized loss on investments	4,008,719	—
Foreign exchange (gain) loss	11,554	(17,207)
Accretion of discounts on investments	(442,273)	(287,817)
Changes in assets and liabilities:
Increase in interest receivable	(5,458,411)	(4,557,249)
Increase in other assets	(240,716)	(490,890)
(Decrease) Increase in due to unitholders	(240,551)	67,766
Decrease in management and incentive fees payable	(1,162,423)	(339,479)
(Decrease) increase in accrued expenses	65,225	(199,141)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(17,652,899)	56,080,720
Cash flows from financing activities
Net proceeds from issuance of units	6,087,951	5,271,838
Distributions paid to unitholders	(18,030,422)	(19,400,494)
Payments of offering costs	(79,901)	—
Repurchase of units	(8,532,163)	(9,282,592)
NET CASH USED IN FINANCING ACTIVITIES	(20,554,535)	(23,411,248)
TOTAL (DECREASE) INCREASE IN CASH	(38,207,434)	32,669,472
Cash at beginning of period	55,002,776	22,333,304
Cash at end of period	$16,795,342	$55,002,776
Supplemental information
Cash paid for interest during the period	$191,700	$275,653
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$7,999,688	$9,274,238
Maturity of investment offset with new investment	$1,853,390	—
Change in accrual of distribution and other fees	$(34,000)	$(167,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of December 31, 2021

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Sugarcane and Sugar Beets	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$1,832,492	0.5%
Chile	Itelecom Holding Chile SPA (5), (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,456,162	1,456,162	0.4%
Colombia	Other Investments (20)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	1/15/2022	293,920	N/A	293,920	293,920	0.1%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	12,387,189	N/A	12,387,189	12,387,189	3.7%
Hong Kong	Limas Commodities House Limited (11)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	20,389,264	N/A	20,389,264	20,389,264	6.0%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	13.00%	0.0%	3/4/2024	10,000,000	N/A	10,000,000	10,000,000	3.0%
Malaysia	Vikudha Malaysia Sdn Bhd (7)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	17,537,201	N/A	17,537,201	17,537,201	5.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	1.3%	1/27/2023	32,962,527	N/A	32,962,527	32,962,527	9.7%
Peru	Kinder Investments, Ltd. (16)	Sanitary Paper Products	Diaper Manufacturer II	8.00% Cash/3.00% PIK	0.0%	12/31/2024	4,880,364	N/A	4,880,364	4,880,364	1.4%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.00% PIK	0.0%	8/18/2025	19,777,304	N/A	19,777,304	17,634,943	5.2%
Total Senior Secured Term Loans									122,535,227	119,374,062	35.2%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	9.63%	0.0%	8/18/2023	4,740,000	47%	4,740,000	4,740,000	1.4%
Brazil	Qintess Tecnologia e Participacoes Ltda (13)	Computer Related Services, NEC	IT Service Provider	10.00% Cash/3.00% PIK	0.0%	11/23/2023	18,774,784	27%	19,032,888	19,032,888	5.6%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/8.00% PIK	0.0%	12/7/2023	6,501,170	42%	6,466,030	6,466,030	1.9%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	12/31/2021	14,141,063	88%	14,141,063	11,830,862	3.5%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	9/1/2025	5,048,473	7%	5,048,473	5,048,473	1.5%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	8,367,480	76%	8,367,480	8,367,480	2.5%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	9.70%	3.0%	9/30/2026	15,000,000	16%	15,000,000	15,000,000	4.4%
Kenya	Multiple ICD (Kenya) Limited (17)	Freight Transportation Arrangement	Freight and Cargo Transporter	7.75% Cash/4.00% PIK	0.0%	3/31/2023	14,612,822	42%	14,612,822	13,058,231	3.9%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	18,253,506	100%	18,253,506	15,184,914	4.5%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	2/7/2024	8,275,000	44%	9,278,031	9,278,031	2.7%
Nigeria	Helios Maritime I (15), (17)	Towing and Tugboat Service	Marine Logistics Provider	10.60%	0.8%	1/31/2022	17,007,004	100%	17,007,004	8,673,930	2.6%
Romania	Other Investments (8)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.00% Cash/7.00% PIK	2.5%	5/20/2024	3,900,880	27%	3,915,874	3,915,874	1.2%
Uganda	Other Investments	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	517,493	100%	517,493	517,493	0.2%
Uganda	Other Investments	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	11,176,537	100%	11,176,537	11,176,537	3.3%
Total Senior Secured Term Loan Participations									147,557,201	132,290,743	39.2%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,772,744	1.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	22%	5,802,296	4,393,274	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Beef Cattle, Except Feedlots	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.9%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Cotton Ginning	Cotton Producer	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.5%, 6.0%	0.0%	6/30/2022	14,979,753	72%	14,979,751	14,387,877	4.2%
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,500,000	26%	9,500,000	2,495,595	0.7%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2022	5,000,000	24%	5,000,000	5,000,000	1.5%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,862	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader III	8.50%	0.0%	3/31/2022	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader II	8.50%	0.0%	3/31/2022	832,952	14%	832,952	832,952	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Salted and Roasted Nuts and Seeds	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									67,157,549	45,092,689	13.2%
Other Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Miscellaneous Business Credit	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,088,168	0.3%

Total Investments									$343,249,977	$301,603,725

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

11	Interest paid quarterly. Principal to be repaid in full in June 2023.
12	Principal and interest paid annually. The maturity date is expected to be extended in connection with a restructure of the loan.
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
19

This investment was originally classified as an investment in a credit facility originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a fund advised by The International Investment Group L.L.C. (“IIG”). During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participations to other investments. Please see Note 3 for additional information.

20	Principal and interest were paid in full during the first quarter of 2022.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2020

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Agricultural Products	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$2,367,936	0.7%
Chile	Itelecom Holding Chile SPA (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,434,285	1,434,285	0.4%
Colombia	Other Investments (5)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	8/1/2021	1,816,934	N/A	1,816,934	1,816,934	0.5%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	13,503,499	N/A	13,503,499	13,503,499	3.8%
Hong Kong	Other Investments (13)	Secondary Nonferrous Metals	Minor Metals Resource Trader	12.00%	0.0%	6/22/2021	5,000,000	N/A	5,000,000	5,000,000	1.4%
Hong Kong	Other Investments (11), (23)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	12/31/2020	17,166,559	N/A	17,166,559	17,166,559	4.8%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	3.00% Cash/3.00% PIK	0.0%	8/18/2025	18,146,500	N/A	18,146,500	16,483,354	4.6%
Malaysia	Other Investments (7)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	12/31/2022	15,858,045	N/A	15,858,045	15,858,045	4.5%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	0.0%	7/27/2021	28,531,105	N/A	28,531,105	28,531,105	8.0%
Peru	Kinder Investments, Ltd. (16)	Consumer Products	Diaper Manufacturer II	11.00%	0.0%	12/31/2024	4,737,437	N/A	4,737,437	4,737,437	1.3%
Total Senior Secured Term Loans									109,045,660	106,899,154	30.0%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	11.47%	0.0%	8/18/2021	4,740,000	47%	4,740,000	4,740,000	1.3%
Brazil	Other Investments (21)	Programming and Data Processing	IT Service Provider	10.00% Cash/1.50% PIK	0.0%	11/23/2023	18,362,141	27%	18,502,811	18,502,811	5.2%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/6.00% PIK	0.0%	12/7/2023	5,999,538	42%	5,946,066	5,946,066	1.7%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	8/21/2021	13,478,292	88%	13,478,292	11,337,937	3.2%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender	11.90%	0.0%	9/1/2025	1,245,664	7%	1,245,664	1,245,664	0.4%
Croatia	Other Investments (8), (20), (23)	Department Stores	Mall Operator	8.50% Cash/4.50% PIK	0.0%	1/23/2021	9,360,235	5%	9,360,235	9,360,235	2.6%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	13,685,366	76%	13,685,366	13,685,366	3.9%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	10.06%	3.0%	3/28/2023	1,417,700	16%	1,161,200	1,161,200	0.3%
Kenya	Other Investments	Freight Transportation Arrangement	Freight and Cargo Transporter	7.77% Cash/4.00% PIK	0.0%	3/31/2023	14,034,913	42%	14,034,913	14,034,913	4.0%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	17,529,688	100%	17,508,259	15,242,460	4.3%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	8/20/2021	8,275,000	44%	8,893,693	8,893,693	2.5%
Nigeria	Helios Maritime I (15), (17)	Water Transportation	Marine Logistics Provider	10.65%	0.8%	9/16/2020	15,600,710	100%	15,600,710	12,986,279	3.7%
Romania	Other Investments (8)	Food Products	Bread Manufacturer	8.00% Cash/5.00% PIK	2.5%	7/18/2021	1,830,509	27%	1,821,078	1,821,078	0.5%
Uganda	Other Investments	Farm Products	Grain Processor C	14.50%	0.0%	4/30/2024	8,709,445	100%	8,755,878	8,755,878	2.5%
Zambia	Other Investments (5)	Soap, Detergents, and Cleaning	FMCG Manufacturer	10.38%	0.0%	8/27/2023	2,203,673	25%	2,203,673	2,203,673	0.6%
Total Senior Secured Term Loan Participations									136,937,838	129,917,253	36.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Agricultural Products	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	9,679,636	2.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Consumer Products	Dairy Co-Operative	10.67%	0.0%	7/29/2019	6,000,000	22%	6,000,000	4,719,383	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Meat, Poultry & Fish	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.8%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Fats and Oils	Oilseed Distributor	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.5%, 6.0%	0.0%	8/31/2019	13,532,693	72%	13,532,695	13,128,867	3.7%
Chile	Functional Products Trading S.A. (17), (18)	Farm Products	Chia Seed Exporter	10.90%	0.0%	3/4/2018	1,326,687	100%	1,326,687	1,375,794	0.4%
Ecuador	Other Investments (22), (17)	Commercial Fishing	Fish Processor & Exporter	9.00%	0.0%	6/19/2019	35,838	3%	35,838	35,838	0.0%
Guatemala	Procesos Fabriles S.A. (17), (18)	Farm Products	Sesame Seed Exporter	12.00%	0.0%	3/31/2016	881,800	24%	881,800	10,504	0.0%
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,500,000	26%	9,500,000	3,366,356	0.9%
Mauritius	Other Investments (26)	Groceries and Related Products	Vanilla Exporter	10.65%	0.0%	10/20/2020	434,619	2%	434,619	434,619	0.1%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,861	0.2%
Nigeria	Other Investments (9), (23)	Farm Products	Cocoa Trader III	8.50%	0.0%	11/30/2020	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9), (23)	Farm Products	Cocoa Trader II	8.50%	0.0%	11/30/2020	838,967	14%	838,967	838,967	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Food Products	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									63,593,156	45,800,210	12.8%
Other Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Financial services	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	-	1,199,618	0.4%

Total Investments									$315,576,654	$287,574,298

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
19

This investment was originally classified as an investment in a credit facility originated by IIG TOF B.V., a fund advised by IIG. During the third quarter of 2018, as part of its quarterly verification process, the Company learned new information concerning this investment, which resulted in the Company reclassifying it from senior secured trade finance participations to other investments. Please see Note 3 for additional information.

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

December 31, 2021

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to December 31, 2021, the Company raised an additional $99,789,000 pursuant to a private placement and $45,571,000 pursuant to the DRP for total gross proceeds of $507,136,000 as of December 31, 2021.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies.  The Subsidiaries own all of the Company’s investments. As of December 31, 2021, the Company’s subsidiaries are as follows:

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

Through December 31, 2021, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, and Europe.

COVID-19

The ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), including the recent spread of the Delta variant and emergence of the Omicron and other variants, continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity.  Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020 and continued into 2021 in certain areas, including particularly in developing markets, in an attempt to curb the spread of the Coronavirus. Although economic contractions associated with such suspensions and closures have subsided either in whole for most advanced economies or in part for most developing economies, the economic recovery has been significantly affected by supply chain disruptions and higher input costs. These issues have more acutely affected developing economies. The Company believes that most regions in which it invests are poised to achieve economic normalization once the supply chain disruptions and input cost increases dissipate.  However, the Company expects economic recovery to be slower in Sub-Saharan Africa, where vaccination rates have been lower than in the rest of the world and the impact of COVID-19 is likely to impede economic recovery more so than in other regions.  Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 cases began to spike again globally, as we saw with recent variants, it could further adversely impact the Company’s borrowers’ businesses, financial condition and results of operations, which could result in their inability to make required payments in the near term and impact the fair value of the Company’s investments.  Although multiple vaccines have been approved for use in certain countries and the vaccination rates in the United States and most advanced economies have been encouraging, there is still uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be fully relaxed in certain of the regions in which the Company invests. During the years ended December 31, 2021 and 2020, the Company made material adjustments to the fair value of certain of its investments, in part due to the impact of COVID-19. These adjustments, which amounted to approximately $6,368,000 and $6,418,000, respectively, in the aggregate during the years ended December 31, 2021 and 2020, were made with respect to 18.5% and 23.0%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

Although the Coronavirus has created material uncertainty and economic disruption, due to the rapidly evolving nature of the situation, the Company cannot predict the ultimate impact it will have on us. The Company is managing the situation through active engagement with its borrowers and is analyzing the potential effects COVID-19 may have on the portfolio or any potential capital deployments. Additionally, our Advisor has implemented its business continuity plan and additional procedures designed to protect against the introduction of the Coronavirus to the workforce, including permitting employees to work remotely and significantly enhanced office sterilization procedures to minimize the probability of contagion.

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied.  For example, as indicated under "Watch List Investments," below, the borrowers with respect to the investment added to the Watch List for the year ended December 31, 2021 and three of the six investments added to the Watch List for the year ended December 31, 2020 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic, as well as due to the adverse impacts of supply chain disruptions and higher input costs associated with shortages of goods and labor. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due in part to the disruptions associated with COVID-19 as well as due to the supply chain disruptions and increased input costs, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption described above is expected to continue and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was one of the material contributors to the approximate $0.48 decline in the Company's NAV per unit as of December 31, 2021, as compared to the Company's NAV per unit as of December 31, 2020.

In addition, the Company saw a slowdown in transaction volume due to the impact of the pandemic through most of 2021, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) were no longer in a position to appropriately add debt capital. While transaction volume has increased in recent months, it has not yet recovered to pre-pandemic levels and may continue to be affected by restrictions on travel and other shelter in place orders, making it more difficult to conduct in-person visits with potential borrowers. Additionally, in future periods the Company may hold higher levels of cash than before the pandemic to ensure it has sufficient cash available to meet its cash obligations. Uncertain or inconsistent deployment of capital or higher cash balances each have the potential to further reduce cash flow generated to cover the Company’s distributions to its unitholders and/or cause the Company to further reduce its NAV in future periods.

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2021 and 2020, the Company earned and capitalized PIK interest of $19,832,878 and $19,042,591, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At December 31, 2021, the estimated unpaid distribution fees for Class C units amounted to $425,000, the unpaid dealer manager fees for Class I units amounted to $20,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of December 31, 2021, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2016.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2021, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of December 31, 2021, under GAAP, the Company has recorded a liability in the amount of $446,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of December 31, 2021, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $7.12, which is different than the net asset value per unit of approximately $7.19 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of approximately $0.48 per unit from the net asset value per unit of approximately $7.60 as of December 31, 2020. The decrease in net asset value per unit was due to a combination of factors, including the adverse impact of COVID-19 and the Company having recorded $13,643,894 in unrealized depreciation on its investments during the year ended December 31, 2021.

See Note 3 “Investments — Watch List Investments” for additional information.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2021 and 2020.

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

Operating Expense Responsibility Agreement

On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”). The Responsibility Agreement amends and replaces the prior agreement and amended the manner in which reimbursements to the Sponsor under the agreement will be allocated. Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,231 of operating expenses, which had been paid by the Company as of December 31, 2017.

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

The Company did not meet the Reimbursement Hurdle for the years ended December 31, 2021 and 2020. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the years ended December 31, 2021 and 2020. As of December 31, 2021, there is a remaining aggregate balance of approximately $16,274,000 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable.  The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to five of the 17 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist.  In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors.  Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate.  The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of December 31, 2021 and 2020, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At December 31, 2021, the Company’s largest loan by value was $32,962,527, or 10.9% of total investments, and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 35.7% of the Company’s portfolio at December 31, 2021. Participations in loans amounted to 58.9% of the Company’s total portfolio at December 31, 2021.

Note 3. Investments

As of December 31, 2021, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$122,535,227	$119,374,062	39.5%
Senior secured term loan participations	147,557,201	132,290,743	43.9%
Senior secured trade finance participations	67,157,549	45,092,689	15.0%
Other investments	6,000,000	3,758,063	1.2%
Equity warrants	-	1,088,168	0.4%
Total investments	$343,249,977	$301,603,725	100.0%

As of December 31, 2020, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$109,045,660	$106,899,154	37.2%
Senior secured term loan participations	136,937,838	129,917,253	45.2%
Senior secured trade finance participations	63,593,156	45,800,210	15.9%
Other investments	6,000,000	3,758,063	1.3%
Equity warrants	-	1,199,618	0.4%
Total investments	$315,576,654	$287,574,298	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of December 31, 2021.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans.  Accrued deferred interest included in the interest receivable balance as of December 31, 2021 and 2020 amounted to approximately $3,487,000 and $3,418,000, respectively. The Company’s interest receivable balances at December 31, 2021 and 2020 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At December 31, 2021, nine portfolio companies were on non-accrual status with an aggregate fair value of approximately $25,393,000 or 8.4% of the fair value of the Company’s total investments. At December 31, 2020, ten portfolio companies were on non-accrual status with an aggregate fair value of approximately $31,464,000 or 10.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $1,585,000 and $1,500,000, respectively for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, respectively, the Company had 17 and 19 Watch List investments. During the year ended December 31, 2021, three investments with fair values totaling approximately $2,100,000 were entirely written off and are no longer presented on the Watch List.

As of December 31, 2021, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Year-Ended
						December 31,	December 31,	December 31,	December 31,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2021	2020	2021	2020
Trustco Group Holdings Ltd.	$18,253,506	$15,184,914	$3,668,770	Helios	Collateral based approach	$-	$-	$-	$-
TRG Cape Verde Holdings Ltd.	14,141,063	11,830,862	3,316,102	Helios	Hybrid income/collateral based approach	—	—	—	—
Helios Maritime	17,007,004	8,673,930	2,770,970	Helios	Hybrid income/collateral based approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,772,744	664,010	IIG	Income approach	—	333,819	990,574	664,010
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	9,000,000	6,361,679	264,500	IIG	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda	5,802,296	4,393,274	877,559	IIG	Collateral based approach	—	—	—	161,829
IIG TOF B.V. (2), (3)	6,000,000	3,758,063	572,000	IIG	Collateral based approach	—	—	—	93,000
Algodonera Avellaneda S.A. (2), (3)	6,000,000	3,398,558	778,500	IIG	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd.	19,777,304	17,634,943	833,343	TransAsia	Income approach	—	—	—	—
Conplex International Ltd. (2), (3)	9,500,000	2,495,595	716,452	TransAsia	Collateral based approach	—	44,333	—	44,333
Producam S.A.	14,979,753	14,387,877	—	Scipion	Hybrid income/collateral based approach	—	—	—	—
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach	24,194	24,194	95,987	102,025
Mac Z Group SARL (3)	1,433,058	628,862	210,568	Scipion	Collateral based approach	—	—	—	204,361
Applewood Trading 199 Pty, Ltd. (1), (3)	785,806	497,462	—	Barak	Hybrid income/collateral based approach	35,143	35,142	139,426	139,807
Multiple ICD (Kenya) Limited	14,612,822	13,058,231	3,689,897	Barak	Income approach	—	—	—	—
Usivale Industria E Commercio Ltda (3)	2,851,296	1,832,492	645,932	N/A	Hybrid income/collateral based approach	90,573	90,573	359,339	90,573
Itelecom Holding Chile SPA (1)	1,456,162	1,456,162	281,987	Alsis	Income approach	—	—	—	—
Total Watchlist	$154,748,500	$112,014,078	$19,424,805			$149,910	$528,061	$1,585,326	$1,499,938

1    Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2021. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2021 is presented below.

2     Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.

3     Investments were on non-accrual status.

As of December 31, 2020, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd.	$17,529,688	$15,242,460	$2,125,182	Helios	Income approach
TRG Cape Verde Holdings Ltd.	13,478,292	11,337,937	1,913,827	Helios	Income approach
Helios Maritime	15,600,710	12,986,279	2,760,320	Helios	Income approach
Compania Argentina de Granos S.A.	12,500,000	9,679,636	664,010	IIG	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay	9,000,000	6,361,679	264,500	IIG	Income approach
Sancor Cooperativas Unidas Ltda	6,000,000	4,719,383	931,847	IIG	Hybrid income/collateral based approach
IIG TOF B.V.	6,000,000	3,758,063	572,000	IIG	Income approach
Algodonera Avellaneda S.A.	6,000,000	3,398,558	778,500	IIG	Income approach
Functional Products Trading S.A. (1)	1,326,687	1,375,794	220,881	IIG	Income approach
Representaciones Saldana S.A. (1)	35,838	35,838	6,550	IIG	Income approach
Procesos Fabriles S.A. (1)	881,800	10,504	—	IIG	Collateral based approach
Triton Metallics Pte Ltd.	18,146,500	16,483,354	537,538	TransAsia	Income approach
Conplex International Ltd.	9,500,000	3,366,356	1,312,945	TransAsia	Collateral based approach
Producam S.A.	13,532,693	13,128,867	—	AMC	Income approach
Global Pharma Intelligence Sarl (1)	648,430	648,430	134,215	Scipion	Income approach
Mac Z Group SARL	1,433,058	628,861	210,568	Scipion	Income approach
Applewood Trading 199 Pty, Ltd. (1)	785,806	497,462	—	Barak	Income approach
Usivale Industria E Commercio Ltda (1)	2,851,296	2,367,936	645,932	N/A	Income approach
Itelecom Holding Chile SPA (1)	1,456,162	1,434,285	119,585	Alsis	Income approach
Total Watchlist	$136,706,960	$107,461,682	$13,198,400

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

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. The estimated proceeds from the property collateral are enough to cover the principal and the interest for the Trustco facility. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account.  Subsequent to year end, this appeal was dismissed and trials are expected to begin in Namibia to support enforcement of the UK judgement.

TRG Cape Verde Holdings Ltd

In May 2016, the Company purchased a $17,000,000 Participation in a term loan facility with TRG Cape Verde Holdings Ltd (“TRG Cape Verde”), an owner and developer of resorts based in Cabo Verde. Repayment on this position has been slower than originally anticipated due to regulatory changes in TRG Cape Verde’s fundraising model, along with further challenges associated with little to no occupancy at its resort properties due to the ongoing COVID-19 pandemic. Helios is actively working with the borrower to restructure the facility, which is expected to be finalized in the coming quarters. In addition to the restructuring being conducted, the borrower has pledged certain of its real properties as collateral in support of its repayment obligations under this facility. The Company reopened its resort in the fourth quarter of 2021 with occupancy beginning to increase.  In addition to reopening, the borrower began servicing interest again subsequent to year end.

Helios Maritime I

Between July 2015 and December 2017, the Company purchased six Participations totaling $15,300,000 in a term loan facility with Helios Maritime I (“Helios Maritime”), a company setup for the purposes of on-lending to Starz Investment Company, Ltd., a Nigerian shipping and logistics company for the purpose of acquiring a handling tug vessel. Repayment on this position has been slower than originally anticipated due to delays in acquiring a long-term contract, which was further prolonged based on challenges presented by the COVID-19 pandemic and the volatility in oil prices. The borrower has pledged a marine vessel as collateral in support of its repayment obligations under this facility. The borrower received a term sheet subsequent to fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt and restructured amortization profile. An extension was granted to the borrower to meet its requirement and is expected to be finalized in the first half of 2022. As this restructure requires a partial forgiveness of debt and the likelihood of successful repayment continues to decrease, this had a negative impact of the valuation of this investment, resulting in a reduction of approximately $5,719,000 during the year ended December 31, 2021.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including five of the 17 Watch List investments as of December 31, 2021.  Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist.  The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG.  On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of December 31, 2021 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. Recently, the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and are close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. The proposed changes to the settlement terms were less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in

February 2019 (but was never finalized) and therefore, had a negative impact on the valuation of this investment, resulting in a reduction of approximately $3,907,000 during the year ended December 31, 2021. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Therefore, the Company does not expect significant changes to the restructuring plan other than it will delay its implementation by an estimated 12 months.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. The Company expects a final decision by the relevant bankruptcy courts and a final settlement agreement amongst all the creditors regarding the distribution of funds within the first half of 2022.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. The Company is monitoring the proceedings and expects to take steps, which may include legal action, to obtain control over any funds in such account to which the Company is entitled. Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. The Company is continuing to actively monitor this process. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower.

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

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it manages its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement.  During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility. While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020. TransAsia immediately notified the Company while a court appointed provisional liquidator took control of Conplex. On October 14, 2020, TransAsia appointed a receiver to enforce its rights under the secured facility. The facility is secured by a lien on four properties, accounts receivable and two personal guarantees. Deloitte was subsequently appointed as liquidator and has transferred the keys to the mortgaged properties to the receiver. One property was sold in the fourth quarter of 2021, with approximately $596,000 of interest payments received by the Company. Two other properties were subsequently sold in January 2022, with approximately $716,000 of interest payments and approximately $67,000 of principal payments received by the Company. A sale and purchase agreement was executed for the remaining property on January 2022, with closing expected to occur in the second quarter of 2022, although there can be no assurances that it will close on schedule. Given that this is a secured facility with the Company in liquidation, it has been valued using the collateral based approach to arrive at the estimated fair value. One of the two guarantors was forced into bankruptcy during the three months ended June 30, 2021 and our ability to collect under the guarantee is in question based on the statement of affairs filed with the bankruptcy trustee, resulting in further decline in fair value amounting to approximately $871,000 during the year ended December 31, 2021.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retro-actively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value as a percentage of face value decreased during the year due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no interest remains outstanding as of the date of the new agreement.  During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized.

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

A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. During the fourth quarter of 2020, $9,377,199 from a settlement under this insurance policy was received by the Company. The policy covered the copper scrap that was lost. The remaining copper scrap is being stripped and processed, and is currently expected to cover its principal value. The Company began receiving proceeds from the sales of the copper scrap during 2022.

Investments through Barak Fund Management Ltd. (“Barak”) as the Sub-Advisor

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Ltd (“MICD”), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak is in the midst of actively restructuring the loan facility with MICD and its other lenders. The loan is currently on standstill as the lenders’ discussions progress. Agreement on the final terms of the restructure is expected by June 2022.

Other Investments

Usivale Industria E Commercio Ltda

In December 2013, the Company made an investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, comprised of two senior secured term loans for an aggregate loan amount of $2,500,000. During 2016, Usivale entered into a judicial recovery process that resulted in an approved repayment plan on October 7, 2016. The Company received regular annual interest payments for 2017 and 2018. Unfortunately, Usivale continued to have challenges and was not able to make any payments thereafter. Usivale is currently not complying with the payment obligations under the above mentioned judicial recovery process. The Company has been negotiating a potential restructuring of the loan to support the sustainability of Usivale, including engaging industry and financial consultants to that effect. The judge responsible for the bankruptcy proceedings of Usivale has asked the Company and Usivale to seek an agreement on a potential restructuring to be submitted to a creditors meeting to be held in April 2022. While the outcome is uncertain, the judge may accept a new bankruptcy restructuring plan or may force the company into orderly liquidation resulting in further decline in fair value amounting to approximately $535,000 during the year ended December 31, 2021.

The industry composition of the Company’s portfolio, at fair value as of December 31, 2021 and December 31, 2020, was as follows:

	As of December 31, 2021		As of December 31, 2020
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$6,361,679	2.1%	$6,361,679	2.2%
Boatbuilding and Repairing	6,466,030	2.1%	5,946,066	2.1%
Chemicals and Allied Products	17,537,201	5.8%	15,858,045	5.5%
Chocolate and Cocoa Products	29,387,877	9.7%	13,128,867	4.6%
Coal and Other Minerals and Ores	38,024,207	12.6%	33,649,913	11.7%
Commercial Fishing	—	0.0%	35,838	0.0%
Computer Related Services, NEC	19,032,888	6.3%	18,502,811	6.4%
Corn	11,694,030	3.9%	—	0.0%
Corrugated and solid fiber boxes	12,387,189	4.1%	13,503,499	4.7%
Cotton Ginning	3,398,558	1.1%	3,398,558	1.2%
Dairy Farms	4,393,274	1.5%	4,719,383	1.6%
Department Stores	—	0.0%	9,360,235	3.3%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	1,456,162	0.5%	1,434,285	0.5%
Farm Products	1,508,208	0.5%	11,656,399	4.1%
Freight Transportation Arrangement	13,058,231	4.3%	14,034,913	4.9%
Groceries and Related Products	—	0.0%	434,619	0.2%
Hotels and Motels	11,830,862	3.9%	11,337,937	3.9%
Land Subdividers and Developers	15,184,914	5.0%	15,242,460	5.3%
Miscellaneous Business Credit	3,758,063	1.2%	3,758,063	1.3%
Motor Vehicle Parts and Accessories	9,278,031	3.1%	8,893,693	3.1%
Personal Credit Institutions	5,342,393	1.8%	3,062,598	1.1%
Petroleum and Petroleum Products	8,367,480	2.8%	13,685,366	4.8%
Refuse Systems	34,050,695	11.3%	29,730,723	10.3%
Retail Bakeries	3,915,874	1.3%	1,821,078	0.6%
Salted and Roasted Nuts and Seeds	497,462	0.2%	497,462	0.2%
Sanitary Paper Products	4,880,364	1.6%	4,737,437	1.6%
Secondary Nonferrous Metals	628,862	0.2%	5,628,861	2.0%
Short-Term Business Credit	4,740,000	1.6%	4,740,000	1.6%
Soap, Detergents, and Cleaning	—	0.0%	2,203,673	0.8%
Soybeans	5,772,744	1.9%	9,679,636	3.4%
Sugarcane and Sugar Beets	1,832,492	0.6%	2,367,936	0.8%
Telephone and Telegraph Apparatus	2,495,595	0.8%	3,366,356	1.2%
Telephone Communications	15,000,000	5.0%	1,161,200	0.4%
Towing and Tugboat Service	8,673,930	3.0%	12,986,279	4.4%
Total	$301,603,725	100.0%	$287,574,298	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021		As of December 31, 2020
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$19,926,255	6.6%	$24,159,256	8.4%
Botswana	4,740,000	1.6%	4,740,000	1.6%
Brazil	27,331,410	9.1%	26,816,813	9.3%
Cabo Verde	11,830,862	3.9%	11,337,937	3.9%
Cameroon	14,387,877	4.8%	13,128,867	4.6%
Chile	1,456,162	0.5%	2,810,079	1.0%
Colombia	5,342,393	1.8%	3,062,598	1.1%
Croatia	—	0.0%	9,360,235	3.3%
Ecuador	12,387,189	4.1%	13,539,337	4.7%
Ghana	8,367,480	2.8%	13,685,366	4.8%
Guatemala	—	0.0%	10,504	0.0%
Hong Kong	22,884,859	7.6%	25,532,915	8.9%
Indonesia	15,000,000	5.0%	—	0.0%
Jersey	15,000,000	5.0%	1,161,200	0.4%
Kenya	13,058,231	4.3%	14,034,913	4.9%
Malaysia	17,537,201	5.8%	15,858,045	5.5%
Mauritius	—	0.0%	434,619	0.2%
Mexico	34,050,695	11.3%	29,730,723	10.3%
Morocco	628,862	0.2%	628,861	0.2%
Namibia	15,184,914	5.0%	15,242,460	5.3%
Netherlands	9,278,031	3.1%	8,893,693	3.1%
Nigeria	10,182,138	3.4%	14,500,502	5.1%
Peru	4,880,364	1.6%	4,737,437	1.6%
Romania	3,915,874	1.3%	1,821,078	0.6%
Singapore	17,634,943	5.8%	16,483,354	5.7%
South Africa	497,462	0.2%	497,462	0.2%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,694,030	3.9%	8,755,878	3.0%
Zambia	—	0.0%	2,203,673	0.8%
N/A	3,758,063	1.1%	3,758,063	1.3%
Total	$301,603,725	100.0%	$287,574,298	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2021:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$119,374,062	$—	$—	$119,374,062
Senior secured term loan participations	132,290,743	—	—	132,290,743
Senior secured trade finance participations	45,092,689	—	—	45,092,689
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,088,168	—	—	1,088,168
Total	$301,603,725	$—	$—	$301,603,725

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2020:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$106,899,154	$—	$—	$106,899,154
Senior secured term loan participations	129,917,253			129,917,253
Senior secured trade finance participations	45,800,210	—	—	45,800,210
Other investments	3,758,063			3,758,063
Equity warrants	1,199,618			1,199,618
Total	$287,574,298	$—	$—	$287,574,298

The following is a reconciliation of activity for the year ended December 31, 2021, of investments classified as Level 3:

	Fair Value at December 31, 2020	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in- kind interest	Net change in unrealized appreciation (depreciation)	Net change in realized appreciation (depreciation)	Fair Value at December 31, 2021
Senior secured term loans	$106,899,154	$10,000,000	$(7,943,682)	$11,433,248	$(1,014,658)	$—	$119,374,062
Senior secured term loan participations	129,917,253	37,319,912	(32,173,020)	7,374,035	(8,245,871)	(1,901,566)	132,290,743
Senior secured trade finance participations	45,800,210	3,146,610	1,057,070	1,467,867	(4,271,915)	(2,107,153)	45,092,689
Other investments	3,758,063	—	—	—			3,758,063
Equity warrants	1,199,618	—	—	—	(111,450)	—	1,088,168
Total	$287,574,298	$50,466,522	$(39,059,632)	$20,275,150	$(13,643,894)	$(4,008,719)	$301,603,725

The following is a reconciliation of activity for the year ended December 31, 2020, of investments classified as Level 3:

	Fair Value at December 31, 2019	Purchases/Transfer (1)	Maturities or Prepayments	Accretion of discounts / Payment-in- kind interest	Net change in unrealized appreciation (depreciation)	Net change in realized appreciation (depreciation)	Fair Value at December 31, 2020
Senior secured term loans	$83,353,208	$29,706,270	$(12,583,759)	$8,295,809	$(1,872,374)	$—	$106,899,154
Senior secured term loan participations	180,500,425	1,245,664	(52,724,386)	7,916,136	(7,020,586)		$129,917,253
Senior secured trade finance participations	71,606,458	(9,456,270)	(13,204,984)	3,118,464	(6,263,458)	—	$45,800,210
Other investments	3,758,063	4,000,000	(4,000,000)	—			$3,758,063
Equity warrants	1,080,222	—	—	—	119,396	—	$1,199,618
Total	$340,298,376	$25,495,664	$(82,513,130)	$19,330,409	$(15,037,022)	$—	$287,574,298

(1)	A restructuring agreement was executed for Triton on August 17, 2020. Under the new agreement, the loan was restructured from a trade finance facility into a term loan.

There were no transfers into and out of Level 3 investments. The Company recorded realized losses of $4,008,719 of which approximately $2,100,000 were presented on the Watch List and $0 for the Company’s investments classified as Level 3 during the years ended December 31, 2021 and 2020, respectively. Net unrealized depreciation for the years ended December 31, 2021 and 2020 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $13,643,894 and $15,037,022, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of December 31, 2021, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2021:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$27,166,291	Income approach (DCF)	Discount rate	11.0% - 15.75% (12.4%)
Senior secured trade finance participations (1)	$17,926,398	Collateral based approach	Value of collateral (collateral coverage ratio)	0.43x - 1.67x
Senior secured term loans (2)	$119,374,062	Income approach (DCF)	Discount rate	11.25% - 18.0% (14.3%)
Senior secured term loan participations (2)	$117,105,829	Income approach (DCF)	Discount rate	11.0% - 20.0% (15.5%)
Senior secured term loan participations (1)	$15,184,914	Collateral based approach	Value of collateral (collateral coverage ratio)	0.99x
Other investments (3)	$3,758,063	Collateral based approach	Value of collateral (collateral coverage ratio)	1.0x
Equity warrants	$1,088,168	Option Pricing Method	Equity value, volatility, time to exit	N/A, 71%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, Sancor, FRIAR, Algonodera, Mac Z, GPI and Conplex. See Note 3 “Watch List Investments” for further information.
(2)

The Company used the income approach for the following Watch List investments: CAGSA, Triton, MICD and Itelecom and a hybrid of the collateral based approach and the income approach for TRG Cape Verde, Helios Maritime, Producam, Applewood and Usivale, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years. See Note 3 “Watch List Investments” for further information.

(3)

This investment was originally classified as an investment in a credit facility originated by IIG TOF B.V. Due to the fact that IIG TOF B.V. has been placed into bankruptcy, this investment utilizes the collateral based approach.

(4)	The inputs were weighted based on the fair value of the investments included in the range.

As of December 31, 2020, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2020:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$42,423,350	Income approach (DCF)	Market yield	8.5% - 17.5% (10.5%)
Senior secured trade finance participations (1)	$3,376,860	Collateral based approach	Value of collateral (collateral coverage)	1.0x - 1.1x
Senior secured term loans	$106,899,154	Income approach (DCF)	Market yield	11.0% - 14.5% (11.4%)
Senior secured term loan participations	$129,917,253	Income approach (DCF)	Market yield	10.3% - 15.0% (12.3%)
Other investments (3)	$3,758,063	Income approach (DCF)	Market yield	8.80%
Equity warrants	$1,199,618	Option Pricing Method	Estimated company value	N/A

(1)	Collateral based approach used for the following Watch List investments: Procesos Fabriles S.A. (“Profasa”) and Conplex. See Note 3 “Watch List Investments” for further information.
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

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on February 25, 2023, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the years ended December 31, 2021 and 2020.

Operating Expense Responsibility Agreement

On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”).  The Responsibility Agreement amends and replaces the prior agreement and amended the manner in which reimbursements to the Sponsor under the agreement will be allocated.  Since the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on behalf of the Company and will reimburse to the Company an additional $4,240,231 of operating expenses, which had been paid by the Company as of December 31, 2017.

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

Transactions

For the years ended December 31, 2021 and 2020, the Advisor earned $7,065,751 and $7,334,178, respectively, in asset management fees and $3,320,467 and $5,320,776, respectively, in incentive fees.

As of December 31, 2021 and 2020, due from affiliates on the Consolidated Statements of Assets and Liabilities in the amount of $4,240,231 and $4,057,734, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,617,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company. Such amounts include approximately $26,000 and $0 of offering costs incurred by the Sponsor during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company paid approximately $80,000 in reimbursement of offering costs to the Sponsor. During the year ended December 31, 2020, the Company did not make any reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the commencement of the Company’s operations, the Company has reimbursed the Sponsor a total of approximately $17,318,000 of offering and organization costs as of December 31, 2021.

For the years ended December 31, 2021 and 2020, the Company paid SC Distributors, the dealer manager for certain of our prior offerings, approximately $432,000 and $468,000, respectively in ongoing distribution fees, dealer manager fees and service fees.

Note 7. Notes Payable

The Company notes payable consist of the following:

	December 31, 2021	December 31, 2020
	Outstanding Balance	Outstanding Balance
Christian Super promissory note	$5,000,000	$5,000,000
Total notes payable	$5,000,000	$5,000,000

Christian Super Promissory Notes

On December 18, 2018, Trilinc Global Impact Fund Cayman, Ltd. (“TGIFC”) issued $5 million of Series 2 Senior Secured Promissory Notes (“CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”) pursuant to the CS Notes private offering. The CS Note had an interest rate of 3.5% per annum plus one-year LIBOR (4.03% as of December 31, 2021) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The entire principal balance under the CS Note (and any unpaid interest) was due in one balloon payment on December 18, 2021, which was the fourth anniversary of the issuance date. The due date was extended and the CS Note was repaid in full on January 18, 2022.

TGIFC’s obligation under the CS Note was secured by an equitable mortgage (the “CS Equitable Mortgage”), granting the holder of the CS Note a mortgage over 10 shares out of a total of 32.11 of the issued and outstanding shares of the Subsidiaries. The CS Note and the CS Equitable Mortgage contain representations, warranties and covenants customary for financing and mortgage arrangements of this type. As of December 31, 2021, the Company was in full compliance with all such representations, warranties and covenants.

For the years ended December 31, 2021 and 2020, the Company recognized $195,056 and $254,682, respectively, in interest expense. Due to the variable rate structure of this borrowing, the carrying basis of this debt obligation is considered to approximate its fair value.

Note 8. Unit Capital

As of December 31, 2021, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2021, the Company recorded a liability in the aggregate amount of $446,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of December 31, 2021 is calculated based on a net asset value per Class C, Class I and Class W units of $7.251 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the year ended December 31, 2021:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2020	the Period	the Period	2021
Class A units	17,996,350	507,398	(375,049)	18,128,699
Class C units	7,970,536	103,686	(246,270)	7,827,952
Class I units	10,454,368	456,080	(392,684)	10,517,764
Class W units	24,555	-	-	24,555
Class Y units	1,937,455	814,444	(55,393)	2,696,506
Class Z units	8,423,851	-	-	8,423,851
Total	46,807,115	1,881,608	(1,069,396)	47,619,327

The total of 1,881,608 units issued during the year ended December 31, 2021 included 1,069,529 units issued under the DRP at a value of $8,000,000 and 814,444 units sold pursuant to our private placement for aggregate gross proceeds of $6,106,000.

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

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the fourth quarter of 2021 have been made at a price equal to $7.251 per units, which was the net asset value per unit of each class as of September 30, 2021, the most recently disclosed net asset value at the time of repurchase.

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

During the year ended December 31, 2021, the Company fulfilled repurchase requests for a total of 1,069,396 units at a weighted average repurchase price per unit of $7.45 for an aggregate repurchase price of $7,962,052. As of December 31, 2021, $1,712,444 of these repurchase requests were pending processing and were completed by the Company in January 2022. During the year ended December 31, 2021, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company repurchased approximately 1,014,000 units or 8.47% of eligible repurchase requests (based on the number of units submitted for repurchase) and approximately 9,624,000 units, or 91.53% of eligible repurchase requests (based on the number of units submitted for repurchase), were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the year ended December 31, 2021:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2021	November 10, 2020	$0.00168675	$1,676,282	$767,969	$2,444,251
February 28, 2021	November 10, 2020	$0.00168675	1,519,708	695,616	2,215,324
March 31, 2021	February 26, 2021	$0.00168675	1,710,833	753,903	2,464,736
April 30, 2021	March 26, 2021	$0.00168675	1,630,169	741,528	2,371,697
May 31, 2021	March 26, 2021	$0.00145753	1,465,099	659,878	2,124,977
June 30, 2021	May 12, 2021	$0.00144603	1,413,132	634,247	2,047,379
July 31, 2021	May 12, 2021	$0.00144603	1,465,897	647,088	2,112,985
August 31, 2021	May 12, 2021	$0.00144603	1,474,800	644,904	2,119,704
September 30, 2021	August 13, 2021	$0.00140710	1,399,610	605,297	2,004,907
October 31, 2021	August 13, 2021	$0.00140710	1,440,959	625,285	2,066,244
November 30, 2021	August 13, 2021	$0.00140710	1,399,210	606,232	2,005,442
December 31, 2021	November 12, 2021	$0.00139060	1,434,723	617,741	2,052,464
Total for 2021			$18,030,422	$7,999,688	$26,030,110

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

s

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

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2021 and 2020:

	Twelve months ended
	December 31,	December 31,
	2021	2020
Per unit data (1):
Net asset value at beginning of period	$7.58	$8.01
Net investment income	0.45	0.51
Net change in unrealized depreciation on investments	(0.29)	(0.32)
Net increase in net assets resulting from operations	0.16	0.19
Distributions	(0.55)	(0.62)
Net change in accrued distribution and other fees	0.00	0.00
Net decrease in net assets	(0.39)	(0.43)
Net asset value at end of period (2)	$7.19	$7.58
Total return based on net asset value (3)	2.21%	2.39%
Net assets at end of period	$338,725,057	$355,273,630
Units Outstanding at end of period	47,619,327	46,807,115
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.41%	6.14%
Ratio of net operating expenses to average net assets	5.15%	4.93%

1	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2021 and 2020, which were 47,102,346 and 46,529,861, respectively.
2

For financial statement reporting purposes under GAAP, as of December 31, 2021 and 2020, the Company recorded a liability in the amount of $446,000 and $480,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021.

Distributions

The cash distributions for January and February totaled approximately $1,431,000 and $1,299,000, respectively. With respect to unitholders participating in the Distribution Reinvestment Plan, approximately $616,000 and $555,000 of the distributions for January and February, respectively, were reinvested in units.

 The board approved the $0.00139060 distribution for March 2022 in February 2022, which, on an annualized basis, was equal to approximately 7.0% of $7.25, the most recently determined NAV per unit at that time. On March 29, 2022, the Company’s board of managers determined a new NAV per unit as of December 31, 2021 of $7.12 and authorized the declaration of distributions for April and May of 2022. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00136605 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the new NAV per unit of approximately $7.12, determined as of December 31, 2021. These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Investments

Subsequent to December 31, 2021 through March 30, 2022, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $2.2 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2022.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 30, 2022
Gloria S. Nelund

/s/ Mark A. Tipton	Chief Financial Officer (principal financial and accounting officer)	March 30, 2022
Mark A. Tipton

/s/ Brent L. VanNorman	Manager	March 30, 2022
Brent L. VanNorman

/s/ Terry Otton	Manager	March 30, 2022
Terry Otton

/s/ Cynthia Hostetler	Manager	March 30, 2022
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 30, 2022
R. Michael Barth