Form 10-Q
period 2022-03-31
TriLinc Global Impact Fund LLC
filed 2022-05-13
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 13, 2022, the Company had outstanding 18,177,797 Class A units, 7,854,830 Class C units, 10,528,111 Class I units, 24,555 Class W units, 2,706,503 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Investments owned, at fair value (amortized cost of $346,014,813 and $343,249,977, respectively)	$301,722,364	$301,603,725
Cash	7,526,796	16,795,342
Interest receivable	28,126,236	26,523,185
Due from affiliates (see Note 5)	4,240,231	4,240,231
Other assets	1,173,721	1,048,606
Total assets	342,789,348	350,211,089

LIABILITIES
Due to unitholders	1,407,426	1,399,510
Management fee payable	1,694,619	1,727,974
Incentive fee payable	895,878	141,685
Notes payable	—	5,000,000
Unit repurchases payable	1,757,873	1,712,444
Accrued distribution and other fees	439,000	446,000
Other payables	1,188,438	1,058,419
Total liabilities	7,383,234	11,486,032
Commitments and Contingencies (see Note 5)
NET ASSETS	$335,406,114	$338,725,057

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$135,886,395	$137,132,359
Net capital paid in on Class C units	58,307,312	58,788,598
Net capital paid in on Class I units	78,695,944	79,540,368
Net capital paid in on Class W units	182,933	184,742
Net capital paid in on Class Y units	20,270,138	20,397,391
Net capital paid in on Class Z units	59,381,100	59,999,307
Offering costs	(17,317,708)	(17,317,708)
Net assets (equivalent to $7.049 and $7.123, respectively per unit based on total units outstanding of 47,643,263 and 47,619,327, respectively)	$335,406,114	$338,725,057
Net assets, Class A (units outstanding of 18,140,627 and 18,128,699, respectively)	$127,876,227	$129,122,569
Net assets, Class C (units outstanding of 7,839,872 and 7,827,952, respectively)	54,845,541	55,329,980
Net assets, Class I (units outstanding of 10,508,324 and 10,517,764, respectively)	74,055,892	74,893,312
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	172,091	173,893
Net assets, Class Y (units outstanding of 2,706,033 and 2,696,506, respectively)	19,075,263	19,205,996
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	59,381,100	59,999,307
NET ASSETS	$335,406,114	$338,725,057

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
INVESTMENT INCOME
Interest income	$8,584,968	$9,150,446
Interest from cash	3,481	27,429
Total investment income	8,588,449	9,177,875
EXPENSES
Asset management fees	1,689,960	1,809,230
Incentive fees	895,878	781,456
Professional fees	615,740	861,955
General and administrative expenses	230,452	284,487
Interest expense	11,169	47,268
Board of managers fees	64,375	64,375
Total expenses	3,507,574	3,848,771
NET INVESTMENT INCOME	5,080,875	5,329,104
Net change in unrealized depreciation on investments	(2,646,200)	(975,327)
Foreign exchange gain (loss)	—	(5,700)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,434,675	$4,348,077

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.11	$0.11
EARNINGS PER UNIT - BASIC AND DILUTED	$0.05	$0.09
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,720,815	47,002,965

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
INCREASE FROM OPERATIONS
Net investment income	$5,080,875	$5,329,104
Foreign exchange gain (loss)	—	(5,700)
Net change in unrealized depreciation on investments	(2,646,200)	(975,327)
Net increase from operations	2,434,675	4,348,077
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(2,273,986)	(2,739,296)
Distributions to Class C unitholders	(965,579)	(1,196,990)
Distributions to Class I unitholders	(1,319,743)	(1,591,386)
Distributions to Class W unitholders	(2,768)	(3,405)
Distributions to Class Y unitholders	(340,019)	(314,430)
Distributions to Class Z unitholders	(1,054,279)	(1,278,804)
Net decrease from distributions	(5,956,374)	(7,124,311)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	837,113	1,053,700
Issuance of Class C units	381,305	526,839
Issuance of Class I units	557,028	634,678
Issuance of Class Y units	182,997	1,823,896
Repurchase of units	(1,762,687)	(2,205,383)
Offering costs	—	(79,901)
Distribution and other fees	7,000	4,000
Net increase from capital transactions	202,756	1,757,829
NET CHANGE IN NET ASSETS	(3,318,943)	(1,018,405)
Net assets at beginning of period	338,725,057	355,273,630
Net assets at end of period	$335,406,114	$354,255,225

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,434,675	$4,348,077
ADJUSTMENT TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Purchase of investments	—	(18,919,036)
Maturity of investments	2,230,553	6,461,904
Payment-in-kind interest	(4,360,469)	(5,500,696)
Net change in unrealized depreciation on investments	2,646,200	975,327
Foreign exchange loss	—	5,700
Accretion of discounts on investments	(634,922)	(726,221)
Changes in assets and liabilities:
Increase in interest receivable	(1,603,051)	(1,339,042)
Increase in other assets	(125,115)	(393,354)
Decrease in due to unitholders	7,916	32,437
Decrease in management and incentive fees payable	720,838	(509,314)
Decrease in other payables	130,019	13,231
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,446,644	(15,550,987)
Cash flows from financing activities
Net proceeds from issuance of units	175,002	1,821,625
Distributions paid to unitholders	(4,172,933)	(4,906,823)
Decrease in notes payable	(5,000,000)	—
Payments of offering costs	—	(79,901)
Repurchase of units	(1,717,259)	(2,351,598)
NET CASH USED IN FINANCING ACTIVITIES	(10,715,190)	(5,516,697)
TOTAL DECREASE IN CASH	(9,268,546)	(21,067,684)
Cash at beginning of period	16,795,342	55,002,776
Cash at end of period	$7,526,796	$33,935,092
Supplemental information
Cash paid for interest during the period	$11,169	$48,319
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$1,783,441	$2,217,488
Change in accrual of distribution and other fees	$(7,000)	$(4,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2022

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Sugarcane and Sugar Beets	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$877,326	0.3%
Chile	Itelecom Holding Chile SPA (5), (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,456,162	1,456,162	0.4%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	12,387,189	N/A	12,387,189	12,387,189	3.7%
Hong Kong	Limas Commodities House Limited (11)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	20,975,455	N/A	20,975,455	20,975,455	6.3%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	13.00%	0.0%	3/4/2024	10,000,000	N/A	10,000,000	10,000,000	3.0%
Malaysia	Vikudha Malaysia Sdn Bhd (7)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	17,844,102	N/A	17,844,102	17,844,102	5.3%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	1.3%	1/27/2023	34,611,271	N/A	34,290,796	34,290,796	10.2%
Peru	Kinder Investments, Ltd. (16)	Sanitary Paper Products	Diaper Manufacturer II	8.00% Cash/3.00% PIK	0.0%	12/31/2024	4,916,465	N/A	4,916,465	4,916,465	1.5%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.00% PIK	0.0%	8/18/2025	20,408,828	N/A	20,408,828	18,266,468	5.4%
Total Senior Secured Term Loans									125,130,293	121,013,963	36.1%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	9.63%	0.0%	8/18/2023	4,740,000	47%	4,740,000	4,740,000	1.4%
Brazil	Qintess Tecnologia e Participacoes Ltda (13)	Computer Related Services, NEC	IT Service Provider	10.75% Cash/3.25% PIK	0.0%	11/23/2023	18,809,701	27%	19,089,806	19,089,806	5.7%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/8.00% PIK	0.0%	12/7/2023	6,663,699	42%	6,633,143	6,633,143	2.0%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (16), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	1/31/2022	14,312,720	88%	14,312,720	12,002,520	3.6%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	9/1/2025	4,596,613	7%	4,596,613	4,596,613	1.4%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	6,972,901	76%	6,972,901	6,972,901	2.1%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	9.70%	3.0%	9/30/2026	15,000,000	16%	15,000,000	15,000,000	4.5%
Kenya	Multiple ICD (Kenya) Limited (17)	Freight Transportation Arrangement	Freight and Cargo Transporter	7.75% Cash/4.00% PIK	0.0%	3/31/2023	14,758,950	42%	14,758,950	13,204,359	3.9%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	18,440,097	100%	18,440,097	15,069,506	4.5%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	2/7/2024	8,275,000	44%	9,779,546	9,779,546	2.9%
Nigeria	Helios Maritime I (15), (17)	Towing and Tugboat Service	Marine Logistics Provider	10.60%	0.8%	1/31/2022	17,007,004	100%	17,007,004	8,442,990	2.5%
Romania	Other Investments (8)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.00% Cash/7.00% PIK	2.5%	5/20/2024	3,969,407	27%	3,984,401	3,984,401	1.2%
Uganda	Agilis Partners Holding LLC (17)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	533,527	100%	533,527	533,527	0.2%
Uganda	Agilis Partners (17)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	11,628,566	100%	11,628,566	10,599,028	3.2%
Total Senior Secured Term Loan Participations									147,477,274	130,648,340	39.1%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,772,744	1.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	22%	5,802,296	4,393,274	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Beef Cattle, Except Feedlots	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.9%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Cotton Ginning	Cotton Producer	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.00%	0.0%	6/30/2022	15,319,644	72%	15,319,644	14,599,214	4.4%
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,433,430	26%	9,433,430	2,429,024	0.7%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2022	5,000,000	24%	5,000,000	5,000,000	1.5%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,862	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader III	8.50%	0.0%	12/31/2022	664,101	25%	664,101	664,101	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader II	8.50%	0.0%	12/31/2022	820,482	14%	820,482	820,482	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Salted and Roasted Nuts and Seeds	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									67,407,247	45,213,830	13.4%
Other Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Miscellaneous Business Credit	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.1%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,088,168	0.3%

Total Investments									$346,014,813	$301,722,364

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.

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

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2022

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to March 31, 2022, the Company raised an additional $99,973,000 pursuant to a private placement and $47,354,000 pursuant to the DRP, for total gross proceeds of approximately $509,103,000 as of March 31, 2022.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies.  The Subsidiaries own all of the Company’s investments. As of March 31, 2022, the Company’s subsidiaries are as follows:

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

Through March 31, 2022, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

COVID-19

The ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), including the emergence of the Omicron and other variants, continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity. Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020 and continued into the first quarter of 2022 in certain areas, including particularly in developing markets, in an attempt to curb the spread of the Coronavirus. Although economic contractions associated with such suspensions and closures have subsided either in whole for most advanced economies or in part for most developing economies, the economic recovery has been significantly affected by supply chain disruptions and higher input costs. These issues have more acutely affected developing economies. The Company believes that most regions in which it invests are poised to achieve economic normalization once the supply chain disruptions and input cost increases dissipate.  However, the Company expects economic recovery to be slower in Sub-Saharan Africa, where vaccination rates have been lower than in the rest of the world and the impact of COVID-19 is likely to impede economic recovery more so than in other regions. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 cases began to spike again globally, as we saw with recent variants, it could further adversely impact the Company’s borrowers’ businesses, financial condition and results of operations, which could result in their inability to make required payments in the near term and impact the fair value of the Company’s investments. Although multiple vaccines have been approved for use in certain countries and the vaccination rates in the United States and most advanced economies have been encouraging, there is still uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be fully relaxed in certain of the regions in which the Company invests. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company made material adjustments to the fair value of certain of its investments, in part due to the impact of COVID-19. These adjustments, which amounted to approximately $231,000 and $6,368,000, respectively, in the aggregate during the three months ended March 31, 2022 and the year ended December 31, 2021, were made with respect to 18.7% and 18.5%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

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

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied.  For example, as indicated under "Watch List Investments" below, the borrowers with respect to the investment added to the Watch List for the three months ended March 31, 2022 and for the year ended December 31, 2021 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic, as well as due to the adverse impacts of supply chain disruptions and higher input costs associated with shortages of goods and labor. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due in part to the disruptions associated with COVID-19 as well as due to the supply chain disruptions and increased input costs, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption described above is expected to continue and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was one of the material contributors to the approximate $0.07 decline in the Company's NAV per unit as of March 31, 2022, as compared to the Company’s NAV per unit as of December 31, 2021.

In addition, the Company saw a slowdown in transaction volume due to the impact of the pandemic in the first quarter of 2022 and through most of 2021, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) were no longer in a position to appropriately add debt capital. While transaction volume has increased in recent months, it has not yet recovered to pre-pandemic levels and may continue to be affected by restrictions on travel and other shelter in place orders, making it more difficult to conduct in-person visits with potential borrowers. Additionally, in future periods the Company may hold higher levels of cash than before the pandemic to ensure it has sufficient cash available to meet its cash obligations. Uncertain or inconsistent deployment of capital or higher cash balances each have the potential to further reduce cash flow generated to cover the Company’s distributions to its unitholders and/or cause the Company to further reduce its NAV in future periods.

Inflation and Conflict in Ukraine

Input costs remain high and the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. The Company does not have any investments in, and none of its borrowers receive supplies directly from, Russia, Belarus or Ukraine. Therefore, to date, the Company has not been materially impacted by the actions of the Russian government. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, as economic problems in a single country can significantly impact other markets and economies. While the direct impact on the Company of Russia's invasion of Ukraine is limited, the Company is being affected by increases in the price of oil as a result of sanctions on Russia, which contributes to overall inflation and increased costs. The ongoing conflict could cause increased volatility in the economies and financial markets of countries throughout the region, or even globally. The Company continues to monitor the uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on the Company's business.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2022.

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible as of March 31, 2022. For the three months ended March 31, 2022, the Company earned and capitalized PIK interest of $4,360,469  and $5,500,696, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods.  The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At March 31, 2022, the estimated unpaid distribution fees for Class C units amounted to $419,000, the unpaid dealer manager fees for Class I units amounted to $19,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of March 31, 2022, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2016.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of March 31, 2022, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of March 31, 2022, under GAAP, the Company has recorded a liability in the amount of $439,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of March 31, 2022, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $7.05, which is different than the net asset value per unit of approximately $7.51 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of approximately $0.07 per unit from the net asset value per unit of approximately $7.12 as of December 31, 2021. The decrease in net asset value per unit was due to a combination of factors, including the adverse impact of COVID-19 and the Company having recorded $2,646,200 in unrealized depreciation on its investments during the three months ended March 31, 2022.

See Note 3 “Investments — Watch List Investments” for additional information.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2022 and 2021.

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

The Company did not meet the Reimbursement Hurdle for the three months ended March 31, 2022 and 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there is a remaining aggregate balance of approximately $16,274,000 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable. The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in “Note 3—Investments—Watch List Investments,” IIG was the sub-advisor with respect to five of the 19 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment.  As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist.  In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of March 31, 2022 and December 31, 2021, all of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At March 31, 2022, the Company’s largest loan by value was $34,290,796 or 11.4% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 36.6% of the Company’s portfolio at March 31, 2022. Participation in loans amounted to 58.3% of the Company’s total portfolio at March 31, 2022.

Note 3. Investments

As of March 31, 2022, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$125,130,293	$121,013,963	40.1%
Senior secured term loan participations	147,477,274	130,648,340	43.3%
Senior secured trade finance participations	67,407,247	45,213,830	15.0%
Other investments	6,000,000	3,758,063	1.2%
Equity warrants	—	1,088,168	0.4%
Total investments	$346,014,813	$301,722,364	100.0%

As of December 31, 2021, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$122,535,227	$119,374,062	39.5%
Senior secured term loan participations	147,557,201	132,290,743	43.9%
Senior secured trade finance participations	67,157,549	45,092,689	15.0%
Other investments	6,000,000	3,758,063	1.2%
Equity warrants	—	1,088,168	0.4%
Total investments	$343,249,977	$301,603,725	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.  As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of March 31, 2022.  In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balance as of March 31, 2022 and December 31, 2021 amounted to approximately $3,707,000 and $3,487,000, respectively. The Company’s interest receivable balances at March 31, 2022 and December 31, 2021 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At March 31, 2022, nine portfolio companies were on non-accrual status with an aggregate fair value of approximately $24,372,000 or 8.1% of the fair value of the Company’s total investments. At December 31, 2021, nine portfolio companies were on non-accrual status with an aggregate fair value of approximately $25,393,000 or 8.4% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $147,000 for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, respectively, the Company had 19 and 17 Watch List investments.

As of March 31, 2022, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended
						March 31,	March 31,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2022	2021
Trustco Group Holdings Ltd.	$18,440,097	$15,069,506	$4,055,451	Helios	Collateral based approach	$—	$—
TRG Cape Verde Holdings Ltd.	14,312,720	12,002,520	3,308,154	Helios	Hybrid income/collateral based approach	—	—
Helios Maritime	17,007,004	8,442,990	2,784,470	Helios	Hybrid income/collateral based approach	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,772,744	664,010	IIG	Income approach	—	326,563
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	9,000,000	6,361,679	264,500	IIG	Collateral based approach	—	—
Sancor Cooperativas Unidas Ltda	5,802,296	4,393,274	1,032,336	IIG	Collateral based approach	—	—
IIG TOF B.V. (2), (3)	6,000,000	3,758,063	572,000	IIG	Collateral based approach	—	—
Algodonera Avellaneda S.A. (2), (3)	6,000,000	3,398,558	778,500	IIG	Collateral based approach	—	—
Triton Metallics Pte Ltd.	20,408,828	18,266,468	720,096	TransAsia	Income approach	—	—
Conplex International Ltd. (2), (3)	9,433,430	2,429,024	—	TransAsia	Collateral based approach	—	—
Producam S.A.	15,319,644	14,599,214	—	Scipion	Hybrid income/collateral based approach	—	—
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach	23,668	23,668
Mac Z Group SARL (3)	1,433,058	628,862	183,152	Scipion	Collateral based approach	—	—
Applewood Trading 199 Pty, Ltd. (1), (3)	785,806	497,462	—	Barak	Hybrid income/collateral based approach	34,379	34,379
Multiple ICD (Kenya) Limited	14,758,950	13,204,359	3,973,890	Barak	Income approach	—	—
Agilis Partners Holding LLC	533,527	533,527	—	Origin	Income approach	—	—
Agilis Partners	11,628,566	10,599,028	197,763	Origin	Income approach	—	—
Usivale Industria E Commercio Ltda (3)	2,851,296	877,326	645,932	N/A	Hybrid income/collateral based approach	88,604	88,604
Itelecom Holding Chile SPA (1)	1,456,162	1,456,162	322,032	Alsis	Income approach	—	—
Total Watchlist	$168,319,814	$122,939,196	$19,636,501			$146,651	$473,214

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2022. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2022 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.

As of December 31, 2021, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd.	$18,253,506	$15,184,914	$3,668,770	Helios	Collateral based approach
TRG Cape Verde Holdings Ltd.	14,141,063	11,830,862	3,316,102	Helios	Hybrid income/collateral based approach
Helios Maritime	17,007,004	8,673,930	2,770,970	Helios	Hybrid income/collateral based approach
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,772,744	664,010	IIG	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	9,000,000	6,361,679	264,500	IIG	Collateral based approach
Sancor Cooperativas Unidas Ltda	5,802,296	4,393,274	877,559	IIG	Collateral based approach
IIG TOF B.V. (2), (3)	6,000,000	3,758,063	572,000	IIG	Collateral based approach
Algodonera Avellaneda S.A. (2), (3)	6,000,000	3,398,558	778,500	IIG	Collateral based approach
Triton Metallics Pte Ltd.	19,777,304	17,634,943	833,343	TransAsia	Income approach
Conplex International Ltd. (2), (3)	9,500,000	2,495,595	716,452	TransAsia	Collateral based approach
Producam S.A.	14,979,753	14,387,877	—	Scipion	Hybrid income/collateral based approach
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach
Mac Z Group SARL (3)	1,433,058	628,862	210,568	Scipion	Collateral based approach
Applewood Trading 199 Pty, Ltd. (1), (3)	785,806	497,462	-	Barak	Hybrid income/collateral based approach
Multiple ICD (Kenya) Limited	14,612,822	13,058,231	3,689,897	Barak	Income approach
Usivale Industria E Commercio Ltda (3)	2,851,296	1,832,492	645,932	N/A	Hybrid income/collateral based approach
Itelecom Holding Chile SPA (1)	1,456,162	1,456,162	281,987	Alsis	Income approach
Total Watchlist	$154,748,500	$112,014,078	$19,424,805

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2021. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2021 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.

3    Investments were on non-accrual status.

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. The estimated proceeds from the property collateral are enough to cover the principal and the interest for the Trustco facility During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022 and we are now seeking enforcement of the UK judgment in Namibia. Trustco is likely to pursue an appeal of the lower court's decision to the UK's Supreme Court; however, it is expected that any such appeal would be dismissed. The fair value declined  by approximately $302,000 during the period ended March 31, 2022, due to the increased likelihood that the amount of collateral will not support the full collection of the position.

TRG Cape Verde Holdings Ltd

In May 2016, the Company purchased a $17,000,000 Participation in a term loan facility with TRG Cape Verde Holdings Ltd (“TRG Cape Verde”), an owner and developer of resorts based in Cabo Verde. Repayment on this position has been slower than originally anticipated due to regulatory changes in TRG Cape Verde’s fundraising model, along with further challenges associated with little to no occupancy at its resort properties due to the ongoing COVID-19 pandemic. Helios is actively working with the borrower to restructure the facility, which is expected to be finalized in the coming quarters. In addition to the restructuring being conducted, the borrower has pledged certain of its real properties as collateral in support of its repayment obligations under this facility. The Company reopened its resort in the fourth quarter of 2021 with occupancy beginning to increase. In addition to reopening, the borrower paid $361,000 of interest in the first quarter of 2022.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt and restructured amortization profile. An extension was granted to the borrower to meet this requirement and is expected to be finalized in June 2022. As this restructure requires a partial forgiveness of debt and the likelihood of successful repayment continues to decrease, this had a negative impact on the valuation of this investment, resulting in a reduction of approximately $231,000 during the period ended March 31, 2022.

Investments through IIG as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including five of the 19 Watch List investments as of March 31, 2022.  Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.

The SEC previously charged IIG with fraud on November 21, 2019 and revoked IIG's registration as an investment adviser on November 26, 2019. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. On July 17, 2020, the SEC filed fraud charges against David Hu, one of IIG's co-founders, who was also charged by the U.S. Attorney's Office for the Southern District of New York in a parallel criminal action. In January 2021, David Hu pled guilty to one count of securities fraud, one count of wire fraud, and one count of conspiracy to commit securities fraud and wire fraud and was sentenced to 12 years' imprisonment in April 2022. On April 13, 2021, the U.S. Attorney's Office for the Southern District of New York announced that Martin Silver, IIG's other co-founder, pled guilty to one count of conspiracy to commit investment adviser fraud, securities fraud, and wire fraud, one count of securities fraud, and one count of wire fraud for his role in overvaluing and selling fake loans to investors so IIG could collect management and performance fees. Also on April 13, 2021, the SEC filed a civil complaint against Martin Silver, asserting several claims that involve allegations of a string of frauds perpetrated by Mr. Silver and others at IIG in order to keep IIG afloat. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. The Company is taking necessary steps, including legal action in some cases, in order to ascertain as much information as possible regarding these investments.

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG.  On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of March 31, 2022 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors.  Recently, the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and are close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in

February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement . The proposed changes to the settlement terms were less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in February 2019 (but was never finalized) and therefore, had a negative impact on the valuation of this investment. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Therefore, the Company does not expect significant changes to the restructuring plan other than it will delay its implementation by an estimated 12 months.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algonodera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. The Company expects a final decision by the relevant bankruptcy courts and a final settlement agreement amongst all the creditors regarding the distribution of funds within the second quarter of 2022.

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

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility. While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020. TransAsia immediately notified the Company while a court-appointed provisional liquidator took control of Conplex.  On October 14, 2020, TransAsia appointed a receiver to enforce its rights under the secured facility. The facility is secured by a lien on four properties, accounts receivable and two personal guarantees. Deloitte was subsequently appointed as liquidator and has transferred the keys to the mortgaged properties to the receiver. One property was sold in the fourth quarter of 2021, with approximately $596,000 of interest payments received by the Company. Two other properties were subsequently sold in January 2022, with approximately $716,000 of interest payments and approximately $67,000 of principal payments received by the Company. A sale and purchase agreement was executed for the remaining property in March 2022 and subsequently closed in April 2022, with approximately $361,000 received by the Company. Given that this is a secured facility with the Company in liquidation, it has been valued using the collateral based approach to arrive at the estimated fair value. One of the two guarantors was forced into bankruptcy during the three months ended June 30, 2021 and our ability to collect under the guarantee is in question based on the statement of affairs filed with the bankruptcy trustee.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retro-actively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value as a percentage of face value decreased during the year due to collections from completed cocoa and coffee shipments being slower than anticipated resulting in further decline in fair value amounting to approximately $129,000 during the period ended March 31, 2022. As all interest was capitalized as part of the amendment, no interest remains outstanding as of the date of the new agreement.  During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized.

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

A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. During the fourth quarter of 2020, $9,377,199 from a settlement under this insurance policy was received by the Company. The policy covered the copper scrap that was lost. The remaining copper scrap is being stripped and processed and currently expected to cover its principal value. The Company received approximately $27,000 proceeds from the sales of the copper scrap during the first quarter of 2022.

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

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin, in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda, which resulted in a decline in fair value of $1,030,000 to account for increased credit risk associated with the position during the period ended March 31, 2022. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment, and are actively working with the borrower on solutions to increase working capital and manage other creditor relationships.

Other Investments

Usivale Industria E Commercio Ltda

In December 2013, the Company made an investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, comprised of two senior secured term loans for an aggregate loan amount of $2,500,000. During 2016, Usivale entered into a judicial recovery process that resulted in an approved repayment plan on October 7, 2016. The Company received regular annual interest payments for 2017 and 2018. Unfortunately, Usivale continued to have challenges and was not able to make any payments thereafter. Usivale is currently not complying with the payment obligations under the above mentioned judicial recovery process. The Company has been negotiating a potential restructuring of the loan to support the sustainability of Usivale, including engaging industry and financial consultants to that effect. The judge responsible for the bankruptcy proceedings of Usivale has asked the Company and Usivale to seek an agreement on a potential restructuring to be submitted to a creditors meeting to be held in June 2022. While the outcome is uncertain, the judge may accept a new bankruptcy restructuring plan or may force the company into orderly liquidation. Increased likelihood that a settlement with Usivale may return materially less than the current amount outstanding resulted in further decline in fair value amounting to approximately $955,000 during the period ended March 31, 2022.

The industry composition of the Company’s portfolio, at fair value as of March 31, 2022 and December 31, 2021, was as follows:

	As of March 31, 2022		As of December 31, 2021
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$6,361,679	2.1%	$6,361,679	2.1%
Boatbuilding and Repairing	6,633,143	2.2%	6,466,030	2.1%
Chemicals and Allied Products	17,844,102	5.9%	17,537,201	5.8%
Chocolate and Cocoa Products	29,599,214	9.8%	29,387,877	9.7%
Coal and Other Minerals and Ores	39,241,923	13.0%	38,024,207	12.6%
Computer Related Services, NEC	19,089,806	6.3%	19,032,888	6.3%
Corn	11,132,555	3.7%	11,694,030	3.9%
Corrugated and solid fiber boxes	12,387,189	4.1%	12,387,189	4.1%
Cotton Ginning	3,398,558	1.1%	3,398,558	1.1%
Dairy Farms	4,393,274	1.5%	4,393,274	1.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	1,456,162	0.5%	1,456,162	0.5%
Farm Products	1,484,583	0.5%	1,508,208	0.5%
Freight Transportation Arrangement	13,204,359	4.4%	13,058,231	4.3%
Hotels and Motels	12,002,520	4.0%	11,830,862	3.9%
Land Subdividers and Developers	15,069,506	5.0%	15,184,914	5.0%
Miscellaneous Business Credit	3,758,063	1.2%	3,758,063	1.2%
Motor Vehicle Parts and Accessories	9,779,546	3.2%	9,278,031	3.1%
Personal Credit Institutions	4,596,613	1.5%	5,342,393	1.8%
Petroleum and Petroleum Products	6,972,901	2.3%	8,367,480	2.8%
Refuse Systems	35,378,964	11.7%	34,050,695	11.3%
Retail Bakeries	3,984,401	1.3%	3,915,874	1.3%
Salted and Roasted Nuts and Seeds	497,462	0.2%	497,462	0.2%
Sanitary Paper Products	4,916,465	1.7%	4,880,364	1.6%
Secondary Nonferrous Metals	628,862	0.2%	628,862	0.2%
Short-Term Business Credit	4,740,000	1.6%	4,740,000	1.6%
Soybeans	5,772,744	1.9%	5,772,744	1.9%
Sugarcane and Sugar Beets	877,326	0.3%	1,832,492	0.6%
Telephone and Telegraph Apparatus	2,429,024	0.8%	2,495,595	0.8%
Telephone Communications	15,000,000	5.0%	15,000,000	5.0%
Towing and Tugboat Service	8,442,990	2.8%	8,673,930	3.0%
Total	$301,722,364	100.0%	$301,603,725	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$19,926,255	6.6%	$19,926,255	6.6%
Botswana	4,740,000	1.6%	4,740,000	1.6%
Brazil	26,600,275	8.8%	27,331,410	9.1%
Cabo Verde	12,002,520	4.0%	11,830,862	3.9%
Cameroon	14,599,214	4.8%	14,387,877	4.8%
Chile	1,456,162	0.5%	1,456,162	0.5%
Colombia	4,596,613	1.5%	5,342,393	1.8%
Ecuador	12,387,189	4.1%	12,387,189	4.1%
Ghana	6,972,901	2.3%	8,367,480	2.8%
Hong Kong	23,404,479	7.8%	22,884,859	7.6%
Indonesia	15,000,000	5.0%	15,000,000	5.0%
Jersey	15,000,000	5.0%	15,000,000	5.0%
Kenya	13,204,359	4.4%	13,058,231	4.3%
Malaysia	17,844,102	5.9%	17,537,201	5.8%
Mexico	35,378,964	11.7%	34,050,695	11.3%
Morocco	628,862	0.2%	628,862	0.2%
Namibia	15,069,506	5.0%	15,184,914	5.0%
Netherlands	9,779,546	3.2%	9,278,031	3.1%
Nigeria	9,927,573	3.3%	10,182,138	3.4%
Peru	4,916,465	1.6%	4,880,364	1.6%
Romania	3,984,401	1.3%	3,915,874	1.3%
Singapore	18,266,468	6.1%	17,634,943	5.8%
South Africa	497,462	0.2%	497,462	0.2%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,132,555	3.7%	11,694,030	3.9%
N/A	3,758,063	1.2%	3,758,063	1.1%
Total	$301,722,364	100.0%	$301,603,725	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V. See Note 3 “Watch List Investments” for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of March 31, 2022:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$121,013,963	$—	$—	$121,013,963
Senior secured term loan participations	130,648,340	—	—	130,648,340
Senior secured trade finance participations	45,213,830	—	—	45,213,830
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,088,168	—	—	1,088,168
Total	$301,722,364	$—	$—	$301,722,364

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2021:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$119,374,062	$—	$—	$119,374,062
Senior secured term loan participations	132,290,743			132,290,743
Senior secured trade finance participations	45,092,689	—	—	45,092,689
Other investments	3,758,063			3,758,063
Equity warrants	1,088,168			1,088,168
Total	$301,603,725	$—	$—	$301,603,725

The following is a reconciliation of activity for the three months ended March 31, 2022, of investments classified as Level 3:

	Fair Value at December 31, 2021	Purchases	Maturities or Prepayments	Accretion of discounts / Payment-in-kind interest	Net change in appreciation (depreciation)	Fair Value at March 31, 2022
Senior secured term loans	$119,374,062	$—	$(293,920)	$2,888,987	$(955,166)	$121,013,963
Senior secured term loan participations	132,290,743	—	(1,846,439)	1,766,513	(1,562,477)	130,648,340
Senior secured trade finance participations	45,092,689	—	(90,193)	339,891	(128,557)	45,213,830
Short term and other investments	3,758,063	—	—	—	—	3,758,063
Equity warrants	1,088,168	—	—	—	—	1,088,168
Total	$301,603,725	$-	$(2,230,552)	$4,995,391	$(2,646,200)	$301,722,364

There were no transfers into and out of Level 3 investments and no recorded realized losses for the Company’s investments classified as Level 3 during the three months ended March 31, 2022 and 2021. Net unrealized depreciation for the three months ended March 31, 2022 and 2021 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $2,646,200 and $975,327, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of March 31, 2022, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2022:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$27,354,003	Income approach (DCF)	Discount rate	12% - 15.75% (13.06%)
Senior secured trade finance participations (1)	$17,859,827	Collateral based approach	Value of collateral (collateral coverage ratio)	0.04x - 1.67x
Senior secured term loans (2)	$120,136,637	Income approach (DCF)	Discount rate	11.75% - 16.5% (14.6%)
Senior secured term loans (2)	$877,326	Collateral based approach	Value of collateral (collateral coverage ratio)	0.65x
Senior secured term loan participations (2)	$115,578,834	Income approach (DCF)	Discount rate	11.25% - 20.0% (15.8%)
Senior secured term loan participations (1)	$15,069,506	Collateral based approach	Value of collateral (collateral coverage ratio)	1.07x
Other investments (3)	$3,758,063	Collateral based approach	Value of collateral (collateral coverage ratio)	1.0x
Equity warrants	$1,088,168	Option Pricing Method	Equity value, volatility, time to exit	N/A, 71%, 5 years

(1)	Collateral based approach used for the following watch list investments: Trustoc, Sancor, FRIAR, Algonodera, Mac Z, GPI and Conplex. See Note 3 “Watch List Investments” for further information.

(2)

The Company used the income approach for the following Watch List investments: CAGSA, Triton, MICD and Itelecom and a hybrid of the collateral based approach and the income approach for TRG Cape Verde, Helios Martime, Producam, Applewood and Usivale, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years. See Note 3 “Watch List Investments” for further information.

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

As of December 31, 2021, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2021:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$27,166,291	Income approach (DCF)	Discount rate	11.0% - 15.75% (12.4%)
Senior secured trade finance participations (1)	$17,926,398	Collateral based approach	Value of collateral (collateral coverage ratio)	0.43x - 1.67x
Senior secured term loans (2)	$119,374,062	Income approach (DCF)	Discount rate	11.25% - 18.0% (14.3%)
Senior secured term loan participations (2)	$117,105,829	Income approach (DCF)	Discount rate	11.0% - 20.0% (15.5%)
Senior secured term loan participations (1)	$15,184,914	Collateral based approach	Value of collateral (collateral coverage ratio)	0.99x
Other investments (3)	$3,758,063	Collateral based approach	Value of collateral (collateral coverage ratio)	1.0x
Equity warrants	$1,088,168	Option Pricing Method	Equity value, volatility, time to exit	N/A, 71%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, Sancor, FRIAR, Algonodera, MacZ, GPI and Conplex. See Note 3 “Watch List Investments” for further information.
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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three months ended March 31, 2022 and 2021.

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

Transactions

For the three months ended March 31, 2022 and 2021, the Advisor earned $1,689,960 and $1,809,230, respectively, in asset management fees and $895,878 and $781,456, respectively, in incentive fees.

As of March 31, 2022 and December 31, 2021, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,617,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company. Such amounts include approximately $11,000 and $12,000 of offering costs incurred by the Sponsor during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company paid approximately $0 and $80,000 in reimbursement of offering costs to the Sponsor, respectively. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the commencement of the Company’s operations, the Company has reimbursed the Sponsor a total of approximately $17,318,000 of offering and organization costs as of March 31, 2022.

For the three months ended March 31, 2022 and 2021, the Company paid SC Distributors, the dealer manager for certain of our prior offerings, approximately $101,000 and $111,000, respectively in ongoing distribution fees, dealer manager fees and service fees.

Note 7. Notes Payable

The Company notes payable consist of the following:

	March 31, 2022	December 31, 2021
	Outstanding Balance	Outstanding Balance
Christian Super promissory note	$—	$5,000,000
Total notes payable	$-	$5,000,000

Christian Super Promissory Notes

On December 18, 2018, Trilinc Global Impact Fund Cayman, Ltd. (“TGIFC”) issued $5 million of Series 2 Senior Secured Promissory Notes (“CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”) pursuant to the CS Notes private offering. The CS Note had an interest rate of 3.5% per annum plus one-year LIBOR (4.3% as of March 31, 2022) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The entire principal balance under the CS Note (and any unpaid interest) was due in one balloon payment on December 18, 2021, which was the fourth anniversary of the issuance date. The due date was extended and the CS Note was repaid in full on January 18, 2022.

For the three months ended March 31, 2022 and 2021, the Company recognized $11,169 and $47,268, respectively, in interest expense. Due to the variable rate structure of this borrowing, the carrying basis of this debt obligation is considered to approximate their fair value.

Note 8. Unit Capital

As of March 31, 2022, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of March 31, 2022, the Company recorded a liability in the aggregate amount of $439,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of March 31, 2022 is calculated based on a net asset value per Class C, Class I and Class W units of $7.123 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the three months ended March 31, 2022:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	March 31,
	2021	the Period	the Period	2022
Class A units	18,128,699	116,034	(104,106)	18,140,627
Class C units	7,827,952	52,970	(41,049)	7,839,872
Class I units	10,517,764	77,226	(86,666)	10,508,324
Class W units	24,555	-	-	24,555
Class Y units	2,696,506	25,159	(15,632)	2,706,033
Class Z units	8,423,851	-	-	8,423,851
Total	47,619,327	271,389	(247,453)	47,643,263

The total of 271,389 units issued during the three months ended March 31, 2022 included 247,432 units issued under the DRP at a value of approximately $1,783,000 and 25,159 units sold pursuant to our private placement for aggregate gross proceeds of $183,000.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the

Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the first quarter of 2022 have been made at a price equal to $7.123 per units, which was the net asset value per unit of each class as of December 31, 2021, the most recently disclosed net asset value at the time of repurchase.

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

During the three months ended March 31, 2022, the Company fulfilled repurchase requests for a total of 247,453 units at a weighted average repurchase price per unit of $7.12 for an aggregate repurchase price of $1,762,687. As of March 31, 2022, $1,757,873 of these repurchase requests were pending processing and were completed by the Company in April 2022. For the quarter ended March 31, 2022, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company repurchased approximately 247,000 units or 6.68% of eligible repurchase requests (based on the number of units submitted for repurchase), and approximately 2,714,000, or 93.32% of eligible repurchase requests (based on the number of units submitted for repurchase) were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the three months ended March 31, 2022:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2022	November 12, 2021	$0.00139060	$1,431,973	$616,109	$2,048,082
February 28, 2022	November 12, 2021	$0.00139060	1,298,531	554,580	1,853,111
March 31, 2022	February 17, 2022	$0.00139060	1,442,429	612,752	2,055,181
Total for 2022			$4,172,933	$1,783,441	$5,956,374

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

The Company’s board of managers also authorized the declaration of distributions for April and May of 2022. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00136605 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $7.123, determined as of December 31, 2021. These distributions have been or will be paid in cash or reinvested in units, for those unitholders participating in the DRP, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,	March 31,
	2022	2021
Per unit data (1):
Net asset value at beginning of period	$7.58	$7.58
Net investment income	0.11	0.11
Net change in unrealized depreciation on investments	(0.06)	(0.02)
Net increase in net assets resulting from operations	0.05	0.09
Distributions	(0.13)	(0.15)
Net change in accrued distribution and other fees	-	-
Net decrease in net assets	(0.07)	(0.06)
Net asset value at end of period (2)	$7.51	$7.52
Total return based on net asset value (3)	0.67%	1.22%
Net assets at end of period	$335,406,114	$354,255,225
Units Outstanding at end of period	47,643,263	47,044,755
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.60%	6.27%
Ratio of net operating expenses to average net assets	5.30%	5.04%

1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2022 and 2021, which were 47,720,815 and 47,002,965, respectively.
2

For financial statement reporting purposes under GAAP, as of March 31, 2022 and 2021, the Company recorded a liability in the amount of $439,000 and $476,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2022.

Distributions

The cash distributions for April totaled $1,347,683. With respect to unitholders participating in the Distribution Reinvestment Plan, $566,058 of the distributions for April were reinvested in units.

The Company’s board of managers authorized the declaration of distributions for June, July and August of 2022. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.00135186 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $7.049, determined as of March 31, 2022. These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Investments

Subsequent to March 31, 2022 through May 13, 2022, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $1.5 million.

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

For the three months ended March 31, 2022, we issued 247,432 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $1,783,000. In addition, for the three months ended March 31, 2022, we issued 25,159 of our units for gross proceeds of approximately $183,000 pursuant to our ongoing private placement described above. As of March 31, 2022, $27,646,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to March 31, 2022, we have issued an aggregate of 55,489,971 of our units, including 7,284,548 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $509,103,000 including approximately $60,692,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $487,441,000.

Impact of COVID-19

The ongoing COVID-19 pandemic (more commonly referred to as the Coronavirus), including the emergence of the Omicron and other variants, continues to adversely impact many industries and businesses directly or indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity. Many businesses across the globe have seen a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020, and continued into the first quarter of 2022 in certain areas, including particularly in developing markets, in an attempt to curb the spread of the Coronavirus. Although economic contractions associated with such suspensions and closures have subsided either in whole for most advanced economies or in part for most developing economies, the economic recovery has been significantly affected by supply chain disruptions and higher input costs. These issues have more acutely affected developing economies. The Company believes that most regions in which it invests are poised to achieve economic normalization once the supply chain disruptions and input cost increases dissipate.  However, the Company expects economic recovery to be slower in Sub-Saharan Africa, where vaccination rates have been lower than in the rest of the world and the impact of COVID-19 is likely to impede economic recovery more so than in other regions. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 cases began to spike again globally, as we saw with recent variants, it could further adversely impact the Company’s borrowers’ businesses, financial condition and results of operations, which could result in their inability to make required payments in the near term and impact the fair value of the Company’s investments. Although multiple vaccines have been approved for use in certain countries and the vaccination rates in the United States and most advanced economies have been encouraging, there is still uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be fully relaxed in certain of the regions in which the Company invests. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company made material adjustments to the fair value of certain of its investments, in part due to the impact of COVID-19. These adjustments, which amounted to approximately $231,000 and $6,368,000, respectively, in the aggregate during the three months ended March 31, 2022 and the year ended December 31, 2021, were made with respect to 18.7% and 18.5%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

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

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied. For example, as indicated under “-Watch List Investments” below, the borrowers with respect to the investment added to the Watch List for the three months ended March 31, 2022 and for the year ended December 31, 2021 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic, as well as due to the adverse impacts of supply chain disruptions and higher input costs associated with shortages of goods and labor. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due in part to the disruptions associated with COVID-19 as well as due to the supply chain disruptions and increased input costs, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption described above is expected to continue and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The adverse impact of COVID-19 was one of the material contributors to the approximate $0.07 decline in the Company’s NAV per unit as of March 31, 2022, as compared to the Company’s NAV per unit as of December 31, 2021.

In addition, the Company saw a slowdown in transaction volume due to the impact of the pandemic in the first quarter of 2022 and through most of 2021, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) were no longer in a position to appropriately add debt capital.  While transaction volume has increased in recent months, it has not yet recovered to pre-pandemic levels and may continue to be affected by restrictions on travel and other shelter in place orders, making it more difficult to conduct in-person visits with potential borrowers. Additionally, in future periods, the Company may hold higher levels of cash than before the pandemic to ensure it has sufficient cash available to meet its cash obligations. Uncertain or inconsistent deployment of capital or higher cash balances each have the potential to further reduce cash flow generated to cover the Company’s distributions to its unitholders and/or cause the Company to further reduce its NAV in future periods.

Outlook

As noted above, the pandemic has had an adverse impact on many of our borrowers. The adverse impact on the global supply chain has been one of the largest challenges for our borrowers, as most of them are exporters directly tied to global trade. Some of these challenges include: demand from suppliers to be paid in cash rather than supplier credit, significant increases in shipping costs (when and if shipping is reliably available), and delays in the payment of receivables, all of which put pressure on borrowers’ working capital needs. Similarly, our borrowers experienced challenges related to the decrease in global demand during 2021, which resulted in declines in revenue for many of them. While many of our borrowers have been able to manage these declines by proactively reducing their operating expenses, a return to pre-pandemic global demand levels will be critical to our borrowers seeing a sustainable recovery with respect to revenue. As conditions continue to improve, due to the easing of restrictions and lockdowns that were put in place to curb the spread of COVID-19, global demand has recovered. However, in order to see a full normalization of economic conditions, supply chain challenges must be eased. As noted above, we have seen improvement in conditions as vaccinations are deployed globally in greater numbers, but we believe the effective distribution of vaccines to the populations of emerging market countries will remain critical to a full economic recovery for our affected borrowers. The delay of vaccination distribution in emerging market countries, where many of our borrowers are located caused a lag in their economic recovery in 2021, which the Company expects to improve in coming quarters, particularly if supply chain disruptions and input costs normalize.

Additionally, input costs remain high and the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. We do not have any investments in, and none of our borrowers receive supplies directly from, Russia, Belarus or Ukraine. Therefore, to date, we have not been materially impacted by the actions of the Russian government. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, as economic problems in a single country can significantly impact other markets and economies. While the direct impact on the Company of Russia's invasion of Ukraine is limited, we are being affected by increases in the price of oil as a result of sanctions on Russia, which contributes to overall inflation and increased costs. The ongoing conflict could cause increased volatility in the economies and financial markets of countries throughout the region, or even globally. We continue to monitor the uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2022, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. As a result, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. Similarly, the Bank of England and the FCA formed the Working Group on Sterling Risk-Free Reference Rates, which identified the Sterling Overnight Index Average (“SONIA”) as its preferred reference rate for GBP LIBOR. The transition away from LIBOR could cause interest rates on our debt to decrease, which could adversely affect our operating results. In addition, uncertainty about the extent and manner of future changes may result in interest rates that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out completely by June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of March 31, 2022, 18% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR and work with our sub-advisors to seek to ensure any transition away from LIBOR will have minimal impact on our investments, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

From our inception through December 31, 2017, under the terms of the Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. As of December 31, 2017, the Sponsor had agreed to pay a cumulative total of approximately $16.7 million of operating expenses, of which approximately $16.3 million have not been reimbursed to the Sponsor as of March 31, 2022.

Portfolio and Investment Activity

During the three months ended March 31, 2022, the Company did not fund any new investments. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $2.2 million.

At March 31, 2022 and December 31, 2021, the Company’s investment portfolio included 35 and 36 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2022		As of December 31, 2021
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$121,013,963	40.1%	$119,374,062	39.6%
Senior secured term loan participations	130,648,340	43.3%	132,290,743	43.9%
Senior secured trade finance participations	45,213,830	15.0%	45,092,689	15.0%
Other investments *	3,758,063	1.2%	3,758,063	1.2%
Equity warrants	1,088,168	0.4%	1,088,168	0.4%
Total investments	$301,722,364	100.0%	$301,603,725	100.0%

*	This investment was originally classified as an investment in a credit facility originated by IIG TOF B.V.

As of March 31, 2022, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and other investments were 10.5%, 12.4%, 11.6%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.7% on our total portfolio.

As of March 31, 2021, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and other investments were 10.6%, 12.8%, 11.6%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.8% on our total portfolio.

As of March 31, 2022, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Sugarcane and Sugar Beets	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$877,326
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021	(2)	1,456,162	1,456,162
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	9.16% Cash/2.20% PIK	6/18/2025		12,387,189	12,387,189
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023		20,975,455	20,975,455
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023		17,844,102	17,844,102
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	14.50% PIK	1/27/2023	(3)	34,611,271	35,378,964
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024		10,000,000	10,000,000
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	5/26/2022		5,000,000	5,000,000
Diaper Manufacturer II	Sanitary Paper Products	Responsible Consumer Goods Production	Peru	8.00% Cash/3.00% PIK	12/31/2024		4,916,465	4,916,465
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	9.63%	8/18/2023		4,740,000	4,740,000
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	10.75% Cash/3.25% PIK	11/23/2023		18,809,701	19,089,806
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/8.00% PIK	12/7/2023		6,663,699	6,633,143
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.00% Cash/4.75% PIK	12/31/2021	(2)	14,312,720	12,002,520
Consumer Lender II	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	9/1/2025		4,596,613	4,596,613
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		6,972,901	6,972,901
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	9.70%	9/30/2026		15,000,000	15,000,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	7.75% Cash/4.00% PIK	3/31/2023	(2)	14,758,950	13,204,359
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.00% PIK	8/15/2021	(2)	18,440,097	15,069,506
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	14.23%	2/7/2024		8,275,000	9,779,546
Marine Logistics Provider	Towing and Tugboat Service	Responsible Logistics Management	Nigeria	10.60%	1/31/2022	(2)	17,007,004	8,442,990
Frozen Bakery Products Manufacturer	Retail Bakeries	Responsible Consumer Goods Production	Romania	7.00% Cash/7.00% PIK	5/20/2024		3,969,407	3,984,401
Grain Processor G	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK	7/8/2024		533,527	533,527
Grain Processor F	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK	6/30/2025		11,628,566	10,599,028
Agriculture Distributor	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,772,744
Dairy Co-Operative	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	5,802,296	4,393,274
Beef Exporter	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,361,679
Cotton Producer	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.00%	6/30/2022	(2)	15,319,644	14,599,214
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Singapore	6.00% PIK	8/18/2025	(2)	20,408,828	18,266,468
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	12.00%	5/31/2020	(2)	9,433,430	2,429,024
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	11.00%	7/31/2018	(2)	1,433,058	628,862
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	12/31/2022	(4)	664,101	664,101
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	12/31/2022	(4)	820,482	820,482
Fruit & Nut Distributor	Salted and Roasted Nuts and Seeds	Sustainable Agriculture & Agroprocessing	South Africa	17.50%	5/22/2015	(2)	785,806	497,462
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Receivable from IIG TOF B.V.	Miscellaneous Business Credit	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$301,722,364

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
4	Refer to the Consolidated Schedule of Investments for further information about the status of this investment.

As of March 31, 2022, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	36,518,830	12.1%
Inclusive Finance	9,336,613	3.1%
Infrastructure Development	33,705,169	11.2%
Recycling	48,395,015	16.0%
Responsible Consumer Goods Production	18,680,412	6.2%
Responsible Fuel Storage	6,972,901	2.3%
Responsible Industrial Goods Distribution	17,844,102	5.9%
Responsible Logistics Management	21,647,349	7.2%
Responsible Metals Distribution	18,266,468	6.1%
Responsible Natural Resources Distribution	20,975,455	7.0%
Sustainable Agriculture & Agroprocessing	59,124,121	19.6%
Sustainable Dairy Production	4,393,274	1.5%
Technological Innovation	1,456,162	0.5%
Other	3,758,063	1.1%
Total	$301,722,364	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of March 31, 2022, the Company was in compliance with all of the above concentration limits.

Watch List Investments

Please see “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments.”

Results of Operations

Consolidated operating results for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income
Interest income	$8,584,968	$9,150,446
Interest from cash	3,481	27,429
Total investment income	8,588,449	9,177,875
Expenses
Asset management fees	1,689,960	1,809,230
Incentive fees	895,878	781,456
Professional fees	615,740	861,955
General and administrative expenses	230,452	284,487
Interest expense	11,169	47,268
Board of managers fees	64,375	64,375
Total expenses	3,507,574	3,848,771
Net investment income	$5,080,875	$5,329,104

Revenues

Three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, total investment income amounted to $8,588,449 and $9,177,875, respectively. Interest income decreased by $565,478 during the three months ended March 31, 2022 compared to the same period in 2021 as a result of a decrease in the weighted average yield of approximately 0.1% from a weighted average yield of 11.8% for the three months ended March 31, 2021 to approximately 11.7% for the three months ended March 31, 2022. The decrease in yield was primarily due to a change in the mix of investments.

During the three months ended March 31, 2022, $4,773,202 or 55.6% of the interest income was earned from loan and trade finance participations and $3,811,766 or 44.4% from direct loans. In addition, we earned $3,481 in interest income on our cash balances.

During the three months ended March 31, 2021, $5,761,294 or 63.0% of the interest income was earned from loan and trade finance participations and $3,389,152 or 37.0% from direct loans. In addition, we earned $27,429 in interest income on our cash balances.

Expenses

Three months ended March 31, 2022 and 2021

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended March 31, 2022 decreased by $336,349 to $921,736 from $1,258,085 for the three months ended March 31, 2021. The decrease was primarily due to the following: 1) a decrease in interest expense of $36,099, which was attributable to a decrease in outstanding indebtedness and 2) a decrease in professional fees of $246,215 which was primarily due to less fees incurred for legal, valuation and accounting services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor.

For the three months ended March 31, 2022 and 2021, the asset management fees amounted to $1,689,960 and $1,809,230, respectively. The incentive fees for the three months ended March 31, 2022 and 2021 amounted to $895,878 and $781,456, respectively.  The decrease in incentive fees is due to the decrease in revenue during the first quarter of 2022.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no recorded realized losses of for the three months ended March 31, 2022 and 2021, respectively. We recorded unrealized losses of $2,646,200 and $975,327 for the three months ended March 31, 2022 and 2021, respectively. These unrealized losses were primarily driven by macro events, including the uncertainty created by the recent COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, we had approximately $7.5 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. As noted above, the combination of a slower pace of deployment of capital with higher cash balances may further reduce cash flows generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses. The Company did not meet the Reimbursement Hurdle for the quarter ended March 31, 2022. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended March 31, 2022. As of March 31, 2022, there is a remaining aggregate balance of approximately $16.3 million in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TGIFC issued $5.0 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5.0 million of Series 2 Senior Secured Promissory Notes to Christian Super. The Company extended and repaid the CS Note in full in January 2022.

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

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended March 31, 2022, we paid a total of $5,956,374 in distributions, comprised of $4,172,933 paid in cash and $1,783,441 reinvested under our DRP.

Related Party Transactions

For the three months ended March 31, 2022 and 2021, the Advisor earned $1,689,960, and $1,809,230, respectively, in asset management fees and $895,878 and $781,456, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,240,231 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of approximately $16,274,000 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended March 31, 2022. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, due from affiliates on the Consolidated Statements of Assets and Liabilities in the amount of $4,240,231 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the three months ended March 31, 2022 and 2021, we paid SC Distributors, the dealer manager for certain of our offerings, approximately $101,000 and $111,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Legal Proceedings

As of March 31, 2022, the Company was not a party to any material legal proceedings other than as set forth in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments.”

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

There have been no significant changes to our critical accounting policies, estimates and judgments during three months ended March 31, 2022, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 11. Subsequent Events.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, starting in March 2020, our Advisor implemented its business continuity plan and additional procedures designed to protect against the introduction of COVID-19 amongst its personnel, including permitting and encouraging employees to work remotely and temporarily ceasing travel and significantly enhanced office sterilization procedures to minimize the probability of contagion. The cessation of travel caused us to adapt the methods we use to review our sub-advisors and investments.  While our pre-existing controls were not specifically designed to operate in a predominantly remote work operating environment with no international travel, we have re-evaluated and adapted our review and reporting processes for this environment and we believe that our disclosure controls and procedures and internal controls over financial reporting continue to be effective. We are monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

Part II. Other Information

Item 1. Legal Proceedings.

As of March 31, 2022, the Company was not a party to any material legal proceedings other than the legal proceedings described in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments."

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022 (“2021 Form 10-K”) which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, we sold an aggregate of 25,159 Class Y units to accredited investors for an aggregate amount of $183,000. The units were issued pursuant to an exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act, for transactions not involving a public offering.

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the first quarter of 2022 were redeemed at a price equal to $7.123 per unit, which was the net asset value per unit of each class as of December 31, 2021.

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

During the three months ended March 31, 2022, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
01/01/2022 - 03/31/2022	236,612	$7.250	236,612	892,446
02/01/2022 - 02/28/2022	267	$7.251	267	892,446
03/01/2022 - 03/31/2022	—	$—	—	892,446
Total	236,879	$7.250	236,879

During the three months ended March 31, 2022, we repurchased 236,879 units for a total of $1,717,258. In addition, as of March 31, 2022, there were repurchase requests for a total of 246,789 units that were pending which were processed by the Company during April 2022 at a price of $7.123 per unit. For the quarter ended March 31, 2022, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company repurchased approximately 247,000 units or 6.68% of eligible repurchase requests (based on the number of units submitted for repurchase), and approximately 2,714,000 units or 93.32% of eligible repurchase requests (based on the number of units submitted for repurchase) were not redeemed. Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

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

TRILINC GLOBAL IMPACT FUND, LLC.

May 13, 2022	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 13, 2022	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer