Form 10-Q
period 2022-09-30
TriLinc Global Impact Fund LLC
filed 2022-11-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, the Company had outstanding 18,241,527 Class A units, 7,867,807 Class C units, 10,481,106 Class I units, 24,555 Class W units, 2,696,853 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Investments owned, at fair value (amortized cost of $349,248,070 and $343,249,977, respectively)	$296,735,228	$301,603,725
Cash	1,170,078	16,795,342
Interest receivable	30,547,193	26,523,185
Due from affiliates (see Note 5)	4,240,231	4,240,231
Other assets	1,132,377	1,048,606
Total assets	333,825,107	350,211,089

LIABILITIES
Due to unitholders	1,305,927	1,399,510
Management fee payable	1,947,857	1,727,974
Incentive fee payable	995,962	141,685
Note payable	—	5,000,000
Unit repurchases payable	1,619,293	1,712,444
Accrued distribution and other fees	428,000	446,000
Other payables	2,095,609	1,058,419
Total liabilities	8,392,648	11,486,032
Commitments and Contingencies (see Note 5)
NET ASSETS	$325,432,459	$338,725,057

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$132,526,693	$137,132,359
Net capital paid in on Class C units	56,747,842	58,788,598
Net capital paid in on Class I units	76,100,106	79,540,368
Net capital paid in on Class W units	177,773	184,742
Net capital paid in on Class Y units	19,631,862	20,397,391
Net capital paid in on Class Z units	57,603,585	59,999,307
Offering costs	(17,355,402)	(17,317,708)
Net assets (equivalent to $6.838 and $7.123, respectively per unit based on total units outstanding of 47,653,286 and 47,619,327, respectively)	$325,432,459	$338,725,057
Net assets, Class A (units outstanding of 18,202,815 and 18,128,699, respectively)	$124,473,629	$129,122,569
Net assets, Class C (units outstanding of 7,850,611 and 7,827,952, respectively)	53,274,672	55,329,980
Net assets, Class I (units outstanding of 10,454,978 and 10,517,764, respectively)	71,474,743	74,893,312
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	166,910	173,893
Net assets, Class Y (units outstanding of 2,696,476 and 2,696,506, respectively)	18,438,920	19,205,996
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	57,603,585	59,999,307
NET ASSETS	$325,432,459	$338,725,057

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income	$8,786,055	$9,069,603	$26,631,208	$27,684,145
Interest from cash	—	3,703	3,481	41,002
Total investment income	8,786,055	9,073,306	26,634,689	27,725,147
EXPENSES
Asset management fees	1,641,882	1,758,565	4,987,817	5,337,777
Incentive fees	995,962	1,049,785	3,151,543	3,178,782
Professional fees	819,457	601,923	2,345,583	1,923,730
General and administrative expenses	340,189	362,157	901,573	1,040,902
Interest expense	—	48,319	11,169	143,381
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,861,865	3,885,124	11,590,810	11,817,697
NET INVESTMENT INCOME	4,924,190	5,188,182	15,043,879	15,907,450
Net change in unrealized depreciation on investments	(1,967,920)	(3,047,884)	(10,866,588)	(11,579,186)
Realized loss on investments	—	—	—	(909,584)
Foreign exchange loss	—	(7,071)	—	(10,699)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,956,270	$2,133,227	$4,177,291	$3,407,981

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.10	$0.11	$0.32	$0.34
EARNINGS PER UNIT - BASIC AND DILUTED	$0.06	$0.04	$0.09	$0.07
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,653,286	47,436,977	47,721,878	47,155,072

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
INCREASE FROM OPERATIONS
Net investment income	$15,043,879	$15,907,450
Foreign exchange loss	—	(10,699)
Net change in unrealized depreciation on investments	(10,866,588)	(11,579,186)
Realized loss on investments	—	(909,584)
Net increase from operations	4,177,291	3,407,981
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(6,773,924)	(7,642,989)
Distributions to Class C unitholders	(2,879,275)	(3,315,396)
Distributions to Class I unitholders	(3,921,089)	(4,430,340)
Distributions to Class W unitholders	(8,242)	(9,418)
Distributions to Class Y unitholders	(1,010,792)	(945,866)
Distributions to Class Z unitholders	(3,138,305)	(3,561,951)
Net decrease from distributions	(17,731,627)	(19,905,960)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	2,450,501	2,924,911
Issuance of Class C units	1,145,785	434,851
Issuance of Class I units	1,623,873	2,779,123
Issuance of Class Y units	317,837	5,161,177
Repurchase of Class A units	(1,914,861)	(2,127,445)
Repurchase of Class C units	(978,235)	(1,327,153)
Repurchase of Class I units	(2,051,816)	(2,353,080)
Repurchase of Class Y units	(311,652)	(311,548)
Offering costs	(37,694)	(79,901)
Distribution and other fees	18,000	28,000
Net increase from capital transactions	261,738	5,128,935
NET CHANGE IN NET ASSETS	(13,292,598)	(11,369,044)
Net assets at beginning of period	338,725,057	355,273,630
Net assets at end of period	$325,432,459	$343,904,586

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$4,177,291	$3,407,981
ADJUSTMENT TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Purchase of investments	—	(52,319,912)
Proceeds from disposition of investments	10,808,724	25,869,766
Payment-in-kind interest	(15,857,638)	(15,640,421)
Net change in unrealized depreciation on investments	10,866,588	11,579,186
Realized loss on investments	—	909,584
Foreign exchange loss	—	10,699
Accretion of discounts on investments	(949,177)	(1,066,132)
Changes in assets and liabilities:
Increase in interest receivable	(4,024,008)	(4,147,520)
Increase in other assets	(83,771)	(513,235)
Decrease in due to unitholders	(93,583)	(276,280)
Increase (Decrease) in management and incentive fees payable	1,074,160	(223,732)
Increase (Decrease) in other payables	1,037,190	(60,720)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,955,776	(32,470,736)
Cash flows from financing activities
Net proceeds from issuance of units	294,496	5,149,633
Distributions paid to unitholders	(12,488,127)	(13,755,530)
Repayment of debt	(5,000,000)	—
Payments of offering costs	(37,694)	(79,901)
Repurchase of units	(5,349,715)	(6,540,429)
NET CASH USED IN FINANCING ACTIVITIES	(22,581,040)	(15,226,227)
TOTAL DECREASE IN CASH	(15,625,264)	(47,696,963)
Cash at beginning of period	16,795,342	55,002,776
Cash at end of period	$1,170,078	$7,305,813
Supplemental information
Cash paid for interest during the period	$11,169	$143,381
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$5,243,500	$6,150,429
Change in accrual of distribution and other fees	$(18,000)	$(28,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2022

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	83%	$2,851,296	$555,673	0.2%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	100%	1,456,162	1,245,868	0.4%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.44% Cash/2.20% PIK	0.0%	6/18/2025	11,102,781	20%	11,102,781	11,102,781	3.4%
Hong Kong	Limas Commodities House Limited (5)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	22,219,565	100%	22,219,565	17,791,170	5.5%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	13.00%	0.0%	3/4/2024	10,000,000	100%	10,000,000	10,000,000	3.1%
Malaysia	Vikudha Malaysia Sdn Bhd (5)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,703	67%	18,484,703	16,744,391	5.1%
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	15.50% PIK	1.3%	1/27/2023	37,361,095	74%	37,254,268	37,254,268	11.4%
Peru	Kinder Investments, Ltd.	Sanitary Paper Products	Diaper Manufacturer II	8.0% Cash/3.0% PIK	0.0%	12/31/2024	4,990,692	90%	4,990,692	4,990,692	1.5%
Singapore	Triton Metallics Pte Ltd. (5)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	13.50% PIK	0.0%	8/17/2025	20,907,297	55%	20,907,297	18,643,927	5.7%
Total Senior Secured Term Loans									129,266,765	118,328,770	36.3%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	10.38%	0.0%	8/18/2023	4,740,000	47%	4,740,000	4,740,000	1.5%
Brazil	Qintess Tecnologia e Participacoes Ltda	Computer Related Services, NEC	IT Service Provider	10.75% Cash/3.25% PIK	0.0%	11/23/2023	18,944,790	35%	19,246,893	19,246,894	5.9%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/10.0% PIK	0.0%	12/7/2023	7,006,741	42%	6,985,352	6,985,352	2.1%
Cabo Verde	TRG Cape Verde Holdings Ltd (5)	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	17,987,949	30%	17,987,949	17,101,321	5.3%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	9/1/2025	2,121,530	49%	2,121,530	2,121,530	0.7%
Ghana	Other Investments	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	4,588,390	100%	4,588,390	4,588,390	1.4%
Jersey	Africell Holding Limited	Telephone Communications	Mobile Network Operator	13.00%	3.0%	9/30/2026	13,750,000	14%	13,750,000	13,750,000	4.2%
Kenya	Multiple ICD (Kenya) Limited (5)	Freight Transportation Arrangement	Freight and Cargo Transporter	10.29% Cash/4.00% PIK	0.0%	3/31/2023	15,062,231	60%	15,062,231	13,072,206	4.0%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	14,222,622	4.4%
Netherlands	Other Investments (4)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2023	8,275,000	44%	9,779,546	9,779,546	3.0%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.8%	11/30/2021	16,443,585	100%	16,443,585	7,476,711	2.3%
Romania	Other Investments	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	2.5%	5/20/2024	4,112,447	32%	4,127,441	4,127,441	1.3%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	568,179	100%	568,179	568,179	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	12,100,913	98%	12,100,913	11,071,375	3.4%
Total Senior Secured Term Loan Participations									146,219,640	128,851,567	39.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,592,112	1.7%
Argentina	Sancor Cooperativas Unidas Ltda (5)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	22%	5,802,296	4,393,274	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	2.0%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Cotton Producer	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (5)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	72%	16,035,023	15,314,592	4.7%
Hong Kong	Conplex International Ltd. (5), (6)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	14.0%, 12.0%	0.0%	5/31/2020	9,072,469	26%	9,072,469	1,685,937	0.5%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2023	5,000,000	33%	5,000,000	5,000,000	1.5%
Morocco	Mac Z Group SARL (5), (6)	Secondary Nonferrous Metals	Scrap Metal Recycler	N/A	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,862	0.2%
Nigeria	Other Investments (4)	Farm Products	Cocoa Trader III	8.50%	0.0%	12/31/2022	664,101	25%	664,101	664,101	0.2%
Nigeria	Other Investments (4)	Farm Products	Cocoa Trader II	8.50%	0.0%	12/31/2022	820,482	14%	820,482	820,482	0.3%
South Africa	Applewood Trading 199 Pty, Ltd. (5), (6)	Salted and Roasted Nuts and Seeds	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	83,298	0.0%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	15%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									67,761,665	44,591,325	13.6%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	Miscellaneous Business Credit	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.2%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,205,503	0.4%

Total Investments									$349,248,070	$296,735,228

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Watch List investment. Refer to Note 3 for additional information.
[6]	Investment on non-accrual status.
[7]

The Company holds equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 7.43% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on January 27, 2023.

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

September 30, 2022

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to September 30, 2022, the Company raised an additional $100,108,000 pursuant to a private placement and $50,814,000 pursuant to the DRP, for total gross proceeds of approximately $512,698,000 as of September 30, 2022.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies.  The Subsidiaries own all of the Company’s investments. As of September 30, 2022, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – Asia IV, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
•	TriLinc Global Impact Fund – Europe, Ltd.
•	TriLinc Global Impact Fund – North America, Ltd.
•	TriLinc Global Impact Fund – Africa Latin America, Ltd.
•	TriLinc Global Impact Fund - Africa Latin America Trade Finance, Ltd

•	TriLinc Global Impact Fund – Cayman, Ltd.

Through September 30, 2022, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

Liquidity

The COVID-19 pandemic and its lingering effects has adversely impacted many of the Company’s borrowers both directly and indirectly. First, the adverse impact on the global supply chain has been one of the largest challenges for our borrowers, as most of them are exporters directly tied to global trade. Some of these challenges include: demand from suppliers to be paid in cash rather than supplier credit, significant increases in shipping costs (when and if shipping is reliably available), and delays in the payment of receivables, all of which put pressure on borrowers’ working capital needs. Although not as severe as they once were, supply chain problems continue to be aggravated by China’s rolling lockdowns to control COVID-19 and the conflict between Russia and Ukraine. Second, our borrowers experienced challenges related to the decrease in global demand during 2020 and 2021, which decreased revenue for many of them. Additionally, input costs remain high and the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. The Company expects some of the regions in which it invests to achieve economic normalization once the lingering supply chain disruptions and input cost increases dissipate. However, the Company believes certain regions, industries and borrowers may experience further material economic distress due to the compound impact of more than two years of economic hardship and some borrowers may find it difficult or impossible to recover. If the continuing impacts of COVID-19 combined with rising input costs further adversely affect borrowers’ businesses, financial condition and results of operations, borrowers may be unable to make required payments in the near term, which could impact the fair value of the Company’s investments.

While inflation and rising interest rates are major issues in most advanced economies, the Company believes they are not core issues in the Company’s markets. The Company continues to believe that the central issue driving results is that borrowers are struggling to recover from the compound impact of more than two years of economic hardship. Indeed, although the Company’s NAV per unit modestly decreased by $0.06 as of September 30, 2022, compared to the NAV per unit as of June 30, 2022, the Company’s NAV is a reflection of the cumulative effect of 11 consecutive quarters of the adverse economic impact of COVID-19 and its ramifications, including persistent supply chain and cash flow issues, on our borrowers.

As a result of the current macro-economic environment, the Company has experienced decreased liquidity; however, it expects this will be short-lived, as the decline in liquidity is primarily the result of the inconsistent cash flows generated from the existing portfolio caused by these economic uncertainties. The decrease in liquidity has the potential to impact the Company’s ability to cover its future distributions to its unitholders or meet other Company obligations. In order to address the Company’s temporary liquidity needs, on September 1, 2022, the Company sold $1.25 million of its investment in Africell Holding Limited to an entity whose advisor is under common ownership with the Company’s Advisor and, subsequent to September 30, 2022, the Company sold one of its participation interests to a third party for $5.0 million, with an agreement to repurchase the participation from the buyer in approximately four months (as further discussed in Note 11 to the financial statements). In addition, the Company anticipates closing a significant leverage facility prior to year-end, and, in the short-term, may pursue additional repurchase or other financial transactions, as needed, in order to supplement cash flows to allow it to maintain normal future operations.

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

The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2022.

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

Investments for which market quotations are readily available are valued at those quotations. Most of the Company’s investments are loans to private companies, which are not actively traded in any market and for which quotations are not available. For those investments for which market quotations are not readily available, or when such market quotations are deemed by the Advisor not to represent fair value, the Company’s board of managers has approved a multi-step valuation process to be followed each fiscal quarter, as described below:

1.	Each investment is valued by the Advisor on a quarterly basis;
2.

Materiality is assessed quarterly on all investments to determine whether an independent review is appropriate. The Advisor engages a third-party valuation firm to conduct an independent review of the reasonableness of the Advisor’s internal estimates of fair value on qualifying loans, and to provide an opinion of whether they concur with the Advisor’s analysis. The independent assessment occurs on a discretionary basis based on qualifications that takes into account both quantitative thresholds and qualitative considerations, as determined by the Advisor. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith;

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company earned and capitalized PIK interest of $4,675,878 and $15,857,638, respectively. For the three and nine months ended September 30, 2021, the Company earned and capitalized PIK interest of $6,049,186 and $15,640,421, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2022, the estimated unpaid distribution fees for Class C units amounted to $409,000, the unpaid dealer manager fees for Class I units amounted to $18,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of September 30, 2022, no tax liability for uncertain tax provision had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2017.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2022, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of September 30, 2022, under GAAP, the Company has recorded a liability in the amount of $428,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of September 30, 2022, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $6.84, which is different than the net asset value per unit of approximately $6.81 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of approximately $0.28 per unit from the net asset value per unit of approximately $7.12 as of December 31, 2021. The decrease in net asset value per unit was due to a combination of factors, including the adverse impact of COVID-19 and inflation and the Company having recorded $10,866,588 in unrealized depreciation on its investments during the nine months ended September 30, 2022.

See Note 3 “Investments — Watch List Investments” for additional information.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2022 and 2021.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of September 30, 2022 and December 31, 2021, all of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At September 30, 2022, the Company’s largest loan by value was $37,254,268 or 12.6% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 37.0% of the Company’s portfolio at September 30, 2022. Participation in loans amounted to 58.4% of the Company’s total portfolio at September 30, 2022.

Note 3. Investments

As of September 30, 2022, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$129,266,765	$118,328,770	39.9%
Senior secured term loan participations	146,219,640	128,851,567	43.4%
Senior secured trade finance participations	67,761,665	44,591,325	15.0%
Other investments	6,000,000	3,758,063	1.3%
Equity warrants	—	1,205,503	0.4%
Total investments	$349,248,070	296,735,228	100.0%

As of December 31, 2021, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$122,535,227	$119,374,062	39.5%
Senior secured term loan participations	147,557,201	132,290,743	43.9%
Senior secured trade finance participations	67,157,549	45,092,689	15.0%
Other investments	6,000,000	3,758,063	1.2%
Equity warrants	—	1,088,168	0.4%
Total investments	$343,249,977	$301,603,725	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity.   In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balance as of September 30, 2022 and December 31, 2021 amounted to approximately $4,164,000 and $3,487,000, respectively. The Company’s interest receivable balances at September 30, 2022 and December 31, 2021 are recorded at the amounts that the Company expects to collect.

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

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At September 30, 2022, eleven portfolio companies were on non-accrual status with an aggregate fair value of approximately $38,181,000 or 12.9% of the fair value of the Company’s total investments. At December 31, 2021, nine portfolio companies were on non-accrual status with an aggregate fair value of approximately $25,393,000 or 8.4% of the fair value of the Company’s total investments. As of September 30, 2022 and December 31, 2021, respectively, the Company had 21 and 17 Watch List investments.

As of September 30, 2022, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Nine months ended
						September 30,	September 30,	September 30,	September 30,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2022	2021	2022	2021
Trustco Group Holdings Ltd. (3)	$18,717,631	$14,222,622	$4,363,486	Helios	Collateral based approach	$597,924	$—	$597,924	$—
TRG Cape Verde Holdings Ltd.	17,987,949	17,101,321	103,035	Helios	Hybrid income/collateral based approach	—	—	—	—
Helios Maritime	16,443,585	7,476,711	2,811,920	Helios	Hybrid income/collateral based approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,592,112	664,011	IIG	Income approach	—	333,820	—	990,574
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	9,000,000	6,361,679	264,500	IIG	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda	5,802,296	4,393,274	1,347,047	IIG	Collateral based approach	—	—	—	—
IIG TOF B.V. (2), (3)	6,000,000	3,758,063	572,000	IIG	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (2), (3)	6,000,000	3,398,558	778,500	IIG	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd.	20,907,297	18,643,927	1,296,838	TransAsia	Income approach	—	—	—	—
Conplex International Ltd. (1), (2), (3)	9,072,469	1,685,937	—	TransAsia	Collateral based approach	—	—	—	—
Producam S.A.	16,035,023	15,314,592	—	Scipion	Hybrid income/collateral based approach	—	—	—	—
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach	24,194	24,194	71,793	71,793
Mac Z Group SARL (1), (3)	1,433,058	628,862	183,152	Scipion	Collateral based approach	—	—	—	—
Applewood Trading 199 Pty, Ltd. (1), (3)	785,806	83,298	—	Barak	Hybrid income/collateral based approach	35,143	35,143	104,283	104,283
Multiple ICD (Kenya) Limited	15,062,231	13,072,206	4,586,391	Barak	Income approach	—	—	—	—
Agilis Partners Holding LLC (1)	568,179	568,179	—	Origin	Income approach	—	—	—	—
Agilis Partners	12,100,913	11,071,375	361,162	Origin	Income approach	—	—	—	—
Usivale Industria E Commercio Ltda (1), (3)	2,851,296	555,673	635,932	N/A	Hybrid income/collateral based approach	90,573	90,573	268,766	268,766
Itelecom Holding Chile SPA (1), (3)	1,456,162	1,245,868	322,032	Alsis	Income approach	—	—	40,489	—
Limas Commodities House Limited	22,219,565	17,791,170	—	TransAsia	Hybrid income/collateral based approach	—	—	—	—
Vikudha Malaysia Sdn Bhd	18,484,703	16,744,391	896,935	TransAsia	Hybrid income/collateral based approach	—	—	—	—
Total Watchlist	$214,076,593	$160,358,248	$19,321,156			$747,834	$483,730	$1,083,256	$1,435,416

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2022. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2022 are presented below.

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

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022 and we are now seeking enforcement of the UK judgment in Namibia, which is proceeding and the judge ordered a pre-trial conference hearing to be held prior to March 2023. Trustco is likely to pursue an appeal of the lower court's decision to the UK's Supreme Court; however, it is expected that any such appeal would be dismissed. The fair value declined by approximately $1,426,000 during the nine months ended September 30, 2022 as a result of the Namibian dollar weaking against the USD during the third quarter of 2022, thus affecting the potential value of the property collateral.

TRG Cape Verde Holdings Ltd

In May 2016, the Company purchased a $17,000,000 Participation in a term loan facility with TRG Cape Verde Holdings Ltd (“TRG Cape Verde”), an owner and developer of resorts based in Cabo Verde. Repayment on this position has been slower than originally anticipated due to regulatory changes in TRG Cape Verde’s fundraising model, along with further challenges associated with little to no occupancy at its resort properties due to the ongoing COVID-19 pandemic. The loan was restructured with a final maturity in December 2023. In addition to the restructuring being conducted, the borrower has pledged certain of its real properties as collateral in support of its repayment obligations under this facility. All hotels are up and operational and the borrower continues to pay monthly interest payments in a timely fashion.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt and restructured amortization profile. An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Namibian Nira, which is a difficult currency to convert to USD. Through the quarter ended September 30, 2022, approximately $563,000 has been converted and paid; however, as the extension date has passed, a demand notice was sent to both the borrower and the guarantor during the third quarter of 2022. The Company continues to work with the borrower on payment of the $8 million, with a new expected payment date of June 2023. The delay in payment resulted in a negative valuation adjustment of approximately $634,000 during the nine months ended September 30, 2022.

Investments through IIG as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including five of the 21 Watch List investments as of September 30, 2022. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. The Company has not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of September 30, 2022 is presented below.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algonodera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. The Company expects a final decision by the relevant bankruptcy courts and a final settlement agreement amongst all the creditors regarding the distribution of funds by the end of the first quarter of 2023.

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

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it manages its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. Subsequent to September 30, 2022, the borrower was able to modestly increase its trading business and is expected to resume debt service to the Company in late 2023.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility. While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020. TransAsia immediately notified the Company while a court-appointed provisional liquidator took control of Conplex.  On October 14, 2020, TransAsia appointed a receiver to enforce its rights under the secured facility. The facility is secured by a lien on four properties, accounts receivable and two personal guarantees. Deloitte was subsequently appointed as liquidator and has transferred the keys to the mortgaged properties to the receiver. One property was sold in the fourth quarter of 2021, with approximately $596,000 of interest payments received by the Company. Two other properties were sold in January 2022, with approximately $716,000 of interest payments and approximately $67,000 of principal payments received by the Company. A sale and purchase agreement was executed for the remaining property in March 2022 and closed in April 2022, with approximately $361,000 received by the Company. Given that this is a secured facility with the Company in liquidation, it has been valued using the collateral based approach to arrive at the estimated fair value. Our ability to collect under the guarantee is in question based on the statement of affairs filed with the bankruptcy trustee, and one of the two guarantors was forced into bankruptcy during the three months ended June 30, 2021. A funds tracing exercise regarding loan disbursements was commenced and continues to progress with results expected by the end of 2022. The exercise is to determine if there are any additional potential sources of recovery.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and able to service the debt through when there was a resurgence of the pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a winding up petition against the company’s Hong Kong-based parent company and loan guarantor. The wind-up petition has been postponed until November 2022; however, based on the possibility of an enforcement, the Company issued a Reservation of Rights Letter to Vikudha in June 2022. In August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors.  Once the winding up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt.

Limas Commodities House Limited

In August 2017, the Company provided a $15,000,000 million senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructure legal proceedings concluded during the third quarter of 2022 which extended repayment of the debt and reduced the future interest rate from 11.5% to 10%. As a result, a negative valuation adjustment for the third quarter of 2022 of approximately $2.4 million was recognized.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retro-actively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value as a percentage of face value decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated resulting in further decline in fair value amounting to approximately $129,000 during the nine months ended September 30, 2022. As all interest was capitalized as part of the amendment, no interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. The Company is continuing to work with the borrower to process and sell the remaining coffee, as well as pursuing an arbitration settlement with the collateral manager.

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

A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. During the fourth quarter of 2020, $9,377,199 from a settlement under this insurance policy was received by the Company. The policy covered the copper scrap that was lost. The remaining copper scrap is being stripped and processed and currently expected to cover its principal value. The Company received approximately $27,000 in proceeds from the sale of the copper scrap during the first quarter of 2022 and continues to pursue options for sale of the remaining copper scrap.

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

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin, in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda, which resulted in a decline in fair value of $1,030,000 to account for increased credit risk associated with the position during the nine months ended September 30, 2022. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment, and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower.

Other Investments

Usivale Industria E Commercio Ltda

In December 2013, the Company made an investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, comprised of two senior secured term loans for an aggregate loan amount of $2,500,000. During 2016, Usivale entered into a judicial recovery process that resulted in an approved repayment plan on October 7, 2016. The Company received regular annual interest payments for 2017 and 2018. Unfortunately, Usivale continued to have challenges and was not able to make any payments thereafter. Usivale is currently not complying with the payment obligations under the above mentioned judicial recovery process. The Company has been negotiating a potential restructuring of the loan to support the sustainability of Usivale, including engaging industry and financial consultants to that effect. The judge responsible for the bankruptcy proceedings of Usivale has asked the Company and Usivale to seek an agreement on a potential restructuring to be submitted to a creditors meeting to be held in June 2022. The judge overseeing the judicial restructuring urged Usivale and the Company to come to an agreement to avoid liquidation of the company. Usivale and the Company completed a settlement agreement in the second quarter of 2022. Terms of the settlement require Usivale to make an upfront payment of $10,000 and $200,000 per year for 5 years, for expected repayments totaling $1,010,000. The new settlement agreement requires assignment of new collateral that would shift the repayment risk to a receivable from SucDen, one of the world's largest traders of sugar. As the SucDen contract is Usivale's most important, execution risk on the settlement amount is expected to be lower. The first partial installment is expected on December 15, 2022.

The industry composition of the Company’s portfolio, at fair value as of September 30, 2022 and December 31, 2021, was as follows:

	As of September 30, 2022		As of December 31, 2021
Industry	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Beef Cattle, Except Feedlots	$6,361,679	2.1%	$6,361,679	2.1%
Boatbuilding and Repairing	6,985,352	2.4%	6,466,030	2.1%
Chemicals and Allied Products	16,744,391	5.6%	17,537,201	5.8%
Chocolate and Cocoa Products	30,314,592	10.2%	29,387,877	9.7%
Coal and Other Minerals and Ores	36,435,097	12.3%	38,024,207	12.6%
Computer Related Services, NEC	19,246,894	6.5%	19,032,888	6.3%
Corn	11,639,554	3.9%	11,694,030	3.9%
Corrugated and solid fiber boxes	11,102,781	3.7%	12,387,189	4.1%
Cotton Ginning	3,398,558	1.1%	3,398,558	1.1%
Dairy Farms	4,393,274	1.5%	4,393,274	1.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	1,245,868	0.4%	1,456,162	0.5%
Farm Products	1,484,583	0.5%	1,508,208	0.5%
Freight Transportation Arrangement	13,072,206	4.4%	13,058,231	4.3%
Hotels and Motels	17,101,321	5.8%	11,830,862	3.9%
Land Subdividers and Developers	14,222,622	4.8%	15,184,914	5.0%
Miscellaneous Business Credit	3,758,063	1.3%	3,758,063	1.2%
Motor Vehicle Parts and Accessories	9,779,546	3.3%	9,278,031	3.1%
Personal Credit Institutions	2,121,530	0.7%	5,342,393	1.8%
Petroleum and Petroleum Products	4,588,390	1.5%	8,367,480	2.8%
Refuse Systems	38,459,771	13.0%	34,050,695	11.3%
Retail Bakeries	4,127,441	1.4%	3,915,874	1.3%
Salted and Roasted Nuts and Seeds	83,298	0.0%	497,462	0.2%
Sanitary Paper Products	4,990,692	1.7%	4,880,364	1.6%
Secondary Nonferrous Metals	628,862	0.2%	628,862	0.2%
Short-Term Business Credit	4,740,000	1.6%	4,740,000	1.6%
Soybeans	5,592,112	1.9%	5,772,744	1.9%
Sugarcane and Sugar Beets	555,673	0.2%	1,832,492	0.6%
Telephone and Telegraph Apparatus	1,685,937	0.6%	2,495,595	0.8%
Telephone Communications	13,750,000	4.6%	15,000,000	5.0%
Towing and Tugboat Service	7,476,711	2.6%	8,673,930	3.0%
Total	$296,735,228	100.0%	$301,603,725	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$19,745,623	6.7%	$19,926,255	6.6%
Botswana	4,740,000	1.6%	4,740,000	1.6%
Brazil	26,787,919	9.0%	27,331,410	9.1%
Cabo Verde	17,101,321	5.8%	11,830,862	3.9%
Cameroon	15,314,592	5.2%	14,387,877	4.8%
Chile	1,245,868	0.4%	1,456,162	0.5%
Colombia	2,121,530	0.7%	5,342,393	1.8%
Ecuador	11,102,781	3.7%	12,387,189	4.1%
Ghana	4,588,390	1.5%	8,367,480	2.8%
Hong Kong	19,477,107	6.6%	22,884,859	7.6%
Indonesia	15,000,000	5.1%	15,000,000	5.0%
Jersey	13,750,000	4.6%	15,000,000	5.0%
Kenya	13,072,206	4.4%	13,058,231	4.3%
Malaysia	16,744,391	5.6%	17,537,201	5.8%
Mexico	38,459,771	13.0%	34,050,695	11.3%
Morocco	628,862	0.2%	628,862	0.2%
Namibia	14,222,622	4.8%	15,184,914	5.0%
Netherlands	9,779,546	3.3%	9,278,031	3.1%
Nigeria	8,961,294	3.0%	10,182,138	3.4%
Peru	4,990,692	1.7%	4,880,364	1.6%
Romania	4,127,441	1.4%	3,915,874	1.3%
Singapore	18,643,927	6.3%	17,634,943	5.8%
South Africa	83,298	0.0%	497,462	0.2%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,639,554	3.9%	11,694,030	3.9%
N/A (2)	3,758,063	1.3%	3,758,063	1.1%
Total	$296,735,228	100.0%	$301,603,725	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V. See Note 3 “Watch List Investments” for further information.
(2)	This investment was in a credit facility originated by IIG TOF B.V., which has been placed into bankruptcy; therefore, no geographic classification is applicable.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of September 30, 2022:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$128,851,567	$—	$—	$128,851,567
Senior secured term loans	118,328,770	—	—	118,328,770
Senior secured trade finance participations	44,591,325	—	—	44,591,325
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,205,503	—	—	1,205,503
Total	$296,735,228	$—	$—	$296,735,228

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2021:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loan participations	$132,290,743	$—	$—	$132,290,743
Senior secured term loans	119,374,062	—	—	119,374,062
Senior secured trade finance participations	45,092,689	—	—	45,092,689
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,088,168	—	—	1,088,168
Total	$301,603,725	$—	$—	$301,603,725

The following is a reconciliation of activity for the nine months ended September 30, 2022, of investments classified as Level 3:

	Fair Value at December 31, 2021	Purchases	Proceeds from disposition of investments	Payment-in- kind interest	Net change in depreciation	Fair Value at September 30, 2022
Senior secured term loan participations	$132,290,743	$—	$(8,642,981)	$7,305,419	$(2,101,614)	$128,851,567
Senior secured term loans	119,374,062	—	(1,714,588)	8,446,125	(7,776,829)	118,328,770
Senior secured trade finance participations	45,092,689	—	(451,155)	1,055,271	(1,105,480)	44,591,325
Short term and other investments	3,758,063	—	—	—	—	3,758,063
Equity warrants	1,088,168	—	—	—	117,335	1,205,503
Total	$301,603,725	$—	$(10,808,724)	$16,806,815	$(10,866,588)	$296,735,228

There were no transfers into and out of Level 3 investments and no recorded realized losses for the Company’s investments classified as Level 3 during the three and nine months ended September 30, 2022, and we recorded realized losses of $0 and $909,584 for the Company’s investments classified as Level 3 during the three and nine months ended September 30, 2021, respectively. Net change in unrealized depreciation for the nine months ended September 30, 2022 and 2021 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $10,866,588 and $11,579,186, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of September 30, 2022, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2022:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$27,474,585	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.17x - 1.18x 11.5% - 15.75% (10.2%)
Senior secured trade finance participations (1)	$17,116,740	Collateral based approach	Value of collateral (collateral coverage ratio)	1.0x - 1.67x
Senior secured term loans (2)	$118,328,770	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.91x - 1.24x 12.0% - 16.5% (11.5%)
Senior secured term loan participations (2)	$114,628,945	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.58x - 8.7x 12.0% - 20.75% (11.8%)
Senior secured term loan participations (1)	$14,222,622	Collateral based approach	Value of collateral (collateral coverage ratio)	1.4x
Other investments (3)	$3,758,063	Collateral based approach	Value of collateral (collateral coverage ratio)	1.0x
Equity warrants	$1,205,503	Option Pricing Method	Equity value, volatility, time to exit	72%, 5 years

(1)	Collateral based approach used for the following watch list investments: Trustco, Sancor, FRIAR, Algonodera, Mac Z, GPI and Conplex. See Note 3 “Watch List Investments” for further information.
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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2022 and 2021.

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

The Company did not meet the Reimbursement Hurdle for the three months ended September 30, 2022 and 2021. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the three months ended September 30, 2022 and 2021. As of September 30, 2022, there is a remaining aggregate balance of approximately $16,274,000 in expenses covered by the Responsibility Agreement which are not yet reimbursable to the Sponsor and have not been recorded by the Company. In accordance with ASC 450, Contingencies, such expenses will be accrued and payable by the Company in the period that they become both probable and estimable. The Sponsor may demand the reimbursement of cumulative Company expenses covered by the Responsibility Agreement to the extent the Company exceeds the Reimbursement Hurdle during any quarter.

Transactions

For the three months ended September 30, 2022 and 2021, the Advisor earned $1,641,882 and $1,758,565, respectively, in asset management fees and $995,962 and $1,049,785, respectively, in incentive fees. For the nine months ended September 30, 2022 and 2021, the Advisor earned $4,987,817 and $5,337,777, respectively, in asset management fees and $3,151,543 and $3,178,782, respectively, in incentive fees.

As of September 30, 2022 and December 31, 2021, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $4,240,231 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable as future cash flows and fee income from its operations are sufficient to allow it to begin making consistent and regular payments. As of September 30, 2022, no future date of scheduled repayments has been determined by the Sponsor.

On September 1, 2022, the Company sold $1.25 million of its investment in Africell Holding Limited to an entity whose advisor is under common ownership with the Company’s Advisor. The transaction was recorded at par with no realized gain or loss. The Company engaged an independent valuation firm to validate the transaction price.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,692,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company. Such amounts include approximately $38,000 and $25,000 of offering costs incurred by the Sponsor during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company paid approximately $38,000 and $80,000 in reimbursement of offering costs to the Sponsor, respectively. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the commencement of the Company’s operations, the Company has reimbursed the Sponsor a total of approximately $17,355,000 of offering and organization costs through September 30, 2022.

For the nine months ended September 30, 2022 and 2021, the Company paid SC Distributors, formally known as StratCap Securities, the dealer manager for certain of the Company’s prior offerings, approximately $299,000 and $327,000, respectively in ongoing distribution fees, dealer manager fees and service fees.

Note 7. Note Payable

The Company’s note payable consists of the following:

	September 30, 2022	December 31, 2021
	Outstanding Balance	Outstanding Balance
Christian Super promissory note	$—	$5,000,000
Total note payable	$—	$5,000,000

Christian Super Promissory Note

On December 18, 2018, Trilinc Global Impact Fund Cayman, Ltd. (“TGIFC”) issued $5 million of Series 2 Senior Secured Promissory Note (“CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”) pursuant to the CS Note private offering. The CS Note had an interest rate of 3.5% per annum plus one-year LIBOR  and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The entire principal balance under the CS Note (and any unpaid interest) was due in one balloon payment on December 18, 2021, which was the fourth anniversary of the issuance date. The due date was extended and the CS Note was repaid in full on January 18, 2022.

For the nine months ended September 30, 2022 and 2021, the Company recognized $11,169 and $143,381, respectively, in interest expense.

Note 8. Unit Capital

As of September 30, 2022, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2022, the Company recorded a liability in the aggregate amount of $428,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of September 30, 2022 is calculated based on a net asset value per Class C, Class I and Class W units of $6.899 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2022:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	September 30,
	2021	the Period	the Period	2022
Class A units	18,128,699	346,166	(272,050)	18,202,815
Class C units	7,827,952	161,994	(139,335)	7,850,611
Class I units	10,517,764	229,463	(292,249)	10,454,978
Class W units	24,555	—	—	24,555
Class Y units	2,696,506	44,325	(44,355)	2,696,476
Class Z units	8,423,851	—	—	8,423,851
Total	47,619,327	781,948	(747,989)	47,653,286

The total of 781,948 units issued during the nine months ended September 30, 2022 included 741,000 units issued under the DRP at a value of approximately $5,243,000 and 41,163 units sold pursuant to our private placement for aggregate gross proceeds of approximately $295,000.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the third quarter of 2022 have been made at a price equal to $6.899 per units, which was the net asset value per unit of each class as of June 30, 2022, the most recently disclosed net asset value at the time of repurchase.

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

During the nine months ended September 30, 2022, the Company fulfilled repurchase requests for a total of 747,989 units at a weighted average repurchase price per unit of $7.03 for an aggregate repurchase price of $5,256,564. As of September 30, 2022, $1,619,293 of these repurchase requests were pending processing and were completed by the Company in October 2022. For the quarter ended September 30, 2022, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company repurchased approximately 249,000 units or 6.37% of eligible repurchase requests (based on the number of units submitted for repurchase), and approximately 3,449,000 units or 93.63% of eligible repurchase requests (based on the number of units submitted for repurchase) were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the nine months ended September 30, 2022:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2022	November 12, 2021	$0.00139060	$1,431,971	$616,109	$2,048,080
February 28, 2022	November 12, 2021	$0.00139060	1,298,531	554,580	1,853,111
March 31, 2022	February 17, 2022	$0.00139060	1,442,429	612,752	2,055,181
April 30, 2022	March 29, 2022	$0.00136605	1,380,602	566,059	1,946,661
May 31, 2022	March 29, 2022	$0.00136605	1,419,163	595,824	2,014,987
June 30, 2022	May 11, 2022	$0.00135186	1,364,770	569,848	1,934,618
July 31, 2022	May 11, 2022	$0.00135186	1,404,321	586,611	1,990,932
August 31, 2022	May 11, 2022	$0.00135186	1,407,220	587,655	1,994,875
September 30, 2022	August 12, 2022	$0.00135186	1,339,120	554,062	1,893,182
Total for 2022			$12,488,127	$5,243,500	$17,731,627

In August 2022, the Company’s board of managers authorized the declaration of distributions for September, October and November of 2022. These distributions have been or will be calculated based on unitholders of record for each day in an amount equal to $0.001323189 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $6.90, determined as of June 30, 2022. These distributions have been or will be paid in cash or reinvested in units, for those unitholders participating in the DRP, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2022 and 2021:

	Nine months ended
	September 30,	September 30,
	2022	2021
Per unit data (1):
Net asset value at beginning of period	$7.10	$7.58
Net investment income	0.32	0.34
Net change in unrealized depreciation on investments	(0.23)	(0.25)
Realized loss on investments	—	(0.02)
Net increase in net assets resulting from operations	0.09	0.07
Distributions	(0.37)	(0.42)
Net change in accrued distribution and other fees	—	—
Net decrease in net assets	(0.29)	(0.35)
Net asset value at end of period (2)	$6.81	$7.23
Total return based on net asset value (3)	1.23%	0.95%
Net assets at end of period	$325,432,459	$343,904,586
Units Outstanding at end of period	47,653,286	47,490,815
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	6.06%	6.36%
Ratio of total expenses to average net assets	4.67%	5.11%

1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2022 and 2021, which were 47,721,878 and 47,155,072, respectively.
2

For financial statement reporting purposes under GAAP, as of September 30, 2022 and 2021, the Company recorded a liability in the amount of $428,000 and $452,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements.  While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2022.

Distributions

The cash distributions for October totaled $1,344,223. With respect to unitholders participating in the Distribution Reinvestment Plan, $572,275 of the distributions for October were reinvested in units.

The Company’s board of managers authorized the declaration of distributions for September, October and November of 2022. These distributions will be calculated based on unitholders of record for each day in an amount equal to $0.001323189 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $6.84, determined as of September 30, 2022. These distributions will be paid in cash or reinvested in units, for those unitholders participating in the DRP, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Sub-advisor

On October 3, 2022, one of the Company’s sub-advisors, TransAsia, notified the Company of its intention to terminate the sub-advisory agreement between the two parties. The Company is working with TransAsia to transition all of TransAsia's responsibilities under the agreement to the Advisor in an orderly and timely fashion and expects to complete the process by early 2023.

     Investments

On November 3, 2022, the Company entered into a transaction with an unrelated financial institution, whereby, it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. The excess between the interest earned on the term loan position and the simple 10% annualized rate was paid by the Company to another unrelated party as a transaction fee. No gain or loss was recognized with respect to this transaction.

Subsequent to September 30, 2022 through November 14, 2022, the Company did not fund any new investments and received proceeds from repayment of investments of approximately $1.0 million.

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

For the nine months ended September 30, 2022, we issued 741,000 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $5,243,000. In addition, for the nine months ended September 30, 2022, we issued 41,163 of our units for gross proceeds of approximately $295,000 pursuant to our ongoing private placement described above. As of September 30, 2022, $24,186,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to September 30, 2022, we have issued an aggregate of 56,000,530 of our units, including 7,778,116 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $512,698,000 including approximately $64,152,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $491,035,000.

Outlook

The COVID-19 pandemic and its lingering effects has adversely impacted many of the Company’s borrowers both directly and indirectly. First, the adverse impact on the global supply chain has been one of the largest challenges for our borrowers, as most of them are exporters directly tied to global trade. Some of these challenges include: demand from suppliers to be paid in cash rather than supplier credit, significant increases in shipping costs (when and if shipping is reliably available), and delays in the payment of receivables, all of which put pressure on borrowers’ working capital needs. Although not as severe as they once were, supply chain problems continue to be aggravated by China’s rolling lockdowns to control COVID-19 and the conflict between Russia and Ukraine. Second, our borrowers experienced challenges related to the decrease in global demand during 2020 and 2021, which decreased revenue for many of them. Additionally, input costs remain high and the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. The Company expects some of the regions in which it invests to achieve economic normalization once the lingering supply chain disruptions and input cost increases dissipate. However, the Company believes certain regions, industries and borrowers may experience further material economic distress due to the compound impact of more than two years of economic hardship and some borrowers may find it difficult or impossible to recover. If the continuing impacts of COVID-19 combined with rising input costs further adversely affect borrowers’ businesses, financial condition and results of operations, borrowers may be unable to make required payments in the near term, which could impact the fair value of the Company’s investments.

While inflation and rising interest rates are major issues in most advanced economies, the Company believes they are not core issues in the Company’s markets. The Company continues to believe that the central issue driving results is that borrowers are struggling to recover from the compound impact of more than two years of economic hardship. Indeed, although the Company’s NAV per unit modestly decreased by $0.06 as of September 30, 2022, compared to the NAV per unit as of June 30, 2022, the Company’s

NAV is a reflection of the cumulative effect of 11 consecutive quarters of the adverse economic impact of COVID-19 and its ramifications, including persistent supply chain and cash flow issues, on our borrowers.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2022, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR is expected to be phased out completely by June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of September 30, 2022, 14.3% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable. The Company expects to fix SOFR as the alternative benchmark rate for our remaining investments with floating rates based on LIBOR. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR and work with our sub-advisors to seek to ensure any transition away from LIBOR will have minimal impact on our investments, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

From our inception through December 31, 2017, under the terms of the Responsibility Agreement, our Sponsor assumed substantially all our operating expenses. Our Sponsor has not assumed any of our operating expenses subsequent to December 31, 2017. From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,240,231 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of approximately $16,274,000 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2022. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended September 30, 2022.

Portfolio and Investment Activity

During the nine months ended September 30, 2022, the Company did not fund any new investments. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $9.6 million.

At September 30, 2022 and December 31, 2021, the Company’s investment portfolio included 35 and 36 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2022		As of December 31, 2021
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$118,328,770	39.9%	$119,374,062	39.5%
Senior secured term loan participations	128,851,567	43.4%	132,290,743	43.9%
Senior secured trade finance participations	44,591,325	15.0%	45,092,689	15.0%
Other investments *	3,758,063	1.3%	3,758,063	1.2%
Equity warrants	1,205,503	0.4%	1,088,168	0.4%
Total investments	$296,735,228	100.0%	$301,603,725	100.0%

*	This investment was originally classified as an investment in a credit facility originated by IIG TOF B.V.

As of September 30, 2022, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and other investments were 10.4%, 11.3%, 11.9%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.3% on our total portfolio.

As of September 30, 2021, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and other investments were 10.6%, 12.3%, 11.6%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.7% on our total portfolio.

As of September 30, 2022, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Sugarcane and Sugar Beets	Sustainable Agriculture & Agroprocessing	Brazil	12.43%	12/15/2020	(2)	$2,851,296	$555,673
LED Lighting Service Provider	Electric Services	Technological Innovation	Chile	11.00%	6/6/2021	(2)	1,456,162	1,245,868
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	9.44% Cash/2.20% PIK	6/18/2025		11,102,781	11,102,781
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023		22,219,565	17,791,170
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023		18,484,703	16,744,391
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	15.50% PIK	1/27/2023	(3)	37,361,095	38,459,771
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024		10,000,000	10,000,000
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	5/26/2023		5,000,000	5,000,000
Diaper Manufacturer II	Sanitary Paper Products	Responsible Consumer Goods Production	Peru	8.0% Cash/3.0% PIK	12/31/2024		4,990,692	4,990,692
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	10.38%	8/18/2023		4,740,000	4,740,000
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	10.75% Cash/3.25% PIK	11/23/2023		18,944,790	19,246,894
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/10.0% PIK	12/7/2023		7,006,741	6,985,352
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK	12/31/2024	(2)	17,987,949	17,101,321
Consumer Lender II	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	9/1/2025		2,121,530	2,121,530
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		4,588,390	4,588,390
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	13.00%	9/30/2026		13,750,000	13,750,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	10.29% Cash/4.00% PIK	3/31/2023	(2)	15,062,231	13,072,206
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK	8/15/2021	(2)	18,717,631	14,222,622
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.00%	2/7/2023		8,275,000	9,779,546
Marine Logistics Provider	Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%	11/30/2021	(2)	16,443,585	7,476,711
Frozen Bakery Products Manufacturer	Retail Bakeries	Responsible Consumer Goods Production	Romania	7.0% Cash/7.0% PIK	5/20/2024		4,112,447	4,127,441
Grain Processor G	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK	7/8/2024		568,179	568,179
Grain Processor F	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK	6/30/2025		12,100,913	11,071,375
Agriculture Distributor	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,592,112
Dairy Co-Operative	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	5,802,296	4,393,274
Beef Exporter	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	11.50%	8/31/2017	(2)	9,000,000	6,361,679
Cotton Producer	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	9.00%	8/31/2017	(2)	6,000,000	3,398,558
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	6/30/2023	(2)	16,035,023	15,314,592
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Metals Distribution	Singapore	13.50% PIK	8/17/2025	(2)	20,907,297	18,643,927
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	14.0%, 12.0%	5/31/2020	(2)	9,072,469	1,685,937
Scrap Metal Recycler	Secondary Nonferrous Metals	Recycling	Morocco	N/A	7/31/2018	(2)	1,433,058	628,862
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	12/31/2022		664,101	664,101
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	12/31/2022		820,482	820,482
Fruit & Nut Distributor	Salted and Roasted Nuts and Seeds	Sustainable Agriculture & Agroprocessing	South Africa	17.50%	5/22/2015	(2)	785,806	83,298
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Receivable from IIG TOF B.V.	Miscellaneous Business Credit	Other	N/A	8.75%	N/A	(2)	6,000,000	3,758,063
Total Investments								$296,735,228

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.

As of September 30, 2022, the composition our investments based on the Company created industry classification was as follows:

Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.20%
Access to Technology	34,682,831	11.70%
Inclusive Finance	6,861,530	2.30%
Infrastructure Development	38,309,295	12.90%
Recycling	50,191,414	16.90%
Responsible Consumer Goods Production	18,897,679	6.40%
Responsible Fuel Storage	4,588,390	1.50%
Responsible Industrial Goods Distribution	16,744,391	5.60%
Responsible Logistics Management	20,548,917	6.90%
Responsible Metals Distribution	18,643,927	6.30%
Responsible Natural Resources Distribution	17,791,170	6.00%
Sustainable Agriculture & Agroprocessing	59,430,049	20.00%
Sustainable Dairy Production	4,393,274	1.50%
Technological Innovation	1,245,868	0.40%
Other	3,758,063	1.40%
Total	$296,735,228	100.00%

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure
•	Maximum 20% country exposure
•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment.  These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment.  As of September 30, 2022, the Company was in compliance with all of the above concentration limits.

Watch List Investments

Please see “Notes to Consolidated Financial Statements - Note 3. Investments - Watch List Investments.”

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income
Interest income	$8,786,055	$9,069,603	$26,631,208	$27,684,145
Interest from cash	—	3,703	3,481	41,002
Total investment income	8,786,055	9,073,306	26,634,689	27,725,147
Expenses
Asset management fees	1,641,882	1,758,565	4,987,817	5,337,777
Incentive fees	995,962	1,049,785	3,151,543	3,178,782
Professional fees	819,457	601,923	2,345,583	1,923,730
General and administrative expenses	340,189	362,157	901,573	1,040,902
Interest expense	—	48,319	11,169	143,381
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,861,865	3,885,124	11,590,810	11,817,697
Net investment income	$4,924,190	$5,188,182	$15,043,879	$15,907,450

Revenues

Three months ended September 30, 2022 and 2021

For the three months ended September 30, 2022 and 2021, total investment income amounted to $8,786,055 and $9,073,306, respectively. Interest income decreased approximately by $287,000 during the three months ended September 30, 2022 compared to the same period in 2021 as a result of the change in the average size of the investment portfolio from the second quarter of 2022 to the third quarter of 2022, which decreased by approximately $1.9 million. The average size of the investment portfolio increased by approximately $78,000 from the second quarter of 2021 to the third quarter of 2021. The decrease in the average size of our portfolio during the third quarter of 2022 was due to investment repayments that were not redeployed.

During the three months ended September 30, 2022, $4,444,079 or 50.6% of the interest income was earned from loan and trade finance participations and $4,341,975 or 49.4% from direct loans.

During the three months ended September 30, 2021, $5,437,026 or 59.9% of the interest income was earned from loan and trade finance participations and $3,632,577 or 40.1% from direct loans. In addition, the Company earned $3,703 in interest income on our cash balances.

Nine months ended September 30, 2022 and 2021

For the nine months ended September 30, 2022 and 2021, total investment income amounted to $26,634,689 and $27,725,147, respectively. Interest income decreased approximately by $1,090,000 during the nine months ended September 30, 2022 compared to the same period in 2021 as a result of the change in the average size of the investment portfolio for the nine months ended September 30, 2022, which decreased by approximately $909,000. The average size of the investment portfolio increased by approximately $2,165,000 for the nine months ended September 30, 2021. The decrease in the average size of our portfolio during the first three quarters of 2022 was due to investment repayments that were not redeployed.

During the nine months ended September 30, 2022, $14,393,302 or 54.0% of the interest income was earned from loan and trade finance participations and $12,237,905 or 46.0% from direct loans.

During the nine months ended September 30, 2021, $17,044,552 or 61.6% of the interest income was earned from loan and trade finance participations and $10,639,594 or 38.4% from direct loans. In addition, we earned $41,002 in interest income on our cash balances.

Expenses

Three months ended September 30, 2022 and 2021

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended September 30, 2022 increased by $147,247 to $1,224,021 from $1,076,774 for the three months ended September 30, 2021 as a result of an increase in the professional fees of approximately $215,000 which was primarily due to more fees incurred for audit, legal and valuation services in connection with the valuation of our portfolio and our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor during the three months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, the asset management fees amounted to $1,641,882 and $1,758,565, respectively. The incentive fees for the three months ended September 30, 2022 and 2021 amounted to $995,962 and $1,049,785, respectively. The decrease in incentive fees primarily is due to the decrease in revenue during the third quarter of 2022.

Nine months ended September 30, 2022 and 2021

Total operating expenses, excluding the asset management and incentive fees, incurred for the nine months ended September 30, 2022 increased by $150,312 to $3,451,450 from $3,301,138 for the nine months ended June 30, 2021. The increase is mainly due to more audit fees incurred in relation to the new audit service contract in the second and third quarter of 2022.

For the nine months ended September 30, 2022 and 2021, the asset management fees amounted to $4,987,817 and $5,337,777, respectively. The incentive fees for the nine months ended September 30, 2022 and 2021 amounted to $3,151,543 and $3,178,782, respectively. The decrease in incentive fees is due to the increase in professional fees during the first three quarters of 2022 and the decrease in investment income during the third quarter of 2022.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We had no recorded realized losses of for the three and nine months ended September 30, 2022 but we recorded realized losses of $0 and $ 909,584 for the three and nine months ended September 30, 2021, respectively. We recorded unrealized losses of $1,967,920 and $3,047,884 for the three months ended September 30, 2022 and 2021, respectively. We recorded unrealized losses of $10,866,588 and $11,579,186 for the nine months ended September 30, 2022 and 2021, respectively. These unrealized losses were primarily driven by macro events, including the uncertainty created by the recent COVID-19 pandemic and the rising input costs caused in part by the conflict between Russian and Ukraine and their impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2022, we had approximately $1.2 million in cash. Historically, we have generated cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes and proceeds from private placements of our units. We may also generate cash in the future from debt financing.

We have experienced decreased liquidity; however, we expect this will be short-lived because the decline in liquidity is primarily the result of the inconsistent cash flows generated from the existing portfolio that has been caused by the current economic uncertainty. The decrease in liquidity has the potential to impact our ability to cover future distributions to our unitholders or meet other Company obligations. In order to address our temporary liquidity needs, on September 1, 2022, we sold $1.25 million of our investment in Africell Holding Limited to an entity whose advisor is under common ownership with our Advisor and, subsequent to September 30, 2022, we sold one of our participation interests to a third party for $5.0 million, with an agreement to repurchase the participation from the buyer in approximately four months (as further discussed in Note 11 to the financial statements). In addition, we anticipate closing a significant leverage facility prior to year-end, and, in the short-term, may pursue additional repurchase or other financial transactions, as needed, in order to supplement cash flows to allow us to maintain normal future operations.

Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. As noted above, the combination of a slower pace of deployment of capital with higher cash balances may further reduce cash flows generated to cover our distributions to our unitholders and/or cause us to further reduce our NAV in future periods. From the beginning of the Company’s operations to date, our Sponsor has assumed a significant portion of our operating expenses under the Responsibility Agreement in the amount of approximately $16.7 million. The Company may only reimburse the Sponsor for expenses assumed by the Sponsor pursuant to the Responsibility Agreement to the extent the Company’s investment income in any quarter, as reflected on the statement of operations, exceeds the sum of (a) total distributions to unitholders incurred during the quarter and (b) the Company’s expenses as reflected on the statement of operations for the same quarter (the “Reimbursement Hurdle”). To the extent the Company is not successful in satisfying the Reimbursement Hurdle, no amount will be payable in that quarter by the Company for reimbursement to the Sponsor of the Company’s cumulative operating expenses. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2022. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended September 30, 2022. As of September 30, 2022, there is a remaining aggregate balance of approximately $16.3 million in operating expenses assumed by the Sponsor pursuant to the Responsibility Agreement which have not been recorded by the Company. Thus, such amounts are not yet reimbursable by the Company to the Sponsor. Such reimbursements to the Sponsor would affect the amount of cash available to the Company to pay distributions and/or make investments.

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

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the nine months ended September 30, 2022, we paid a total of $17,731,627 in distributions, comprised of $12,488,127 paid in cash and $5,243,500 reinvested under our DRP.

Related Party Transactions

For the nine months ended September 30, 2022 and 2021, the Advisor earned $4,987,817, and $5,337,777, respectively, in asset management fees and $3,151,543 and $3,178,782, respectively, in incentive fees.

From our inception through September 30, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor has paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on our behalf and will reimburse us an additional $4,240,231 of expenses, which we had paid as of September 30, 2017. Such expenses, in the aggregate of approximately $16,274,000 since the Company’s inception, may be expensed and payable by the Company to the Sponsor only if the Company satisfies the Reimbursement Hurdle. The Company did not meet the Reimbursement Hurdle for the quarter ended September 30, 2022. Therefore, none of the expenses of the Company covered by the Responsibility Agreement have been recorded as expenses of the Company for the quarter ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, due from affiliates on the Consolidated Statements of Assets and Liabilities in the amount of $4,240,231 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, are the responsibility of the Sponsor. The Sponsor anticipates paying this receivable in the due course of business.

For the nine months ended September 30, 2022 and 2021, we paid SC Distributors, formally known as StratCap Securities, the dealer manager for certain of our offerings, approximately $299,000 and $327,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

On September 1, 2022, the Company sold $1.25 million of its investment in Africell Holding Limited to an entity whose advisor is under common ownership with the Company’s Advisor. The transaction was recorded at par with no realized gain or loss. The Company engaged an independent valuation firm to validate the transaction price.

Legal Proceedings

As of September 30, 2022, the Company was not a party to any material legal proceedings other than as set forth in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments.”

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

There have been no significant changes to our critical accounting policies, estimates and judgments during nine months ended September 30, 2022, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 11. Subsequent Events.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of September 30, 2022, the Company was not a party to any material legal proceedings other than the legal proceedings described in “Notes to Consolidated Financial Statements—Note 3. Investments—Watch List Investments."

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, we sold an aggregate of 41,163 Class Y units to accredited investors for an aggregate amount of $295,000. The units were issued pursuant to an exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act, for transactions not involving a public offering.

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

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated net asset value per unit for each class of units, as most recently disclosed by us in a public filing with the SEC. Redemptions for the third quarter of 2022 were redeemed at a price equal to $6.899 per unit, which was the net asset value per unit of each class as of June 30, 2022.

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

During the three months ended September 30, 2022, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
07/01/2022 - 07/31/2022	795	$7.153	795	892,446
08/01/2022 - 08/31/2022	12,760	7.049	12,760	892,446
09/01/2022 - 09/30/2022	235,141	6.899	235,141	892,446
Total	248,696	$6.908	248,696

During the three months ended September 30, 2022, we repurchased 248,696 units for a total of $1,717,956. In addition, as of September 30, 2022, there were repurchase requests for a total of 235,141 units that were pending which were processed by the Company during October 2022 at a price of $6.899 per unit. For the quarter ended September 30, 2022, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company repurchased approximately 249,000 units or 6.37% of eligible repurchase requests (based on the number of units submitted for repurchase), and approximately 3,449,000 units or 93.63% of eligible repurchase requests (based on the number of units submitted for repurchase) were not redeemed. Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

TRILINC GLOBAL IMPACT FUND, LLC.

November 14, 2022	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 14, 2022	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer