Form 10-K
period 2022-12-31
TriLinc Global Impact Fund LLC
filed 2023-09-29
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

There is 0 established trading market for the registrant’s units, and therefore the aggregate market value of the registrant’s units held by non-affiliates cannot be determined.

As of September 28, 2023, the Company had outstanding 18,303,923 Class A units, 7,766,733 Class C units, 10,576,284 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

FORM 10-K

FOR THE YEAR ENDED December 31, 2022

INDEX

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
•

the impact of public health crises, including the COVID-19 pandemic, and actions taken to prevent their spread on our business, results of operations, financial condition, liquidity and net asset value per unit;

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

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission (the "SEC") including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 17. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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

PART I

ITEM 1. BUSINESS

TriLinc Global Impact Fund, LLC is a Delaware limited liability company formed on April 30, 2012. Unless otherwise noted, the terms “we,” “us,” “our,” “the Company,” “Trilinc,” and “our Company” refer to TriLinc Global Impact Fund, LLC; the terms our “Advisor” and “TriLinc Advisors” refer to TriLinc Advisors, LLC, our external advisor; the term “SC Distributors,” formally known as StratCap Securities, and our “dealer manager” refers to SC Distributors, LLC, our dealer manager; and the term our “Sponsor” refers to TriLinc Global, LLC, our sponsor.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2022, the Company has 17 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors, LLC.

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

For the years ended December 31, 2021 and 2020, we issued 1,069,529 and 1,181,117, respectively, of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $8,000,000 and $9,274,000, respectively. In addition, for the years ended December 31, 2021 and 2020, we issued 814,444 and 667,151, respectively, of our units for gross proceeds of approximately $6,106,000 and $5,276,000, respectively, pursuant to a private placement. As of December 31, 2021, $29,429,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

For the year ended December 31, 2022, we issued 986,369 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $6,927,000. In addition, for the year ended December 31, 2022, we issued 41,163 of our units for gross proceeds of approximately $295,000 pursuant to our ongoing private placement described above. As of December 31, 2022, $22,502,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

As of December 31, 2022, we have issued an aggregate of 56,246,000 of our units, including 8,023,485 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $514,063,000 including approximately $65,836,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $492,401,000.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is registered as an investment adviser with the SEC. Led by its Chairman and Chief Executive Officer, Gloria Nelund, its President, Brent VanNorman, its Chief Financial Officer, Mark Tipton, its Chief Operating Officer and Chief Compliance Officer, Scott Hall, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors.

We seek to capitalize on the significant investment experience of our Advisor’s management team, which has over 130 years of collective experience in financial services and investment. Our CEO, Gloria Nelund, founded our Sponsor in 2008 after a thirty year career in the international asset management industry.

As of the date of filing of this report, we had engagements, through our Advisor, with nine third-party investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. We have determined not to make any further investments with five of these sub-advisors, as described below. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who will source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-advisors, who focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors must have strong, independent risk controls and must screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

TriLinc Advisors also engaged the following third-party investment managers to act as sub-advisors:

•

TRG Management LP (“TRG,” d/b/a The Rohatyn Group): founded in 2002, TRG is a leading emerging markets asset management firm. The firm and its affiliates manage product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate. TRG is headquartered in New York, with offices around the globe including Brazil, Peru, Uruguay, Argentina, India, Singapore, U.K., Costa Rica, New Zealand, Vietnam, Turkiye, Mexico, Malaysia and Egypt. TRG’s Global Private Credit Strategy encompasses three main regions: Latin America, Asia and Emerging Europe. TRG’s principals have collectively over 200 years of investment experience in institutional lending, debt structuring, sales and trading, and high-yield distressed debt and have deployed more than $1.3 billion into relevant transactions. TRG’s disciplined investment process, robust investment administration and operations infrastructure, and strong emerging market investment track record create substantial value for its investors and SMEs that are currently underserved by traditional banks and financial intermediaries operating in the region. TRG serves as a secondary sub-advisor.

•

CEECAT Capital Limited & CCL Investments SARL (“CCL”): established in 2014, CCL is a European-focused spin-off of ADM Capital, which has specialized in recovery, special situations and stressed opportunities across Asia since 1998 and in the Central and Eastern Europe, Central Asia and Turkiye (“CEECAT”) region since 2005. CCL manages all of ADM (“Asia Debt Management”) Capital’s legacy assets in the CEECAT region and focuses on extending private credit to SMEs who cannot access regular bank financing due to factors such as local regulatory restrictions on bank lending, illiquidity or stress in the banking sector, delays in the bank approval process, collateral coverage mismatch for local banks, among others. CCL’s principals have nearly 85 years of combined experience in corporate and structured finance, cash equity sales and equity derivative sales, and have completed over $350 million in debt investment deals across the CEECAT region. CCL has a demonstrated track record in establishing, operating, managing and advising funds that invest in companies across the region through utilizing their strong cultural knowledge of the local legal jurisdictions and regulatory compliance requirements. CCL serves as a secondary subadvisor.

•

Origin Capital Limited (“Origin”): headquartered in Johannesburg, South Africa with associates in three countries. Origin originates, structures, and manages transactions in Latin America and Africa, and partners with larger funds, development banks and institutional investors. Origin is differentiated by a combination of investment skills, local and international networks, and a thorough understanding of the Latin American and African environments. Origin's principals have more than 85 years of combined experience in private debt, banking, and asset management in emerging markets and more than $3 billion in relevant transaction experience. Origin serves as a secondary sub-advisor.

•

Enhanced Capital Impact Lending, LLC (“Enhanced Capital”): a subsidiary of Enhanced Capital Group, LLC (“ECG”) and is TriLinc’s investment partner. Founded in 1999, ECG is a U.S. based impact investment firm that invests capital into local businesses, renewable energy projects, historic real estate rehabilitation, and affordable housing projects through federal and state incentive programs and other public policy investment strategies. ECG has invested in 36 states across the U.S., supporting small businesses through their impact lending strategy and other small business lending strategies. Enhanced Capital’s principals have a combined experience of over 45 years in credit analysis and asset management and have deployed more than $900 million into relevant debt transactions. Enhanced Capital serves as a primary sub-advisor.

TriLinc Advisors also engaged the following third-party investment managers to act as sub-advisors, but does not expect to make any further investments with these investment managers:

•

Asia Impact Capital Ltd. (“AIC”): an investment firm advised by the founding principals of TAEL Partners Ltd. (“TAEL”) and established to provide investment services to TriLinc. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long-term track records and diverse investment capabilities across Southeast Asia. TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. TAEL’s principals have more than 130 years of collective Asian market investment experience. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL is often able to undertake investments at attractive pricing levels. TAEL’s founding principals have over $22 billion in credit transaction experience. AIC serves as a primary sub-advisor.

•

Barak Fund Management Ltd. (“Barak”): an Africa-based asset management company founded in 2008 that manages private debt funds focused on providing trade finance and term loans to small and middle market companies in Africa. Barak specializes in sourcing and originating mainly commodity and agricultural-related transactions with strong collateral characteristics. With affiliate offices in Côte d’Ivoire, Ghana, Kenya, Mauritius, South Africa and the United Kingdom, the Barak team is positioned to source and take advantage of the numerous opportunities that arise in some of the world’s fastest growing economies. Barak has completed nearly $5 billion in transactions since its inception. Barak’s two founding principals have nearly 50 years of combined experience in trading, international banking and private debt investment in Africa. Both founding principals possess specialist expertise and proven track records in the agricultural and commodities sectors. Barak serves as a secondary sub-advisor.

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

•

Working Capital Associates (“WCA”): a female-led alternative credit provider specializing in short-term credit in transactional finance for African and Latin American exporters. Founded in 2018, WCA provides strategic and transformational supply chain financing to companies with exports to Western markets for sustainable food and agriculture products originating from Africa and Latin America. WCA’s team is comprised of eight different nationalities and is spread across three continents. WCA has completed over $1 billion in transactions since its inception. WCA’s principals have more than 80 years of combined experience in trading and private debt investments in Africa and Latin America. WCA serves as a secondary sub-advisor.

•

Africa Global Trade Finance Ltd. (“AGTF”, formerly AMC Trade Finance Ltd., or “AMCTF”): AGTF was established in 2016 by Africa Merchant Capital Group, a U.K.-based boutique merchant banking services business founded in 2012 in order to implement its middle market trade finance strategy in Sub-Saharan Africa. The global regulatory environment has reduced commercial banks’ appetite to deploy funds into the African trade finance market, and non-banking sectors have insufficient capital resources, leaving the SME sector underfunded. AGTF aims to increase the availability of trade finance for domestic and regional trade in Sub-Saharan Africa through offering a range of flexible short-term trade finance product solutions. The AGTF product range includes off-balance sheet stand-alone transactional facilities, back-to-back Letter of Credit facilities, trade-receivable discounting, supplier cash payments and documentary collections. AGTF’s principals have more than 150 years of combined experience in banking, corporate finance, trade finance, and emerging markets and have completed more than $1.1 billion in trade finance transactions. TriLinc’s partnership with AGTF provides short-term trade finance to borrowers trading into or out of select countries in Sub-Saharan Africa, responding to the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options. AGTF serves as a secondary sub-advisor. AMCTF’s name was changed to AGTF in December 2021, when Zebu Investment Partners, through its African Food Security LP, completed an equity buyout of the founders. As a result of the buyout, Africa Merchant Capital Group no longer has any interest in or relationship to AGTF.

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

During the year ended December 31, 2022, we invested, either through trade finance participations or loan participations, approximately $5.6 million across four portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and other investments. Additionally, we received proceeds from repayments of investment principal of approximately $14.4 million.

At December 31, 2022, our portfolio included 36 companies and was comprised of $105,084,728 or 38.5% in senior secured term loans, $119,690,547 or 43.7% in senior secured term loan participations, $31,710,623 or 11.6% in senior secured trade finance participations, and $17,130,884 or 6.2% in other investments. At December 31, 2021, our portfolio included 36 companies and was comprised of $119,374,062 or 39.5% in senior secured term loans, $132,290,743 or 43.9% in senior secured term loan participations, $45,092,689 or 15.0% in senior secured trade finance participations, and $3,758,063 or 1.2% in other investments.

As of December 31, 2022, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Sugarcane and Sugar Beets	Sustainable Agriculture & Agroprocessing	Brazil	N/A	12/15/2026	(2)	$545,673	$339,258
Claim in Bankruptcy	Electric Services	Technological Innovation	Chile	N/A	N/A	(2)	1,456,162	970,393
Sustainable Packaging Manufacturer	Corrugated and Solid Fiber Boxes	Recycling	Ecuador	12.28% Cash/2.20% PIK	6/18/2025		9,795,061	9,795,061
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023	(2)	22,219,565	15,658,685
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024		10,000,000	10,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023	(2)	18,484,703	11,846,182
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	15.50% PIK	7/27/2023	(3)	38,841,010	40,046,513
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	13.50% PIK	8/18/2025	(2)	21,074,573	18,604,532
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	15.46%	8/18/2023	(2)	5,601,000	2,368,290
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	10.75% Cash/3.25% PIK	11/23/2023		19,082,939	19,197,073
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/10.0% PIK	12/7/2023		7,185,803	7,185,803
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK	12/31/2024		18,147,562	17,834,541
Consumer Lender II	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	12/24/2026		3,219,553	3,219,553
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	2/10/2023		3,289,660	3,289,660
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	14.42%	9/30/2026		13,750,000	13,750,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.27% Cash/4.00% PIK	3/31/2023	(2)	15,090,682	4,926,482
Consumer Lender III	Personal Credit Institutions	Inclusive Finance	Mexico	11.95%	1/24/2027		1,796,474	1,796,474
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK	8/15/2021	(2)	18,717,631	11,754,052
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.00%	2/7/2024		8,275,000	9,779,546
Marine Logistics Provider	Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%	11/30/2021	(2)	16,243,585	6,984,020
Frozen Bakery Products Manufacturer	Retail Bakeries	Responsible Consumer Goods Production	Romania	7.0% Cash/7.0% PIK	5/20/2024		6,187,371	6,279,305
Grain Processor G	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK	7/8/2024	(2)	568,179	568,179
Grain Processor F	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK	6/30/2025	(2)	12,100,913	10,757,569
Agriculture Distributor	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,239,479
Dairy Co-Operative	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	5,802,296	4,180,102
Claim in Bankruptcy	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	9,000,000	5,297,921
Claim in Bankruptcy	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	6,000,000	2,857,650
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	6/30/2023	(2)	16,035,023	14,476,312
Seafood Processing Company III	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	12.14%	2/22/2023		256,741	256,741
Mobile Phone Distributor	Telephone and Telegraph Apparatus	Access to Technology	Hong Kong	10.00%	5/31/2020	(2)	9,072,469	424,976
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	5/26/2023		5,000,000	5,000,000
Scrap Metal liquidation	N/A	Other	Morocco	N/A	7/31/2018	(2)	1,433,058	628,862
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	3/31/2023		664,101	664,101
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	3/31/2023		820,482	820,482
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Claim in Bankruptcy	N/A	Other	N/A	N/A	N/A	(2)	6,000,000	2,668,290
Real estate property	N/A	Other	Peru	N/A	12/31/2025	(2)	3,502,265	3,502,265
Total Investments								$273,616,782

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.

As of December 31, 2022, the composition of our investments based on the Company-created industry classification was as follows:

	Fair	Percentage
Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	33,372,049	12.2%
Inclusive Finance	7,384,317	2.7%
Infrastructure Development	36,774,396	13.4%
Recycling	49,841,574	18.2%
Responsible Consumer Goods Production	16,058,851	5.9%
Responsible Fuel Storage	3,289,660	1.2%
Responsible Industrial Goods Distribution	11,846,182	4.3%
Responsible Logistics Management	11,910,502	4.4%
Responsible Natural Resources Distribution	34,263,217	12.5%
Sustainable Agriculture & Agroprocessing	56,020,951	20.5%
Sustainable Aquaculture & Processing	256,741	0.1%
Sustainable Dairy Production	4,180,102	1.5%
Technological Innovation	970,393	0.4%
Other	6,799,417	2.5%
Total	$273,616,782	100.0%

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

The industry composition of the Company’s portfolio, at fair value as of December 31, 2022 and December 31, 2021, was as follows:

	As of December 31, 2022		As of December 31, 2021
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$5,297,921	1.9%	$6,361,679	2.1%
Boatbuilding and Repairing	7,185,803	2.6%	6,466,030	2.1%
Chemicals and Allied Products	11,846,182	4.3%	17,537,201	5.8%
Chocolate and Cocoa Products	29,476,312	10.8%	29,387,877	9.7%
Coal and Other Minerals and Ores	34,263,217	12.5%	38,024,207	12.6%
Computer Related Services, NEC	19,197,073	7.0%	19,032,888	6.3%
Corn	11,325,748	4.1%	11,694,030	3.9%
Corrugated and Solid Fiber Boxes	9,795,061	3.6%	12,387,189	4.1%
Cotton Ginning	2,857,650	1.0%	3,398,558	1.1%
Dairy Farms	4,180,102	1.5%	4,393,274	1.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	970,393	0.4%	1,456,162	0.5%
Farm Products	1,484,583	0.5%	1,508,208	0.5%
Freight Transportation Arrangement	4,926,482	1.8%	13,058,231	4.3%
Frozen Fish and Seafood	256,741	0.1%	—	0.0%
Hotels and Motels	17,834,541	6.5%	11,830,862	3.9%
Land Subdividers and Developers	11,754,052	4.3%	15,184,914	5.0%
Miscellaneous Business Credit	—	0.0%	3,758,063	1.2%
Motor Vehicle Parts and Accessories	9,779,546	3.6%	9,278,031	3.1%
Personal Credit Institutions	5,016,027	1.8%	5,342,393	1.8%
Petroleum and Petroleum Products	3,289,660	1.2%	8,367,480	2.8%
Refuse Systems	40,046,513	14.6%	34,050,695	11.3%
Retail Bakeries	6,279,305	2.3%	3,915,874	1.3%
Salted and Roasted Nuts and Seeds	—	0.0%	497,462	0.2%
Sanitary Paper Products	—	0.0%	4,880,364	1.6%
Secondary Nonferrous Metals	—	0.0%	628,862	0.2%
Short-Term Business Credit	2,368,290	0.9%	4,740,000	1.6%
Soybeans	5,239,479	1.9%	5,772,744	1.9%
Sugarcane and Sugar Beets	339,258	0.1%	1,832,492	0.6%
Telephone and Telegraph Apparatus	424,976	0.3%	2,495,595	0.8%
Telephone Communications	13,750,000	5.1%	15,000,000	5.0%
Towing and Tugboat Service	6,984,020	2.6%	8,673,930	3.0%
N/A	6,799,417	2.5%	—	0.0%
Total	$273,616,782	100.0%	$301,603,725	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022		As of December 31, 2021
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$17,575,152	6.3%	$19,926,255	6.6%
Botswana	2,368,290	0.9%	4,740,000	1.6%
Brazil	26,722,134	9.8%	27,331,410	9.1%
Cabo Verde	17,834,541	6.5%	11,830,862	3.9%
Cameroon	14,476,312	5.3%	14,387,877	4.8%
Chile	970,393	0.4%	1,456,162	0.5%
Colombia	3,219,553	1.2%	5,342,393	1.8%
Ecuador	10,051,802	3.7%	12,387,189	4.1%
Ghana	3,289,660	1.2%	8,367,480	2.8%
Hong Kong	16,083,661	5.9%	22,884,859	7.6%
Indonesia	15,000,000	5.5%	15,000,000	5.0%
Jersey	13,750,000	5.0%	15,000,000	5.0%
Kenya	4,926,482	1.8%	13,058,231	4.3%
Malaysia	11,846,182	4.3%	17,537,201	5.8%
Mexico	41,842,987	15.3%	34,050,695	11.3%
Morocco	628,862	0.2%	628,862	0.2%
Namibia	11,754,052	4.3%	15,184,914	5.0%
Netherlands	9,779,546	3.6%	9,278,031	3.1%
Nigeria	8,468,603	3.1%	10,182,138	3.4%
Peru	3,502,265	1.3%	4,880,364	1.6%
Romania	6,279,305	2.3%	3,915,874	1.3%
Singapore	18,604,532	6.8%	17,634,943	5.8%
South Africa	—	0.0%	497,462	0.2%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,325,748	4.1%	11,694,030	3.9%
N/A	2,668,290	1.0%	3,758,063	1.1%
Total	$273,616,782	100.0%	$301,603,725	100.0%

(1)

All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG Trade Opportunities Fund B.V. (“IIG TOF B.V.”), a subsidiary of a fund advised by one of the Company’s former sub-advisors, The International Investment Group L.L.C. (“IIG”). See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

As of December 31, 2022, our largest investment represented approximately 13.8% of our net assets or 14.2% of our total portfolio.

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

On an annual basis, an updated impact assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. In June 2023, the Company published its 2022 Sustainability and Impact Report as of December 31, 2022 on its public website. For the Company's 2022 Sustainability and Impact report, the Company also requested an independent review of certain impact data therein.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2022 and 2021, we had borrowings amounting to $16,985,091 and $5,000,000, net of unamortized issuance costs, respectively. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated when we were formed.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2022 and 2021, all of our investments were denominated in U.S. Dollars and we had not entered into any hedging transactions.

Investment Advisory Agreements and Fees

We have agreed to pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Second Amended and Restated Advisory Agreement, dated February 14, 2018, by and between the Company and the Advisor, as renewed through February 25, 2024 (the "Advisory Agreement"). For the years ended December 31, 2022 and 2021, the Company incurred $6,489,991 and $7,065,751, respectively in asset management fees and $3,151,543 and $3,320,467, respectively in incentive fees to our Advisor.

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

Our Advisor may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Advisor may determine in its sole discretion. In recognition of the challenges resulting from the pandemic between 2020 and 2022, which has had a significant negative impact (although unrealized at this point) on our performance and our investors, particularly in the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ending December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

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

Concentration of credit risk

At December 31, 2022, our portfolio of $273,616,782 (at fair value) included 36 companies and was comprised of $105,084,728 or 38.5% in senior secured term loans, $119,690,547 or 43.7% in senior secured term loan participations, $31,710,623 or 11.6% in senior secured trade finance participations, and $17,130,884 or 6.2% in other investments. Our largest loan by value was $38,841,010 or 14.2% of our total portfolio and provides for paid in kind (“PIK”) interest, with principal and interest due at maturity. Our 5 largest loans by value comprised 40.3% of our portfolio at December 31, 2022. Participation in loans represented 55.3% of our portfolio at December 31, 2022.

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

A portion of our investments bear interest at floating rates based on the London interbank offered rate (“LIBOR”). In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. On March 15, 2022, President Biden signed the Consolidated Appropriation Act of 2022 into law, which includes the Adjustable Interest Rate (LIBOR) Act, containing legislation related to the transition away from LIBOR. This legislation is intended to establish a uniform process for replacing LIBOR in existing contracts and securities that continue after the cessation of LIBOR and do not contain clearly defined or practicable fallback provisions. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. The transition away from LIBOR could cause interest rates on our debt to decrease, which could adversely affect our operating results. In addition, uncertainty about the extent and manner of future changes may result in interest rates that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR was phased out completely in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of December 31, 2022, 11.3% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable.

The Company’s legacy loans transitioned from LIBOR to Synthetic LIBOR in July 2023 and this rate is expected to stay in effect until September 30, 2024. There can be no assurances as to whether this alternative rate will be more or less favorable than LIBOR. The discontinuation of LIBOR and the use of alternative rates, such as Synthetic LIBOR, could result in interest rate decreases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our unitholders at expected levels or at all.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

We have investments in loans that contain a PIK interest provision, including our largest loan, which made up 14.2% of our total portfolio by value as of December 31, 2022. These investments may expose us to higher risks, including the following:

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

We have invested, and will continue to invest in the future, primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of the Advisor and the respective sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investments made in, with or through these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Please see the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about investments for which we have not been provided with accurate and complete information from a prior sub-advisor, IIG, which has adversely impacted the value of certain of these investments.

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

We participate in investments with third parties. Specifically, we participate in investments originated by our third-party sub-advisors, whom we also refer to as “investments partners.” Such participations may involve risks not otherwise present with a direct origination of loans, including, for example:

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2022, 55.3% of the fair value of our investment portfolio consisted of participations in loans. As described further in the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information, IIG was the sub-advisor with respect to five of the 22 investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment. As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, and, in 2017, sold us a $6 million participation in a loan that did not exist. We have not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders. As of December 31, 2022, 7.4% of our portfolio (by fair value) consisted of investments for which IIG was the sub-advisor, all of which are deemed Watch List investments.

The COVID-19 pandemic has disrupted economic markets and the prolonged economic impact is uncertain. Economic slowdowns or recessions could impair our borrowers and harm our operating results.

Our borrowers, as with all businesses, are susceptible to economic slowdowns or recessions and disruptions, such as the disruption and adverse impacts caused by the COVID-19 pandemic. The lingering economic effects of the COVID-19 pandemic have resulted in some of our borrowers having difficulties repaying the loans in which we have invested or originated. For example, many businesses across the globe saw a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories in an attempt to curb the spread of COVID-19, and the resulting economic impacts are still affecting many of our borrowers. Therefore, our non-performing assets, or borrowers requiring some form of forbearance, may increase and the value of our portfolio may correspondingly decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans (including loans in which we have acquired participations), which could lead to reduced recovery values should liquidation ultimately be required.

While many of the economic effects of COVID-19 appeared to moderate over the course of 2021 and 2022, the global economic environment has not fully normalized, and the global scope of the COVID-19 pandemic and the related uncertainties have adversely impacted many industries and businesses directly and indirectly. Adverse impacts include disrupted global travel and supply chains, which adversely impact global commercial activity. It is critical that supply chain disruptions and the resulting high input costs moderate in order for economic conditions to fully normalize. As of the date of this report, many of our borrowers have experienced disruption in their operations related to COVID-19, to varying degrees. As of the date of this report, COVID-19 has had a significant impact with respect to current and future payment performance with respect to 20.2% of our investments (based on the fair value of the investments as of December 31, 2022). These borrowers have experienced material losses to revenues. Where appropriate, we and our sub-advisors have attempted to work with borrowers to restructure facilities or extended payment due dates and maturity dates. With respect to one investment, where restructuring has not been successful, we have issued a notice of default and are pursuing legal action to recover amounts due.

In addition to the adverse impact on many of our borrowers, we have also seen a slow down in transaction volume due to the impact of the pandemic. To the extent the disruption and negative impact of the pandemic continues in future periods, we may have additional borrower defaults, which could further negatively impact our NAV. The ongoing adverse impact of COVID-19 was a significant contributor to the approximate $1.20 decline in our NAV per unit as of December 31, 2022, as compared to our NAV per unit as of December 31, 2021.

Further, our borrowers, particularly in Emerging Asia, were adversely affected by China’s decision to close its markets off-and-on throughout much of 2022 as part of its “Zero Covid” policy. In early December 2022, however, China announced a nationwide loosening of its Zero Covid policy, meaning essentially all global economies are past lockdown measures associated with the COVID-19 pandemic. However, the loosening of restrictions in China also triggered a wave in infections in mainland China. The long-term impact of the COVID-19 pandemic still depends on the future developments of the pandemic, including new information concerning the global severity of and actions taken to contain the pandemic, or the possible appearance of new or more severe strains of the virus, which are highly uncertain and unpredictable.

Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to health epidemics which could adversely affect our business.

Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease, including the COVID-19 pandemic. These effects could include disruptions or restrictions on our employees’ ability to travel, including trips to meet with sub-advisors and borrowers in other countries, which could hinder our ability to effectively oversee our investments. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of the countries where our borrowers operate their businesses.

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

Our Sponsor is under no obligation to pay our operating expenses, and if we do not generate sufficient investment income to cover our operating expenses, our distributions to our unitholders may further be reduced.

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

As of December 31, 2022, we had not engaged in any significant hedging transactions. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

As of December 31, 2022, all of our outstanding debt was collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets and if we default on the payment our credit holders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2022, we had  approximately $17 million debt outstanding, net of debt issuance costs, with a debt to equity ratio of 6.0%. As of September 1, 2023, we had no debt outstanding. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events."

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

As of December 31, 2022, we had approximately $17 million in total debt, of which the first payment of $4.5 million was due in December 2026. As of September 1, 2023, we had no debt outstanding. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events."

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

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2022 and 2021, we did not receive any such material prepayments.

Non-payment by borrowers and acts or omissions by our sub-advisors that result in us not being repaid for our investments has and may continue to prevent us from realizing expected income and has and may continue to result in a decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. As of December 31, 2022, we had 22 borrowers who had failed to repay principal and interest and were included on our Watch List. Please see the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the Watch List.

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

Risks Related to Investments in Small and Medium-Sized Businesses

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

Risks Related to Non-U.S. Investments

Our investments in foreign debt and equity instruments may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2022 and 2021, we have made loans to companies located in Argentina, Botswana, Brazil, Cabo Verde, Cameroon, Chile, Colombia, Ecuador, Ghana, Hong Kong, Indonesia, Croatia, Guatemala, Mauritius, Zambia, Jersey, Kenya, Malaysia, Mexico, Morocco, Namibia, Netherlands, Nigeria, Peru, Romania, Singapore, South Africa, the United Arab Emirates, and Uganda. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include the economic disruption caused by the global outbreak of COVID-19 and changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

•

Geopolitical Risk: Given that we invest in developing economies, there is a possibility of nationalization, expropriation, unfavorable regulation, economic, political, or social instability, military conflict, including the conflict between Russia and Ukraine, war, or terrorism which could adversely affect the economies of a given jurisdiction or lead to a material adverse change in the value of our investments in such jurisdiction.

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

Our strategy or emphasis on environmental, social and governance (“ESG”) and impact factors may limit the investment opportunities available.

Therefore, we may underperform or perform differently than other portfolios that do not have an ESG or impact investment focus. As part of our strategy, we utilize screening and other exclusionary tools in our ESG and impact investing methodology. As such, we may forego opportunities to make certain investments when it might otherwise be advantageous to do so, or redeem investments based on their ESG and impact methodology criteria when it might otherwise be disadvantageous to do so. Further, in assigning an ESG and Impact Rating, we may depend on information that is incomplete, inaccurate or unavailable and investments that are assigned a higher rating may underperform similar investments or borrower companies with lower ratings.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us, our sub-advisors or borrower companies from transacting with or in certain countries and/or with certain individuals.

Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals who have been placed on the sanctions list administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”).  In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries or subject to certain sanction programs regardless of whether such individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us and our sub-advisors to identify sanctioned parties and prevent dealings with them or significantly restrict or limit investment activities in certain jurisdictions.

Lack of compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition, our ability to make distributions to you and the value of your investment.

Risks Related to our Advisor and its Affiliates

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

The management compensation structure that has been implemented under the Advisory Agreement with our Advisor may cause our Advisor to invest in higher-risk investments or take other risks. In addition to its asset management fee, our Advisor is entitled under the Advisory Agreement to receive subordinated incentive compensation based in part upon our achievement of specified levels of net cash flows. The incentive fee payable by us to our Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable from operations, sales or other sources is determined, which is calculated as a percentage of our net cash flows, may encourage our Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our unitholders.

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

We rely on third-party service providers to perform and support certain advisory services and processes.

These services include but are not limited to, investment research, risk management, compliance, valuation services, financial reporting, audit, custody and information technology. If a third-party service provider causes actions or errors resulting in failure to perform its duties or participates in unauthorized activities, misappropriates assets, fails to identify or disclose any potential or actual conflicts of interest, or otherwise engage in any misconduct, we may suffer adverse consequences. Such consequences could include serious financial harm and could result in litigation or regulatory breach or other unknown or unmanaged risks. There is no guarantee that the due diligence we perform will confirm their reliability, identify risks, or prevent any misconduct, or that we have any recourse against them.

Risks related to Tax Matters

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

We have not requested and do not currently intend to request rulings from the IRS with respect to any of the U.S. federal income tax consequences to the Company or our unitholders. Thus, positions to be taken by the IRS as to any such tax consequences could differ from positions taken by us. If the IRS challenges certain U.S. federal income tax positions taken by us if we are audited, any adjustment to our return resulting from such an audit would result in adjustments to tax returns of our unitholders and might result in an examination of items in such returns unrelated to their investment in the units or an examination of tax returns for prior or later years. Moreover, we and our unitholders could incur substantial legal and accounting costs in contesting any IRS challenge, regardless of the outcome. Our management generally will have the authority and power to act for, and bind the Company in connection with, any such audit or adjustment for administrative or judicial proceedings in connection therewith.

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

Risks related to the Investment Company Act

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

Risks related to ERISA

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

Risks Relating to Our Units

The units sold will not be listed on an exchange for the foreseeable future, if ever. Therefore, it will be difficult for our unitholders to sell their units and, if they are able to sell their units, they will likely sell them at a substantial discount.

Our units are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, our unitholders should not rely on our unit repurchase program as a method to sell units promptly because our unit repurchase program includes numerous restrictions that limit the unitholders’ ability to sell their units to us, and our board of managers may amend, suspend or terminate our unit repurchase program at any time. In particular, the unit repurchase program provides that we may make repurchase offers only if our unitholders have held our units for a minimum of one year, we have sufficient funds available for repurchase from our distribution reinvestment plan and to the extent the total number of units for which repurchase is requested in any 12 month period does not exceed 5% of our weighted average number of outstanding units as of the same date in the prior 12 month period. Therefore, it will be difficult for our unitholders to sell their units promptly or at all. We have not been able to fulfill all repurchase requests submitted during the year ended December 31, 2022 because they exceeded the limitations of the program and we have repurchased a pro rata amount of the unitholders’ requests. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information. If our unitholders are able to sell their units, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell units to someone in those states.

Although the Company has a perpetual duration, it disclosed previously that if the Company did not consummate a liquidity event by August 25, 2021, it would commence an orderly liquidation of its assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation is not in the best interests of the Company’s unitholders. Following the completion of a review process, in May 2021, the board of managers, including all of the independent managers, determined that a liquidation was not in the best interests of the Company’s unitholders and approved the continuation of the Company’s operations through at least August 26, 2022. In August 2022, the board of managers again determined that a liquidation is not in the best interests of the Company's unitholders. The board of managers and management believe that it is in the best interests of the Company's unitholders to continue its operations and to pursue leverage and other alternatives to stabilize the Company's portfolio and NAV

Our unitholders will not have the opportunity to evaluate our investments before we make them, which makes investment in our units more speculative.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2022, we have incurred a cumulative total of approximately $17.3 million in offering costs which has been reimbursed to our Sponsor.

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

The price for units redeemed pursuant to the Company’s unit repurchase program and offered pursuant to the DRP is equal to the most recently disclosed estimated NAV per unit of such class of units, which may not equal the actual NAV per unit on the date of repurchase or reinvestment due to the lag between the timing of the most recent NAV disclosure and the redemption or reinvestment.  In addition, the estimated NAV per unit, as determined by our management in accordance with our valuation policies, may not be an accurate reflection of the fair value of the Company’s assets and liabilities in accordance with GAAP, may not reflect the price at which the Company would be able to sell all or substantially all of its assets or the outstanding units in an arm's length transaction, may not represent the value that the Company’s unitholders could realize upon a sale of the Company or upon the liquidation of its assets and settlement of its liabilities, and may not be indicative of the price at which units would trade if they were listed on a national securities exchange. Further, our board of managers may determine the fair value of our assets completely or in part based upon internal valuation assessments and not independent valuation assessments, which may be materially different. In addition, the determination of fair value involves subjective judgments and estimates, which may not be accurate or complete.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. With increasingly sophisticated cybersecurity threats and attacks becoming more frequent globally, we are more susceptible to operational and information security risks resulting from breaches in cyber security. The primary risks that could directly result from the occurrence of a successful cyber incident include operational interruption, damage to our reputation and business relationships, and compromise or corruption of our confidential information.  In addition, our third-party service providers including contractors, consultants, custodians, administrators, sub-advisors, borrower companies, suppliers with whom we conduct business are also subject to cyber security threats. In many cases, we have to rely on the controls and safeguards put in place by such third parties to defend against, respond to, and report these incidents, and we cannot provide any assurances that confidential information will not be compromised should they become exposed to a cyber security incident.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable because the Company is not an accelerated filer, a large accelerated filer, or a well-known seasoned issuer.

ITEM 2. PROPERTIES

We do not own or lease any properties. Our administrative and principal executive offices, which are located at 1230 Rosecrans Avenue, Suite 605, Manhattan Beach, CA 90266, are leased by our Sponsor.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2022, the Company was not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Net Asset Value

There is no public trading market for our units.

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of a third-party independent valuation firm as to the reasonableness of our internal estimates of fair value of selected loans and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. Our board of managers has determined our estimated net asset value, as of December 31, 2022, to be approximately $5.92 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as compared to approximately $7.12 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as of December 31, 2021. The decrease of approximately $1.20 in the estimated net asset value from December 31, 2021 to December 31, 2022 resulted primarily due to the Company having recorded $34,855,545 in net change in unrealized depreciation on our investments during the year ended December 31, 2022. Our net asset value would decrease for all unit classes in all prior periods if the Sponsor had not absorbed and deferred reimbursement for a substantial portion of our operating expenses since we began our operations. Our estimated net asset value was determined in accordance with the procedures set forth above. See Note 2 to our Consolidated Financial Statements for more information about the valuation of our investments.

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

As of September 28, 2023, there were 18,303,923 Class A units outstanding held of record by 3,733 persons, 7,766,733 Class C units outstanding held of record by 1,893 persons, 10,576,284 Class I Units outstanding held of record by 1,929 persons, 24,555 Class W units outstanding held of record by four persons, 2,683,015 Class Y units outstanding held of record by 227 persons, and 8,423,851 Class Z units outstanding held of record by two persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

Since July 2013, the Company has paid monthly distributions for all classes of units. For the years ended December 31, 2022 and 2021, $16,577,785 and $18,030,422, respectively, of these distributions were paid in cash and $6,928,654 and $7,999,688, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2022, the Company sold an aggregate of 41,163 units of Class Y units to accredited investors for an aggregate gross amount of approximately $295,000. The units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

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

For the year ended December 31, 2022, the Company had received and processed 396 repurchase requests. The Company repurchased an aggregate of 355,052 Class A units, 179,547 Class C units, 413,404 Class I units and 59,770 Class Y units for a total of $7,026,905.

For the year ended December 31, 2021, the Company had received and processed 363 repurchase requests. The Company repurchased an aggregate of 375,049 Class A units, 246,270 Class C units, 392,684 Class I units and 55,393 Class Y units for a total of $7,962,052.

Repurchases for the first, second, third and fourth quarters of 2022 were repurchased at a price equal to $7.123, $7.049, $6,899 and $6.838, respectively per unit, which was the net asset value per unit of each class as of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, respectively, and the most recently disclosed net asset value per unit at the time of repurchase in each respective quarter.

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events" for information regarding the suspension of our unit repurchase program subsequent to December 31, 2022.

During the three months ended December 31, 2022, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
10/01/2022 - 10/31/2022	541	$6.902	541	892,446
11/01/2022 - 11/30/2022	617	$6.899	617	892,446
12/01/2022 - 12/31/2022	258,513	$6.833	258,513	892,446
Total	259,671	$6.833	259,671

During the three months ended December 31, 2022, we repurchased 259,671 units for a total of $1,770,333. In addition, as of December 31, 2022, there were repurchase requests for a total of 259,530 units that were pending which were processed by the Company during January 2023 at a price of $6.838 per unit. During the quarter ended December 31, 2022, eligible repurchase requests exceeded the limitations of our unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that we repurchased approximately 246,000 units, or 6.07% of eligible repurchase requests through the quarterly repurchase program (based on the number of units submitted for repurchase), and approximately 3,686,000 units, or 93.93% of eligible repurchase requests (based on the number of units submitted for repurchase), were not redeemed. Pursuant to the terms of our unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end were carried over to the next quarter and will be treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

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

For the period from June 12, 2013 through December 31, 2022, we issued 8,023,485 units totaling approximately $65,836,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events" for information regarding the suspension of our distribution reinvestment plan subsequent to December 31, 2022.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to our Distribution Reinvestment Plan. SC Distributors, LLC, formally known as StratCap Securities, was the dealer manager for the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017. Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through our Distribution Reinvestment Plan.

Upon termination of the primary portion of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. Units issued pursuant to our Distribution Reinvestment Plan are offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Our Distribution Reinvestment Plan was amended, effective May 25, 2020, to allow holders of all classes of units other than Class Z units to participate, including holders who purchased units in our private placements. The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

From time to time we opportunistically seek to raise capital through sales of our common units in private placements that are exempt from registration under the Securities Act, as amended (the “Securities Act”).

For the year ended December 31, 2022, we issued 986,369 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $6,927,000. In addition, for the year ended December 31, 2022, we issued 41,163 of our units for gross proceeds of approximately $295,000 pursuant to a private placement. As of December 31, 2022, $22,502,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events" for information regarding the suspension of our distribution reinvestment plan subsequent to December 31, 2022.

For the year ended December 31, 2021, we issued 1,069,529 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $8,000,000. In addition, for the year ended December 31, 2021, we issued 814,444 of our units for gross proceeds of approximately $6,106,000 pursuant to a private placement.

From our inception to December 31, 2022, we have issued an aggregate of 56,246,000 of our units, including 8,023,485 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $514,063,000 including approximately $65,836,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $492,401,000.

Impact of COVID-19

The residual economic effects of the COVID-19 pandemic continue to adversely impact many industries and businesses directly and indirectly. Adverse impacts have included disrupted global travel and supply chains, which have adversely impacted global commercial activity. Many businesses across the globe saw a downturn in production and productivity due to the suspension of business and temporary closure of offices and factories that was prevalent during most of 2020 and continued into 2021 in certain areas, including particularly in developing markets, in an attempt to curb the spread of COVID-19. Although economic contractions associated with such suspensions and closures have subsided either in whole for most advanced economies or in part for most developing economies, the economic recovery has been significantly affected by impacts of supply chain disruptions, elevated input costs and cooling demand due to significantly rising interest rates. These issues have more acutely affected developing economies. Currently, the resulting macroeconomic and market condition impacts of COVID-19 are still affecting many of our borrowers.

The Company believes that most regions in which it invests are poised to achieve economic normalization once the supply chain disruptions, input cost increases and elevated interest rates dissipate. However, the Company expects economic recovery to be slower in Sub-Saharan Africa, where vaccination rates have been lower than in the rest of the world and the impact of COVID-19 is likely to impede economic recovery more so than in other regions. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 cases began to spike again globally, it could further adversely impact the Company’s borrowers’ businesses, financial condition and results of operations, which could result in their inability to make required payments in the near term and impact the fair value of the Company’s investments. During the years ended December 31, 2022 and 2021, the Company made material adjustments to the fair value of certain of its investments, in part due to the resulting macroeconomic and market condition impacts of COVID-19. These adjustments, which amounted to approximately $5,895,000 and $6,368,000, respectively, in the aggregate during the years ended December 31, 2022 and 2021, were made with respect to 20.2% and 18.5%, respectively, of the Company’s investments (calculated based on the aggregate fair value of the Company’s total investments).

While many of the Company’s borrowers' businesses have experienced some disruption related to COVID-19, degrees of effect have varied.  For example, as indicated under “Watch List Investments," below, the borrowers with respect to the investment added to the Watch List for the year ended December 31, 2022 and three of the six investments added to the Watch List for the year ended December 31, 2021 have not made required payments in part due to adverse impacts they have experienced related to the COVID-19 pandemic, as well as due to the adverse impacts of supply chain disruptions, elevated input costs and cooling demand due to significantly rising interest rates. Where appropriate, the Company and/or the Company’s sub-advisors are working with borrowers to restructure facilities and may restructure additional facilities to provide relief needed by certain borrowers, without necessarily providing concessions that are out of market. Due in part to the disruptions associated with COVID-19 as well as due to the supply chain disruptions, increased input costs and significantly rising interest rates, the Company can provide no assurances that it will be able to continue to collect interest and principal payments at levels comparable to those prior to the pandemic. Further, the Company can provide no assurances that it will be able to recover all past due amounts from delinquent borrowers. The economic uncertainty and disruption described above is expected to continue and the Company may see further defaults and additional investments may be added to the Watch List in subsequent quarters. The ongoing adverse economic impact of COVID-19 was one of the material contributors to the approximate $1.20 decline in our NAV per unit as of December 31, 2022, as compared to the Company’s NAV per unit as of December 31, 2021.

The Company saw a significant decrease in the NAV per unit during the fourth quarter of 2022, with a NAV per unit of $5.92 as of December 31, 2022 compared to $7.12 as of December 31, 2021. The Company believes that this decrease reflects the fact that certain of the Company’s positions that were already considered Watch List positions experienced a further decline throughout 2022, likely due to the compounded effects of three years of financial hardship that have made it difficult or impossible for some of our borrowers to recover, even as the effects of the pandemic on the global economy have improved.

In addition, the Company saw a slowdown in transaction volume due to the impact of the pandemic through most of 2021, as smaller SMEs and those in industries most affected by COVID-19 (travel and hospitality, retail sales, etc.) were no longer in a position to appropriately add debt capital, which made it more difficult to conduct in-person visits with potential borrowers. Transaction volume has increased over the last year, and the Company’s ability to travel for in-person visits with subadvisors and potential borrowers is no longer adversely affected. Additionally, in future periods, the Company may hold higher levels of cash than before the pandemic to ensure it has sufficient cash available to meet its cash obligations. Uncertain or inconsistent deployment of capital or higher cash balances each have the potential to further reduce cash flow generated to cover the Company’s distributions to its unitholders and/or cause the Company to further reduce its NAV in future periods.

Outlook

The COVID-19 pandemic and its lingering effects have adversely impacted many of the Company’s borrowers both directly and indirectly. First, the adverse impact on the global supply chain, which was exacerbated by the conflict between Russia and Ukraine, has been one of the largest challenges for our borrowers, as most of them are exporters whose income is directly tied to global trade. However, supply chain disruptions and goods shortages have improved throughout 2022, though the rate of commodity price normalization slowed in the fourth quarter.  Second, our borrowers experienced challenges related to the decrease in global demand during 2020, 2021 and 2022, which decreased revenue for many of them. Additionally, input costs remain high and the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. The Company expects some of the regions in which it invests to achieve economic normalization once the lingering supply chain disruptions, input cost increases and elevated interest rates dissipate. However, the Company believes certain regions, industries and borrowers may experience further material economic distress due to the compound impact of more than three years of economic hardship and some borrowers may find it difficult or impossible to recover. If the continuing impacts of COVID-19, combined with rising input costs, further adversely affect borrowers’ businesses, financial condition and results of operations, borrowers may be unable to make required payments in the near term, which could impact the fair value of the Company’s investments.

Economic conditions globally remain challenging, particularly for advanced economies due to the dramatic rise in interest rates. While inflation and rising interest rates are major issues in most advanced economies, the Company believes they are not core issues in the Company’s markets. In the fourth quarter of 2022, economic projections were relatively stable, with the notable exception of China, which struggled significantly in the fourth quarter as a result of its transition from its Zero Covid policy to a near-complete reopening. The Company continues to believe that the central issue driving results is that borrowers are struggling to recover from the compound impact of more than three years of economic hardship. Indeed, although the Company’s NAV per unit modestly decreased by $1.20 as of December 31, 2022, compared to the NAV per unit as of December 31, 2021, the Company’s NAV is a reflection of the cumulative effect of 12 consecutive quarters of the adverse economic impact of COVID-19 and its ramifications, including persistent supply chain and cash flow issues, on our borrowers.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2022, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR

In July 2017, the United Kingdom's Financial Conduct Authority (“FCA”) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR. On March 15, 2022, President Biden signed the Consolidated Appropriation Act of 2022 into law, which includes the Adjustable Interest Rate (LIBOR) Act, containing legislation related to the transition away from LIBOR. This legislation is intended to establish a uniform process for replacing LIBOR in existing contracts and securities that continue after the cessation of LIBOR and do not contain clearly defined or practicable fallback provisions. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts.

         LIBOR was phased out in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of December 31, 2022, 11.3% of the fair value of the Company's total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable.

         The Company's legacy loans transitioned from LIBOR to Synthetic LIBOR in July 2023 and this rate is expected to stay in effect until September 30, 2024. There can be no assurances as to whether this alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR and work with our sub-advisors to seek to ensure the transition away from LIBOR will have minimal impact on our investments, but we can provide no assurances regarding the continuing impact of the discontinuation of LIBOR.

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

From our inception through December 31, 2017, under the terms of the Second Amended and Restated Operating Expense Responsibility Agreement by and among us, the Advisor and the Sponsor (the “Responsibility Agreement”), the Sponsor assumed substantially all our operating expenses. Our Sponsor did not assume any of our operating expenses subsequent to December 31, 2017. From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on behalf of the Company and planned to reimburse to the Company an additional $4,240,231 of operating expenses, which had been paid by the Company as of December 31, 2017.  Subsequent to December 31, 2022, we, the Sponsor and the Advisor agreed to terminate the Responsibility Agreement and extinguish all amounts due thereunder, effective as of the fourth quarter of 2022.  Please see Note 5 to our Consolidated Financial Statements for more information about the Responsibility Agreement and the agreement resulting in its termination, effective as of the fourth quarter of 2022.

Portfolio and Investment Activity

During the year ended December 31, 2022, the Company invested approximately $5.6 million across four separate portfolio companies, including two new borrowers. The Company's investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $14.4 million.

During the year ended December 31, 2021, the Company invested approximately $52.3 million across six separate portfolio companies, including three new borrowers. The Company's investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $40.9 million.

At December 31, 2022 and 2021, the Company’s investment portfolio included 36 and 36 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of December 31, 2022		As of December 31, 2021
	Investments	Percentage of	Investments	Percentage of
	at Fair Value	Total Investments	at Fair Value	Total Investments
Senior secured term loans	$105,084,728	38.5%	$119,374,062	39.5%
Senior secured term loan participations	119,690,547	43.7%	132,290,743	43.9%
Senior secured trade finance participations	31,710,623	11.6%	45,092,689	15.0%
Other investments *	15,925,381	5.8%	3,758,063	1.2%
Equity warrants	1,205,503	0.4%	1,088,168	0.4%
Total investments	$273,616,782	100.0%	$301,603,725	100.0%

*     One of those investment was originally classified as an investment in a credit facility originated by IIG TOF B.V.

As of December 31, 2022, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, and senior secured term loans were 10.1%, 12.1%, and 13.5%, respectively, for a weighted average yield on investments of approximately 11.3% on our total portfolio.

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

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of December 31, 2022 and 2021, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At December 31, 2022, sixteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $84,285,000 or 30.8% of the fair value of the Company’s total investments. At December 31, 2021, nine portfolio companies were on non-accrual status with an aggregate fair value of approximately $25,393,000 or 8.4% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $3,804,000 and $1,585,000, respectively for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, respectively, the Company had 22 and 17 Watch List investments.

As of December 31, 2022, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Year-Ended
	Principal	Fair	Accrued		Valuation	December 31,	December 31,	December 31,	December 31,
Portfolio Company	Balance	Value	Interest	Sub-advisor	Approach	2022	2021	2022	2021
Trustco Group Holdings Ltd. (3)	$18,717,631	$11,754,052	$4,363,486	Helios	Collateral based approach	$604,036	$—	$1,201,960	$—
Helios Maritime	16,243,585	6,984,020	1,214,411	Helios	Hybrid income/collateral based approach	—	—	—	—
Compania Argentina de Grano S.A. (2), (3)	12,500,000	5,239,478	664,010	IIG	Income approach	—	—	—	990,574
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	9,000,000	5,297,921	264,500	IIG	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,180,102	1,347,047	IIG	Collateral based approach	158,216	—	158,216	—
IIG TOF B.V. (1), (2), (3)	6,000,000	2,668,290	572,000	IIG	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (2), (3)	6,000,000	2,857,650	778,500	IIG	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd.	21,074,573	18,604,532	1,680,759	TransAsia	Income approach	—	—	—	—
Conplex International Ltd. (1), (2), (3)	9,072,469	424,976	—	TransAsia	Collateral based approach	—	—	—	—
Producam S.A. (3)	16,035,023	14,476,312	—	Scipion	Income approach	372,333	—	372,333	—
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach	24,194	24,194	95,987	95,987
Mac Z Group SARL (1), (3)	1,433,058	628,862	183,152	Scipion	Collateral based approach	—	—	—	—
Applewood Trading 199 Pty, Ltd. (4)	—	—	—	Barak	Income approach	—	35,143	—	139,426
Multiple ICD (Kenya) Limited (3)	15,090,682	4,926,482	1,713,434	Barak	Hybrid income/collateral based approach	581,760	—	581,760	—
Agilis Partners Holding LLC (1)	568,179	568,179	18,586	Origin	Income approach	—	—	—	—
Agilis Partners	12,100,913	10,757,569	716,796	Origin	Income approach	—	—	—	—
Usivale Industria E Commercio Ltda (1), (3)	545,673	339,257	454,327	N/A	Income approach	—	90,573	—	359,339
Limas Commodities House Limited (3)	22,219,565	15,658,685	—	Transasia	Income approach	653,008	—	653,008	—
Vikudha Malaysia Sdn Bhd (3)	18,484,703	11,846,182	896,935	Transasia	Hybrid income/collateral based approach	566,864	—	566,864	—
TriLinc Peru S.A.C.	3,502,265	3,502,265	—	N/A	Income approach	—	—	—	—
Ecsponent Holdings Limited (1), (3)	5,601,000	2,368,289	703,199	Scipion	Income approach	133,092	—	133,092	—
Itelecom Holding Chile SPA (1). (3)	1,456,162	970,393	322,032	Alsis	Collateral based approach	—	—	40,489	—
Total Watch List	$202,096,207	$124,701,926	$16,027,389			$3,093,504	$149,910	$3,803,710	$1,585,326

1

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2022. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2022 is presented below.

2	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
3	Investments were on non-accrual status.
4	Investment was written off and removed from the Company's financial statements.

As of December 31, 2021, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd.	$18,253,506	$15,184,914	$3,668,770	Helios	Collateral based approach
TRG Cape Verde Holdings Ltd.	14,141,063	11,830,862	3,316,102	Helios	Hybrid income/collateral based approach
Helios Maritime	17,007,004	8,673,930	2,770,970	Helios	Hybrid income/collateral based approach
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,772,744	664,010	IIG	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	9,000,000	6,361,679	264,500	IIG	Collateral based approach
Sancor Cooperativas Unidas Ltda	5,802,296	4,393,274	877,559	IIG	Collateral based approach
IIG TOF B.V. (2), (3)	6,000,000	3,758,063	572,000	IIG	Collateral based approach
Algodonera Avellaneda S.A. (2), (3)	6,000,000	3,398,558	778,500	IIG	Collateral based approach
Triton Metallics Pte Ltd.	19,777,304	17,634,943	833,343	TransAsia	Income approach
Conplex International Ltd. (2), (3)	9,500,000	2,495,595	716,452	TransAsia	Collateral based approach
Producam S.A.	14,979,753	14,387,877	—	Scipion	Hybrid income/collateral based approach
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach
Mac Z Group SARL (3)	1,433,058	628,862	210,568	Scipion	Collateral based approach
Applewood Trading 199 Pty, Ltd. (1), (3)	785,806	497,462	—	Barak	Hybrid income/collateral based approach
Multiple ICD (Kenya) Limited	14,612,822	13,058,231	3,689,897	Barak	Income approach
Usivale Industria E Commercio Ltda (3)	2,851,296	1,832,492	645,932	N/A	Hybrid income/collateral based approach
Itelecom Holding Chile SPA (1)	1,456,162	1,456,162	281,987	Alsis	Income approach
Total Watchlist	$154,748,500	$112,014,078	$19,424,805

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

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022 and we are now seeking enforcement of the UK judgment in Namibia, which is proceeding. The judge has ordered a pre-trial conference hearing to be held prior to March 2023. The fair value decreased by approximately $3,895,000 during the year ended December 31, 2022 as a result of the Namibian dollar weaking against the USD, thus affecting the potential value of the property collateral and additional financial weakness in Trustco.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt and restructured amortization profile. An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Namibian naira, which is a difficult currency to convert to USD. Through the year ended December 31, 2022, approximately $763,000 has been converted and paid; however, as the extension date has passed, a demand notice was sent to both the borrower and the guarantor during the third quarter of 2022. The Company continues to work with the borrower on payment of the $8 million and is currently in the late stages of securing the remaining naira in order to complete the restructuring. The delay in payment, conversion value of USD to naira and time value of money effects resulted in a negative valuation adjustment of approximately $926,000 during the year ended December 31, 2022.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including five of the 22 Watch List investments as of December 31, 2022. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

The SEC charged IIG with fraud on November 21, 2019 and revoked IIG's registration as an investment adviser on November 26, 2019. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. On July 17, 2020, the SEC filed fraud charges against David Hu, one of IIG's co-founders, who was also charged by the U.S. Attorney's Office for the Southern District of New York in a parallel criminal action. On January 28, 2021, David Hu pled guilty to one count of securities fraud, one count of wire fraud, and one count of conspiracy to commit securities fraud and wire fraud. On April 13, 2021, the U.S. Attorney's Office for the Southern District of New York announced that Martin Silver, IIG's other co-founder, pled guilty to one count of conspiracy to commit investment adviser fraud, securities fraud, and wire fraud, one count of securities fraud, and one count of wire fraud for his role in overvaluing and selling fake loans to investors so IIG could collect management and performance fees. Also on April 13, 2021, the SEC filed a civil complaint against Martin Silver, asserting several claims that involve allegations of a string of frauds perpetrated by Mr. Silver and others at IIG in order to keep IIG afloat. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. The Company is taking necessary steps, including legal action in some cases, in order to ascertain as much information as possible regarding these investments.

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of December 31, 2022 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. The proposed changes to the settlement terms were less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in February 2019 (but was never finalized) and therefore, had a negative impact on the valuation of this investment, resulting in a reduction of approximately $3,907,000 during the year ended December 31, 2022. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Therefore, the Company does not expect significant changes to the restructuring plan other than a delay in its implementation to the end of 2023.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account.

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. The Company is continuing to actively monitor this process and seek an assignment of the rights to the loans. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower.

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

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it manages its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. Subsequent to December 31, 2022, the borrower was able to modestly increase its trading business and is expected to resume debt service to the Company in late 2023.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility. While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020. TransAsia immediately notified the Company while a court-appointed provisional liquidator took control of Conplex. On October 14, 2020, TransAsia appointed a receiver to enforce its rights under the secured facility. The facility is secured by a lien on four properties, accounts receivable and two personal guarantees. Deloitte was subsequently appointed as liquidator and has transferred the keys to the mortgaged properties to the receiver. One property was sold in the fourth quarter of 2021, with approximately $596,000 of interest payments received by the Company. Two other properties were sold in January 2022, with approximately $716,000 of interest payments and approximately $67,000 of principal payments received by the Company. A sale and purchase agreement was executed for the remaining property in March 2022 and closed in April 2022, with approximately $361,000 received by the Company. Given that this is a secured facility with the Company in liquidation, it has been valued using the collateral based approach to arrive at the estimated fair value. The Company's ability to collect under the guarantee is in question based on the statement of affairs filed with the bankruptcy trustee, and one of the two guarantors was forced into bankruptcy during the three months ended June 30, 2021. A funds tracing exercise regarding loan disbursements determined there are minimal additional potential sources of recovery, resulting in a reduction in fair value of $1,643,088 for the year ended December 31, 2022.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and able to service the debt until there was a resurgence of the pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a winding up petition against the company’s Hong Kong-based parent company and loan guarantor. The wind-up petition has been postponed until November 2022 and is currently in the early stages of judicial process; however, based on the possibility of an enforcement, the Company issued a Reservation of Rights Letter to Vikudha in June 2022. In August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the winding up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes; however, as this process has delayed the probability of more negative scenarios, including ultimate liquidation, have increased resulting in a reduction in fair value of $6,638,520 for the year ended December 31, 2022.

Limas Commodities House Limited

In August 2017, the Company provided a $15 million senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructure legal proceedings concluded during the third quarter of 2022 which extended repayment of the debt and reduced the future interest rate from 11.5% to 10%. The borrower has progressed slowly towards materially ramping up its trading activity, with expectation of active shipments taking place in the second half of 2023. The borrower has progressed slowly towards materially ramping up its trading activity as the licensing for outputs have been delayed in the court process; however active shipments are expected in the first half of 2024. As a result of all of the above, a negative valuation adjustment during the year ended December 31, 2022 of approximately $6.6 million was recognized.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value as a percentage of face value decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated resulting in further decline in fair value amounting to approximately $967,000 during the year ended December 31, 2022. As all interest was capitalized as part of the amendment, no interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. The Company is continuing to work with the borrower to process and sell the remaining coffee, as well as pursuing an arbitration settlement with the collateral manager.

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

Investments through Barak Fund Management Ltd. (“Barak”) as the Sub-Advisor

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Ltd ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. However, the loan is no longer on standstill as the lenders are requiring additional progress in order to renew it. The additional uncertainty regarding the lenders group’s willingness to restructure the loan has increased the probability that MICD may be liquidated. As a result, a negative valuation adjustment during the year ended December 31, 2022 of approximately $8.6 million was recognized.

Applewood Trading 199 (Pty) Ltd.

In July 2014, the Company purchased a Participation in a trade finance facility originated by Barak, with Applewood Trading 199 (Pty) Ltd. (“Applewood”), a South African company that processes and imports nuts and dried fruit. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics. Despite the fact that Barak has been actively seeking to restructure the loan facility with Applewood, the position did not yield the expected returns and was deemed unlikely to do so in the future. Therefore, the Company decided to stop accruing interest in the first quarter of 2016. In the fourth quarter of 2022, Applewood was sold and only distributed approximately $51,000 to the Company, and the remaining unamortized cost was written off from the book.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda, which resulted in a decline in fair value of $1,343,000 to account for increased credit risk associated with the position during the year ended December 31, 2022. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment, and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower.

Other Investments

Usivale Industria E Commercio Ltda

In December 2013, the Company made an investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, comprised of two senior secured term loans for an aggregate loan amount of $2,500,000. During 2016, Usivale entered into a judicial recovery process that resulted in an approved repayment plan on October 7, 2016. The Company received regular annual interest payments for 2017 and 2018. Unfortunately, Usivale continued to have challenges and was not able to make any payments thereafter. Usivale is currently not complying with the payment obligations under the above mentioned judicial recovery process. The Company has been negotiating a potential restructuring of the loan to support the sustainability of Usivale, including engaging industry and financial consultants to that effect. The judge responsible for the bankruptcy proceedings of Usivale has asked the Company and Usivale to seek an agreement on a potential restructuring to be submitted to a creditors meeting to be held in June 2022. The judge overseeing the judicial restructuring urged Usivale and the Company to come to an agreement to avoid liquidation of the company. Usivale and the Company completed a settlement agreement in the second quarter of 2022. Terms of the settlement require Usivale to make an upfront payment of $10,000 and $200,000 per year for 5 years, for expected repayments totaling $1,010,000. The new settlement agreement requires assignment of new collateral that would shift the repayment risk to a receivable from SucDen, one of the world's largest traders of sugar. As the SucDen contract is Usivale's most important, execution risk on the settlement amount is expected to be lower. The first partial installment was received on January 19, 2023.

TriLinc Peru S.A.C. (formerly known as Kinder Investments, Ltd.)

In December 2018, as part of a restructuring, TriLinc assigned its loan exposure in Corporacion Prodesa S.R.L. to Kinder Invsetments, Ltd. (“Kinder”), a private equity investment vehicle. After a successful start with new ownership in 2019, the borrower faced significant obstacles associated with loss of business volume due to point of sale closings due to the Covid-19 pandemic and subsequent rising raw material prices, challenging operating performance. From the onset of the pandemic through most of 2022, Kinder continued supporting the business with shareholder capital. During the fourth quarter of 2022, Kinder agreed to a settlement with the Company for consensual enforcement of the Company’s collateral, principally real estate, as part of a distressed sale whereby Kinder sold the underlying operating company, Prodesa, to another party.

Going forward, the Company owns a Peruvian company, TriLinc Peru S.A.C., which itself owns the real estate previously held as collateral under the prior loan agreement and is receiving monthly rental income. In recognition of the settlement and consensual collateral enforcement, a decline in the fair value of $1,387,430 was recognized during the year ended December 31, 2022.

Ecsponent Holdings, Ltd.

In December 2017, TriLinc made a $4.74 million investment in Ecsponent Holdings, Ltd. (“Ecsponent”) to finance SMEs and provide fee-based services to entrepreneurs based in Botswana through the borrower’s Business Credit Unit. Subsequently, during the third quarter of 2020, Ecsponent announced that its board of directors had launched a forensic investigation into the use of proceeds for various financial transactions executed by its former management, including the Company’s investment. The combination of misapplied financing transactions and significant poor performance by other business units of the group, caused Ecsponent to seek deferment of its interest payments while it sought additional fund raising to financial and liquidity challenges, which the Company granted in the fourth quarter of 2020.  However, the Covid-19 pandemic economic environment delayed several of the borrower’s plans and initiatives.

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies, which Ecsponent is a part of, and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022, and including subsequent events through the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent.  The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Bostwana to reach a settlement, which the Company expects to progress in future quarters.  As a result the significantly increased risk of creditor actions which could lead to a liquidation of Ecsponent, a negative valuation adjustment during the year ended December 31, 2022 of approximately $3.2 million was recognized.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of December 31, 2022. Our interest receivable balances at December 31, 2022 and 2021 are recorded at net realizable value. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balance as of December 31, 2022 and 2021 amounted to approximately $2,407,000 and $3,487,000, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Investment income
Interest income	$27,308,389	$36,414,948
Interest from cash	3,481	41,937
Total investment income	27,311,870	36,456,885
Expenses
Asset management fees	6,489,991	7,065,751
Incentive fees	3,151,543	3,320,467
Professional fees	6,000,564	3,237,170
General and administrative expenses	5,370,999	1,314,923
Interest expense	221,778	195,056
Board of managers fees	257,500	257,500
Total expenses	21,492,375	15,390,867
Net investment income	$5,819,495	$21,066,018

Revenues

For the years ended December 31, 2022 and 2021, total investment income amounted to $27,311,870 and $36,456,885, respectively. Interest income decreased by approximately $9,145,000 during 2022, primarily due to the annualized impact of certain non-performing positions having been previously put on non-accrual status, credit loss from interest receivable and more non-performing positions that were newly put on non-accrual status in 2022.

During the year ended December 31, 2022, $13,812,090 or 50.6% of the interest income earned came from loan and trade finance participations and $13,496,298 or 49.4% came from direct loans. In addition, we earned $3,481 in interest income on our cash balances.

During the year ended December 31, 2021, $22,057,685 or 60.6% of the interest income earned came from loan and trade finance participations and $14,357,263 or 39.4% came from direct loans. In addition, we earned $41,937 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the year ended December 31, 2022 increased approximately by $6,846,000 to $11,850,841 from $5,004,649 for the year ended December 31, 2021. The increase was primarily due to (i) a write-off of due from affiliates in the amount of approximately $4,240,000 and (ii) an increase in professional fees of approximately $2,723,000 which was primarily driven by more fees incurred for legal and audit services in connection with the financial statement audit and arrangements under the credit facilities.

For the years ended December 31, 2022 and 2021, the asset management fees amounted to $6,489,991 and $7,065,751, respectively. The incentive fees for the years ended December 31, 2022 and 2021 amounted to $3,151,543 and $3,320,467 respectively. The decrease in incentive fees is primarily due to the decrease in revenue during the year ended December 31, 2022.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded realized losses of $4,417,913 and $4,008,719 for the years ended December 31, 2022 and 2021. We recorded net change in unrealized losses of $34,855,845 and $13,643,894 for the years ended December 31, 2022 and 2021, respectively. The realized and unrealized losses were primarily driven by macro events, including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2022, we had approximately $14.5 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the year ended December 31, 2022, increased by $21.7 million compared to the prior year. This increase is primarily the result of a decrease of $44.8 million in the purchase of investments versus the prior year. This was partially offset by a decrease of $24.7 million in the proceeds from disposition of investments. These changes reflected the increased liquidity challenges impacting our portfolio during 2022. Additionally, management and incentive fees paid during the year ended December 31, 2022 decreased compared to the prior year, primarily resulting from the decline of investment income compared to the prior year.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the year ended December 31, 2022, decreased by $14.2 million compared to the prior year. The decrease is primarily attributable to the net proceeds of $17.0 million received from the issuance of a new note payable during 2022. There was no change in notes payable for the year ended December 31, 2021. However, the decrease was partially offset by the reduction of $5.8 million of net proceeds from the issuance of new shares during the year ended December 31, 2022, compared to the prior year. Additionally, cash used in financing activities decreased during 2022 due to less distributions having been paid to unitholders in 2022 compared to 2021. This is a result of the decline in the Company’s NAV during 2022.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. TGIFC repaid the CS Note in full in January 2022. On November 3, 2022, the Company entered into a transaction with an unrelated financial institution, whereby, it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On November 22, 2022, TGIFC entered into two Facility Agreements (the "Facility Agreements") with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") and BlueOrchard Microfinance Fund ("BlueOrchard") as Lenders. Pursuant to the Loan Documents, each of DEG and BlueOrchard will provide a loan with a principal amount of up to $25 million, for an aggregate principal amount of up to $50 million (the “Credit Facility”). As of December 31, 2022, we had $17 million in total debt outstanding, net of debt issuance costs, with a debt to equity ratio of 6.0%. As of September 1, 2023, we had no debt outstanding. See "Notes to Consolidated Financial Statements - Note 7. Notes Payable, and Note 11. Subsequent Events."

Company Strategy

Although the Company has a perpetual duration, it disclosed previously that if the Company did not consummate a liquidity event by August 25, 2021, it would commence an orderly liquidation of its assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation is not in the best interests of the Company’s unitholders. Following the completion of a review process, in May 2021, the board of managers, including all of the independent managers, determined that a liquidation was not in the best interests of the Company’s unitholders and approved the continuation of the Company’s operations through at least August 26, 2022. In August 2022, the board of managers again determined that a liquidation is not in the best interests of the Company's unitholders. The board of managers and management believe that it is in the best interests of the Company's unitholders to continue its operations and to pursue leverage and other alternatives to stabilize the Company's portfolio and NAV through December 31, 2023.

Distributions

We have paid distributions commencing with the month beginning July 1, 2013, and we intend to continue to pay distributions on a monthly basis. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2022, we paid a total of $23,506,439 in distributions, comprised of $16,577,785 paid in cash and $6,928,654 reinvested under our Distribution Reinvestment Plan.

Related Party Transactions

For the years ended December 31, 2022 and 2021, the Advisor earned $6,489,991, and $7,065,751, respectively, in asset management fees and $3,151,543 and $3,320,467, respectively, in incentive fees.

On September 1, 2022, the Company sold $1.25 million of its investment in Africell Holding Limited to an entity whose advisor is under common ownership with the Company’s Advisor and, subsequent to September 30, 2022, the Company sold one of its participation interests to a third party for $5.0 million, with an agreement to repurchase the participation from the buyer in approximately four months (as further discussed in Note 5 to the financial statements).

As of December 31, 2022 and 2021, due from affiliates on the Consolidated Statements of Assets and Liabilities in the amount of $0 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company. Please see Note 5 to our Consolidated Financial Statements for more information about the Responsibility Agreement and the agreement resulting in its termination, effective as of the fourth quarter of 2022.

For the years ended December 31, 2022 and 2021, we paid SC Distributors, formally known as StratCap Securities, the dealer manager for certain of our offerings, approximately $396,000 and $432,000, respectively in ongoing distributions fees, dealer manager fees and service fees.

Legal Proceedings

As of December 31, 2022, the Company was not a party to any material legal proceedings.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during year ended December 31, 2022, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that we expect to collect such amounts. The Company does not accrue as a receivable interest on loans for accounting purposes if there is reason to doubt the ability to collect such interest. The Company determines the net realizable value using the same methodologies used to determine the fair value of investments. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight line basis, which we have determined not to be materially different from the effective yield method.

The Company records prepayment penalties for loans and debt securities paid back to us prior to the maturity date as interest income upon receipt.

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

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are performing loans, with no macroeconomic indicator or other event observed that would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment, most of these investments have a fair value that that does not deviate materially from amortized cost. If, pursuant to the Company’s quarterly review, the Company determines that one or more material valuation adjustments are appropriate, then the Company adjusts the fair value. Historically, in most cases when these adjustments have resulted in a fair value that is materially different from amortized cost, it has resulted in the Company’s determination to place the investment on the Watch List.

Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of our investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, we may use a collateral based approach (also known as a liquidation or net recovery approach). The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model. When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery. The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing our investments include, as applicable:

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

None.

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

Because of its innate limitations, internal control over our financial statements is not intended to provide an absolute guarantee that a financial statement misstatement can be detected or prevented. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2022, the board of managers held 11 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	62	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	63	Chief Compliance Officer and Affiliated Manager
Scott T. Hall	52	Chief Operating Officer
Mark A. Tipton	63	Chief Financial Officer
Paul Sanford	48	Chief Investment Officer
Terry Otton	69	Independent Manager
Cynthia Hostetler	60	Independent Manager
R. Michael Barth	74	Independent Manager

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

Audit Committee

Our board of managers has established an audit committee that consists of Messrs. Terry Otton and R. Michael Barth, and has designated Mr. Terry Otton as an audit committee financial expert. Mr. Terry Otton serves as chair of this committee. All members of our Audit Committee are independent managers. The Audit Committee assists our board in overseeing the following:

•	our accounting and financial reporting policies;

•	the integrity and audits of our financial information;

•	our compliance with legal and regulatory requirements;

•	quarterly valuations of our investment portfolio; and

•	the performance of our risk management function and the independent registered public accounting firm.

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and considers and approves the audit and non-audit services provided by the independent registered public accounting firm. During 2022, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Ms. Cynthia Hostetler and Messrs. Terry Otton and R. Michael Barth. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had four meetings in 2022. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.” Our Corporate Governance and Conflicts Committee also has the responsibility for managing cybersecurity and data privacy risks.

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

During 2022, we compensated each of our independent managers with an annual retainer of $70,000. In addition, we paid our independent managers fees for participating on committees of the board as follows:

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$100,000	—	$100,000
Cynthia Hostetler	$77,500	—	$77,500
R. Michael Barth	$80,000	—	$80,000

The Company did not have any outstanding equity awards as of December 31, 2022.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2022 and 2021, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2022 and 2021, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of managers) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this filing for each person or group that holds more than 5% of any class of our voting securities, for each manager and executive officer and for our managers and executive officers as a group. As of the date of this filing, we had [47,xxx,xxx] units issued and outstanding. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 605, Manhattan Beach, California 90266.

	Number of Units
Name of Beneficial Owner (1)	Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.67%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Mark Tipton	—		—
Scott Hall	—		—
Brent VanNorman	2,164	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All managers and officers as a group	341,223		0.72%

*	Amount represents less than 0.1%
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

We did not have any outstanding equity awards as of December 31, 2022.

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

Related Party Transactions

For the years ended December 31, 2022 and 2021, the Advisor earned $6,489,991, and $7,065,751, respectively, in asset management fees and $3,151,543 and $3,320,467, respectively, in incentive fees.

On September 1, 2022, the Company sold $1.25 million of its investment in Africell Holding Limited to a fund whose advisor along with the Company's advisor are wholly owned and under common ownership by the same entity.

As of December 31, 2022 and 2021, due from affiliates on the Consolidated Statement of Assets and Liabilities in the amount of $0 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company. Please see Note 5 to our Consolidated Financial Statements for more information about the Responsibility Agreement and the agreement resulting in its termination, effective as of the fourth quarter of 2022.

For the years ended December 31, 2022 and 2021, we paid SC Distributors, formally known as StratCap Securities, the dealer manager for certain of our offerings, approximately $396,000 and $432,000 respectively in ongoing distributions fees, dealer manager fees and service fees.

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

Independent Registered Public Accounting Firm

As previously reported, on May 10, 2022, BDO USA, P.C. (“BDO”), our prior independent registered public accounting firm, notified our audit committee in writing that BDO would resign as our independent registered public accounting firm, effective upon the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

As previously reported, on July 20, 2022, the Company engaged RSM US LLP (“RSM”) as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2022. On February 28, 2023 RSM informed the Company that it resigned as our independent registered public accounting firm, effective immediately as reported, on March 6, 2023.

On June 26, 2023, our audit committee approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm for fiscal year 2022.

Audit Fees

The aggregate amount of fees estimated by KPMG for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K for fiscal year 2022 was approximately $2,500,000.

The aggregate amount of fees billed by BDO for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Qs for fiscal years 2022 and 2021 was approximately $153,000 and $575,000, respectively.

The aggregate amount of fees billed by RSM for the professional services rendered in connection with reviews of the financial statements included in the Company’s Form 10-Qs for fiscal year 2022 was $84,000.

Audit Related Fees

The aggregate amount of fees billed by BDO for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal years 2022 and 2021 was approximately $14,000 and $12,000, respectively.

Tax Fees

There were approximately $235,000 and $210,000 in tax fees billed by KPMG to the Company for fiscal years 2022 and 2021, respectively.

All Other Fees

There were no other fees billed to the Company for fiscal years 2022 or 2021.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(1)	The following consolidated financial statements:

•	Report of Independent Registered Public Accounting Firm (KPMG) as of and for the year ended December 31, 2022

•	Report of Independent Registered Public Accounting Firm (BDO) as of and for the year ended December 31, 2021

•	Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021

•	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2022 and 2021

•	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

•	Consolidated Schedules of Investments as of December 31, 2022 and 2021

•	Notes to the Consolidated Financial Statements

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

10.1

Second Amended and Restated Advisory Agreement between TriLinc Advisors, LLC and TriLinc Global Impact Fund, LLC, dated February 14, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

To the Unitholders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of TriLinc Global Impact Fund, LLC and subsidiaries (the Company) as of December 31, 2022, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, changes in net assets and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments and net realizable value of interest receivable

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures its investments at fair value and interest receivable at net realizable value. The Company’s investment portfolio is comprised of senior secured term loans, senior secured term loan participations, senior secured trade finance participations, and other investments, where the borrowers are small and medium enterprises, primarily in developing economies. The Company determines the fair value of investments primarily using the income and collateral-based approaches which each use significant unobservable inputs. The Company determines the net realizable value of interest receivable using the same methodologies used to determine the fair value of investments. As of December 31, 2022, investments at fair value and interest receivable were $274 million and $26 million, respectively.

We identified the evaluation of the fair value of investments and net realizable value of interest receivable as a critical audit matter due to the high degree of subjective auditor judgement required to evaluate certain key inputs used in the income and collateral-based models utilized in the valuation of these accounts. These key inputs included discount rates, estimated timing and amount of future cash flows and, for certain investments, the expected proceeds from liquidation of collateral and other proceedings. Changes in these inputs could have a significant impact on the fair value of investments and net realizable value of interest receivable. Additionally, specialized skills and knowledge were required to evaluate the discount rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the selection of key inputs used in the determination of the fair value of investments and the net realizable value of interest receivable. For certain investments and interest receivable balances, we (1) compared cash flow projections used by the Company to the terms of the loan agreement or the expected terms of the loan restructuring, (2) evaluated the borrowers’ financial condition through the inspection of the borrowers’ financial reports or other documentation, as applicable. For certain investments and interest receivable balances, we compared the expected proceeds from the liquidation of collateral and other proceedings to underlying third-party documentation related to the collateral amounts used in developing the liquidation value. For certain investments and interest receivable balances, we further assessed the Company’s estimates of future cash flows from bankruptcy or liquidation proceedings by comparing such amounts to appraisals or other court issued documentation.

For certain investments and interest receivable balances, we involved valuation professionals with specialized skills and knowledge, who assisted in:

o	evaluating the Company’s discount rates by comparing each to a discount rate range that was independently developed using publicly available data of similar credit risk instruments.

o

evaluating the Company’s estimate of value and implied yield by developing an independent estimate of value based upon independently developed ranges of inputs utilizing relevant market information from publicly available data of similar credit risk instruments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Los Angeles, California

September 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit-holders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC (the “Company”) as of December 31, 2021, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations, changes in its net assets, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company's auditor from 2019 to 2022.

Los Angeles, California

March 30, 2022

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2022	2021
ASSETS
Investments owned, at fair value (amortized cost of $350,118,576 and $343,249,977, respectively)	$273,616,782	$301,603,725
Cash	14,510,817	16,795,342
Interest receivable	26,014,317	26,523,185
Due from affiliates (see Note 5)	—	4,240,231
Other assets	680,813	1,048,606
Total assets	314,822,729	350,211,089

LIABILITIES
Due to unitholders	1,344,445	1,399,510
Management fee payable	2,244,056	1,727,974
Incentive fee payable	—	141,685
Notes payable	16,985,091	5,000,000
Repurchase obligation	5,000,000	—
Unit repurchases payable	1,769,470	1,712,444
Accrued distribution and other fees	420,000	446,000
Accrued expenses	4,255,679	1,023,473
Other payables	856,583	34,946
Total liabilities	32,875,324	11,486,032
Commitments and contingencies (see Note 5)
NET ASSETS	$281,947,405	$338,725,057

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$116,145,148	$137,132,359
Net capital paid in on Class C units	49,481,188	58,788,598
Net capital paid in on Class I units	66,505,510	79,540,368
Net capital paid in on Class W units	155,409	184,742
Net capital paid in on Class Y units	17,085,521	20,397,391
Net capital paid in on Class Z units	49,930,031	59,999,307
Offering costs	(17,355,402)	(17,317,708)
Net assets (equivalent to $5.927 and $7.123, respectively per unit based on total units outstanding of 47,639,086 and 47,619,327, respectively)	$281,947,405	$338,725,057
Net assets, Class A (units outstanding of 18,233,751 and 18,128,699, respectively)	$108,075,475	$129,122,569
Net assets, Class C (units outstanding of 7,831,059 and 7,827,952, respectively)	46,015,414	55,329,980
Net assets, Class I (units outstanding of 10,443,595 and 10,517,764, respectively)	61,883,510	74,893,312
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	144,542	173,893
Net assets, Class Y (units outstanding of 2,682,275 and 2,696,506, respectively)	15,898,433	19,205,996
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	49,930,031	59,999,307
NET ASSETS	$281,947,405	$338,725,057

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2022	2021
INVESTMENT INCOME
Interest income	$27,308,389	$36,414,948
Interest from cash	3,481	41,937
Total investment income	27,311,870	36,456,885
EXPENSES
Asset management fees	6,489,991	7,065,751
Incentive fees	3,151,543	3,320,467
Professional fees	6,000,564	3,237,170
General and administrative expenses	5,370,999	1,314,923
Interest expense	221,778	195,056
Board of managers fees	257,500	257,500
Total expenses	21,492,375	15,390,867
NET INVESTMENT INCOME	5,819,495	21,066,018
Net change in unrealized depreciation on investments	(34,855,545)	(13,643,894)
Realized loss on investments	(4,417,913)	(4,008,719)
Foreign exchange loss	—	(11,554)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(33,453,963)	$3,401,851

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.12	$0.45
EARNINGS (LOSSES) PER UNIT - BASIC AND DILUTED	$(0.70)	$0.07
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,725,053	47,102,346

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	For the Years Ended
	December 31,	December 31,
	2022	2021
INCREASE (DECREASE) FROM OPERATIONS
Net investment income	$5,819,495	$21,066,018
Foreign exchange loss	—	(11,554)
Net change in unrealized depreciation on investments	(34,855,545)	(13,643,894)
Realized loss on investments	(4,417,913)	(4,008,719)
Net increase (decrease) from operations	(33,453,963)	3,401,851
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(8,986,057)	(9,981,568)
Distributions to Class C unitholders	(3,816,595)	(4,311,948)
Distributions to Class I unitholders	(5,193,998)	(5,788,640)
Distributions to Class W unitholders	(10,926)	(12,270)
Distributions to Class Y unitholders	(1,338,164)	(1,287,547)
Distributions to Class Z unitholders	(4,160,699)	(4,648,137)
Net decrease from distributions	(23,506,439)	(26,030,110)
INCREASE (DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units	3,231,420	3,795,948
Issuance of Class C units	1,724,527	779,810
Issuance of Class I units	1,939,841	3,406,078
Issuance of Class Y units	325,561	6,105,803
Repurchase of Class A units	(2,481,899)	(2,789,510)
Repurchase of Class C units	(1,251,713)	(1,830,642)
Repurchase of Class I units	(2,876,824)	(2,929,708)
Repurchase of Class Y units	(416,469)	(412,192)
Offering costs	(37,694)	(79,901)
Distribution and other fees	26,000	34,000
Net increase from capital transactions	182,750	6,079,686
NET CHANGE IN NET ASSETS	(56,777,652)	(16,548,573)
Net assets at beginning of year	338,725,057	355,273,630
Net assets at end of year	$281,947,405	$338,725,057

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(33,453,963)	$3,401,851
ADJUSTMENT TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(5,621,831)	(50,466,522)
Proceeds from disposition of investments	14,395,169	39,059,632
Payment-in-kind interest	(19,595,008)	(19,832,878)
Net change in unrealized depreciation on investments	34,855,545	13,643,894
Realized loss on investments	4,417,913	4,008,719
Foreign exchange loss	—	11,554
Accretion of discounts on investments	(464,845)	(442,273)
Amortization of debt issuance costs	23,617	—
Changes in assets and liabilities:
Increase in interest receivable	508,868	(5,458,411)
Decrease in due from affiliates	4,240,231	—
Increase (Decrease) in other assets	367,793	(240,716)
Decrease in due to unitholders	(55,065)	(240,551)
Increase (Decrease) in management and incentive fees payable	374,397	(1,162,423)
Increase (Decrease) in accrued expenses	3,232,206	(99,462)
Increase in other payables	821,637	164,687
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	4,046,664	(17,652,899)
Cash flows from financing activities
Repayment of notes payable	(5,000,000)	—
Proceeds from issuance of notes payable	18,000,000	—
Payments of debt issuance costs	(1,038,526)	—
Proceeds from issuance of a repurchase obligation	5,000,000	—
Distributions paid to unitholders	(16,577,785)	(18,030,422)
Net proceeds from issuance of units	292,695	6,087,951
Payments of offering costs	(37,694)	(79,901)
Repurchase of units	(6,969,879)	(8,532,163)
NET CASH USED IN FINANCING ACTIVITIES	(6,331,189)	(20,554,535)
TOTAL DECREASE IN CASH	(2,284,525)	(38,207,434)
Cash at beginning of year	16,795,342	55,002,776
Cash at end of year	$14,510,817	$16,795,342
Supplemental information
Cash paid for interest during the year	$11,169	$191,700
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$6,928,654	$7,999,688
Maturity of investment offset with new investment	$—	$1,853,390
Change in accrual of distribution and other fees	$(26,000)	$(34,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of December 31, 2022

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$545,673	N/A	$545,673	$339,258	0.1%
Ecuador	Grupo Surpapel (9)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.28% Cash/2.20% PIK	0.0%	6/18/2025	9,795,061	14%	9,795,061	9,795,061	3.5%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	22,219,565	100%	22,219,565	15,658,685	5.6%
Indonesia	PT Citra Labuantirta	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.5%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,703	67%	18,484,703	11,846,182	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	15.50% PIK	0.0%	7/27/2023	38,841,010	58%	38,841,010	38,841,010	13.8%
Singapore	Triton Metallics Pte Ltd. (5)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	13.50% PIK	0.0%	8/18/2025	21,074,573	100%	21,074,573	18,604,532	6.6%
Total Senior Secured Term Loans									120,960,585	105,084,728	37.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	15.46%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,368,290	0.8%
Brazil	Qintess Tecnologia e Participacoes Ltda	Computer Related Services, NEC	IT Service Provider	10.75% Cash/3.25% PIK	0.0%	11/23/2023	19,082,939	27%	19,197,072	19,197,073	6.8%
Brazil	Dock Brasil Engenharia E Servicos S.A.	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/10.0% PIK	0.0%	12/7/2023	7,185,803	42%	7,185,803	7,185,803	2.5%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	18,147,562	30%	18,147,562	17,834,541	6.3%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	3,219,553	40%	3,219,553	3,219,553	1.1%
Ghana	Quantum Group Ltd (10)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	3,289,660	76%	3,289,660	3,289,660	1.2%
Jersey	Africell Holding Limited	Telephone Communications	Mobile Network Operator	14.42%	0.0%	9/30/2026	13,750,000	13%	13,750,000	13,750,000	4.9%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.27% Cash/4.00% PIK	0.0%	3/31/2023	15,090,682	60%	15,090,682	4,926,482	1.7%
Mexico	HINV, S.A. DE C.V. (8)	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/24/2027	1,796,474	18%	1,796,474	1,796,474	0.6%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	11,754,052	4.2%
Netherlands	Cevher International B.V. Netherlands	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	9,779,546	9,779,546	3.5%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	11/30/2021	16,243,585	100%	16,243,584	6,984,020	2.5%
Romania	Lidas SRL	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,187,371	41%	6,279,305	6,279,305	2.2%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	568,179	49%	568,179	568,179	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	12,100,913	56%	12,100,913	10,757,569	3.8%
Total Senior Secured Term Loan Participations									150,966,964	119,690,547	42.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,239,479	1.9%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	100%	5,802,296	4,180,102	1.5%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	53%	16,035,023	14,476,312	5.1%
Ecuador	Pacfish S.A. (8)	Frozen Fish and Seafood	Seafood Processing Company III	12.14%	2.1%	2/22/2023	256,741	100%	256,741	256,741	0.1%
Hong Kong	Conplex International Ltd. (5), (6)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	5/31/2020	9,072,469	26%	9,072,469	424,976	0.2%
Indonesia	PT Citra Labuantirta (11)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Nigeria	Courtyard Farms Limited (12)	Farm Products	Cocoa Trader III	8.50%	0.0%	3/31/2023	664,101	11%	664,101	664,101	0.2%
Nigeria	Alfa Systems and Commodity Company Limited (12)	Farm Products	Cocoa Trader II	8.50%	0.0%	3/31/2023	820,482	13%	820,482	820,482	0.3%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	15%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									50,799,542	31,710,623	11.3%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	N/A	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,668,290	0.9%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,857,650	1.0%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	9,000,000	N/A	9,000,000	5,297,921	1.9%
Morocco	Mac Z Group SARL (5), (6)	N/A	Scrap Metal liquidation	N/A	0.0%	7/31/2018	1,433,058	N/A	1,433,058	628,862	0.2%
Peru	TriLinc Peru S.A.C. (5)	N/A	Real estate property	N/A	0.0%	12/31/2025	3,502,265	N/A	3,502,265	3,502,265	1.2%
Total other investments									27,391,485	15,925,381	5.5%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,205,503	0.4%

Total Investments									$350,118,576	$273,616,782

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Watch List investment. Refer to the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
[6]	Investment on non-accrual status.
[7]

The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 2.0% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on July 27, 2024.

[8]	New investment in the fourth quarter of 2022.
[9]	The Company had entered into a repurchase agreement in the forth quarter of 2022. Refer to Note 5 for additional information.
[10]	The maturity date was extended to 9/15/2023.
[11]	The maturity date was extended to 8/31/2023.
[12]	The maturity date was extended to 9/30/2023.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2021

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (12), (17), (18)	Sugarcane and Sugar Beets	Sugar Producer	12.43%	0.0%	12/15/2020	$2,851,296	N/A	$2,851,296	$1,832,492	0.5%
Chile	Itelecom Holding Chile SPA (5), (17)	Electric Services	LED Lighting Service Provider	11.00%	0.0%	6/6/2021	1,456,162	N/A	1,456,162	1,456,162	0.4%
Colombia	Other Investments (20)	Personal Credit Institutions	Consumer Lender	11.25%	0.0%	1/15/2022	293,920	N/A	293,920	293,920	0.1%
Ecuador	Other Investments	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	9.16% Cash/2.20% PIK	0.0%	6/18/2025	12,387,189	N/A	12,387,189	12,387,189	3.7%
Hong Kong	Limas Commodities House Limited (11)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	20,389,264	N/A	20,389,264	20,389,264	6.0%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	13.00%	0.0%	3/4/2024	10,000,000	N/A	10,000,000	10,000,000	3.0%
Malaysia	Vikudha Malaysia Sdn Bhd (7)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	17,537,201	N/A	17,537,201	17,537,201	5.2%
Mexico	Blue Arrow Biojet Holdings, LLC (9)	Refuse Systems	Waste to Fuels Processor	14.50% PIK	1.3%	1/27/2023	32,962,527	N/A	32,962,527	32,962,527	9.7%
Peru	Kinder Investments, Ltd. (16)	Sanitary Paper Products	Diaper Manufacturer II	8.00% Cash/3.00% PIK	0.0%	12/31/2024	4,880,364	N/A	4,880,364	4,880,364	1.4%
Singapore	Triton Metallics Pte Ltd. (17)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.00% PIK	0.0%	8/18/2025	19,777,304	N/A	19,777,304	17,634,943	5.2%
Total Senior Secured Term Loans									122,535,227	119,374,062	35.2%
Senior Secured Term Loan Participations (1)
Botswana	Other Investments	Short-Term Business Credit	SME Financier	9.63%	0.0%	8/18/2023	4,740,000	47%	4,740,000	4,740,000	1.4%
Brazil	Qintess Tecnologia e Participacoes Ltda (13)	Computer Related Services, NEC	IT Service Provider	10.00% Cash/3.00% PIK	0.0%	11/23/2023	18,774,784	27%	19,032,888	19,032,888	5.6%
Brazil	Other Investments	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/8.00% PIK	0.0%	12/7/2023	6,501,170	42%	6,466,030	6,466,030	1.9%
Cabo Verde	TRG Cape Verde Holdings Ltd (6), (17)	Hotels and Motels	Hospitality Service Provider	10.00% Cash/4.75% PIK	0.0%	12/31/2021	14,141,063	88%	14,141,063	11,830,862	3.5%
Colombia	Other Investments	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	9/1/2025	5,048,473	7%	5,048,473	5,048,473	1.5%
Ghana	Other Investments (6)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	8,367,480	76%	8,367,480	8,367,480	2.5%
Jersey	Africell Holding Limited (10)	Telephone Communications	Mobile Network Operator	9.70%	3.0%	9/30/2026	15,000,000	16%	15,000,000	15,000,000	4.4%
Kenya	Multiple ICD (Kenya) Limited (17)	Freight Transportation Arrangement	Freight and Cargo Transporter	7.75% Cash/4.00% PIK	0.0%	3/31/2023	14,612,822	42%	14,612,822	13,058,231	3.9%
Namibia	Trustco Group Holdings Ltd. (14), (17)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.00% PIK	0.0%	8/15/2021	18,253,506	100%	18,253,506	15,184,914	4.5%
Netherlands	Other Investments (9)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	14.23%	0.0%	2/7/2024	8,275,000	44%	9,278,031	9,278,031	2.7%
Nigeria	Helios Maritime I (15), (17)	Towing and Tugboat Service	Marine Logistics Provider	10.60%	0.8%	1/31/2022	17,007,004	100%	17,007,004	8,673,930	2.6%
Romania	Other Investments (8)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.00% Cash/7.00% PIK	2.5%	5/20/2024	3,900,880	27%	3,915,874	3,915,874	1.2%
Uganda	Other Investments	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	517,493	100%	517,493	517,493	0.2%
Uganda	Other Investments	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	11,176,537	100%	11,176,537	11,176,537	3.3%
Total Senior Secured Term Loan Participations									147,557,201	132,290,743	39.2%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (17), (18)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,772,744	1.7%
Argentina	Sancor Cooperativas Unidas Ltda (17)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	22%	5,802,296	4,393,274	1.3%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (17), (18)	Beef Cattle, Except Feedlots	Beef Exporter	11.50%	0.0%	8/31/2017	9,000,000	28%	9,000,000	6,361,679	1.9%
Argentina	Algodonera Avellaneda S.A. (17), (18)	Cotton Ginning	Cotton Producer	9.00%	0.0%	8/31/2017	6,000,000	27%	6,000,000	3,398,558	1.0%
Cameroon	Producam SA (17)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.5%, 6.0%	0.0%	6/30/2022	14,979,753	72%	14,979,751	14,387,877	4.2%
Hong Kong	Conplex International Ltd. (17), (18)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	12.00%	0.0%	5/31/2020	9,500,000	26%	9,500,000	2,495,595	0.7%
Indonesia	Other Investments	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2022	5,000,000	24%	5,000,000	5,000,000	1.5%
Morocco	Mac Z Group SARL (17)	Secondary Nonferrous Metals	Scrap Metal Recycler	11.00%	0.0%	7/31/2018	1,433,058	73%	1,433,058	628,862	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader III	8.50%	0.0%	3/31/2022	675,256	25%	675,256	675,256	0.2%
Nigeria	Other Investments (9)	Farm Products	Cocoa Trader II	8.50%	0.0%	3/31/2022	832,952	14%	832,952	832,952	0.2%
South Africa	Applewood Trading 199 Pty, Ltd.(17), (18)	Salted and Roasted Nuts and Seeds	Fruit & Nut Distributor	17.50%	0.0%	5/22/2015	785,806	19%	785,806	497,462	0.1%
United Arab Emirates	Global Pharma Intelligence Sarl (17), (18)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									67,157,549	45,092,689	13.2%
Other Investments (1)
N/A	IIG TOF B.V. (17), (18), (19)	Miscellaneous Business Credit	Receivable from IIG TOF B.V.	8.75%	0.0%	N/A	6,000,000	N/A	6,000,000	3,758,063	1.3%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,088,168	0.4%

Total Investments									$343,249,977	$301,603,725

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

16	In connection with a restructure of the underlying facilities, all maturity dates were extended to 12/31/2024.
17	Watch List investment. Refer to the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
18	Investment on non-accrual status.
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

December 31, 2022

Note 1. Organization and Operations of the Company

TriLinc Global Impact Fund, LLC (the “Company”) was organized as a Delaware limited liability company on April 30, 2012 and formally commenced operations on June 11, 2013. As a result of the Company's LLC structure, the Company's unitholders have limited legal and financial liability for the obligations or debts of the Company. The Company makes impact investments in Small and Medium Enterprises, known as SMEs, which the Company defines as those businesses having less than 500 employees, primarily in developing economies that provide the opportunity to achieve both competitive financial returns and positive measurable impact. The Company uses the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. To a lesser extent, the Company may also make impact investments in companies that may not meet our technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. In addition, the Company may also make investments in developed economies, including the United States. The Company generally expects that such investments will have similar investment characteristics as SMEs as defined by the Company. The Company’s investment objectives are to generate current income, capital preservation and modest capital appreciation primarily through investments in SMEs. The Company is externally managed by TriLinc Advisors, LLC (the “Advisor”). The Advisor is an investment advisor registered with the Securities and Exchange Commission (“SEC”).

TriLinc Global, LLC (the “Sponsor”) is the sponsor of the Company and employs staff who operate both the Advisor and the Company. The Sponsor owns 100% of the Advisor.

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to December 31, 2022, the Company raised an additional $99,789,000 pursuant to a private placement and $52,498,000 pursuant to the DRP for total gross proceeds of $514,063,000 as of December 31, 2022.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of December 31, 2022, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – Asia IV, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
•	TriLinc Global Impact Fund – Europe, Ltd.
•	TriLinc Global Impact Fund – North America, Ltd.
•	TriLinc Global Impact Fund – Africa Latin America, Ltd.
•	TriLinc Global Impact Fund – Africa Latin America Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through December 31, 2022, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America and Europe.

Liquidity

The COVID-19 pandemic and its lingering effects have adversely impacted many of the Company’s borrowers both directly and indirectly. First, the adverse impact on the global supply chain, which was exacerbated by the conflict between Russia and Ukraine, has been one of the largest challenges for our borrowers, as most of them are exporters whose income is directly tied to global trade. However, supply chain disruptions and goods shortages have improved throughout 2022, though the rate of commodity price normalization slowed in the fourth quarter. Second, our borrowers experienced challenges related to the decrease in global demand during 2020, 2021 and 2022 which decreased revenue for many of them. Additionally, input costs remain high and the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. The Company expects some of the regions in which it invests to achieve economic normalization once the lingering supply chain disruptions, input cost increases and elevated interest rates dissipate. However, the Company believes certain regions, industries and borrowers may experience further material economic distress due to the compound impact of more than three years of economic hardship and some borrowers may find it difficult or impossible to recover. If the continuing impacts of COVID-19, combined with rising input costs, further adversely affect borrowers’ businesses, financial condition and results of operations, borrowers may be unable to make required payments in the near term, which could impact the fair value of the Company’s investments.

Economic conditions globally remain challenging, particularly for advanced economies due to the dramatic rise in interest rates. While inflation and rising interest rates are major issues in most advanced economies, the Company believes they are not core issues in the Company’s markets. In the fourth quarter of 2022, economic projections were relatively stable, with the notable exception of China, which struggled significantly in the fourth quarter as a result of its transition from its Zero Covid policy to a near-complete reopening. The Company continues to believe that the central issue driving results is that borrowers are struggling to recover from the compound impact of more than three years of economic hardship. Indeed, although the Company’s NAV per unit modestly decreased by $1.20 as of December 31, 2022, compared to the NAV per unit as of December 31, 2021, the Company’s NAV is a reflection of the cumulative effect of 12 consecutive quarters of the adverse economic impact of COVID-19 and its ramifications, including persistent supply chain and cash flow issues, on our borrowers.

As a result of the current macro-economic environment, the Company experienced decreased liquidity through year end 2022; however, it expects this will be short-lived, as the decline in liquidity is primarily the result of the inconsistent cash flows generated from the existing portfolio caused by these economic uncertainties. The decrease in liquidity has the potential to impact the Company’s ability to cover its future distributions to its unitholders or meet other Company obligations. In order to address the Company’s temporary liquidity needs, on September 1, 2022, the Company sold $1.25 million of its investment in Africell Holding Limited to an entity whose advisor is under common ownership with the Company’s Advisor and, subsequent to September 30, 2022, the Company sold one of its participation interests to a third party for $5.0 million, with an agreement to repurchase the participation from the buyer in approximately four months (as further discussed in Note 11 to the financial statements). In the short-term, the Company may pursue additional repurchase or other financial transactions, as needed, to supplement cash flows to allow the Company to maintain normal future operations.

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

The accompanying consolidated financial statements include the accounts of the Company and its Subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each Subsidiary and, as such, the Subsidiaries are consolidated into the Company’s consolidated financial statements. Transactions between the Company and its Subsidiaries, to the extent they occur, are eliminated in consolidation. The consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals, that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. These financial statements are presented in United States (“U.S.”) dollars, which is the functional and reporting currency of the Company and all its Subsidiaries.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. Following the initial accrual of interest income, the interest receivable balances are adjusted to have such balances reflect their net realizable value at each reporting date. The Company determines the net realizable value using the same methodologies used to determine the fair value of investments. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight-line basis, which the Company has determined not to be materially different from the effective yield method.

The Company records prepayment penalties for loans and debt securities paid back to the Company prior to the maturity date as income upon receipt.

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

These investments include debt and equity investments in private companies or assets valued using the income or liquidation approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Certain investments may be valued based upon a collateral approach, which uses estimated value of underlying collateral and includes adjustments deemed necessary for estimates of costs to obtain control and liquidate available collateral. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

2.

Materiality is assessed quarterly on all investments to determine whether an independent review is appropriate. The Advisor engages a third-party valuation firm to conduct an independent review of the reasonableness of the Advisor’s internal estimates of fair value on qualifying loans, and to provide an opinion of whether they concur with the Advisor’s analysis. The independent assessment occurs on a discretionary basis based on qualifications that takes into account both quantitative thresholds and qualitative considerations, as determined by the Advisor. The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relies upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith;

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

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are performing loans, no macroeconomic indicator or other event observed that would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment. If, pursuant to the Company's quarterly review, the Company determines that one or more material valuation adjustments are appropriate, then the Company adjusts the fair value. Historically, in most cases when these adjustments have resulted in a fair value that is materially different from the investment’s amortized cost, the Company has determined to place it on the Watch List.

Fixed income investments are typically valued utilizing an income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, the Company predominantly uses the income approach, but may also use a collateral based approach (also known as a liquidation or net recovery approach), or a hybrid approach consisting of the income approach and the collateral based approach. The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model. When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery. The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

The Company measures net realized gains or losses by the difference between the net proceeds from the repayment or sale on investments and the amortized cost basis of the investment including unamortized upfront fees and prepayment penalties. Realized gains or losses on the disposition of an investment are calculated using the specific identification method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2022 and 2021, the Company earned and capitalized PIK interest of $19,595,008 and $19,832,878, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At December 31, 2022, the estimated unpaid distribution fees for Class C units amounted to $402,000, the unpaid dealer manager fees for Class I units amounted to $17,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

The Company follows the guidance for uncertainty in income taxes included in ASC 740, Income Taxes. This guidance requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position.

As of December 31, 2022, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2019.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2022, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of December 31, 2022, under GAAP, the Company has recorded a liability in the amount of $420,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of December 31, 2022, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.92, which is different than the net asset value per unit of approximately $5.91 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of approximately $1.20 per unit from the net asset value per unit of approximately $7.12 as of December 31, 2021. The decrease in net asset value per unit was due to a combination of factors, including the adverse impact of COVID-19 and the Company having recorded $34,855,545 in net change in unrealized depreciation on its investments during the year ended December 31, 2022.

See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2022 and 2021.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised through the end of the Offering, the organization and offering costs did not exceed the O&O Reimbursement Limit, and reimbursement to the Sponsor of the initial offering and organization costs were recorded in periods prior to 2021. The Company continues to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, IIG was the sub-advisor with respect to five of the 22 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of December 31, 2022 and 2021, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At December 31, 2022, the Company’s largest loan by value was $38,841,010, or 14.2% of total investments, and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 40.3% of the Company’s portfolio at December 31, 2022. Participations in loans amounted to 55.3% of the Company’s total portfolio at December 31, 2022.

Note 3. Investments

As of December 31, 2022, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$120,960,585	$105,084,728	38.5%
Senior secured term loan participations	150,966,964	119,690,547	43.7%
Senior secured trade finance participations	50,799,542	31,710,623	11.6%
Other investments	27,391,485	15,925,381	5.8%
Equity warrants	—	1,205,503	0.4%
Total investments	$350,118,576	$273,616,782	100.0%

As of December 31, 2021, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$122,535,227	$119,374,062	39.5%
Senior secured term loan participations	147,557,201	132,290,743	43.9%
Senior secured trade finance participations	67,157,549	45,092,689	15.0%
Other investments	6,000,000	3,758,063	1.2%
Equity warrants	—	1,088,168	0.4%
Total investments	$343,249,977	$301,603,725	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company’s trade finance investments have up to a year of accrued interest receivable as of December 31, 2022. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balance as of December 31, 2022 and 2021 amounted to approximately $2,047,163 and $3,487,000, respectively. The Company’s interest receivable balances at December 31, 2022 and 2021 are recorded at net realizable value.

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

On occasion, the Company may receive notice from the respective sub-advisor that a borrower or counterparty to a financing facility underlying one of the Company’s Participations intends to pay ahead of schedule or in one lump sum (settling multiple draw requests all at once). Depending on timing and the ability to redeploy these funds, combined with projected inflows of capital, these outsize payments can negatively impact the Company’s performance. In these situations, the credit profile of the borrower, and the transaction in general, is reviewed with the sub-advisor and a request may be made to either stagger payments, where at all possible, or request that payment only be made at the end of that specific financial quarter. These requests or accommodations, which happen very rarely, will only be made where the Company has strong comfort in and around the credit profile of the transaction or borrower.

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

The industry composition of the Company’s portfolio, at fair value as of December 31, 2022 and December 31, 2021, was as follows:

	As of December 31, 2022		As of December 31, 2021
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$5,297,921	1.9%	$6,361,679	2.1%
Boatbuilding and Repairing	7,185,803	2.6%	6,466,030	2.1%
Chemicals and Allied Products	11,846,182	4.3%	17,537,201	5.8%
Chocolate and Cocoa Products	29,476,312	10.8%	29,387,877	9.7%
Coal and Other Minerals and Ores	34,263,217	12.5%	38,024,207	12.6%
Computer Related Services, NEC	19,197,073	7.0%	19,032,888	6.3%
Corn	11,325,748	4.1%	11,694,030	3.9%
Corrugated and Solid Fiber Boxes	9,795,061	3.6%	12,387,189	4.1%
Cotton Ginning	2,857,650	1.0%	3,398,558	1.1%
Dairy Farms	4,180,102	1.5%	4,393,274	1.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	970,393	0.4%	1,456,162	0.5%
Farm Products	1,484,583	0.5%	1,508,208	0.5%
Freight Transportation Arrangement	4,926,482	1.8%	13,058,231	4.3%
Frozen Fish and Seafood	256,741	0.1%	—	0.0%
Hotels and Motels	17,834,541	6.5%	11,830,862	3.9%
Land Subdividers and Developers	11,754,052	4.3%	15,184,914	5.0%
Miscellaneous Business Credit	—	0.0%	3,758,063	1.2%
Motor Vehicle Parts and Accessories	9,779,546	3.6%	9,278,031	3.1%
Personal Credit Institutions	5,016,027	1.8%	5,342,393	1.8%
Petroleum and Petroleum Products	3,289,660	1.2%	8,367,480	2.8%
Refuse Systems	40,046,513	14.6%	34,050,695	11.3%
Retail Bakeries	6,279,305	2.3%	3,915,874	1.3%
Salted and Roasted Nuts and Seeds	—	0.0%	497,462	0.2%
Sanitary Paper Products	—	0.0%	4,880,364	1.6%
Secondary Nonferrous Metals	—	0.0%	628,862	0.2%
Short-Term Business Credit	2,368,290	0.9%	4,740,000	1.6%
Soybeans	5,239,479	1.9%	5,772,744	1.9%
Sugarcane and Sugar Beets	339,258	0.1%	1,832,492	0.6%
Telephone and Telegraph Apparatus	424,976	0.3%	2,495,595	0.8%
Telephone Communications	13,750,000	5.1%	15,000,000	5.0%
Towing and Tugboat Service	6,984,020	2.6%	8,673,930	3.0%
N/A	6,799,417	2.5%	—	0.0%
Total	$273,616,782	100.0%	$301,603,725	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022		As of December 31, 2021
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$17,575,152	6.3%	$19,926,255	6.6%
Botswana	2,368,290	0.9%	4,740,000	1.6%
Brazil	26,722,134	9.8%	27,331,410	9.1%
Cabo Verde	17,834,541	6.5%	11,830,862	3.9%
Cameroon	14,476,312	5.3%	14,387,877	4.8%
Chile	970,393	0.4%	1,456,162	0.5%
Colombia	3,219,553	1.2%	5,342,393	1.8%
Ecuador	10,051,802	3.7%	12,387,189	4.1%
Ghana	3,289,660	1.2%	8,367,480	2.8%
Hong Kong	16,083,661	5.9%	22,884,859	7.6%
Indonesia	15,000,000	5.5%	15,000,000	5.0%
Jersey	13,750,000	5.0%	15,000,000	5.0%
Kenya	4,926,482	1.8%	13,058,231	4.3%
Malaysia	11,846,182	4.3%	17,537,201	5.8%
Mexico	41,842,987	15.3%	34,050,695	11.3%
Morocco	628,862	0.2%	628,862	0.2%
Namibia	11,754,052	4.3%	15,184,914	5.0%
Netherlands	9,779,546	3.6%	9,278,031	3.1%
Nigeria	8,468,603	3.1%	10,182,138	3.4%
Peru	3,502,265	1.3%	4,880,364	1.6%
Romania	6,279,305	2.3%	3,915,874	1.3%
Singapore	18,604,532	6.8%	17,634,943	5.8%
South Africa	—	0.0%	497,462	0.2%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,325,748	4.1%	11,694,030	3.9%
N/A	2,668,290	1.0%	3,758,063	1.1%
Total	$273,616,782	100.0%	$301,603,725	100.0%

(1)

All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V. See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2022:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$105,084,728	$—	$—	$105,084,728
Senior secured term loan participations	119,690,547	—	—	119,690,547
Senior secured trade finance participations	31,710,623	—	—	31,710,623
Other investments	15,925,381	—	—	15,925,381
Equity warrants	1,205,503	—	—	1,205,503
Total	$273,616,782	$—	$—	$273,616,782

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2021:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$119,374,062	$—	$—	$119,374,062
Senior secured term loan participations	132,290,743	—	—	132,290,743
Senior secured trade finance participations	45,092,689	—	—	45,092,689
Other investments	3,758,063	—	—	3,758,063
Equity warrants	1,088,168	—	—	1,088,168
Total	$301,603,725	$—	$—	$301,603,725

The following is a reconciliation of activity for the year ended December 31, 2022, of investments classified as Level 3:

	Fair Value at December 31, 2021	Purchases	Proceeds from disposition of investments	Transfer	Accretion of discounts / Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Realized loss	Fair Value at December 31, 2022
Senior secured term loans	$119,374,062	$—	$(3,280,767)	$(4,472,658)	$10,347,606	$(13,200,462)	$(3,683,053)	$105,084,728
Senior secured term loan participations	132,290,743	5,365,089	(10,612,301)		8,656,977	(16,009,961)	—	119,690,547
Senior secured trade finance participations	45,092,689	256,742	(502,101)	(8,784,433)	1,055,270	(4,672,684)	(734,860)	31,710,623
Other investments	3,758,063	—	—	13,257,091	—	(1,089,773)	—	15,925,381
Equity warrants	1,088,168	—	—		—	117,335	—	1,205,503
Total	$301,603,725	$5,621,831	$(14,395,169)	$—	$20,059,853	$(34,855,545)	$(4,417,913)	$273,616,782

The following is a reconciliation of activity for the year ended December 31, 2021, of investments classified as Level 3:

	Fair Value at December 31, 2020	Purchases	Proceeds from disposition of investments	Accretion of discounts / Payment-in-kind interest	Net change in unrealized depreciation	Realized loss	Fair Value at December 31, 2021
Senior secured term loans	$106,899,154	$10,000,000	$(7,943,682)	$11,433,248	$(1,014,658)	$—	$119,374,062
Senior secured term loan participations	129,917,253	37,319,912	(32,173,020)	7,374,035	(8,245,871)	(1,901,566)	132,290,743
Senior secured trade finance participations	45,800,210	3,146,610	1,057,070	1,467,867	(4,271,915)	(2,107,153)	45,092,689
Other investments	3,758,063	—	—	—	—	—	3,758,063
Equity warrants	1,199,618	—	—	—	(111,450)	—	1,088,168
Total	$287,574,298	$50,466,522	$(39,059,632)	$20,275,150	$(13,643,894)	$(4,008,719)	$301,603,725

The Company recorded realized losses of $4,417,913 and $4,008,719 for the Company’s investments classified as Level 3 during the years ended December 31, 2022 and 2021, respectively. Net unrealized depreciation for the years ended December 31, 2022 and 2021 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $35,143,886 and $13,643,894, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of December 31, 2022, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2022:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$26,457,115	Collateral based approach Income approach (DCF)	Discount rate	10.5% - 15.75% (15.0%)
Senior secured trade finance participations (1)	$5,253,508	Collateral based approach	Value of collateral (collateral coverage ratio)	1.2x - 1.96x
Senior secured term loans (2)	$105,084,728	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.58x 13.5% - 20.0% (16.22%)
Senior secured term loan participations (2)	$107,936,495	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.0x - 0.17x 12.0% - 20.75% (17.53%)
Senior secured term loan participations (1)	$11,754,052	Collateral based approach	Value of collateral (collateral coverage ratio)	1.21x
Other investments (3)	$15,925,381	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	8%, 0.4x - 2.19x
Equity warrants	$1,205,503	Option Pricing Method	Risk free rate, volatility, time to exit	3.99%, 74%, 5 years

(1)

Collateral based approach used for the following Watch List investments: Trustco, FRIAR, Sancor, Algonodera, Conplex, GPI, Mac Z and Itelecom. See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

(2)

The Company used the income approach for the following Watch List investments: CAGSA, Triton, Producam, Applewood, Agilis Partners, Usivale, Limas, TriLinc Peru and Ecsponent and a hybrid of the collateral based approach and the income approach for Helios Maritime, MICD, and Vikudha, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years. See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

As of December 31, 2021, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2021:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$27,166,291	Income approach (DCF)	Discount rate	11.0% - 15.75% (12.4%)
Senior secured trade finance participations (1)	$17,926,398	Collateral based approach	Value of collateral (collateral coverage ratio)	0.43x - 1.67x
Senior secured term loans (2)	$119,374,062	Income approach (DCF)	Discount rate	11.25% - 18.0% (14.3%)
Senior secured term loan participations (2)	$117,105,829	Income approach (DCF)	Discount rate	11.0% - 20.0% (15.5%)
Senior secured term loan participations (1)	$15,184,914	Collateral based approach	Value of collateral (collateral coverage ratio)	0.99x
Other investments (3)	$3,758,063	Collateral based approach	Value of collateral (collateral coverage ratio)	1.0x
Equity warrants	$1,088,168	Option Pricing Method	Equity value, volatility, time to exit	N/A, 71%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, Sancor, FRIAR, Algonodera, Mac Z, GPI and Conplex. See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
(2)

The Company used the income approach for the following Watch List investments: CAGSA, Triton, MICD and Itelecom and a hybrid of the collateral based approach and the income approach for TRG Cape Verde, Helios Maritime, Producam, Applewood and Usivale, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years. See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

(3)

This investment was originally classified as an investment in a credit facility originated by IIG TOF B.V. Due to the fact that IIG TOF B.V. has been placed into bankruptcy, this investment utilizes the collateral based approach.

(4)	The inputs were weighted based on the fair value of the investments included in the range.

The significant unobservable Level 3 inputs used in the fair value measurement of the Company’s investments are market yields used to discount the estimated future cash flows expected to be received from the underlying investments, which include both future principal and interest payments. Significant increases in market yields would result in significantly lower fair value measurements. In addition, a significant decrease in future cash flows expected to be received from the underlying investments due to a projected decrease in results of operations and cash flows from the underlying investments, would result in significantly lower fair value measurements.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the years ended December 31, 2022 and 2021.

Operating Expense Responsibility Agreement

On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”). From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on behalf of the Company and planned to reimburse to the Company an additional $4,240,231 of operating expenses, which had been paid by the Company as of December 31, 2017.

Pursuant to the Responsibility Agreement, the Sponsor would only be entitled to reimbursement of the cumulative expenses it had incurred on the Company’s behalf to the extent the Company’s investment income in any quarter surpassed certain performance thresholds set forth in the Responsibility Agreement.  The Company did not achieve those thresholds during the periods covered by this report.

As a result of the detrimental impact the pandemic has had on the Company, particularly in the last three years, the Sponsor and the Advisor agreed to waive any potential future reimbursement under the Responsibility Agreement in a two-step transaction effective in the fourth quarter of 2022. In step one, the Advisor allowed the Company to offset a portion of its contingent liability to the Sponsor and the Advisor in an amount equal to the performance fees paid to the Sponsor for the three years ended December 31, 2022, bringing the amount of the Company’s contingent liability to the Advisor and the Sponsor to approximately $10.1 million. The Sponsor, TriLinc and the Company also agreed that in step two, the Advisor and the Sponsor would waive the remaining $10.1 million contingent liability owed to them by the Company under the Responsibility Agreement in exchange for the Company extinguishing the $4.2 million due from the Sponsor (which was the amount that the Sponsor had planned to reimburse the Company under the Responsibility Agreement). As a result, $4.2 million due from the Sponsor was written off and recorded as a general and administrative expense in the fourth quarter of 2022. The amount of the waiver by the Advisor and the Sponsor is more than twice the amount of the $4.2 million extinguished by the Company.

       Repurchase agreement

       On November 3, 2022, the Company entered into a transaction with an unrelated financial institution, whereby, it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. The excess between the interest earned on the term loan position and the simple 10% annualized rate was paid by the Company to another unrelated party as a transaction fee. No gain or loss was recognized with respect to this transaction. For the year ended December 31, 2022, the Company accrued interest expenses of $108,549 under other payables.

Transactions

For the years ended December 31, 2022 and 2021, the Advisor earned $6,489,991 and $7,065,751, respectively, in asset management fees and $3,151,543 and $3,320,467, respectively, in incentive fees.

As of December 31, 2022 and 2021, due from affiliates on the Consolidated Statements of Assets and Liabilities in the amount of $0 and $4,240,231, respectively was due from the Sponsor pursuant to the Responsibility Agreement for operating expenses which were paid by the Company, but, under the terms of the Responsibility Agreement, were the responsibility of the Sponsor.

On September 1, 2022, the Company sold $1.25 million of its investment in Africell Holding Limited to a fund whose advisor, along with the Company's advisor, are wholly owned and under common ownership by the same entity.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,617,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company. Such amounts include approximately $38,000 and $26,000 of offering costs incurred by the Sponsor during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022 and 2021, the Company paid approximately $0 and $80,000 in reimbursement of offering costs to the Sponsor, respectively. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

Since the commencement of the Company’s operations, the Company has reimbursed the Sponsor a total of approximately $17,355,000 of offering and organization costs as of December 31, 2022.

For the years ended December 31, 2022 and 2021, the Company paid SC Distributors, formally known as StratCap Securities, the dealer manager for certain of our prior offerings, approximately $396,000 and $432,000, respectively in ongoing distribution fees, dealer manager fees and service fees.

Note 7. Notes Payable

The Company notes payable consist of the following:

	December 31, 2022	December 31, 2021
	Outstanding Balance	Outstanding Balance
BlueOrchard facility	$9,000,000	$—
DEG facility	9,000,000	—
Christian Super promissory note	—	5,000,000
Less: Unamortized debt issuance costs	(1,014,909)	—
Total notes payable	$16,985,091	$5,000,000

Christian Super Promissory Notes

On December 18, 2018, Trilinc Global Impact Fund Cayman, Ltd. (“TGIFC”) issued $5 million of Series 2 Senior Secured Promissory Notes (“CS Note”) to State Street Australia Ltd ACF Christian Super (“Christian Super”) pursuant to the CS Notes private offering. The CS Note had an interest rate of 3.5% per annum plus one-year LIBOR (4.03% as of December 31, 2022) and interest is payable quarterly in arrears within 15 days after the end of each calendar quarter. The entire principal balance under the CS Note (and any unpaid interest) was due in one balloon payment on December 18, 2021, which was the fourth anniversary of the issuance date. The due date was extended and the CS Note was repaid in full on January 18, 2022.

For the years ended December 31, 2022 and 2021, the Company recognized $11,169 and $195,056, respectively, in interest expense. Due to the variable rate structure of this borrowing, the carrying basis of this debt obligation is considered to approximate its fair value.

DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") facility

On November 22, 2022, TGIFC entered into a $25 million Facility Agreement (the “Facility Agreement”) with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH (“DEG”) as Lender.

The Credit Facility bears interest at the CME Term SOFR or Compounded SOFR (Observation Shift) (determined in accordance with the Loan Documents) plus 3.76161% per annum, subject to adjustment as further described in the Common Terms Agreement, requires interest-only quarterly payments for the first four years of the loan term and has a contractual maturity of September 15, 2027. The outstanding principal will be repaid in four consecutive equal quarterly installments during the final year of the loan term. The Credit Facility may be repaid in part or in full prior to maturity, with not less than 30 days’ prior written notice to the Lenders. The Credit Facility may be prepaid without a premium during the last 36 months of the loan term, subject to exceptions as further described in the Common Terms Agreement. In addition, under the Common Terms Agreement, if the final disbursement under the DEG Loan Agreement has not been made by November 2024, DEG can suspend disbursements or cancel the undisbursed portion of the loan. The Credit Facility is cross-collateralized and secured by liens and other similar security interests in certain of the TGIFC’s and the Company’s bank accounts (the “Collateral Accounts”)

For the year ended December 31, 2022, the Company paid $0 in principal and recognized $39,222 in interest expense. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events" for more information about this credit facility.

Blueorchard Microfinance Fund ("BlueOrchard") facility

On November 22, 2022, TGIFC entered into a $25 million Facility Agreement (the “Facility Agreement”) with Blueorchard Microfinance Fund ("BlueOrchard") as Lender.

The Credit Facility bears interest at the CME Term SOFR or Compounded SOFR (Observation Shift) (determined in accordance with the Loan Documents) plus 3.76161% per annum, subject to adjustment as further described in the Common Terms Agreement, requires interest-only quarterly payments for the first four years of the loan term and has a contractual maturity of September 15, 2027. The outstanding principal will be repaid in four consecutive equal quarterly installments during the final year of the loan term. The Credit Facility may be repaid in part or in full prior to maturity, with not less than 30 days’ prior written notice to the Lenders. The Credit Facility may be prepaid without a premium during the last 36 months of the loan term, subject to exceptions as further described in the Common Terms Agreement. The BlueOrchard Loan Agreement provides that the disbursement period shall terminate on April 30, 2023 and any amounts not yet disbursed will no longer be available to TGIFC. The Credit Facility is cross-collateralized and secured by liens and other similar security interests in certain of the TGIFC’s and the Company’s bank accounts (the “Collateral Accounts”).

For the year ended December 31, 2022, the Company paid $0 in principal and recognized $39,222 in interest expense. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events" for more information about this credit facility.

Note 8. Unit Capital

As of December 31, 2022, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2022, the Company recorded a liability in the aggregate amount of $420,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of December 31, 2022 is calculated based on a net asset value per Class C, Class I and Class W units of $6.838 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the year ended December 31, 2022:

	Units					Units
	Outstanding	Units Issued	Units Issued	Units	Units	Outstanding
	as of	on Subscription	under Dividend Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	During	December 31,
	2021	the Period	the Period	the Period	the Period	2022
Class A units	18,128,699	—	460,104	—	(355,052)	18,233,751
Class C units	7,827,952	—	245,631	(62,977)	(179,547)	7,831,059
Class I units	10,517,764	—	276,258	62,977	(413,404)	10,443,595
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,696,506	41,163	4,376	—	(59,770)	2,682,275
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,619,327	41,163	986,369	—	(1,007,773)	47,639,086

The total of 1,027,532 units issued during the year ended December 31, 2022 included 986,369 units issued under the DRP at a value of $6,927,000 and 41,163 units sold pursuant to our private placement for aggregate gross proceeds approximately of $294,813.

During the year ended December 31, 2022, the amount of shares issued through direct subscription was $294,813 for Class Y units. During the year ended December 31, 2022, the amount of shares issued through distribution reinvestment plan by class were $3,231,420, $1,724,527, $1,939,841, and $30,748 for Class A units, Class C units, Class I units and for Class Y units, respectively.

The following table is a summary of unit activity during the year ended December 31, 2021:

	Units			Units
	Outstanding		Units	Outstanding
	as of	Units Issued	Repurchased	as of
	December 31,	During	During	December 31,
	2020	the Period	the Period	2021
Class A units	17,996,350	507,398	(375,049)	18,128,699
Class C units	7,970,536	103,686	(246,270)	7,827,952
Class I units	10,454,368	456,080	(392,684)	10,517,764
Class W units	24,555	—	—	24,555
Class Y units	1,937,455	814,444	(55,393)	2,696,506
Class Z units	8,423,851	—	—	8,423,851
Total	46,807,115	1,881,608	(1,069,396)	47,619,327

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined net asset value per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase. Repurchases for the fourth quarter of 2022 have been made at a price equal to $6.838 per unit, which was the net asset value per unit of each class as of September 30, 2022, the most recently disclosed net asset value at the time of repurchase.

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

During the year ended December 31, 2022, the Company fulfilled repurchase requests for a total of 1,007,773 units at a weighted average repurchase price per unit of $6.97 for an aggregate repurchase price of $7,026,905. As of December 31, 2022, $1,769,470 of these repurchase requests were pending processing and were completed by the Company in January 2023. During the year ended December 31, 2022, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company repurchased approximately 972,000 units or 6.28% of eligible repurchase requests (based on the number of units submitted for repurchase) and approximately 12,911,000 units, or 93.72% of eligible repurchase requests (based on the number of units submitted for repurchase), were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end will be carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request is withdrawn.

Note 9. Distributions

Since July 2013, the Company has paid monthly distributions for all classes of units. The following table summarizes the distributions paid for the year ended December 31, 2022:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Declared	Per Unit	Distributions	Reinvested	Declared
January 31, 2022	November 12, 2021	$0.00139060	$1,431,973	$616,109	$2,048,082
February 28, 2022	November 12, 2021	0.00139060	1,298,531	554,580	1,853,111
March 31, 2022	February 17, 2022	0.00139060	1,442,428	612,753	2,055,181
April 30, 2022	March 29, 2022	0.00136605	1,380,602	566,058	1,946,660
May 31, 2022	March 29, 2022	0.00136605	1,419,163	595,824	2,014,987
June 30, 2022	May 11, 2022	0.00135186	1,364,770	569,848	1,934,618
July 31, 2022	May 11, 2022	0.00135186	1,404,415	586,611	1,991,026
August 31, 2022	May 11, 2022	0.00135186	1,407,086	587,655	1,994,741
September 30, 2022	August 12, 2022	0.00132319	1,339,159	554,062	1,893,221
October 31, 2022	August 12, 2022	0.00132319	1,377,147	572,275	1,949,422
November 30, 2022	August 12, 2022	0.00132319	1,336,028	551,427	1,887,455
December 31, 2022	November 11, 2022	0.00131143	1,376,483	561,452	1,937,935
Total for 2022			$16,577,785	$6,928,654	$23,506,439

On November 11, 2022, the Company’s board of managers authorized the declaration of distributions for December of 2022 and January, February and March of 2023. These distributions were or will be calculated based on unitholders of record for each day in an amount equal to $0.00131143 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $6.838, determined as of September 30, 2022. These distributions have been or will be paid in cash or reinvested in units, for those unitholders participating in the DRP, on or about the first day of the month following the month to which the distributions relate. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2022 and 2021:

	Twelve months ended
	December 31,	December 31,
	2022	2021
Per unit data (1):
Net asset value at beginning of year	$7.10	$7.58
Net investment income	0.12	0.45
Net change in unrealized depreciation on investments	(0.72)	(0.29)
Realized loss on investments	(0.09)
Net increase (decrease) in net assets resulting from operations	(0.69)	0.16
Distributions	(0.49)	(0.55)
Net change in accrued distribution and other fees	0.00	0.00
Net decrease in net assets	(1.18)	(0.39)
Net asset value at end of year (2)	$5.92	$7.19
Total return based on net asset value	(9.73%)	2.21%
Net assets at end of year	$281,947,405	$338,725,057
Units Outstanding at end of year	47,639,086	47,619,327
Ratio/Supplemental data (annualized) :
Ratio of net investment income to average net assets	1.88%	6.41%
Ratio of net operating expenses to average net assets	6.93%	5.15%

1	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2022 and 2021, which were 47,725,051 and 47,102,346, respectively.

2

For financial statement reporting purposes under GAAP, as of December 31, 2022 and 2021, the Company recorded a liability in the amount of $420,000 and $446,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below and in Note 5, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022.

Leverage facility

On May 15, 2023, due to a breach of a reporting covenant of its leverage facility caused by the delayed filing of its Form 10-K for the year ended December 31, 2022, the Company and its leverage providers agreed that the Company would repay the outstanding leverage facility of $18,000,000 by August 31, 2023. The leverage facility was fully repaid by that date.

Distributions

The cash distributions for January, February, March and April totaled approximately $1,375,000, $1,243,000, $1,929,000 and $1,660,000 respectively. With respect to unitholders participating in the Distribution Reinvestment Plan, approximately $558,000, $502,000, $3,000 and $0 of the distributions for January, February, March and April, respectively, were reinvested in units.

There can be no assurances as to when additional distributions will be paid.

Given that we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC, we temporarily suspended our Fourth Amended and Restated Distribution Reinvestment Plan and our Fourth Amended and Restated Unit Repurchase Plan. We anticipate that we will lift the suspension of both plans sometime after our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 have been filed with the SEC.

The Advisor and the Sponsor

       In recognition of the challenges resulting from the pandemic between 2020 and 2022, which has had a significant negative impact (although unrealized at this point) on TGIF’s performance and its investors, particularly in the fourth quarter of 2022, the Advisor has determined to voluntarily waive all performance fees that may become due and payable to the Advisor for 2023.

     In March 2023, the Company, the Advisor and the Sponsor entered into an agreement resulting in the termination of the Responsibility Agreement, effective as of the fourth quarter of 2022.  See Note 5 for more information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2023.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	September 29, 2023
Gloria S. Nelund

/s/ Mark A. Tipton	Chief Financial Officer (principal financial and accounting officer)	September 29, 2023
Mark A. Tipton

/s/ Brent L. VanNorman	Manager	September 29, 2023
Brent L. VanNorman

/s/ Terry Otton	Manager	September 29, 2023
Terry Otton

/s/ Cynthia Hostetler	Manager	September 29, 2023
Cynthia Hostetler

/s/ R. Michael Barth	Manager	September 29, 2023
R. Michael Barth