Form 10-Q
period 2023-03-31
TriLinc Global Impact Fund LLC
filed 2023-11-15
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2023, the Company had outstanding 18,303,923 Class A units, 7,766,733 Class C units, 10,576,284 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $344,315,745 and $350,118,576, respectively)	$274,313,827	$273,616,782
Cash	3,263,358	14,510,817
Interest receivable	26,532,542	26,014,317
Other assets	275,432	680,813
Total assets	304,385,159	314,822,729

LIABILITIES
Due to unitholders	—	1,344,445
Management fee payable	1,292,245	2,244,056
Notes payable	17,024,336	16,985,091
Repurchase obligation	—	5,000,000
Unit repurchases payable	27,284	1,769,470
Accrued distribution and other fees	357,000	420,000
Accrued expenses	5,052,518	4,255,679
Due to affiliates	185,250	—
Other payable	882,252	856,583
Total liabilities	24,820,885	32,875,324
Commitments and Contingencies (see Note 5)
NET ASSETS	$279,564,274	$281,947,405

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$115,278,824	$116,145,148
Net capital paid in on Class C units	49,017,519	49,481,188
Net capital paid in on Class I units	66,231,935	66,505,510
Net capital paid in on Class W units	153,647	155,409
Net capital paid in on Class Y units	16,897,731	17,085,521
Net capital paid in on Class Z units	49,340,020	49,930,031
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.857 and $5.927, respectively per unit based on total units outstanding of 47,791,129 and 47,639,086, respectively) (see Note 2)	$279,564,274	$281,947,405
Net assets, Class A (units outstanding of 18,303,924 and 18,233,751, respectively)	$107,209,383	$108,075,475
Net assets, Class C (units outstanding of 7,837,126 and 7,831,059, respectively)	45,562,455	46,015,414
Net assets, Class I (units outstanding of 10,518,658 and 10,443,595, respectively)	61,594,693	61,883,510
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	142,822	144,542
Net assets, Class Y (units outstanding of 2,683,015 and 2,682,275, respectively)	15,714,901	15,898,433
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	49,340,020	49,930,031
NET ASSETS	$279,564,274	$281,947,405

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
INVESTMENT INCOME
Interest income	$6,725,196	$8,584,968
Interest from cash	—	3,481
Total investment income	6,725,196	8,588,449
EXPENSES
Asset management fees	1,404,845	1,689,960
Incentive fees	—	895,878
Professional fees	1,530,161	615,740
General and administrative expenses	299,325	230,452
Interest expenses	661,627	11,169
Board of managers fees	64,375	64,375
Total expenses	3,960,333	3,507,574
NET INVESTMENT INCOME	2,764,863	5,080,875
Net change in unrealized appreciation (depreciation) on investments	6,499,880	(2,646,200)
Realized loss on investments	(9,072,469)	—
Foreign exchange gain	5,644	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$197,918	$2,434,675

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.06	$0.11
EARNINGS PER UNIT - BASIC AND DILUTED	$0.00	$0.05
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,702,544	47,720,815

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
INCREASE FROM OPERATIONS
Net investment income	$2,764,863	$5,080,875
Foreign exchange gain	5,644	—
Net change in unrealized depreciation on investments	6,499,880	(2,646,200)
Realized loss on investments	(9,072,469)	—
Net increase from operations	197,918	2,434,675
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(1,411,658)	(2,273,986)
Distributions to Class C unitholders	(594,630)	(965,579)
Distributions to Class I unitholders	(811,553)	(1,319,743)
Distributions to Class W unitholders	(1,711)	(2,768)
Distributions to Class Y unitholders	(207,594)	(340,019)
Distributions to Class Z unitholders	(651,790)	(1,054,279)
Net decrease from distributions	(3,678,936)	(5,956,374)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	491,720	837,113
Issuance of Class C units	264,036	381,305
Issuance of Class I units	302,386	557,028
Issuance of Class Y units	5,063	182,997
Repurchase of Class A units	(11,883)	(741,545)
Repurchase of Class C units	—	(292,391)
Repurchase of Class I units	(16,435)	(617,406)
Repurchase of Class W units	—	(111,345)
Distribution and other fees	63,000	7,000
Net increase from capital transactions	1,097,887	202,756
NET CHANGE IN NET ASSETS	(2,383,131)	(3,318,943)
Net assets at beginning of period	281,947,405	338,725,057
Net assets at end of period	$279,564,274	$335,406,114

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$197,918	$2,434,675
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Purchase of investments	(11,624,373)	—
Proceeds from disposition of investments	7,611,949	2,230,553
Payment-in-kind interest	(4,257,210)	(4,360,469)
Net change in unrealized (appreciation) depreciation on investments	(6,499,880)	2,646,200
Realized loss on investments	9,072,469	—
Foreign exchange gain	(5,644)	—
Accretion of discounts on investments	—	(634,922)
Amortization of debt issuance costs	39,245	—
Changes in assets and liabilities:
Increase in interest receivable	(512,581)	(1,603,051)
(Increase) Decrease in other assets	405,381	(125,115)
Increase (Decrease) in management and incentive fees payable	(951,811)	720,838
Increase in accrued expenses	796,839	—
Increase in due to affiliates	185,250	—
Increase in other payables	25,669	130,019
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,516,779)	1,438,728
Cash flows from financing activities
Net proceeds from issuance of units	—	175,002
Distributions paid to unitholders	(3,960,176)	(4,165,017)
Repayment of note payable	—	(5,000,000)
Repurchase of units	(1,770,504)	(1,717,259)
NET CASH USED IN FINANCING ACTIVITIES	(5,730,680)	(10,707,274)
TOTAL DECREASE IN CASH	(11,247,459)	(9,268,546)
Cash at beginning of period	14,510,817	16,795,342
Cash at end of period	$3,263,358	$7,526,796
Supplemental information
Cash paid for interest during the period	$670,900	$11,169
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$1,063,205	$1,783,441
Change in accrual of distribution and other fees	$(63,000)	$(7,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2023

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$436,555	N/A	$436,555	$230,139	0.1%
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.28% Cash/2.20% PIK	0.0%	6/18/2025	4,795,061	14%	4,795,061	4,795,061	1.7%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,302,209	5.5%
Indonesia	PT Citra Labuantirta	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.6%
Indonesia	PT Citra Labuantirta	Chocolate and Cocoa Products	Cocoa Processor	11.00%	2.0%	8/31/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	10,770,258	3.9%
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	15.50% PIK	0.0%	7/27/2023	40,688,905	58%	40,688,905	40,688,905	14.6%
Singapore	Triton Metallics Pte Ltd. (5)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	13.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,239	6.9%
Total Senior Secured Term Loans									123,424,072	106,115,811	38.1%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	13.50%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,368,289	0.8%
Brazil	Qintess Tecnologia e Participacoes Ltda	Computer Related Services, NEC	IT Service Provider	11.5% Cash/3.5% PIK	0.0%	11/23/2023	19,231,320	27%	19,357,167	19,357,167	6.9%
Brazil	Dock Brasil Engenharia E Servicos S.A.	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/12.0% PIK	0.0%	12/7/2023	7,401,377	42%	7,401,377	7,401,377	2.6%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	16,203,002	30%	16,203,002	15,889,982	5.7%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	4,484,584	40%	4,484,584	4,484,584	1.6%
Ghana	Quantum Group Ltd	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	9/15/2023	1,846,483	76%	1,846,483	1,846,483	0.7%
Jersey	Africell Holding Limited	Telephone Communications	Mobile Network Operator	16.73%	0.0%	9/30/2026	13,337,500	13%	13,337,500	13,337,500	4.8%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.37% Cash/4.00% PIK	0.0%	3/31/2023	15,090,682	60%	15,090,682	4,926,482	1.8%
Mexico	HINV, S.A. DE C.V.	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/24/2027	2,011,075	18%	2,011,075	2,011,075	0.7%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	11,109,955	4.0%
Netherlands	Cevher International B.V. Netherlands	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	10,697,318	10,697,318	3.8%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	11/30/2021	15,943,584	100%	15,943,584	6,684,019	2.4%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,297,259	41%	6,389,193	6,389,193	2.3%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	598,684	49%	598,684	598,684	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	12,506,966	56%	12,506,966	11,163,622	4.0%
Total Senior Secured Term Loan Participations									150,186,246	118,265,730	42.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,059,286	1.8%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	100%	5,802,296	4,289,181	1.5%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	53%	16,035,023	14,476,312	5.2%
Ecuador	Pacfish S.A.	Frozen Fish and Seafood	Seafood Processing Company III	12.14%	0.0%	3/25/2023	203,634	100%	203,634	203,634	0.1%
Ecuador	Eco-Kakao S,A, (8)	Farm Products	Cocoa Trader V	14.71%	0.0%	5/30/2023	1,233,136	100%	1,233,136	1,233,136	0.4%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (8)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	7/1/2023	4,948,595	100%	4,948,595	4,948,595	1.8%
Nigeria	Courtyard Farms Limited	Farm Products	Cocoa Trader III	8.50%	0.0%	9/30/2023	664,101	11%	664,101	664,101	0.2%
Nigeria	Alfa Systems and Commodity Company Limited	Farm Products	Cocoa Trader II	8.50%	0.0%	9/30/2023	820,482	13%	820,482	820,482	0.3%
Peru	Cooperativa de Servicios Multiples Centrocafe (8)	Farm Products	Coffee Exporter	13.45%	0.0%	3/10/2023	458,245	100%	458,245	458,245	0.2%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	15%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									43,313,942	32,801,402	11.7%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,668,290	1.0%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,857,650	1.0%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	9,000,000	N/A	9,000,000	5,297,921	1.9%
Morocco	Mac Z Group SARL (5), (6)	Other	Scrap Metal liquidation	N/A	0.0%	N/A	1,433,058	N/A	1,433,058	628,862	0.2%
Peru	TriLinc Peru S.A.C. (5)	Other	Real estate property	N/A	0.0%	N/A	3,502,265	N/A	3,502,265	3,502,265	1.3%
Total other investments									27,391,485	15,925,381	5.7%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,205,503	0.4%

Total Investments									$344,315,745	$274,313,827

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[7]

The Company holds equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 7.43% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on July 27, 2023.

[8]	New investments in the first quarter of 2023.
[9]	Lidas SRL is the operating company for this loan. This participation is in a senior secured term loan to Cristal Proiect SRL, which is guaranteed by Lidas SRL.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2022

Investment Type /Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A%	0.0%	12/15/2026	$545,673	N/A	$545,673	$339,258	0.1%
Ecuador	Grupo Surpapel (9)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.28% Cash/2.20% PIK	0.0%	6/18/2025	9,795,061	14%	9,795,061	9,795,061	3.5%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	22,219,565	100%	22,219,565	15,658,685	5.6%
Indonesia	PT Citra Labuantirta	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.5%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,703	67%	18,484,703	11,846,182	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	15.50% PIK	0.0%	7/27/2023	38,841,010	58%	38,841,010	38,841,010	13.8%
Singapore	Triton Metallics Pte Ltd. (5)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	13.50% PIK	0.0%	8/18/2025	21,074,573	100%	21,074,573	18,604,532	6.6%
Total Senior Secured Term Loans									120,960,585	105,084,728	37.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	15.46%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,368,290	0.8%
Brazil	Qintess Tecnologia e Participacoes Ltda	Computer Related Services, NEC	IT Service Provider	10.75% Cash/3.25% PIK	0.0%	11/23/2023	19,082,939	27%	19,197,072	19,197,073	6.8%
Brazil	Dock Brasil Engenharia E Servicos S.A.	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/10.0% PIK	0.0%	12/7/2023	7,185,803	42%	7,185,803	7,185,803	2.5%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	18,147,562	30%	18,147,562	17,834,541	6.3%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	3,219,553	40%	3,219,553	3,219,553	1.1%
Ghana	Quantum Group Ltd (10)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	3,289,660	76%	3,289,660	3,289,660	1.2%
Jersey	Africell Holding Limited	Telephone Communications	Mobile Network Operator	14.42%	0.0%	9/30/2026	13,750,000	13%	13,750,000	13,750,000	4.9%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.27% Cash/4.00% PIK	0.0%	3/31/2023	15,090,682	60%	15,090,682	4,926,482	1.7%
Mexico	HINV, S.A. DE C.V. (8)	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/24/2027	1,796,474	18%	1,796,474	1,796,474	0.6%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	11,754,052	4.2%
Netherlands	Cevher International B.V. Netherlands	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	9,779,546	9,779,546	3.5%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	11/30/2021	16,243,585	100%	16,243,584	6,984,020	2.5%
Romania	Lidas SRL	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,187,371	41%	6,279,305	6,279,305	2.2%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	568,179	49%	568,179	568,179	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	12,100,913	56%	12,100,913	10,757,569	3.8%
Total Senior Secured Term Loan Participations									150,966,964	119,690,547	42.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,239,479	1.9%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	100%	5,802,296	4,180,102	1.5%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	53%	16,035,023	14,476,312	5.1%
Ecuador	Pacfish S.A. (8)	Frozen Fish and Seafood	Seafood Processing Company III	12.14%	2.1%	2/22/2023	256,741	100%	256,741	256,741	0.1%
Hong Kong	Conplex International Ltd. (5), (6)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	5/31/2020	9,072,469	26%	9,072,469	424,976	0.2%
Indonesia	PT Citra Labuantirta (11)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Nigeria	Courtyard Farms Limited (12)	Farm Products	Cocoa Trader III	8.50%	0.0%	3/31/2023	664,101	11%	664,101	664,101	0.2%
Nigeria	Alfa Systems and Commodity Company Limited (12)	Farm Products	Cocoa Trader II	8.50%	0.0%	3/31/2023	820,482	13%	820,482	820,482	0.3%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	15%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									50,799,542	31,710,623	11.3%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	N/A	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,668,290	0.9%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,857,650	1.0%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	9,000,000	N/A	9,000,000	5,297,921	1.9%
Morocco	Mac Z Group SARL (5), (6)	N/A	Scrap Metal liquidation	N/A	0.0%	7/31/2018	1,433,058	N/A	1,433,058	628,862	0.2%
Peru	TriLinc Peru S.A.C. (5)	N/A	Real estate property	N/A	0.0%	12/31/2025	3,502,265	N/A	3,502,265	3,502,265	1.2%
Total other investments									27,391,485	15,925,381	5.5%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,205,503	0.4%
Total Investments									$350,118,576	$273,616,782

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Watch List investment.
[6]	Investment on non-accrual status.
[7]	The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 2.0% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on July 27, 2023.
[8]	New investment in the fourth quarter of 2022.
[9]	The Company had entered into a repurchase agreement in the forth quarter of 2022. Refer to Note 5 for additional information.
[10]	The maturity date was extended to 9/15/2023.
[11]	The maturity date was extended to 8/31/2023.
[12]	The maturity date was extended to 9/30/2023.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2023

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to March 31, 2023, the Company raised an additional $99,790,000 pursuant to a private placement and $53,853,000 pursuant to the DRP, for total gross proceeds of approximately $515,418,000 as of March 31, 2023.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of March 31, 2023, the Company’s subsidiaries are as follows:

●	TriLinc Global Impact Fund – Asia, Ltd.
●	TriLinc Global Impact Fund – Latin America, Ltd.
●	TriLinc Global Impact Fund – Trade Finance, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance, Ltd.
●	TriLinc Global Impact Fund – Africa, Ltd.
●	TriLinc Global Impact Fund – Latin America II, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
●	TriLinc Global Impact Fund – Latin America III, Ltd.
●	TriLinc Global Impact Fund – Asia II, Ltd.
●	TriLinc Global Impact Fund – Asia III, Ltd.
●	TriLinc Global Impact Fund – Asia IV, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
●	TriLinc Global Impact Fund – Europe, Ltd.
●	TriLinc Global Impact Fund – North America, Ltd.
●	TriLinc Global Impact Fund – Africa Latin America, Ltd.
●	TriLinc Global Impact Fund - Africa Latin America Trade Finance, Ltd
●	TriLinc Global Impact Fund – Cayman, Ltd.

Through March 31, 2023, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form  10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC o n September 29, 2023. Certain prior period information has been reclassified to conform with the current period presentation.

The results of operations for the  three months ended March 31, 2023 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2023.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. Following the initial accrual of interest income receivable balances are adjusted to have such balances reflect their net realizable value at each reporting date. The Company determines the net realizable value using the same methodologies used to determine the fair value of investments. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight-line basis over the life of the associated loan, which the Company has determined not to be materially different from the effective yield method.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
●	Level 2 — Valuations based on inputs other than quoted prices included in Level 1, which are either directly or indirectly observable.
●

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
2.

Materiality is assessed quarterly on all investments to determine whether an independent review is appropriate. The Advisor engages a third-party valuation firm to conduct an independent review of the reasonableness of the Advisor’s internal estimates of fair value on certain of the qualifying loans, and to provide an opinion of whether they concur with the Advisor’s analysis. The independent assessment occurs on a discretionary basis based on qualifications that takes into account both quantitative thresholds and qualitative considerations, as determined by the Advisor. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith;

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

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are deemed performing loans, with no macroeconomic indicator or other event observed that would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment. If, pursuant to the Company's quarterly review, the Company determines that one or more material valuation adjustments are appropriate, then the Company adjusts the fair value. Historically, in most cases when these adjustments that have resulted in a fair value that is materially different from the investment’s amortized cost, the Company has determined to place it on the Watch List. Fixed income investments are typically valued utilizing a market approach, income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business) and is used less frequently due to the private nature of the Company’s investments. The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, the Company predominantly uses the income approach, but may also use a collateral based approach (also known as a liquidation or net recovery approach), or a hybrid approach consisting of the income approach and the collateral based approach. The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model. When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery. The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

●	Macro-economic factors that are relevant to the investment or the underlying borrower
●	Industry factors that are relevant to the investment or the underlying borrower
●	Historical and projected financial performance of the borrower based on most recent financial statements

●	Borrower draw requests and payment track record
●	Loan covenants, duration and drivers
●	Performance and condition of the collateral (nature, type and value) that supports the investment
●	Sub-Advisor recommendation as to possible impairment or reserve, including updates and feedback
●	For participations, the Company’s ownership percentage of the overall facility
●	Key inputs and assumptions that are believed to be most appropriate for the investment and the approach utilized
●	Applicable global interest rates
●	Impact of investments placed on non-accrual status

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

The Company measures net realized gains or losses by the difference between the net proceeds from the repayment or sale on investments and the amortized cost basis of the investment including unamortized upfront fees. Realized gains or losses on the disposition of an investment are calculated using the specific identification method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible as of March 31, 2023. For the three months ended March 31, 2023 and 2022, the Company earned and capitalized PIK interest of $4,257,210 and $4,360,469, respectively.

Distribution and Ongoing Dealer Manager and Service Fees

The Company pays a distribution fee equal to 0.8% per annum of the Company’s current estimated value per share for each Class C unit sold in the Offering or pursuant to a private placement. The distribution fee is payable until the earlier to occur of the following: (i) a listing of the Class C units on a national securities exchange, (ii) following completion of each respective offering, total selling compensation equaling 10% of the gross proceeds of such offering, or (iii) there are no longer any Class C units outstanding. In addition, the Company pays an ongoing dealer manager fee for each Class I unit and Class W unit sold pursuant to a private placement. Such ongoing dealer manager fee is payable for five years until the earlier of: (x) the date on which such Class I units or Class W units are repurchased by the Company; (y) the listing of the Class I units or Class W units on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets; or (z) the fifth anniversary of the admission of the investor as a unitholder. Further, the Company pays an ongoing service fee for each Class W unit sold pursuant to a private placement. Such ongoing service fee is payable for six years until the earlier of: (x) the date on which such Class W units are repurchased by the Company; (y) the listing of the Class W units on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets; or (z) the sixth anniversary of the admission of the investor as a unitholder. The distribution fees, ongoing dealer manager fees and service fees are not paid at the time of purchase. Such fees are payable monthly in arrears, as they become contractually due.

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At March 31, 2023, the estimated unpaid distribution fees for Class C units amounted to $341,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

Income Taxes

The Company is classified as a partnership for U.S. federal income tax purposes. As such, the Company allocates all income or loss to its unitholders according to their respective percentage of ownership, and is generally not subject to tax at the entity level. Therefore, no provision for federal or state income taxes has been included in these financial statements.

The Company  may be subject to withholding taxes on income and capital gains imposed by certain countries in which the Company invests. The withholding tax on income is netted against the income accrued or received. Any reclaimable taxes are recorded as a reduction of the withholding tax. The withholding tax on realized or unrealized gain is recorded as a liability.

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

As of March 31, 2023, no tax liability for uncertain tax positions had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2019.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s NAV is calculated on a quarterly basis. As of March 31, 2023, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of March 31, 2023, under GAAP, the Company has recorded a liability in the amount of $357,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

The Company is not required to determine its NAV per unit under GAAP and therefore, its determination of NAV per unit for Class C units, Class I units and Class W units varies from GAAP. The Company does not deduct the liability for estimated future distribution fees in its calculation of NAV per unit for Class C units. Further, the Company does not deduct the liability for estimated future dealer manager fees in its calculation of the NAV per unit for Class I units and Class W units. Likewise, the Company does not deduct the liability for estimated future service fees in its calculation of the NAV per unit for Class W units. The Company believes this approach is consistent with the industry standard and appropriate since the Company intends for the NAV to reflect the estimated value on the date that the Company determines its NAV.

Accordingly, the Company believes that its estimated NAV at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. Our board of managers has determined that, as of March 31, 2023, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same estimated NAV per unit of approximately $5.86, compared to estimated NAV per unit of approximately $5.85 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This estimated NAV per unit as of March 31, 2023 reflects a decrease of approximately $0.06 from the NAV per unit of approximately $5.92 as of December 31, 2022. The decrease in NAV per unit was due to a combination of factors, including the adverse impact of COVID-19 and inflation and the Company having recorded $6,499,880 in unrealized appreciation and  $9,072,469 in realized loss on its investments during the three months ended March 31, 2023.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2023 and 2022.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. IIG was the sub-advisor with respect to five of the 20 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of  March 31, 2023 and December 31, 2022, all of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

In addition, certain of the Company’s investments in loans contain a PIK interest provision. These investments may expose the Company to higher risks, including an increased risk of potential loss because PIK interest results in an increase in the size of the outstanding loan balance. The Company may also be exposed to the risk that it may be more difficult to value the investments because the continuing accrual of interest requires continuing subjective judgments about the collectability of the deferred payments and the value of the underlying collateral. To the extent the loan is structured as a PIK interest-only loan, the probability and magnitude of a loss on the Company’s investment may increase.

At March 31, 2023, the Company’s largest loan by value was $40,688,905 or 14.8% of the fair value of the Company's total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 40.3% of the Company’s portfolio at March 31, 2023. Participation in loans amounted to 55.1% of the fair value of the Company’s total portfolio at March 31, 2023.

Note 3. Investments

As of March 31, 2023, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$123,424,072	$106,115,811	38.7%
Senior secured term loan participations	150,186,246	118,265,730	43.1%
Senior secured trade finance participations	43,313,942	32,801,402	12.0%
Other investments	27,391,485	15,925,381	5.8%
Equity warrants	—	1,205,503	0.4%
Total investments	$344,315,745	274,313,827	100.0%

As of December 31, 2022, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$120,960,585	$105,084,728	38.5%
Senior secured term loan participations	150,966,964	119,690,547	43.7%
Senior secured trade finance participations	50,799,542	31,710,623	11.6%
Other investments	27,391,485	15,925,381	5.8%
Equity warrants	—	1,205,503	0.4%
Total investments	$350,118,576	$273,616,782	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balances as of March 31, 2023 and December 31, 2022 amounted to approximately $2,047,000 and $2,047,000, respectively. The Company’s interest receivable balances at March 31, 2023 and December 31, 2022 are recorded at net realizable value.

Trade Finance

Trade finance encompasses a variety of lending structures that support the export, import or sale of goods between producers and buyers in various countries and across various jurisdictions. The strategy is most prevalent in the financing of commodities. The Company’s Participations in trade finance positions typically fall into two broad categories: pre-export financing and receivable/inventory financing. Pre-export financing represents advances to borrowers based on proven orders from buyers. Receivable/inventory financing represents advances on borrowers’ eligible receivable and inventory balances. For trade finance, the structure and terms of the facility underlying the Company’s Participations vary according to the nature of the transaction being financed. The structure can take the form of a revolver with multiple draw requests and maturity of up to one year based on collateral and performance requirements. The structure can also be specific to the individual transaction being financed, which typically have shorter durations of 60 – 180 days. With respect to underwriting, particular consideration is given to the following:

●	nature of the goods or transaction being financed,
●	the terms associated with the sale and repayment of the goods,
●	the execution risk associated with producing, storing and shipment of the goods,
●	the financial and performance profile of both the borrower and end buyer(s),
●	the underlying advance rate and subsequent Loan to Value (“LTV”) associated with lending against the goods that serve to secure the facility or transaction,
●	collateral and financial controls (collection accounts and inventory possession),
●	third party inspections and insurance, and
●	the region, country or jurisdiction in which the financing is being completed.

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

The industry composition of the Company’s portfolio, at fair value as of March 31, 2023 and December 31, 2022, was as follows:

	As of March 31, 2023		As of December 31, 2022
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$5,297,921	1.9%	$5,297,921	1.9%
Boatbuilding and Repairing	7,401,377	2.7%	7,185,803	2.6%
Chemicals and Allied Products	10,770,258	3.9%	11,846,182	4.3%
Chocolate and Cocoa Products	29,476,312	10.7%	29,476,312	10.8%
Coal and Other Minerals and Ores	34,631,448	12.6%	34,263,217	12.5%
Computer Related Services, NEC	19,357,167	7.1%	19,197,073	7.0%
Corn	11,762,306	4.3%	11,325,748	4.1%
Corrugated and Solid Fiber Boxes	4,795,061	1.7%	9,795,061	3.6%
Cotton Ginning	2,857,650	1.0%	2,857,650	1.0%
Dairy Farms	4,289,181	1.6%	4,180,102	1.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	970,393	0.4%	970,393	0.4%
Farm Products	3,175,964	1.2%	1,484,583	0.5%
Freight Transportation Arrangement	4,926,482	1.8%	4,926,482	1.8%
Frozen Fish and Seafood	5,152,229	1.9%	256,741	0.1%
Hotels and Motels	15,889,982	5.8%	17,834,541	6.5%
Land Subdividers and Developers	11,109,955	4.1%	11,754,052	4.3%
Motor Vehicle Parts and Accessories	10,697,318	3.9%	9,779,546	3.6%
Personal Credit Institutions	6,495,659	2.4%	5,016,027	1.8%
Petroleum and Petroleum Products	1,846,483	0.7%	3,289,660	1.2%
Refuse Systems	41,894,408	15.3%	40,046,513	14.6%
Retail Bakeries	6,389,193	2.3%	6,279,305	2.3%
Short-Term Business Credit	2,368,289	0.9%	2,368,290	0.9%
Soybeans	5,059,286	1.8%	5,239,479	1.9%
Sugarcane and Sugar Beets	230,139	0.1%	339,258	0.1%
Telephone and Telegraph Apparatus	—	0.0%	424,976	0.3%
Telephone Communications	13,337,500	4.9%	13,750,000	5.1%
Towing and Tugboat Service	6,684,019	2.4%	6,984,020	2.6%
Other	6,799,417	2.4%	6,799,417	2.5%
Total	$274,313,827	100.0%	$273,616,782	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$17,504,038	6.3%	$17,575,152	6.3%
Botswana	2,368,289	0.9%	2,368,290	0.9%
Brazil	26,988,683	9.8%	26,722,134	9.8%
Cabo Verde	15,889,982	5.8%	17,834,541	6.5%
Cameroon	14,476,312	5.3%	14,476,312	5.3%
Chile	970,393	0.4%	970,393	0.4%
Colombia	4,484,584	1.6%	3,219,553	1.2%
Ecuador	11,180,426	4.1%	10,051,802	3.7%
Ghana	1,846,483	0.7%	3,289,660	1.2%
Hong Kong	15,302,209	5.6%	16,083,661	5.9%
Indonesia	15,000,000	5.5%	15,000,000	5.5%
Jersey	13,337,500	4.9%	13,750,000	5.0%
Kenya	4,926,482	1.8%	4,926,482	1.8%
Malaysia	10,770,258	3.9%	11,846,182	4.3%
Mexico	43,905,483	16.0%	41,842,987	15.3%
Morocco	628,862	0.2%	628,862	0.2%
Namibia	11,109,955	4.1%	11,754,052	4.3%
Netherlands	10,697,318	3.9%	9,779,546	3.6%
Nigeria	8,168,602	3.0%	8,468,603	3.1%
Peru	3,960,510	1.4%	3,502,265	1.3%
Romania	6,389,193	2.3%	6,279,305	2.3%
Singapore	19,329,239	7.0%	18,604,532	6.8%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,762,306	4.3%	11,325,748	4.1%
N/A (2)	2,668,290	1.0%	2,668,290	1.0%
Total	$274,313,827	100.0%	$273,616,782	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.
(2)	This investment was in a credit facility originated by IIG TOF B.V., which has been placed into bankruptcy; therefore, no geographic classification is applicable.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of March 31, 2023:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$106,115,811	$—	$—	$106,115,811
Senior secured term loan participations	118,265,730	—	—	118,265,730
Senior secured trade finance participations	32,801,402	—	—	32,801,402
Other investments	15,925,381	—	—	15,925,381
Equity warrants	1,205,503	—	—	1,205,503
Total	$274,313,827	$—	$—	$274,313,827

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2022:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$105,084,728	$—	$—	$105,084,728
Senior secured term loan participations	119,690,547	—	—	119,690,547
Senior secured trade finance participations	31,710,623	—	—	31,710,623
Other investments	15,925,381	—	—	15,925,381
Equity warrants	1,205,503	—	—	1,205,503
Total	$273,616,782	$—	$—	$273,616,782

The following is a reconciliation of activity for the three months ended March 31, 2023, of investments classified as Level 3:

	Fair Value at December 31, 2022	Purchases	Proceeds from disposition of investments	Transfer	Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Realized loss	Fair Value at March 31, 2023
Senior secured term loans	$105,084,728	$309,360	$(5,109,118)	$5,000,000	$2,263,243	$(1,432,402)	$—	$106,115,811
Senior secured term loan participations	119,690,547	1,803,105	(4,577,791)	—	1,993,967	(644,098)	—	118,265,730
Senior secured trade finance participations	31,710,623	9,511,908	(2,925,040)	(5,000,000)	—	8,576,380	(9,072,469)	32,801,402
Other investments	15,925,381	—	—	—	—	—	—	15,925,381
Equity warrants	1,205,503	—	—	—	—	—	—	1,205,503
Total	$273,616,782	$11,624,373	$(12,611,949)	$—	$4,257,210	$6,499,880	$(9,072,469)	$274,313,827

The Company recorded realized losses of $9,072,469 and $0 for the Company’s investments classified as Level 3 during the three months ended March 31, 2023 and 2022, respectively. Net change in unrealized depreciation for the three months ended March 31, 2023 and 2022 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $2,147,613 and $2,646,200, respectively.

As of March 31, 2023, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2023:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$27,863,791	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	1.03x, 10.5% - 15.75% (14.56%)
Senior secured trade finance participations (1)	$4,937,611	Collateral based approach	Value of collateral (collateral coverage ratio)	1.2x - 1.67x
Senior secured term loans (2)	$106,115,811	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	1.17x, 13.25% - 20.0% (16.11%)
Senior secured term loan participations (2)	$107,155,775	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.46x - 2.82x, 12.0% - 22.1% (17.78%)
Senior secured term loan participations (1)	$11,109,955	Collateral based approach	Value of collateral (collateral coverage ratio)	1.06x
Other investments (3)	$15,925,381	Collateral based approach	Value of collateral (collateral coverage ratio)	0.4x - 2.36x
Equity warrants	$1,205,503	Option Pricing Method	Risk free rate, volatility, time to liquidity	3.6%, 76%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, Sancor, GPI, FRIAR, Algonodera, Mac Z, Itelecom, Receivable from IIG and TriLinc Peru S.A.C.
(2)

The Company used the income approach for the following Watch List investments: Helios Maritime, CAGSA, Triton, Producam, Agilis Partners Holding LLC, Agilis Partners, Usivale, and Limas and a hybrid of the collateral based approach and the income approach for Ecsponent, Multiple ICD, and Vikudha, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

(3)	Some of these investments have been placed into bankruptcy and utilize the collateral approach.
(4)	The inputs were weighted based on the fair value of the investments included in the range.

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
(2)

The Company used the income approach for the following Watch List investments: CAGSA, Triton, Producam, Applewood, Agilis Partners, Usivale, Limas, TriLincPeru and Ecsponent and a hybrid of the collateral based approach and the income approach for Helios Maritime, MICD, and Vikudha, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

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

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Second Amended and Restated Advisory Agreement, dated as of February 14, 2018, between the Company and the Advisor, (the “Advisory Agreement”) ends on February 25, 2024, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three months ended March 31, 2023 and 2022. Furthermore, the Advisor determined to voluntarily waive all incentive fees that may become due and payable to the Advisor for 2023.

Repurchase agreement

On November 3, 2022, the Company entered into a transaction with an unrelated financial institution, whereby, it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. During the three months ended March, 31, 2023, the transaction was extended to expire in October 2023. The terms of the extension were amended and no longer require the participation to be recorded as an asset or the resulting obligation to be recorded as a liability. The transaction is more appropriately deemed to be a put option requiring the Company to repurchase the transaction at the option of the buyer at a future fixed price while the buyer is no longer obligated to sell the participation to the Company. The resulting fair value of the put option is deemed to be $0 as of March 31, 2023 as the fair value of the participation approximates the price at which the Company is required to repurchase the asset when the put option is exercised. Therefore, it is not recorded as a liability as of March 31, 2023. No gain or loss has been recognized with respect to this transaction. During the three months ended March 31, 2023, the Company recognized $184,573 in interest expense related to this obligation.

Transactions

For the three months ended March 31, 2023 and 2022, the Advisor earned $1,404,845 and $1,689,960, respectively, in asset management fees and $0 and $895,878, respectively, in incentive fees.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,655,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company. Such amounts include approximately $0 and $11,000 of offering costs incurred by the Sponsor during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company did not make payments in reimbursement of offering costs to the Sponsor.

From the commencement of the Company’s operations through March 31, 2023, the Company has reimbursed the Sponsor a total of approximately $17,355,000 of offering and organization costs.

For the three months ended March 31, 2023 and 2022, the Company paid StratCap Securities, formerly known as SC Distributors LLC, the dealer manager for certain of the Company’s prior offerings, approximately $61,000 and $101,000, respectively, in ongoing distribution fees, dealer manager fees and service fees.

Note 7. Note Payable

The Company’s note payable consists of the following:

	March 31, 2023	December 31, 2022
	Outstanding Balance	Outstanding Balance
BlueOrchard facility	$9,000,000	$9,000,000
DEG facility	9,000,000	9,000,000
Less: Unamortized debt issuance costs	(975,664)	(1,014,909)
Total notes payable	$17,024,336	$16,985,091

DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") facility

On November 22, 2022, TGIFC entered into a $25 million Facility Agreement (the “Facility Agreement”) with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH (“DEG”) as Lender. This leverage facility was fully repaid on August 31, 2023.

During the three months ended March 31, 2023, the Company paid $0 in principal and recognized approximately $235,000 in interest expense.

Blueorchard Microfinance Fund ("BlueOrchard") facility

On November 22, 2022, TGIFC entered into a $25 million Facility Agreement (the “Facility Agreement”) with Blueorchard Microfinance Fund ("BlueOrchard") as Lender. This leverage facility was fully repaid on August 31, 2023.

During the three months ended March 31, 2023 the Company paid $0 in principal and recognized approximately $188,000 in interest expense.

Note 8. Unit Capital

As of March 31, 2023, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of March 31, 2023, the Company recorded a liability in the aggregate amount of $357,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of March 31, 2023 is calculated based on a NAV per Class C, Class I and Class W units of $5.817 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the NAV, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the three months ended March 31, 2023:

	Units	Units Issued			Units
	Outstanding	under Distribution	Units	Units	Outstanding
	as of	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	March 31,
	2022	the Period	the Period	the Period	2023
Class A units	18,233,751	71,911	—	(1,738)	18,303,924
Class C units	7,831,059	38,809	(32,742)	—	7,837,126
Class I units	10,443,595	44,724	32,742	(2,403)	10,518,658
Class W units	24,555	—	—	—	24,555
Class Y units	2,682,275	740	—	—	2,683,015
Class Z units	8,423,851	—	—	—	8,423,851
Total	47,639,086	156,184	—	(4,141)	47,791,129

156,184 units were issued under the DRP at a value of approximately $1,063,000 during the three months ended March 31, 2023 and no units were sold pursuant to the Company's private placement.

During the three months ended March 31, 2023, the amount of units issued through the DRP by class were $491,720, $264,036, $302,386, and $5,063 for Class A units, Class C units, Class I units and for Class Y units, respectively.

Beginning June 11, 2014, the Company commenced a unit repurchase program pursuant to which the Company may conduct quarterly unit repurchases of up to 5% of the weighted average number of outstanding units in any 12-month period to allow the Company’s unitholders, who have held units for a minimum of one year, to sell their units back to the Company at a price equal to the most recently determined NAV per unit for each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of repurchase.

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

During the three months ended March 31, 2023, the Company fulfilled repurchase requests for a total of 4,141 units at a weighted average repurchase price per unit of $6.84 for an aggregate repurchase price of $28,318. These repurchases were approved and effective as of December 31, 2022, but the repurchase payments were made during the three months ended March 31, 2023. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective  April 1, 2023. The Company anticipates that it will lift the suspensions sometime after this Quarterly Report on Form 10-Q and its Quarterly Reports on Form 10-Q for the periods ended June 30, 2023 and September 30, 2023 have been filed with the SEC.

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

	Units		Units Issued			Units
	Outstanding	Units Issued	under Distribution	Units	Units	Outstanding
	as of	under Subscription	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	During	March 31,
	2021	the Period	the Period	the Period	the Period	2022
Class A units	18,128,699	—	116,034	—	(104,106)	18,140,627
Class C units	7,827,952	—	60,975	(8,005)	(41,049)	7,839,873
Class I units	10,517,764	—	69,221	8,005	(86,666)	10,508,324
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,696,506	24,135	1,024	—	(15,632)	2,706,033
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,619,327	24,135	247,254	—	(247,453)	47,643,263

24,135 units were issued under the subscription at a value of approximately $175,000 for the three months ended March 31, 2022. 247,254 units were issued under the DRP at a value of approximately $1,783,000 and 25,159 units sold pursuant to our private placement for aggregate gross proceeds of $183,000 during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the amount of units issued through the subscription for class Y were $175,000.

During the three months ended March 31, 2022, the amount of units issued through the DRP by class were $873,113, $439,505, $498,828, and $7,997 for Class A units, Class C units, Class I units and for Class Y units, respectively.

Repurchases for the first quarter of 2022 were made at a price equal to $7.123 per unit, which was the net asset value per unit of each class as of December 31, 2021, the most recently disclosed net asset value at the time of repurchase.

During the three months ended March 31, 2022, the Company fulfilled repurchase requests for a total of 247,453 units at a weighted average repurchase price per unit of $7.12 for an aggregate repurchase price of $1,762,687. As of March 31, 2022, $1,757,873 of these repurchase requests were pending processing and were completed by the Company in April 2022. For the quarter ended March 31, 2022, eligible repurchase requests exceeded the limitations of the Company’s unit repurchase program described above and the requests were fulfilled on a pro rata basis, such that the Company repurchased approximately 247,000 units or  6.68% of eligible repurchase requests (based on the number of units submitted for repurchase), and approximately 2,714,000, or 93.32% of eligible repurchase requests (based on the number of units submitted for repurchase) were not redeemed. Pursuant to the terms of the Company’s unit repurchase program, the unsatisfied portion of repurchase requests that were not fulfilled at quarter-end were carried over to the next quarter and treated as a request for repurchase at the next quarter-end repurchase date, unless the repurchase request was withdrawn.

Note 9. Distributions

The following table summarizes the distributions for the three months ended March 31, 2023:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Authorized	Per Unit	Distributions	Reinvested	Declared
January 31, 2023	November 11, 2022	$0.00131143	$1,374,744	$558,839	$1,933,583
February 28, 2023	November 11, 2022	$0.00131143	1,240,987	504,366	1,745,353
Total for 2023			$2,615,731	$1,063,205	$3,678,936

In November 2022, the Company’s board of managers authorized the declaration of distributions for December of 2022 and  January and  February of 2023. These distributions have been calculated based on unitholders of record for each day of each month in an amount equal to $0.00131143 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $6.838, determined as of September 30, 2022. The January and February distributions were paid in cash or reinvested in units, for those unitholders participating in the DRP, on February 2, 2023 and March 27, 2023, respectively. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events" for information regarding when distributions for March, April and May 2023 were paid.

The following table summarizes the distributions for the three months ended March 31, 2022:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Authorized	Per Unit	Distributions	Reinvested	Declared
January 31, 2022	November 12, 2021	$0.00139060	$1,431,973	$616,109	$2,048,082
February 28, 2022	November 12, 2021	$0.00139060	1,298,531	554,580	1,853,111
March 31, 2022	February 17, 2022	$0.00139060	1,442,429	612,752	2,055,181
Total for 2023			$4,172,933	$1,783,441	$5,956,374

On November 12, 2021, the Company’s board of managers authorized the declaration of distributions for December of 2021 and  January, February and March of 2022. These distributions have been calculated based on unitholders of record for each day of each month in an amount equal to $0.00139060 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $7.251, determined as of September 30, 2021.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Per unit data (1):
Net asset value at beginning of period	$5.92	$7.58
Net investment income	0.06	0.11
Net change in unrealized appreciation (depreciation) on investments	0.14	(0.06)
Realized loss on investments	(0.19)	—
Foreign exchange gain	—	—
Net increase in net assets resulting from operations	0.01	0.05
Distributions	(0.08)	(0.13)
Net change in accrued distribution and other fees	0.00	—
Net decrease in net assets	(0.07)	(0.08)
Net asset value at end of period (2)	$5.85	$7.50
Total return based on net asset value (3)	0.07%	0.66%
Net assets at end of period	$279,564,274	$335,406,114
Units Outstanding at end of period	47,791,129	47,643,263
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	3.99%	6.60%
Ratio of total expenses to average net assets	5.72%	5.30%

1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2023 and 2022, which were 47,702,544 and 47,720,815, respectively.
2

For financial statement reporting purposes under GAAP, as of March 31, 2023 and 2022, the Company recorded a liability in the amount of $357,000 and $439,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the NAV used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of NAV determination is consistent with the industry standard and is more appropriate since the Company intends for the NAV to reflect the estimated value on the date that the Company determines its NAV.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023.

Leverage facility

On May 15, 2023, due to a breach of a reporting covenant of its leverage facility caused by the delayed filing of its Form 10-K for the year ended December 31, 2022, the Company and its leverage providers agreed that the Company would repay the outstanding leverage facility of $18,000,000 by August 31, 2023. The leverage facility was fully repaid by that date.

Distributions

The cash distributions for March, April and May 2023 totaled $1,929,181, $1,660,262 and $1,650,860 and were paid on May 19, 2023,  August 21, 2023 and October 23, 2023, respectively. None of the distributions for April and May were reinvested in units due to the temporary suspension of the DRP, effective as of April 1, 2023. There can be no assurances as to when or if additional distributions will be paid.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to purchase or make investments in a timely manner;
●	our business prospects and the prospects of our borrowers;
●	the impact of public health crises, including the COVID-19 pandemic, and actions taken to prevent their spread on our business, results of operations, financial condition, liquidity and NAV per unit;
●	the economic, social and/or environmental impact of the investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	our ability to make distributions to our unitholders;
●	the dependence of our future success on the general economy and its impact on the companies in which we invest;
●	the availability of cash flow from operating activities for distributions and payment of operating expenses;
●	the performance of our Advisor, our sub-advisors and our Sponsor;
●	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;
●	the ability of our borrowers to make required payments;
●	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
●	the lack of a public trading market for our units;
●	our ongoing litigation;
●	our ability to borrow funds;
●	our expected financings and investments;
●	the adequacy of our cash resources and working capital;
●	general global economic, political and business conditions, including inflation, and the ongoing conflict between Russia and Ukraine and in the Middle East;
●	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
●	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
●	the ability of our sub-advisors and borrowers to achieve their objectives;
●	the effectiveness of our portfolio management techniques and strategies;
●	failure to maintain effective internal controls; and
●	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to our DRP. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017. Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through our DRP, which is temporarily suspended. See "Notes to Consolidated Financial Statements - Note 8. Unit Capital" for additional information regarding the suspension.

Upon termination of the primary portion of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our DRP to the investors who have purchased units in the Offering. Units issued pursuant to our DRP are being offered at the price equal to the NAV per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Our DRP was amended, effective May 25, 2020, to allow holders of all classes of units other than Class Z units to participate, including holders who purchased units in our private placements. The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

For the three months ended March 31, 2023, we issued 155,116 of our units pursuant to our DRP for gross proceeds of approximately $1,061,000. As of March 31, 2023, $21,147,000 in units remained available for sale pursuant to the DRP, which is temporarily suspended. See "Notes to Consolidated Financial Statements - Note 8. Unit Capital" for additional information regarding the suspension.

From our inception through March 31, 2023, we issued an aggregate of 56,402,184 of our units, including 8,178,537 units issued under our DRP, for gross proceeds of approximately $515,421,000 including approximately $66,896,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,755,000.

Outlook

Economic conditions globally remain challenging, particularly for advanced economies, due to inflation and the dramatic rise in interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine and China’s “Zero Covid” policy during 2022, with supply side conditions not normalizing until year-end 2022. The combination of these effects, in many cases, had devastating and long-lasting impacts on the businesses, financial conditions and results of operations of borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies are struggling to recover from the compound impact of more than three years of economic hardship, while current macroeconomic conditions make it even more difficult for borrower companies to achieve a rapid and significant recovery in operating performance. The Company does not expect any near-term changes to the impact of the macroeconomic environment on the Company’s borrowers. Indeed, although the Company’s NAV per unit decreased by $0.06 as of March 31, 2023, compared to the NAV per unit as of December 31, 2022, the Company’s March 31, 2023 NAV is a reflection of the cumulative effect of 13 consecutive quarters of the adverse economic impact of COVID-19 and its ramifications, including persistent supply chain and cash flow issues, on the Company’s borrowers.

The combination of weakened borrower companies, still attempting to recover from the historically bad 2020-2022 pandemic/broken supply chain period, and weakened demand in the current macro-economic environment, has made it challenging for the Company’s borrowers to repay their obligations to the Company, as discussed above. As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may impact the Company’s ability to pay future distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company agreed, subsequent to March 31, 2023, to repay the credit facilities in full by the end of August 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, the Company anticipates that it may not be able to pay regular monthly distributions in the coming quarters and that the suspensions of the Company’s unit repurchase program and distribution reinvestment plan, both of which were suspended effective April 1, 2023, will likely be extended for a significant period of time. See “Notes to Consolidated Financial Statements—Note 11. Subsequent Events” for more information. The Company intends to pursue multiple strategies in order to address its temporary liquidity needs, which may include the sale of all or a portion of certain investments, seeking to obtain new credit facilities and the pursuit of additional financing transactions as needed to supplement cash flows.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2023, the majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR was phased out in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of March 31, 2023, 9.7% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable.

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

Portfolio and Investment Activity

During the three months ended March 31, 2023, the Company invested approximately $11.6 million across seven separate portfolio companies, including three new borrowers. The Company's investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $7.6 million.

At March 31, 2023 and December 31, 2022, the Company’s investment portfolio included 38 and 36 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2023		As of December 31, 2022
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$106,115,811	38.7%	$105,084,728	38.5%
Senior secured term loan participations	118,265,730	43.1%	119,690,547	43.7%
Senior secured trade finance participations	32,801,402	12.0%	31,710,623	11.6%
Other investments	15,925,381	5.8%	15,925,381	5.8%
Equity warrants	1,205,503	0.4%	1,205,503	0.4%
Total investments	$274,313,827	100.0%	$273,616,782	100.0%

As of March 31, 2023, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations and senior secured term loans were 10.5%, 12.4% and 13.4%, respectively, for a weighted average yield on investments of approximately 11.5% on our total portfolio.

As of March 31, 2022, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and other investments were 10.5%, 12.4%, 11.6%, and 8.8%, respectively, for a weighted average yield on investments of approximately 11.7% on our total portfolio.

As of March 31, 2023, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Sugarcane and Sugar Beets	Sustainable Agriculture & Agroprocessing	Brazil	N/A	12/15/2026	(2)	$436,555	$230,139
Claim in Bankruptcy	Electric Services	Technological Innovation	Chile	N/A	N/A	(2)	1,456,162	970,393
Sustainable Packaging Manufacturer	Corrugated and Solid Fiber Boxes	Recycling	Ecuador	12.28% Cash/2.20% PIK	6/18/2025		4,795,061	4,795,061
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023	(2)	22,219,566	15,302,209
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024		10,000,000	10,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023	(2)	18,484,704	10,770,258
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	15.50% PIK	7/27/2023	(3)	40,688,905	41,894,408
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	13.50% PIK	8/18/2025	(2)	21,799,281	19,329,239
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	13.50%	8/18/2023	(2)	5,601,000	2,368,289
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	11.5% Cash/3.5% PIK	11/23/2023		19,231,320	19,357,167
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8.00% Cash/12.0% PIK	12/7/2023		7,401,377	7,401,377
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK	12/31/2024		16,203,002	15,889,982
Consumer Lender II	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	12/24/2026		4,484,584	4,484,584
Tank Farm Operator	Petroleum and Petroleum Products	Responsible Fuel Storage	Ghana	12.00%	9/15/2023		1,846,483	1,846,483
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	16.73%	9/30/2026		13,337,500	13,337,500
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.37% Cash/4.00% PIK	3/31/2023	(2)	15,090,682	4,926,482
Consumer Lender III	Personal Credit Institutions	Inclusive Finance	Mexico	11.95%	1/24/2027		2,011,075	2,011,075
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK	8/15/2021	(2)	18,717,631	11,109,955
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.00%	2/7/2024		8,275,000	10,697,318
Marine Logistics Provider	Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%	11/30/2021	(2)	15,943,584	6,684,019
Frozen Bakery Products Manufacturer	Retail Bakeries	Responsible Consumer Goods Production	Romania	7.0% Cash/7.0% PIK	5/20/2024		6,297,259	6,389,193
Grain Processor G	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK	7/8/2024	(2)	598,684	598,684
Grain Processor F	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK	6/30/2025	(2)	12,506,966	11,163,622
Agriculture Distributor	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,059,286
Dairy Co-Operative	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	5,802,296	4,289,181
Claim in Bankruptcy	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	9,000,000	5,297,921
Claim in Bankruptcy	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	6,000,000	2,857,650
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	6/30/2023	(2)	16,035,023	14,476,312
Seafood Processing Company III	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	12.14%	3/25/2023		203,634	203,634
Cocoa Trader V	Farm Products	Sustainable Agricultural Supplies	Ecuador	14.71%	5/30/2023		1,233,136	1,233,136
Seafood Processing Company II	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%	7/1/2023		4,948,595	4,948,595
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	8/31/2023		5,000,000	5,000,000
Scrap Metal liquidation	Other	Recycling	Morocco	N/A	N/A	(2)	1,433,058	628,862
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	9/30/2023		664,101	664,101
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	9/30/2023		820,482	820,482
Coffee Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Peru	13.45%	3/10/2023		458,245	458,245
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Claim in Bankruptcy	Other	Other	N/A	N/A	N/A	(2)	6,000,000	2,668,290
Real estate property	Other	Other	Peru	N/A	N/A	(2)	3,502,265	3,502,265
Total Investments								$274,313,827

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.

As of March 31, 2023, the composition our investments at fair value based on the Company created industry classification was as follows:

	Fair	Percentage
Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	32,694,667	11.9%
Inclusive Finance	8,863,948	3.2%
Infrastructure Development	34,401,314	12.5%
Recycling	47,318,331	17.2%
Responsible Consumer Goods Production	17,086,511	6.2%
Responsible Fuel Storage	1,846,483	0.7%
Responsible Industrial Goods Distribution	10,770,258	3.9%
Responsible Logistics Management	11,610,501	4.2%
Responsible Natural Resources Distribution	34,631,448	12.6%
Sustainable Agricultural Supplies	1,233,136	0.4%
Sustainable Agriculture & Agroprocessing	56,626,442	20.7%
Sustainable Aquaculture & Processing	5,152,229	2.0%
Sustainable Dairy Production	4,289,181	1.7%
Technological Innovation	970,393	0.4%
Other	6,170,555	2.2%
Total	$274,313,827	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of March 31, 2023, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At March 31, 2023, fifteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $81,604,000 or 29.7% of the fair value of the Company’s total investments. At December 31, 2022, sixteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $84,285,000 or 30.8% of the fair value of the Company’s total investments. As of March 31, 2023 and December 31, 2022, respectively, the Company had 20 and 22 Watch List investments.

As of March 31, 2023, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended
						March 31,	March 31,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2023	2022
Trustco Group Holdings Ltd. (3)	$18,717,631	$11,109,955	$4,363,486	Helios	Collateral based approach	$596,878	$—
Helios Maritime	15,943,584	6,684,019	1,226,161	Helios	Income approach	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,059,286	664,010	IIG	Income approach	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	9,000,000	5,297,921	264,500	IIG	Collateral based approach	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,289,181	1,347,047	IIG	Collateral based approach	154,776	—
IIG TOF B.V. (1), (2), (3)	6,000,000	2,668,290	572,000	IIG	Collateral based approach	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	6,000,000	2,857,650	778,500	IIG	Collateral based approach	—	—
Triton Metallics Pte Ltd.	21,799,281	19,329,239	1,513,843	TransAsia	Income approach	—	—
Ecsponent Holdings Limited (1), (3)	5,601,000	2,368,289	703,199	Scipion	Hybrid income/collateral based approach	216,461	—
Producam S.A. (3)	16,035,023	14,476,312	—	Scipion	Income approach	372,746	—
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach	23,668	23,668
Mac Z Group SARL (1), (3)	1,433,058	628,862	183,152	Scipion	Collateral based approach	—	—
Multiple ICD (Kenya) Limited (3)	15,090,682	4,926,482	1,713,434	Barak	Hybrid income/collateral based approach	620,894	—
Agilis Partners Holding LLC (1)	598,684	598,684	6,599	Origin	Income approach	—	—
Agilis Partners	12,506,966	11,163,622	662,665	Origin	Income approach	—	—
Usivale Industria E Commercio Ltda (1), (3)	436,555	230,139	363,475	N/A	Income approach	—	88,604
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,393	322,032	Alsis	Collateral based approach	—	—
Limas Commodities House Limited (3)	22,219,566	15,302,209	—	TransAsia	Income approach	657,586	—
Vikudha Malaysia Sdn Bhd (3)	18,484,704	10,770,258	896,935	TransAsia	Hybrid income/collateral based approach	564,461	—
TriLinc Peru S.A.C.	3,502,265	3,502,265	—	N/A	Collateral based approach	—	—
	$193,775,887	$122,881,486	$15,715,253			$3,207,470	$112,272

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2023. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2023 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.

As of December 31, 2022, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd. (3)	$18,717,631	$11,754,052	$4,363,486	Helios	Collateral based approach
Helios Maritime	16,243,585	6,984,020	1,214,411	Helios	Hybrid income/collateral based approach
Compania Argentina de Grano S.A. (2), (3)	12,500,000	5,239,478	664,010	IIG	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	9,000,000	5,297,921	264,500	IIG	Collateral based approach
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,180,102	1,347,047	IIG	Collateral based approach
IIG TOF B.V. (1), (2), (3)	6,000,000	2,668,290	572,000	IIG	Collateral based approach
Algodonera Avellaneda S.A. (2), (3)	6,000,000	2,857,650	778,500	IIG	Collateral based approach
Triton Metallics Pte Ltd.	21,074,573	18,604,532	1,680,759	TransAsia	Income approach
Conplex International Ltd. (1), (2), (3)	9,072,469	424,976	—	TransAsia	Collateral based approach
Producam S.A. (3)	16,035,023	14,476,312	—	Scipion	Income approach
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach
Mac Z Group SARL (1), (3)	1,433,058	628,862	183,152	Scipion	Collateral based approach
Applewood Trading 199 Pty, Ltd. (4)	—	—	—	Barak	Income approach
Multiple ICD (Kenya) Limited (3)	15,090,682	4,926,482	1,713,434	Barak	Hybrid income/collateral based approach
Agilis Partners Holding LLC (1)	568,179	568,179	18,586	Origin	Income approach
Agilis Partners	12,100,913	10,757,569	716,796	Origin	Income approach
Usivale Industria E Commercio Ltda (1), (3)	545,673	339,257	454,327	N/A	Income approach
Limas Commodities House Limited (3)	22,219,565	15,658,685	—	Transasia	Income approach
Vikudha Malaysia Sdn Bhd (3)	18,484,703	11,846,182	896,935	Transasia	Hybrid income/collateral based approach
TriLinc Peru S.A.C.	3,502,265	3,502,265	—	N/A	Income approach
Ecsponent Holdings Limited (1), (3)	5,601,000	2,368,289	703,199	Scipion	Income approach
Itelecom Holding Chile SPA (1). (3)	1,456,162	970,393	322,032	Alsis	Collateral based approach
Total Watchlist	$202,096,207	$124,701,926	$16,027,389

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2022. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2022 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.
4	Investment was written off and removed from the financial statements.

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022 and we are now seeking enforcement of the UK judgment in Namibia, which is proceeding. Court proceedings continued in both the UK proceedings against Trustco and in Namibia for the Elisenheim property. A case management meeting for the UK Trustco case is expected by the end of 2023. For Elisenheim, trial preparation has commenced, following a pre-trial conference in September 2023. The fair value decreased by approximately $644,000 for the three months ended March 31, 2023, primarily as a result of the Namibian dollar weakening against the USD, thus affecting the potential value of the property collateral and additional financial weakness in Trustco.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt and restructured amortization profile. An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Namibian naira, which is a difficult currency to convert to USD. As of June 30, 2023, approximately, 3 billion Niara were converted and paid, completing Tranche 1 requirements. Final terms of the full restructuring have been agreed upon, with an expected close in the fourth quarter of 2023. The Company subsequently began to service the remaining loan in Tranche 2 with a payment in September 2023.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including five of the 20 Watch List investments as of March 31, 2023. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of March 31, 2023 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. The proposed changes to the settlement terms were less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in February 2019 (but was never finalized) and therefore, had a negative impact on the valuation of this investment, resulting in a reduction of approximately $180,000 during the three months ended March 31, 2023. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Therefore, the Company does not expect significant changes to the restructuring plan other than a delay in its implementation to the end of 2023.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account. The creditors are now working with the IIG TOF B.V. Liquidator on further claims to satisfy the remaining debt owed.

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

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it manages its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the three months ended March 31, 2023, the borrower was able to modestly increase its trading business and is expected to resume debt service to the Company in late 2023.

Conplex International Ltd.

Between November 2018 and May 2019, the Company purchased three Participations totaling $9,500,000 in a trade finance facility with Conplex International Ltd. (“Conplex”), a Hong Kong-based international open market distributor and wholesaler of electronics products. TransAsia had informed the Company that the borrower had a large portion of receivables overdue from a large off-taker. Subsequently, TransAsia began to actively work with the borrower to restructure the facility. While the restructuring was still progressing, TransAsia, after its regular search and review process, found that a winding-up petition was filed and approved on October 7, 2020. TransAsia immediately notified the Company while a court-appointed provisional liquidator took control of Conplex. On October 14, 2020, TransAsia appointed a receiver to enforce its rights under the secured facility. The facility is secured by a lien on four properties, accounts receivable and two personal guarantees. Deloitte was subsequently appointed as liquidator and has transferred the keys to the mortgaged properties to the receiver. One property was sold in the fourth quarter of 2021, with approximately $596,000 of interest payments received by the Company. Two other properties were sold in January 2022, with approximately $716,000 of interest payments and approximately $67,000 of principal payments received by the Company. A sale and purchase agreement was executed for the remaining property in March 2022 and closed in April 2022, with approximately $361,000 received by the Company. Given that this is a secured facility with the Company in liquidation, it has been valued using the collateral based approach to arrive at the estimated fair value. Our ability to collect under the guarantee is in question based on the statement of affairs filed with the bankruptcy trustee, and one of the two guarantors was forced into bankruptcy during the three months ended June 30, 2021. A funds tracing exercise regarding loan disbursements determined there are minimal additional potential sources of recovery, resulting in a reduction in fair value of $1,643,088 for the year ended December 31, 2022. The remaining unamortized cost was written off in the first quarter of 2023.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and able to service the debt through when there was a resurgence of the pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a winding up petition against the company’s Hong Kong-based parent company and loan guarantor. The wind-up petition has been postponed until November 2022 and is currently in the early stages of judicial process; however, based on the possibility of an enforcement, the Company issued a Reservation of Rights Letter to Vikudha in June 2022. In August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the winding up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes; however, as this process has continued to be delayed, the probability of more negative scenarios, including ultimate liquidation, have increased resulting in a reduction in fair value to approximately $1,076,000 for the three months ended March 31, 2023.

Limas Commodities House Limited

In August 2017, the Company provided a $15,000,000 senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructure legal proceedings concluded during the third quarter of 2022 which extended repayment of the debt and reduced the future interest rate from 11.5% to 10%. The borrower has progressed slowly towards materially ramping up its trading activity as the licensing for outputs have been delayed in the court process; however active shipments are expected in the first half of 2024.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retro-actively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value as a percentage of face value decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated resulting in further decline in fair value amounting to approximately $967,000 during the year ended December 31, 2022. As all interest was capitalized as part of the amendment, no interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. The Company is continuing to work with the borrower to process and sell the remaining coffee, as well as pursuing a legal claim through the UK courts against the collateral manager.

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

Investments through Barak Fund Management Ltd. (“Barak”) as the Sub-Advisor

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Ltd ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. Although progress had stalled, negotiations are currently active again. However, the loan is no longer on standstill as the lenders are requiring additional progress in order to renew it. The on-going uncertainty regarding the restructuring has continued to increase the probability that MICD may be liquidated. Although there were no adjustments to fair value in the first quarter of 2023, cumulative negative valuation adjustment through March 31, 2023 have been approximately $8.6 million.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin, in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower.  Origin, the borrower, and the Company are in late stages of finalizing a restructuring of the loans.

Other Investments

Usivale Industria E Commercio Ltda

In December 2013, the Company made an investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, comprised of two senior secured term loans for an aggregate loan amount of $2,500,000. During 2016, Usivale entered into a judicial recovery process that resulted in an approved repayment plan on October 7, 2016. The Company received regular annual interest payments for 2017 and 2018. Unfortunately, Usivale continued to have challenges and was not able to make any payments thereafter. Usivale is currently not complying with the payment obligations under the above mentioned judicial recovery process. The Company has been negotiating a potential restructuring of the loan to support the sustainability of Usivale, including engaging industry and financial consultants to that effect. The judge responsible for the bankruptcy proceedings of Usivale has asked the Company and Usivale to seek an agreement on a potential restructuring to be submitted to a creditors meeting to be held in June 2022. The judge overseeing the judicial restructuring urged Usivale and the Company to come to an agreement to avoid liquidation of the company. Usivale and the Company completed a settlement agreement in the second quarter of 2022. Terms of the settlement require Usivale to make an upfront payment of $10,000 and $200,000 per year for 5 years, for expected repayments totaling $1,010,000. The new settlement agreement requires assignment of new collateral that would shift the repayment risk to a receivable from SucDen, one of the world's largest traders of sugar. As the SucDen contract is Usivale's most important, execution risk on the settlement amount is expected to be lower. The first partial installment was received on January 19, 2023 with the next expected in December 2023.

  TriLinc Peru S.A.C. (formerly known as Kinder Investments, Ltd.)

In December 2018, as part of a restructuring, TriLinc assigned its loan exposure in Corporacion Prodesa S.R.L. to Kinder Investments, Ltd. (“Kinder”), a private equity investment vehicle. After a successful start with new ownership in 2019, the borrower faced significant obstacles associated with loss of business volume due to point of sale closings due to the Covid-19 pandemic and subsequent rising raw material prices, challenging operating performance. From the onset of the pandemic through most of 2022, Kinder continued supporting the business with shareholder capital. During the fourth quarter of 2022, Kinder agreed to a settlement with the Company for consensual enforcement of the Company’s collateral, principally real estate, as part of a distressed sale whereby Kinder sold the underlying operating company, Prodesa, to another party.

Going forward, the Company owns a Peruvian company, TriLinc Peru S.A.C., which itself owns the real estate previously held as collateral under the prior loan agreement and is receiving monthly rental income. In recognition of the settlement and consensual collateral enforcement, a decline in the fair value of $1,387,430 was recognized during the year ended December 31, 2022. Rental income for TriLinc Peru S.A.C. has been paid timely through March 31, 2023.

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

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies, which Ecsponent is a part of, and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent.  The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Bostwana to reach an agreement, which the Company expects to progress in future quarters. As a result of the significantly increased risk of creditor actions which could lead to a liquidation of Ecsponent, a negative valuation adjustment during the year ended December 31, 2022 of approximately $3.2 million was recognized. During 2023, conversations have continued with Ecsponent's CEO about the best way to restructure the loan, possibly into a new entity and an insurance claim is underway through the Company's sub-advisor, Scipion.

Results of Operations

Consolidated operating results for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income
Interest income	$6,725,196	$8,584,968
Interest from cash	—	3,481
Total investment income	6,725,196	8,588,449
Expenses
Asset management fees	1,404,845	1,689,960
Incentive fees	—	895,878
Professional fees	1,530,161	615,740
General and administrative expenses	299,325	230,452
Interest expense	661,627	11,169
Board of managers fees	64,375	64,375
Total expenses	3,960,333	3,507,574
Net investment income	$2,764,863	$5,080,875
Net change in unrealized appreciation (depreciation) on investments	6,499,880	(2,646,200)
Realized loss on investments	(9,072,469)	—
Foreign exchange gain	5,644	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$197,918	$2,434,675

Revenues

For the three months ended March 31, 2023 and 2022, total investment income amounted to $6,725,196 and $8,588,449, respectively. Interest income decreased by approximately $1,863,000 during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the fact that the number of non-accrual loans increased from nine to fifteen. Also, the weighted average yield during the three months ended March 31, 2023 decreased by 0.2% from 11.7% to 11.5% compared to the weighted average yield for the same period in 2022.

During the three months ended March 31, 2023, $3,792,859 or 56.4% of the interest income was earned from loan and trade finance participations and $2,932,337 or 43.6% from direct loans.

During the three months ended March 31, 2022, $4,773,202 or 55.6% of the interest income was earned from loan and trade finance participations and $3,811,766 or 44.4% from direct loans. In addition, we earned $3,481 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended March 31, 2023 increased by $1,633,752 to $2,555,488 from $921,736 for the three months ended March 31, 2022. Several factors primarily contributed to this increase, including an increase in the interest expense of $650,458 due to the leverage facility that had not been in place during the prior period, and the professional fees of approximately $914,000, primarily due to higher fees incurred for audit services following our engagement of the new audit firm and legal services in connection with our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, the asset management fees amounted to $1,404,845 and $1,689,960, respectively. The incentive fees for the three months ended March 31, 2023 and 2022 amounted to $0 and $895,878, respectively. The decrease in incentive fees is primarily due to the fact that Advisor determined to voluntarily waive all incentive fees that may become due and payable to the Advisor for 2023.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded realized losses of $9,072,469 and $0 for the three months ended March 31, 2023 and 2022 respectively. We recorded net change in unrealized appreciation of $6,499,880 and net change in  unrealized depreciation of  $2,646,200 for the three months ended March 31, 2023 and 2022, respectively. The realized and unrealized losses were primarily driven by macro events, including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, we had approximately $3.3 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from additional debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. Due to multiple factors, we have been experiencing inconsistent cash flows and significant constraints on our liquidity, which we expect will continue to be the case in the coming quarters. See “Outlook as of March 31, 2023” above for further information regarding the factors negatively impacting our cash flows.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended March 31, 2023, decreased by $6.9 million compared to the same period in 2022. This decrease is primarily the result of an increase of $11.6 million in the purchase of investments versus the prior year. This was partially offset by an increase of $5.4 million in the proceeds from disposition of investments. These changes reflected the increased liquidity challenges impacting our portfolio since 2022.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2023, decreased by $5 million compared to the same period in 2022. The decrease is primarily attributable to the $5 million promissory note that was fully repaid in January 2022.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. TGIFC repaid the CS Note in full in January 2022. On November 3, 2022, the Company entered into a transaction with an unrelated financial institution, whereby, it sold a $5.0 million participation interest in one of its term loan positions and, as of March 31, 2023, the Company had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On November 22, 2022, TGIFC entered into two Facility Agreements (the "Facility Agreements") with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") and BlueOrchard Microfinance Fund ("BlueOrchard") as Lenders. Pursuant to the Loan Documents, each of DEG and BlueOrchard will provide a loan with a principal amount of up to $25 million, for an aggregate principal amount of up to $50 million (the “Credit Facility”). As of March 31, 2023, we had $17 million in total debt outstanding, net of debt issuance costs, with a debt to equity ratio of 6.1%. As of September 1, 2023, we had no debt outstanding. See "Notes to Consolidated Financial Statements - Note 7. Notes Payable, and Note 11. Subsequent Events."

Company Strategy

Although the Company has a perpetual duration, it disclosed previously that if the Company did not consummate a liquidity event by August 25, 2021, it would commence an orderly liquidation of its assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation is not in the best interests of the Company’s unitholders. Following the completion of a review process, in May 2021, the board of managers, including all of the independent managers, determined that a liquidation was not in the best interests of the Company’s unitholders and approved the continuation of the Company’s operations through at least August 26, 2022. In August 2022, the board of managers again determined that a liquidation is not in the best interests of the Company's unitholders. The board of managers and management believe that it is in the best interests of the Company's unitholders to continue its operations and to pursue leverage and other alternatives to stabilize the Company's portfolio and NAV through at least December 31, 2024.

Distributions

Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. However, the DRP is currently suspended temporarily. For the three months ended March 31, 2023, we paid a total of $3,678,936 in distributions, comprised of $2,618,243 paid in cash and $1,060,693 reinvested under our DRP.

Related Party Transactions

For the three months ended March 31, 2023 and 2022, the Advisor earned $1,404,845, and $1,689,960, respectively, in asset management fees and $0 and $895,878, respectively, in incentive fees.

Legal Proceedings

As of March 31, 2023, the Company was not a party to any material legal proceedings.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the three months ended March 31, 2023, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

None.

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 11. Subsequent Events.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of March 31, 2023.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of March 31, 2023, the Company was not a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on September 29, 2023 (“2022 Form 10-K”) which could materially affect our business, financial condition, and/or future results. The risks described in our 2022 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

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

●

first, we will repurchase units pursuant to repurchase requests made in connection with the death or disability of a unitholder (or on a pro rata basis among such requests if less than all of such death or disability requests can be satisfied);

●

second, we will repurchase units pursuant to any repurchase request that has been carried over from one or more previous quarterly periods where the value of the units that have not yet been repurchased pursuant to such request (with the value calculated as the number of units multiplied by the estimated NAV per unit for units of that class, as most recently disclosed by us in a filing with the SEC) is less than $2,500 (or on a pro rata basis among such requests if less than all of such requests carried over from prior periods can be satisfied); and

●	third, we will repurchase units pursuant to all other repurchase requests on a pro rata basis.

Unit repurchases are made on the last calendar day of the quarter at a price equal to the estimated NAV per unit for each class of units, as most recently disclosed by us in a public filing with the SEC.

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The Company anticipates that it will lift the suspensions sometime after this Quarterly Report on Form 10-Q and its Quarterly Reports on Form 10-Q for the periods ended June 30, 2023 and September 30, 2023 have been filed with the SEC.

During the three months ended March 31, 2023, we fulfilled the following requests pursuant to our unit repurchase program:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Program
01/01/2023 - 01/31/2023	2,028	$6.838	2,028	892,446
02/01/2023 - 02/28/2023	2,113	6.838	2,113	892,446
03/01/2023 - 03/31/2023	—	—	—	892,446
Total	4,141	$6.838	4,141

During the three months ended March 31, 2023, we repurchased 4,141 units for a total of $28,318. The unit repurchase program is temporarily suspended. See "Notes to Consolidated Financial Statements - Note 8. Unit Capital" for more information.

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

TRILINC GLOBAL IMPACT FUND, LLC.

November 15, 2023	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 15, 2023	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer