Form 10-Q
period 2023-09-30
TriLinc Global Impact Fund LLC
filed 2023-11-21
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $326,850,308 and $350,118,576, respectively)	$252,960,425	$273,616,782
Cash	261,035	14,510,817
Interest receivable	25,314,096	26,014,317
Receivables from unsettled transaction	5,000,000	—
Due from affiliates (see Note 5)	70,117	—
Other assets	63,168	680,813
Total assets	283,668,841	314,822,729

LIABILITIES
Due to unitholders	—	1,344,445
Management fee payable	1,235,800	2,244,056
Notes payable	—	16,985,091
Repurchase obligation	—	5,000,000
Unit repurchases payable	—	1,769,470
Accrued distribution and other fees	344,000	420,000
Accrued expenses	6,444,753	4,255,679
Due to affiliates (see Note 5)	370,739	—
Other payable	678,438	856,583
Total liabilities	9,073,730	32,875,324
Commitments and Contingencies (see Note 5)
NET ASSETS	$274,595,111	$281,947,405

ANALYSIS OF NET ASSETS:
Net capital paid in on Class A units	$113,401,424	$116,145,148
Net capital paid in on Class C units	47,789,571	49,481,188
Net capital paid in on Class I units	65,511,053	66,505,510
Net capital paid in on Class W units	151,129	155,409
Net capital paid in on Class Y units	16,622,540	17,085,521
Net capital paid in on Class Z units	48,474,796	49,930,031
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.754 and $5.927, respectively per unit based on total units outstanding of 47,778,358 and 47,639,086, respectively) (see Note 2)	$274,595,111	$281,947,405
Net assets, Class A (units outstanding of 18,303,924 and 18,233,751, respectively)	$105,329,365	$108,075,475
Net assets, Class C (units outstanding of 7,766,734 and 7,831,059, respectively)	44,364,429	46,015,414
Net assets, Class I (units outstanding of 10,576,279 and 10,443,595, respectively)	60,846,895	61,883,510
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	140,300	144,542
Net assets, Class Y (units outstanding of 2,683,015 and 2,682,275, respectively)	15,439,326	15,898,433
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	48,474,796	49,930,031
NET ASSETS	$274,595,111	$281,947,405

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest income	$5,764,883	$8,786,055	$19,330,553	$26,631,208
Interest from cash	460	-	1,762	3,481
Total investment income	5,765,343	8,786,055	19,332,315	26,634,689
EXPENSES
Asset management fees	1,379,874	1,641,882	4,167,875	4,987,817
Incentive fees	—	995,962	—	3,151,543
Professional fees	1,120,850	819,457	4,537,802	2,345,583
General and administrative expenses	299,649	340,189	837,022	901,573
Interest expenses	802,723	—	2,207,040	11,169
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,667,471	3,861,865	11,942,864	11,590,810
NET INVESTMENT INCOME	2,097,872	4,924,190	7,389,451	15,043,879
Net change in unrealized appreciation (depreciation) on investments	951,316	(1,967,920)	2,611,916	(10,866,588)
Net realized loss on investments	(2,042,012)	—	(11,114,481)	—
Foreign exchange gain	—	—	5,644	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$1,007,176	$2,956,270	$(1,107,470)	$4,177,291

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.04	$0.10	$0.16	$0.32
EARNINGS (LOSS) PER UNIT - BASIC AND DILUTED	$0.02	$0.06	$(0.02)	$0.09
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,778,359	47,653,286	47,753,569	47,721,878

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
INCREASE (DECREASE) FROM OPERATIONS
Net investment income	$7,389,451	$15,043,879
Foreign exchange gain	5,644	—
Net change in unrealized depreciation on investments	2,611,916	(10,866,588)
Net realized loss on investments	(11,114,481)	—
Net increase (Decrease) from operations	(1,107,470)	4,177,291
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(2,795,439)	(6,773,924)
Distributions to Class C unitholders	(1,170,198)	(2,879,275)
Distributions to Class I unitholders	(1,601,353)	(3,921,089)
Distributions to Class W unitholders	(3,379)	(8,242)
Distributions to Class Y unitholders	(409,989)	(1,010,792)
Distributions to Class Z unitholders	(1,287,287)	(3,138,305)
Net decrease from distributions	(7,267,645)	(17,731,627)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units	491,720	2,450,501
Issuance of Class C units	263,353	1,145,785
Issuance of Class I units	302,396	1,623,873
Issuance of Class Y units	5,063	317,837
Repurchase of Class A units	(11,883)	(1,914,861)
Repurchase of Class C units	(87,393)	(978,235)
Repurchase of Class I units	(16,435)	(2,051,816)
Repurchase of Class Y units	—	(311,652)
Offering costs	—	(37,694)
Distribution and other fees	76,000	18,000
Net increase from capital transactions	1,022,821	261,738
NET CHANGE IN NET ASSETS	(7,352,294)	(13,292,598)
Net assets at beginning of period	281,947,405	338,725,057
Net assets at end of period	$274,595,111	$325,432,459

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,107,470)	$4,177,291
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(11,624,375)	—
Proceeds from disposition of investments	26,642,835	10,808,724
Payment-in-kind interest	(12,795,247)	(15,857,638)
Net change in unrealized (appreciation) depreciation on investments	(2,611,916)	10,866,588
Net realized loss on investments	11,114,481	—
Foreign exchange gain	(5,644)	—
Accretion of original issue discount on investment	(113,885)	(949,177)
Amortization of debt issuance costs	1,014,909	—
Changes in assets and liabilities:
(Increase) Decrease in interest receivable	710,088	(4,024,008)
Increase in due from affiliate	(29,876)	—
(Increase) Decrease in other assets	617,645	(83,771)
Increase (Decrease) in management and incentive fees payable	(1,008,256)	1,074,160
Increase in accrued expenses	2,189,074	—
Increase in due to affiliates	370,739	—
Increase (Decrease) in other payables	(178,145)	1,037,190
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,184,957	7,049,359
Cash flows from financing activities
Net proceeds from issuance of units	—	294,496
Distributions paid to unitholders	(7,549,558)	(12,581,710)
Repayment of note payable	(18,000,000)	(5,000,000)
Payments of offering costs	—	(37,694)
Repurchase of units	(1,885,181)	(5,349,715)
NET CASH USED IN FINANCING ACTIVITIES	(27,434,739)	(22,674,623)
TOTAL DECREASE IN CASH	(14,249,782)	(15,625,264)
Cash at beginning of period	14,510,817	16,795,342
Cash at end of period	$261,035	$1,170,078
Supplemental information
Cash paid for interest during the period	$1,224,199	$11,169
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$1,063,205	$5,243,500
Change in accrual of distribution and other fees	$(76,000)	$(18,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of  September 30, 2023

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$800,030	N/A	$800,030	$653,081	0.2%
Ecuador	Grupo Surpapel	Corrugated and solid fiber boxes	Sustainable Packaging Manufacturer	12.88% Cash / 2.2% PIK	0.0%	6/18/2025	4,216,022	14%	4,216,022	4,216,022	1.5%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,302,209	5.6%
Indonesia	PT Citra Labuantirta	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.6%
Indonesia	PT Citra Labuantirta	Chocolate and Cocoa Products	Cocoa Processor	11.00%	2.0%	8/31/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	8,233,952	3.0%
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	15.50% PIK	0.0%	7/27/2023	44,319,638	58%	44,319,638	44,319,638	16.1%
Singapore	Triton Metallics Pte Ltd. (5)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	13.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,239	7.0%
Total Senior Secured Term Loans									126,839,241	107,054,141	38.8%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	15.47%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,368,289	0.9%
Brazil	Qintess Tecnologia e Participacoes Ltda	Computer Related Services, NEC	IT Service Provider	12.00%	0.0%	8/11/2026	20,056,485	55%	20,170,370	20,170,370	7.3%
Brazil	Dock Brasil Engenharia E Servicos S.A.	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	Cash - 8% , PIK - 12%	0.0%	12/7/2023	7,859,746	42%	7,859,746	7,859,746	2.9%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	15,429,559	30%	15,429,559	15,116,538	5.5%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	4,328,157	40%	4,328,157	4,328,157	1.6%
Jersey	Africell Holding Limited	Telephone Communications	Mobile Network Operator	17.74%	0.0%	9/30/2026	2,925,000	13%	2,925,000	2,925,000	1.1%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	13.17% Cash / 4.00% PIK	0.0%	3/31/2023	15,063,954	60%	15,063,954	3,784,284	1.4%
Mexico	HINV, S.A. DE C.V.	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/24/2027	2,011,075	18%	2,011,075	2,011,075	0.7%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	10,963,151	4.0%
Netherlands	Cevher International B.V. Netherlands	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	10,697,318	10,697,318	3.9%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	11/30/2024	12,011,272	100%	12,011,272	4,275,187	1.6%
Romania	Lidas SRL (8)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,526,630	41%	6,618,564	6,618,564	2.4%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	644,238	49%	644,238	278,245	0.1%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	13,101,741	56%	13,101,741	11,865,958	4.3%
Total Senior Secured Term Loan Participations									135,179,625	103,261,882	37.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,059,286	1.8%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	100%	5,802,296	4,289,181	1.6%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	53%	16,035,023	14,476,313	5.3%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (8)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	7/1/2023	4,424,931	100%	4,424,931	3,653,637	1.3%
Nigeria	Courtyard Farms Limited	Farm Products	Cocoa Trader III	8.50%	0.0%	9/30/2023	649,590	11%	649,590	553,709	0.2%
Nigeria	Alfa Systems and Commodity Company Limited	Farm Products	Cocoa Trader II	8.50%	0.0%	9/30/2023	820,482	13%	820,482	710,866	0.3%
Peru	Cooperativa de Servicios Multiples Centrocafe (8)	Farm Products	Coffee Exporter	13.45%	0.0%	3/10/2023	124,834	100%	124,834	124,834	0.0%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	15%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									41,005,586	29,516,256	10.7%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,668,290	1.0%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,394	0.4%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Morocco	Mac Z Group SARL (5), (6)	Other	Scrap Metal liquidation	N/A	0.0%	N/A	1,433,058	N/A	1,433,058	56,219	0.0%
Peru	TriLinc Peru S.A.C. (5)	Other	Real estate property	N/A	0.0%	N/A	3,502,265	N/A	3,502,265	3,375,367	1.2%
Total other investments									23,825,856	11,818,742	4.4%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,309,404	0.5%

Total Investments									$326,850,308	$252,960,425

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[7]

The Company holds equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 7.43% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on January 23, 2024.

[8]	Lidas SRL is the operating company for this loan. This participation is in a senior secured term loan to Cristal Proiect SRL, which is guaranteed by Lidas SRL.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2022

Investment Type /Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$545,673	N/A	$545,673	$339,258	0.1%
Ecuador	Grupo Surpapel (9)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.28% Cash/2.20% PIK	0.0%	6/18/2025	9,795,061	14%	9,795,061	9,795,061	3.5%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	22,219,565	100%	22,219,565	15,658,685	5.6%
Indonesia	PT Citra Labuantirta	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.5%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,703	67%	18,484,703	11,846,182	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	15.50% PIK	0.0%	7/27/2023	38,841,010	58%	38,841,010	38,841,010	13.8%
Singapore	Triton Metallics Pte Ltd. (5)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	13.50% PIK	0.0%	8/18/2025	21,074,573	100%	21,074,573	18,604,532	6.6%
Total Senior Secured Term Loans									120,960,585	105,084,728	37.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	15.46%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,368,290	0.8%
Brazil	Qintess Tecnologia e Participacoes Ltda	Computer Related Services, NEC	IT Service Provider	10.75% Cash/3.25% PIK	0.0%	11/23/2023	19,082,939	27%	19,197,072	19,197,073	6.8%
Brazil	Dock Brasil Engenharia E Servicos S.A.	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/10.0% PIK	0.0%	12/7/2023	7,185,803	42%	7,185,803	7,185,803	2.5%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	18,147,562	30%	18,147,562	17,834,541	6.3%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	3,219,553	40%	3,219,553	3,219,553	1.1%
Ghana	Quantum Group Ltd (10)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	3,289,660	76%	3,289,660	3,289,660	1.2%
Jersey	Africell Holding Limited	Telephone Communications	Mobile Network Operator	14.42%	0.0%	9/30/2026	13,750,000	13%	13,750,000	13,750,000	4.9%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.27% Cash/4.00% PIK	0.0%	3/31/2023	15,090,682	60%	15,090,682	4,926,482	1.7%
Mexico	HINV, S.A. DE C.V. (8)	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/24/2027	1,796,474	18%	1,796,474	1,796,474	0.6%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	11,754,052	4.2%
Netherlands	Cevher International B.V. Netherlands	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	9,779,546	9,779,546	3.5%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	11/30/2021	16,243,585	100%	16,243,584	6,984,020	2.5%
Romania	Lidas SRL	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,187,371	41%	6,279,305	6,279,305	2.2%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	568,179	49%	568,179	568,179	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	12,100,913	56%	12,100,913	10,757,569	3.8%
Total Senior Secured Term Loan Participations									150,966,964	119,690,547	42.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,239,479	1.9%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	100%	5,802,296	4,180,102	1.5%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	53%	16,035,023	14,476,312	5.1%
Ecuador	Pacfish S.A. (8)	Frozen Fish and Seafood	Seafood Processing Company III	12.14%	2.1%	2/22/2023	256,741	100%	256,741	256,741	0.1%
Hong Kong	Conplex International Ltd. (5), (6)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	5/31/2020	9,072,469	26%	9,072,469	424,976	0.2%
Indonesia	PT Citra Labuantirta (11)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Nigeria	Courtyard Farms Limited (12)	Farm Products	Cocoa Trader III	8.50%	0.0%	3/31/2023	664,101	11%	664,101	664,101	0.2%
Nigeria	Alfa Systems and Commodity Company Limited (12)	Farm Products	Cocoa Trader II	8.50%	0.0%	3/31/2023	820,482	13%	820,482	820,482	0.3%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	15%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									50,799,542	31,710,623	11.3%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	N/A	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,668,290	0.9%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,857,650	1.0%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	9,000,000	N/A	9,000,000	5,297,921	1.9%
Morocco	Mac Z Group SARL (5), (6)	N/A	Scrap Metal liquidation	N/A	0.0%	7/31/2018	1,433,058	N/A	1,433,058	628,862	0.2%
Peru	TriLinc Peru S.A.C. (5)	N/A	Real estate property	N/A	0.0%	12/31/2025	3,502,265	N/A	3,502,265	3,502,265	1.2%
Total other investments									27,391,485	15,925,381	5.5%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,205,503	0.4%
Total Investments									$350,118,576	$273,616,782

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]	Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility.
[5]	Watch List investment.
[6]	Investment on non-accrual status.
[7]	The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 2.0% of the investee’s equity interest. The warrants have a strike price of $0.01 and, as of December 31, 2022, had an expiration date of July 27, 2023.
[8]	New investment in the fourth quarter of 2022.
[9]	The Company entered into a repurchase agreement in the fourth quarter of 2022. Refer to Note 5 for additional information.
[10]	The maturity date was extended to 9/15/2023.
[11]	The maturity date was extended to 8/31/2023.
[12]	The maturity date was extended to 9/30/2023.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

September 30, 2023

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to September 30, 2023, the Company raised an additional $99,790,000 pursuant to a private placement and $53,853,000 pursuant to the DRP, for total gross proceeds of approximately $515,418,000 as of September 30, 2023.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of September 30, 2023, the Company’s subsidiaries are as follows:

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

Through September 30, 2023, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

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

The results of operations for the  nine months ended September 30, 2023 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2023.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. Following the initial accrual of interest income, receivable balances are adjusted to reflect their net realizable value at each reporting date. The Company determines the net realizable value using the same methodologies used to determine the fair value of investments. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight-line basis over the life of the associated loan, which the Company has determined not to be materially different from the effective yield method.

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company earned and capitalized PIK interest of $3,182,898 and $12,795,247, respectively. For the three and nine months ended September 30, 2022, the Company earned and capitalized PIK interest of $4,675,878 and $15,857,638, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2023, the estimated unpaid distribution fees for Class C units amounted to $329,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

Income Taxes

The Company is classified as a partnership for U.S. federal income tax purposes. As such, the Company allocates all income or loss to its unitholders according to their respective percentage of ownership, and is generally not subject to tax at the entity level. Therefore, no provision for federal or state income taxes has been included in these financial statements.

The Company  may be subject to withholding taxes on income and capital gains imposed by certain countries in which the Company invests. The withholding tax on income is netted against the income accrued or received. Any reclaimable taxes are recorded as a reduction of withholding tax on income and capital gains. The withholding tax on realized or unrealized gain is recorded as a liability.

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

As of September 30, 2023, no tax liability for uncertain tax positions had been recognized in the accompanying financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2019.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s NAV is calculated on a quarterly basis. As of September 30, 2023, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of September 30, 2023, under GAAP, the Company has recorded a liability in the amount of $344,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable.

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

Accordingly, the Company believes that its estimated NAV at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. Our board of managers has determined that, as of September 30, 2023, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same estimated NAV per unit of approximately $5.75, the estimated NAV per unit of approximately $5.74 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This estimated NAV per unit as of September 30, 2023 reflects a decrease of approximately $0.17 from the NAV per unit of approximately $5.92 as of December 31, 2022. The decrease in estimated NAV per unit was due to a combination of factors, including the adverse impact of COVID-19 and inflation and the Company having recorded $2,611,916 in net change in unrealized appreciation and  $11,114,481 in net realized loss on its investments during the nine months ended September 30, 2023.

See the Watch List Investments section in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2023 and 2022.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in the Watch List Investments section in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. IIG was the sub-advisor with respect to five of the 20 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. The Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the adverse impact the COVID-19 pandemic has had and is expected to continue to have on the business of our borrowers. In addition, as of  September 30, 2023 and December 31, 2022, all of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At September 30, 2023, the Company’s largest loan by value was $44,319,638 or 17.5% of the fair value of the Company's total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 45.2% of the Company’s portfolio at September 30, 2023. Participation in loans amounted to 52.5% of the fair value of the Company’s total portfolio at September 30, 2023.

Note 3. Investments

As of September 30, 2023, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$126,839,241	$107,054,141	42.3%
Senior secured term loan participations	135,179,625	103,261,882	40.8%
Senior secured trade finance participations	41,005,586	29,516,256	11.7%
Other investments	23,825,856	11,818,742	4.7%
Equity warrants	—	1,309,404	0.5%
Total investments	$326,850,308	252,960,425	100.0%

As of December 31, 2022, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$120,960,585	$105,084,728	38.5%
Senior secured term loan participations	150,966,964	119,690,547	43.7%
Senior secured trade finance participations	50,799,542	31,710,623	11.6%
Other investments	27,391,485	15,925,381	5.8%
Equity warrants	—	1,205,503	0.4%
Total investments	$350,118,576	$273,616,782	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balances as of  September 30, 2023 and  December 31, 2022 amounted to approximately $2,047,000 and $2,047,000, respectively. The Company’s interest receivable balances at  September 30, 2023 and  December 31, 2022 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of  September 30, 2023 and December 31, 2022, was as follows:

	As of September 30, 2023		As of December 31, 2022
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.2%	$5,297,921	1.9%
Boatbuilding and Repairing	7,859,746	3.1%	7,185,803	2.6%
Chemicals and Allied Products	8,233,952	3.3%	11,846,182	4.3%
Chocolate and Cocoa Products	29,476,313	11.7%	29,476,312	10.8%
Coal and Other Minerals and Ores	34,631,448	13.7%	34,263,217	12.5%
Computer Related Services, NEC	20,170,370	8.0%	19,197,073	7.0%
Corn	12,144,203	4.8%	11,325,748	4.1%
Corrugated and solid fiber boxes	4,216,022	1.7%	9,795,061	3.6%
Cotton Ginning	1,792,698	0.7%	2,857,650	1.0%
Dairy Farms	4,289,181	1.7%	4,180,102	1.5%
Drugs, Proprietaries, and Sundries	648,430	0.3%	648,430	0.2%
Electric Services	970,394	0.4%	970,393	0.4%
Farm Products	1,389,409	0.5%	1,484,583	0.5%
Freight Transportation Arrangement	3,784,284	1.5%	4,926,482	1.8%
Frozen Fish and Seafood	3,653,637	1.4%	256,741	0.1%
Hotels and Motels	15,116,538	6.0%	17,834,541	6.5%
Land Subdividers and Developers	10,963,151	4.3%	11,754,052	4.3%
Motor Vehicle Parts and Accessories	10,697,318	4.2%	9,779,546	3.6%
Personal Credit Institutions	6,339,232	2.5%	5,016,027	1.8%
Petroleum and Petroleum Products	—	0.0%	3,289,660	1.2%
Refuse Systems	45,629,042	18.0%	40,046,513	14.6%
Retail Bakeries	6,618,564	2.6%	6,279,305	2.3%
Short-Term Business Credit	2,368,289	0.9%	2,368,290	0.9%
Soybeans	5,059,286	2.0%	5,239,479	1.9%
Sugarcane and Sugar Beets	653,081	0.3%	339,258	0.1%
Telephone and Telegraph Apparatus	—	0.0%	424,976	0.3%
Telephone Communications	2,925,000	1.2%	13,750,000	5.1%
Towing and Tugboat Service	4,275,187	1.7%	6,984,020	2.6%
Other	6,099,876	2.3%	6,799,417	2.5%
Total	$252,960,425	100.0%	$273,616,782	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of  September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$14,096,939	5.6%	$17,575,152	6.3%
Botswana	2,368,289	1.0%	2,368,290	0.9%
Brazil	28,683,197	11.3%	26,722,134	9.8%
Cabo Verde	15,116,538	6.0%	17,834,541	6.5%
Cameroon	14,476,313	5.7%	14,476,312	5.3%
Chile	970,394	0.4%	970,393	0.4%
Colombia	4,328,157	1.7%	3,219,553	1.2%
Ecuador	7,869,659	3.1%	10,051,802	3.7%
Ghana	—	0.0%	3,289,660	1.2%
Hong Kong	15,302,209	6.0%	16,083,661	5.9%
Indonesia	15,000,000	5.9%	15,000,000	5.5%
Jersey	2,925,000	1.2%	13,750,000	5.0%
Kenya	3,784,284	1.5%	4,926,482	1.8%
Malaysia	8,233,952	3.3%	11,846,182	4.3%
Mexico	47,640,117	18.8%	41,842,987	15.3%
Morocco	56,219	0.0%	628,862	0.2%
Namibia	10,963,151	4.3%	11,754,052	4.3%
Netherlands	10,697,318	4.2%	9,779,546	3.6%
Nigeria	5,539,762	2.2%	8,468,603	3.1%
Peru	3,500,201	1.4%	3,502,265	1.3%
Romania	6,618,564	2.6%	6,279,305	2.3%
Singapore	19,329,239	7.6%	18,604,532	6.8%
United Arab Emirates	648,430	0.3%	648,430	0.2%
Uganda	12,144,203	4.8%	11,325,748	4.1%
N/A (2)	2,668,290	1.1%	2,668,290	1.0%
Total	$252,960,425	100.0%	$273,616,782	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.
(2)	This investment was in a credit facility originated by IIG TOF B.V., which has been placed into bankruptcy; therefore, no geographic classification is applicable.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of September 30, 2023:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$107,054,141	$—	$—	$107,054,141
Senior secured term loan participations	103,261,882	—	—	103,261,882
Senior secured trade finance participations	29,516,256	—	—	29,516,256
Other investments	11,818,742	—	—	11,818,742
Equity warrants	1,309,404	—	—	1,309,404
Total	$252,960,425	$—	$—	$252,960,425

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2022:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$105,084,728	$—	$—	$105,084,728
Senior secured term loan participations	119,690,547	—	—	119,690,547
Senior secured trade finance participations	31,710,623	—	—	31,710,623
Other investments	15,925,381	—	—	15,925,381
Equity warrants	1,205,503	—	—	1,205,503
Total	$273,616,782	$—	$—	$273,616,782

The following is a reconciliation of activity for the nine months ended September 30, 2023, of investments classified as Level 3:

	Fair Value at December 31, 2022	Purchases	Proceeds from disposition of investments	Transfer	Accretion of original issue discount on investment	Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Net realized loss	Fair Value at September 30, 2023
Senior secured term loans	$105,084,728	$309,362	$(5,904,056)	$5,000,000	$—	$6,019,022	$(3,909,241)	$454,327	$107,054,141
Senior secured term loan participations	119,690,547	1,803,103	(21,984,217)	—	113,885	6,776,226	(641,323)	(2,496,339)	103,261,882
Senior secured trade finance participations	31,710,623	9,511,910	(5,233,399)	(5,000,000)	—	—	7,599,590	(9,072,469)	29,516,256
Other investments	15,925,381	—	(3,565,628)	—	—	—	(541,011)	—	11,818,742
Equity warrants	1,205,503	—	—	—	—	—	103,901	—	1,309,404
Total	$273,616,782	$11,624,375	$(36,687,300)	$—	$113,885	$12,795,247	$2,611,916	$(11,114,481)	$252,960,425

The Company recorded net realized losses of $11,114,481 and $0 for the Company’s investments classified as Level 3 during the nine months ended September 30, 2023 and 2022, respectively. Net change in unrealized depreciation for the nine months ended September 30, 2023 and 2022 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $6,035,577 and $10,866,588, respectively. These unrealized losses were primarily driven by macro events including the uncertainty created by the COVID-19 pandemic and its impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

As of September 30, 2023, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2023:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$24,578,645	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.93x, 9.5% - 17.25% (16.08%)
Senior secured trade finance participations (1)	$4,937,611	Collateral based approach	Value of collateral (collateral coverage ratio)	0.85x - 1.67x
Senior secured term loans (2)	$107,054,141	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.12x, 13.25% - 20.0% (17.27%)
Senior secured term loan participations (2)	$92,298,731	Collateral based approach Income approach (DCF)	Value of collateral (collateral coverage ratio) Discount rate	0.0x - 0.16x, 11.0% - 23.4% (17.37%)
Senior secured term loan participations (1)	$10,963,151	Collateral based approach	Value of collateral (collateral coverage ratio)	0.54x
Other investments (3)	$11,818,742	Collateral based approach	Value of collateral (collateral coverage ratio)	0.15x - 1.19x
Equity warrants	$1,309,404	Option Pricing Method	Risk free rate, volatility, time to liquidity	4.6%, 81%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, Sancor, GPI, FRIAR, Algonodera, Mac Z, Itelecom, Receivable from IIG and TriLinc Peru S.A.C.
(2)

The Company used the income approach for the following Watch List investments: Helios Maritime, CAGSA, Triton, Producam, Agilis Partners Holding LLC, Agilis Partners, Usivale, Limas, Qintess, Courtyard and Alfa and a hybrid of the collateral based approach and the income approach for Ecsponent, Multiple ICD, WinRep and Vikudha, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2023 and 2022. Furthermore, the Advisor determined to voluntarily waive all incentive fees that may become due and payable to the Advisor for 2023.

Repurchase agreement

On November 3, 2022, the Company entered into a transaction with an unrelated financial institution, whereby, it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. During the three months ended March, 31, 2023, the Company's repurchase deadline was extended to October 2023. The terms of the agreement were amended and no longer require the participation to be recorded as an asset or the resulting obligation to be recorded as a liability. The transaction is more appropriately deemed to be a put option requiring the Company to repurchase the participation at the option of the buyer at a future fixed price while the buyer is no longer obligated to sell the participation to the Company. The resulting fair value of the put option to reacquire $4,447,351 of Grupo Surpapel is deemed to be $0 as of September 30, 2023, as the fair value of the participation approximates the price at which the Company is required to repurchase the asset when the put option is exercised. Therefore, it is not recorded as a liability as of September 30, 2023. No gain or loss has been recognized with respect to this transaction. During the three months ended September 30, 2023, the Company recognized approximately $227,000 in interest expense related to this obligation.

Transactions

For the three months ended September 30, 2023 and 2022, the Advisor earned $1,379,874 and $1,641,882, respectively, in asset management fees and $0 and $995,962, respectively, in incentive fees. For the nine months ended September 30, 2023 and 2022, the Advisor earned $4,167,875 and $4,987,817, respectively, in asset management fees and $0 and $3,151,543, respectively, in incentive fees.

As of September 30, 2023 and December 31, 2022, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaling $70,117 and $0, respectively were due to the pending allocations of principal and interest payments that were received by the affiliates.

As of September 30, 2023 and December 31, 2022, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaling $370,739 and $0, respectively were due to the pending allocations of principal and interest payments that were received by the Company.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,655,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company. Such amounts include approximately $0 and $38,000 of offering costs incurred by the Sponsor during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid approximately $0 and $38,000 in reimbursement of offering costs to the Sponsor, respectively. Such offering costs reimbursed by the Company have been recognized against the proceeds from the issuance of units.

From the commencement of the Company’s operations through September 30, 2023, the Company has reimbursed the Sponsor a total of approximately $17,355,000 of offering and organization costs.

For the nine months ended September 30, 2023 and 2022, the Company paid StratCap Securities, formerly known as SC Distributors LLC, the dealer manager for certain of the Company’s prior offerings, approximately $121,000 and $299,000, respectively, in ongoing distribution fees, dealer manager fees and service fees.

Note 7. Note Payable

The Company’s note payable consists of the following:

	September 30, 2023	December 31, 2022
	Outstanding Balance	Outstanding Balance
BlueOrchard facility	$—	$9,000,000
DEG facility	—	9,000,000
Less: Unamortized debt issuance costs	—	(1,014,909)
Total notes payable	$—	$16,985,091

DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") facility

On November 22, 2022, TGIFC entered into a $25 million Facility Agreement (the “Facility Agreement”) with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH (“DEG”) as Lender. This leverage facility was fully repaid on August 31, 2023.

During the nine months ended September 30, 2023, the Company paid $9,000,000 in principal and recognized approximately $493,000 in interest expense.

Blueorchard Microfinance Fund ("BlueOrchard") facility

On November 22, 2022, TGIFC entered into a $25 million Facility Agreement (the “Facility Agreement”) with Blueorchard Microfinance Fund ("BlueOrchard") as Lender. This leverage facility was fully repaid on August 31, 2023.

During the nine months ended September 30, 2023 the Company paid $9,000,000 in principal and recognized approximately $458,000 in interest expense.

Note 8. Unit Capital

As of September 30, 2023, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2023, the Company recorded a liability in the aggregate amount of $344,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of  September 30, 2023 is calculated based on a NAV per Class C, Class I and Class W units of $5.652 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the NAV, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2023:

	Units	Units Issued			Units
	Outstanding	under Distribution	Units	Units	Outstanding
	as of	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	September 30,
	2022	the Period	the Period	the Period	2023
Class A units	18,233,751	71,911	—	(1,738)	18,303,924
Class C units	7,831,059	38,809	(90,353)	(12,781)	7,766,734
Class I units	10,443,595	44,734	90,353	(2,403)	10,576,279
Class W units	24,555	—	—	—	24,555
Class Y units	2,682,275	740	—	—	2,683,015
Class Z units	8,423,851	—	—	—	8,423,851
Total	47,639,086	156,194	—	(16,922)	47,778,358

156,194 units were issued under the DRP for aggregate gross proceeds of approximately $1,063,000 during the nine months ended September 30, 2023 and no units were sold pursuant to the Company's private placement.

During the nine months ended September 30, 2023, the amount of units issued through the DRP by class were $491,720, $263,353, $302,396 and $5,063 for Class A units, Class C units, Class I units and for Class Y units, respectively.

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

During the nine months ended September 30, 2023, the Company fulfilled repurchase requests for a total of 16,922 units at a weighted average repurchase price per unit of  $6.84 for an aggregate repurchase price of $115,711. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The Company anticipates that it will lift the suspensions sometime after this Quarterly Report on Form 10-Q for the period ended September 30, 2023 has been filed with the SEC.

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

	Units		Units Issued			Units
	Outstanding	Units Issued	under Distribution	Units	Units	Outstanding
	as of	under Private Placement	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	During	September 30,
	2021	the Period	the Period	the Period	the Period	2022
Class A units	18,128,699	—	346,166	—	(272,050)	18,202,815
Class C units	7,827,952	—	183,985	(21,991)	(139,335)	7,850,611
Class I units	10,517,764	—	207,472	21,991	(292,249)	10,454,978
Class W units	24,555	—	—	—	-	24,555
Class Y units	2,696,506	41,163	3,162	—	(44,355)	2,696,476
Class Z units	8,423,851	—	—	—	-	8,423,851
Total	47,619,327	41,163	740,785	—	(747,989)	47,653,286

740,785 units were issued under the DRP for aggregate gross proceeds of approximately $5,243,000 and 41,163 units were sold pursuant to our private placement for aggregate gross proceeds of approximately $295,000.

During the nine months ended September 30, 2022, approximately $294,813 of Class Y units were issued through the private placement.

During the nine months ended September 30, 2022, the amount of units issued through the DRP by class were $2,450,501, $1,145,785, $1,623,873 and $23,024 for Class A units, Class C units, Class I units and for Class Y units, respectively.

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

Note 9. Distributions

The following table summarizes the distributions for the nine months ended September 30, 2023:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Authorized	Per Unit	Distributions	Reinvested	Declared
January 31, 2023	November 11, 2022	$0.00131143	$1,374,744	$558,839	$1,933,583
February 28, 2023	November 11, 2022	$0.00131143	1,240,987	504,366	1,745,353
March 31, 2023	November 11, 2022	$0.00131143	1,928,567	—	1,928,567
April 30, 2023	August 21, 2023	$0.00115953	1,660,142	—	1,660,142
Total for 2023			$6,204,440	$1,063,205	$7,267,645

In November 2022, the Company’s board of managers authorized the declaration of distributions for December of 2022 and  January, February and March of 2023. These distributions have been calculated based on unitholders of record for each day of each month in an amount equal to $0.00131143 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $6.838, determined as of September 30, 2022. In August 2023, the Company’s board of managers authorized the declaration of distributions for April of 2023. This distribution was calculated based on unitholders of record for each day of the month in an amount equal to $0.00115953 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). The April distribution was paid in cash and did not consist of any reinvestments under our DRP, and which was paid to our unitholders on August 21, 2023. There can be no assurances that distributions will continue to be paid at this rate in subsequent periods or at all. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events."

The following table summarizes the distributions for the nine months ended September 30, 2022:

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

In August 2022, the Company’s board of managers authorized the declaration of distributions for September of 2022. This distribution was calculated based on unitholders of record for each day of the month of September 2022 in an amount equal to $0.00135186 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $7.049, determined as of March 31, 2022.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Per unit data (1):
Net asset value at beginning of period	$5.92	$7.10
Net investment income	0.16	0.32
Net change in unrealized appreciation (depreciation) on investments	0.06	(0.23)
Net realized loss on investments	(0.23)	—
Foreign exchange gain	0.00	—
Net increase in net assets resulting from operations	(0.01)	0.09
Distributions	(0.16)	(0.37)
Net change in accrued distribution and other fees	0.00	—
Net decrease in net assets	(0.17)	(0.28)
Net asset value at end of period (2)	$5.75	$6.82
Total return based on net asset value (3)	(0.22)%	1.23%
Net assets at end of period	$274,595,111	$325,432,459
Units Outstanding at end of period	47,778,358	47,653,286
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	3.55%	6.06%
Ratio of total expenses to average net assets	5.74%	4.67%

1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2023 and 2022, which were 47,753,569 and 47,721,878, respectively.
2

For financial statement reporting purposes under GAAP, as of September 30, 2023 and 2022, the Company recorded a liability in the amount of $344,000 and $428,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the NAV used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of NAV determination is consistent with the industry standard and is more appropriate since the Company intends for the NAV to reflect the estimated value on the date that the Company determines its NAV.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2023.

Distributions

The cash distribution for  May 2023 totaled $1,650,860 was authorized on October 19, 2023 and paid in cash on October 23, 2023. None of the distributions for  May were reinvested in units due to the temporary suspension of the DRP, effective as of April 1, 2023. There can be no assurances as to when or if additional distributions will be paid.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to our DRP. StratCap Securities, formerly known as SC Distributors LLC, was the dealer manager for the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017. Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through our DRP.

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

For the nine months ended September 30, 2023, we issued 156,194 of our units pursuant to our DRP for gross proceeds of approximately $1,063,000. As of September 30, 2023, $21,147,000 in units remained available for sale pursuant to the DRP, which is temporarily suspended. See "Notes to Consolidated Financial Statements - Note 8. Unit Capital" for additional information regarding the suspension.

From our inception through September 30, 2023, we have issued an aggregate of 56,402,184 of our units, including 8,178,537 units issued under our DRP, for gross proceeds of approximately $515,421,000 including approximately $66,896,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,755,000.

Outlook

Economic conditions globally remain challenging, particularly for advanced economies, due to inflation and the dramatic rise in interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine and China’s “Zero Covid” policy during 2022, with supply side conditions not normalizing until year-end 2022. The combination of these effects, in many cases, had devastating and long-lasting impacts on the businesses, financial conditions and results of operations of borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies are struggling to recover from the compound impact of more than three years of economic hardship, while current macroeconomic conditions make it even more difficult for borrower companies to achieve a rapid and significant recovery in operating performance. The Company does not expect any near-term changes to the impact of the macroeconomic environment on the Company’s borrowers. Indeed, although the Company’s NAV per unit decreased by approximately $0.17 as of September 30, 2023, compared to the NAV per unit as of December 31, 2022, the Company’s September 30, 2023 NAV is a reflection of the cumulative effect of 15 consecutive quarters of the adverse economic impact of COVID-19 and its ramifications, including persistent supply chain and cash flow issues, on the Company’s borrowers.

The combination of weakened borrower companies, still attempting to recover from the historically bad 2020-2022 pandemic/broken supply chain period, and weakened demand in the current macro-economic environment, has made it challenging for the Company’s borrowers to repay their obligations to the Company, as discussed above. As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may impact the Company’s ability to pay future distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, the Company has not paid monthly distributions for periods subsequent to May 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters and that the suspensions of the Company’s unit repurchase program and distribution reinvestment plan, both of which were suspended effective April 1, 2023, will likely be extended for a significant period of time. See “Notes to Consolidated Financial Statements—Note 11. Subsequent Events” for more information. Our NAV per unit as of September 30, 2023 is higher than it would have been if the Company had continued to pay regular monthly distributions throughout 2023. If our board of managers determines to authorize the declaration and payment of distributions for the months of June through November 2023 in subsequent months, the aggregate impact of such distribution payments on our NAV per unit may be more significant than if the distributions had been paid in the month following the month to which the distributions relate. There can be no assurances that any such distributions will be declared.

The Company intends to pursue multiple strategies in order to address its temporary liquidity needs, which may include the sale of all or a portion of certain investments, seeking to obtain new credit facilities and the pursuit of additional financing transactions as needed to supplement cash flows. For example, the Company sold $5.0 million of its investment in Africell Holding Limited to an unaffiliated third party in August 2023. Subsequent to September 30, 2023, the Company sold an additional $5.0 million of its investment in Africell Holding Limited in October 2023, and anticipates selling the remaining $3.0 million of its investment in Africell Holding Limited later in the fourth quarter of 2023.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2023, the majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR was phased out in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of September 30, 2023, 5.3% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2023, the Company invested approximately $11.6 million across seven separate portfolio companies, including three new borrowers. The Company's investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from disposition of investments of approximately $31.6 million.

At September 30, 2023 and December 31, 2022, the Company’s investment portfolio included 35 and 36 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2023		As of December 31, 2022
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$107,054,141	42.3%	$105,084,728	38.5%
Senior secured term loan participations	103,261,882	40.8%	119,690,547	43.7%
Senior secured trade finance participations	29,516,256	11.7%	31,710,623	11.6%
Other investments	11,818,742	4.7%	15,925,381	5.8%
Equity warrants	1,309,404	0.5%	1,205,503	0.4%
Total investments	$252,960,425	100.0%	$273,616,782	100.0%

As of September 30, 2023, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations and senior secured term loans were 10.4%, 12.7% and 13.4%, respectively, for a weighted average yield on investments of approximately 11.8% on our total portfolio.

As of December 31, 2022, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and other investments were 10.1%, 12.1% and 13.5%,respectively, for a weighted average yield on investments of approximately 11.3% on our total portfolio.

As of September 30, 2023, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Sugarcane and Sugar Beets	Sustainable Agriculture & Agroprocessing	Brazil	N/A	12/15/2026	(2)	$800,030	$653,081
Claim in Bankruptcy	Electric Services	Technological Innovation	Chile	N/A	N/A	(2)	1,456,162	970,394
Sustainable Packaging Manufacturer	Corrugated and solid fiber boxes	Recycling	Ecuador	12.88% Cash / 2.2% PIK	6/18/2025		4,216,022	4,216,022
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023	(2)	22,219,566	15,302,209
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024		10,000,000	10,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023	(2)	18,484,704	8,233,952
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	15.50% PIK	7/27/2023	(3)	44,319,638	45,629,042
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	13.50% PIK	8/18/2025	(2)	21,799,281	19,329,239
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	15.47%	8/18/2023	(2)	5,601,000	2,368,289
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	12.00%	8/11/2026	(2)	20,056,485	20,170,370
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	Cash - 8% , PIK - 12%	12/7/2023		7,859,746	7,859,746
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK	12/31/2024		15,429,559	15,116,538
Consumer Lender II	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	12/24/2026		4,328,157	4,328,157
Mobile Network Operator	Telephone Communications	Access to Technology	Jersey	17.74%	9/30/2026		2,925,000	2,925,000
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	13.17% Cash / 4.00% PIK	3/31/2023	(2)	15,063,954	3,784,284
Consumer Lender III	Personal Credit Institutions	Inclusive Finance	Mexico	11.95%	1/24/2027		2,011,075	2,011,075
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK	8/15/2021	(2)	18,717,631	10,963,151
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.00%	2/7/2024		8,275,000	10,697,318
Marine Logistics Provider	Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%	11/30/2024	(2)	12,011,272	4,275,187
Frozen Bakery Products Manufacturer	Retail Bakeries	Responsible Consumer Goods Production	Romania	7.0% Cash/7.0% PIK	5/20/2024		6,526,630	6,618,564
Grain Processor G	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK	7/8/2024	(2)	644,238	278,245
Grain Processor F	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK	6/30/2025	(2)	13,101,741	11,865,958
Agriculture Distributor	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,059,286
Dairy Co-Operative	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	5,802,296	4,289,181
Claim in Bankruptcy	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	6,499,323	2,955,774
Claim in Bankruptcy	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	4,935,048	1,792,698
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	6/30/2023	(2)	16,035,023	14,476,313
Seafood Processing Company II	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%	7/1/2023	(2)	4,424,931	3,653,637
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	8/31/2023		5,000,000	5,000,000
Scrap Metal liquidation	Other	Recycling	Morocco	N/A	N/A	(2)	1,433,058	56,219
Cocoa Trader III	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	9/30/2023	(2)	649,590	553,709
Cocoa Trader II	Farm Products	Sustainable Agriculture & Agroprocessing	Nigeria	8.50%	9/30/2023	(2)	820,482	710,866
Coffee Exporter	Farm Products	Sustainable Agriculture & Agroprocessing	Peru	13.45%	3/10/2023		124,834	124,834
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Claim in Bankruptcy	Other	Other	N/A	N/A	N/A	(2)	6,000,000	2,668,290
Real estate property	Other	Other	Peru	N/A	N/A	(2)	3,502,265	3,375,367
Total Investments								$252,960,425

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.

As of September 30, 2023, the composition our investments at fair value based on the Company created industry classification was as follows:

	Fair	Percentage
Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.3%
Access to Technology	23,095,370	9.1%
Inclusive Finance	8,707,521	3.4%
Infrastructure Development	33,939,435	13.4%
Recycling	49,901,283	19.7%
Responsible Consumer Goods Production	17,315,882	6.8%
Responsible Industrial Goods Distribution	8,233,952	3.3%
Responsible Logistics Management	8,059,471	3.2%
Responsible Natural Resources Distribution	34,631,448	13.7%
Sustainable Agriculture & Agroprocessing	53,470,764	21.1%
Sustainable Aquaculture & Processing	3,653,637	1.4%
Sustainable Dairy Production	4,289,181	1.7%
Technological Innovation	970,394	0.4%
Other	6,043,657	2.5%
Total	$252,960,425	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of September 30, 2023, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At September 30, 2023, eighteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $94,815,000 or 37.5% of the fair value of the Company’s total investments. At December 31, 2022, sixteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $84,285,000 or 30.8% of the fair value of the Company’s total investments. As of September 30, 2023 and December 31, 2022 respectively, the Company had 24 and 22 Watch List investments.

As of September 30, 2023, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Year-Ended
						September 30,	September 30,	September 30,	September 30,
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	2023	2022	2023	2022
Trustco Group Holdings Ltd. (3)	$18,717,631	$10,963,151	$4,363,486	Helios	Collateral based approach	$622,545	$597,924	$1,829,103	$597,924
Helios Maritime	12,011,272	4,275,187	1,176,619	Helios	Income approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,059,286	664,010	IIG	Income approach	—	—	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	IIG	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,289,181	1,347,047	IIG	Collateral based approach	158,216	—	469,488	—
IIG TOF B.V. (2), (3)	6,000,000	2,668,290	572,000	IIG	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	-	IIG	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd. (3)	21,799,281	19,329,239	1,513,843	TransAsia	Income approach	700,562	—	1,283,356	—
Ecsponent Holdings Limited (1), (3)	5,601,000	2,368,289	703,199	Scipion	Hybrid income/collateral based approach	211,875	—	591,922	—
Producam S.A. (3)	16,035,023	14,476,313	—	Scipion	Income approach	398,950	—	1,157,297	—
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach	24,194	24,194	71,792	71,793
Mac Z Group SARL (1), (3)	1,433,058	56,219	183,152	Scipion	Collateral based approach	—	—	—	—
Multiple ICD (Kenya) Limited (3)	15,063,954	3,784,284	1,693,918	Barak	Hybrid income/collateral based approach	677,411	—	1,940,711	—
Agilis Partners Holding LLC (1)	644,238	278,245	—	Origin	Income approach	—	—	—	—
Agilis Partners	13,101,741	11,865,958	799,026	Origin	Income approach	—	—	—	—
Usivale Industria E Commercio Ltda (1), (3)	800,030	653,082	—	N/A	Income approach	—	90,573	—	268,766
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,394	322,032	Alsis	Collateral based approach	—	—	—	40,489
Limas Commodities House Limited (3)	22,219,566	15,302,209	—	TransAsia	Income approach	711,628	—	2,053,223	—
Vikudha Malaysia Sdn Bhd (3)	18,484,704	8,233,952	896,935	TransAsia	Hybrid income/collateral based approach	597,491	—	1,742,673	—
Qintess Tecnologia e Participacoes Ltda	20,056,485	20,170,370	375,880	TRG	Income approach	—	—	—	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A.	4,424,931	3,653,637	125,650	WCA	Hybrid income/collateral based approach	—	—	—	—
Courtyard Farms Limited (1), (3)	649,590	553,709	279,818	AGTF	Income approach	17,823	—	17,823	—
Alfa Systems and Commodity Company Limited (1), (3)	820,482	710,866	253,095	AGTF	Income approach	14,313	—	14,313	—
TriLinc Peru S.A.C.	3,502,265	3,375,367	—	N/A	Collateral based approach	—	—	—	—
	$213,206,510	$138,434,130	$15,403,925			$4,135,007	$712,691	$11,171,700	$978,973

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2023. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2023 are presented below.

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

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022 and we are now seeking enforcement of the UK judgment in Namibia, which is proceeding. Court proceedings continued in both the UK against Trustco and in Namibia for the Elisenheim property. A case management meeting for the UK Trustco case is expected by year end 2023. For Elisenheim, trial preparation has commenced, following a pre-trial conference in September 2023. The fair value decreased by approximately $791,000 during the nine months ended September 30, 2023, primarily  as a result of the Namibian dollar weakening against the USD, thus affecting the potential value of the property collateral and additional financial weakness in Trustco.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of September 30, 2023 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. The proposed changes to the settlement terms were less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in February 2019 (but was never finalized) and therefore, had a negative impact on the valuation of this investment, resulting in a reduction of approximately $180,000 during the nine months ended September 30, 2023. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Therefore, the Company does not expect significant changes to the restructuring plan other than a delay in its implementation to the end of 2023.

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

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it manages its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the three months ended September 30, 2023, the borrower was able to modestly increase its trading business and is expected to resume debt service to the Company in late 2023.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and able to service the debt through when there was a resurgence of the pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a winding up petition against the company’s Hong Kong-based parent company and loan guarantor. The wind-up petition has been postponed until November 2022 and is currently in the early stages of judicial process; however, based on the possibility of an enforcement, the Company issued a Reservation of Rights Letter to Vikudha in June 2022. In August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the winding up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes; however, as this process has continued to be delayed, the probability of more negative scenarios, including ultimate liquidation, have increased resulting in a reduction in fair value to approximately $1,451,000 for the three months ended September 30, 2023.

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

Investments through Barak Fund Management Ltd. (“Barak”) as the Sub-Advisor

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Ltd ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. Although progress had stalled, negotiations are currently active again. However, the loan is no longer on standstill as the lenders are requiring additional progress in order to renew it. The on-going uncertainty regarding the restructuring has continued to increase the probability that MICD may be liquidated. As a result, a negative valuation adjustment for the nine months ended September 30, 2023 of approximately $1.1 million was recognized.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin, in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower.  Origin, the borrower, and the Company are in late stages of finalizing a restructure of the loans.

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

Going forward, the Company owns a Peruvian company, TriLinc Peru S.A.C., which itself owns the real estate previously held as collateral under the prior loan agreement and is receiving monthly rental income. In recognition of the settlement and consensual collateral enforcement, a decline in the fair value of $126,898 was recognized during the three months ended September 30, 2023. Rental income for TriLinc Peru S.A.C has been paid timely through September 30, 2023.

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

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income
Interest income	$5,764,883	$8,786,055	$19,330,553	$26,631,208
Interest from cash	460	—	1,762	3,481
Total investment income	5,765,343	8,786,055	19,332,315	26,634,689
Expenses
Asset management fees	1,379,874	1,641,882	4,167,875	4,987,817
Incentive fees	—	995,962	—	3,151,543
Professional fees	1,120,850	819,457	4,537,802	2,345,583
General and administrative expenses	299,649	340,189	837,022	901,573
Interest expense	802,723	—	2,207,040	11,169
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,667,471	3,861,865	11,942,864	11,590,810
NET INVESTMENT INCOME	2,097,872	4,924,190	7,389,451	15,043,879
Net change in unrealized appreciation (depreciation) on investments	951,316	(1,967,920)	2,611,916	(10,866,588)
Net realized loss on investments	(2,042,012)	—	(11,114,481)	—
Foreign exchange gain	—	—	5,644	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$1,007,176	$2,956,270	$(1,107,470)	$4,177,291

Revenues

Three months ended September 30, 2023 and 2022

For the three months ended September 30, 2023 and 2022, total investment income amounted to $5,765,343 and $8,786,055, respectively. Interest income decreased by approximately $3,021,000 during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to the fact that the we put a few more portfolio investments on non-accrual status in the third quarter of 2023. Also, the average size of the investment portfolio decreased by approximately $37.9 million. The decrease in the average size of our portfolio during the third quarter of 2023 was due to investment repayments that were not redeployed.

During the three months ended September 30, 2023, $2,962,799 or 51.4% of the interest income was earned from loan and trade finance participations and $2,802,084 or 48.6% from direct loans. In addition, the Company earned $460 in interest income on our cash balances.

During the three months ended September 30, 2022, $4,444,079 or 50.6% of the interest income was earned from loan and trade finance participations and $4,341,976 or 49.4% from direct loans.

Nine months ended September 30, 2023 and 2022

For the nine months ended September 30, 2023 and 2022, total investment income amounted to $19,332,315 and $26,634,689, respectively. Interest income decreased by approximately $7,302,000 during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to the fact that the number of non-accrual loans increased from eleven to eighteen. Also, the average size of the investment portfolio decreased by approximately $32.9 million.  The decrease in the average size of our portfolio during the nine months ended September 30, 2023 was due to investment repayments that were not redeployed.

During the nine months ended September 30, 2023, $10,425,021 or 53.9% of the interest income was earned from loan and trade finance participations and $8,905,532 or 46.1% from direct loans. In addition, the Company earned $1,762 in interest income on our cash balances.

During the nine months ended September 30, 2022, $14,393,303 or 54.0% of the interest income was earned from loan and trade finance participations and $12,237,905 or 46.0% from direct loans. In addition, the Company earned $3,481 in interest income on its cash balances.

Expenses

Three months ended September 30, 2023 and 2022

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended September 30, 2023 increased by $1,063,576 to $2,287,597 from $1,224,021 for the three months ended September 30, 2022. Several factors primarily contributed to this increase, including an increase in the interest expense of $802,723 due to the leverage facility that had not been in place during the prior period, and an increase in professional fees of approximately $301,000 which were primarily due to higher fees incurred for audit services following our engagement of the new audit firm and legal services in connection with our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor during the three months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, the asset management fees amounted to $1,379,874 and $1,641,882, respectively. The incentive fees for the three months ended September 30, 2023 and 2022, amounted to $0 and $995,962, respectively. The decrease in incentive fees is primarily due to the fact that the Advisor determined to voluntarily waive all incentive fees that may become due and payable to the Advisor for 2023.

Nine months ended September 30, 2023 and 2022

Total operating expenses, excluding the asset management and incentive fees, incurred for the nine months ended  September 30, 2023 increased by $4,323,539 to $7,774,989 from $3,451,450 for the nine months ended  September 30, 2022. Several factors primarily contributed to this increase, including an  increase in the interest expense of $2,195,871 due to the leverage facility  that had not been in place during the prior period,  and an increase in professional fees of approximately $2,192,000 which were primarily due to higher fees incurred for audit service following our engagement of the new audit firm and  legal services in connection with our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor during the three months ended September 30, 2023.

For the nine months ended September 30, 2023 and 2022, the asset management fees amounted to $4,167,875 and $4,987,817, respectively. The incentive fees for the nine months ended September 30, 2023 and 2022, amounted to $0 and $3,151,543, respectively.
The decrease in incentive fees is primarily due to the fact that the Advisor determined to voluntarily waive all incentive fees that may become due and payable to the Advisor for 2023.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $2,042,012 and $0 for the three months ended September 30, 2023 and 2022 respectively. We recorded net realized losses of $11,114,481 and $0 for the nine months ended September 30, 2023 and 2022 respectively. We recorded net change in unrealized appreciation of $951,316 and net change in unrealized depreciation of $1,967,920 for the three months ended September 30, 2023 and 2022, respectively. We recorded net change in unrealized appreciation of $2,611,916 and net change in unrealized depreciation of $10,866,588 for the nine months ended September 30, 2023 and 2022, respectively. The net realized loss and net change in unrealized appreciation and depreciation were primarily driven by macro events, including the uncertainty created by the COVID-19 pandemic and the rising input costs caused in part by the conflict between Russian and Ukraine and their impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, we had approximately $261,000 in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from additional debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. Due to multiple factors, we have been experiencing inconsistent cash flows and significant constraints on our liquidity, which we expect will continue to be the case in the coming quarters. See “Outlook as of September 30, 2023” above for further information regarding the factors negatively impacting our cash flows.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2023, increased by $6.1 million compared to the same period in 2022. This increase is primarily the result of an increase of $15.8 million in proceeds from disposition of investments. This was partially offset by a decrease of $11.6 million in purchase of investments, an increase of $2.2 million in accrued expenses due to higher fees incurred for audit services following our engagement of the new audit firm and legal services in connection with our ongoing efforts to recover amounts outstanding with respect to investments for which IIG was the sub-advisor and a decrease of $2.1 million in management and incentive fees payable due to the fact that the that the Advisor determined to voluntarily waive all incentive fees that may become due and payable to the Advisor for 2023.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2023, increased by $4.8 million compared to the same period in 2022. The increase is primarily attributable to the promissory notes of $13 million that were fully repaid in August 2023. This was partially offset by a decrease of $5 million in distributions paid to the unitholders and a decrease of $3.5 million in repurchase of units, which are due to the temporary suspension on repurchases.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, we issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. TGIFC repaid the CS Note in full in January 2022. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby, we sold a $5.0 million participation interest in one of our term loan positions. As of September 30, 2023, we agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On November 22, 2022, TGIFC entered into two Facility Agreements (the "Facility Agreements") with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") and BlueOrchard Microfinance Fund ("BlueOrchard") as Lenders. Pursuant to the Loan Documents, each of DEG and BlueOrchard will provide a loan with a principal amount of up to $25 million, for an aggregate principal amount of up to $50 million (the “Credit Facility”). As of September 30, 2023, we had no debt outstanding. See "Notes to Consolidated Financial Statements - Note 7. Notes Payable, and Note 11. Subsequent Events."

Company Strategy

Although the Company has a perpetual duration, it disclosed previously that if the Company did not consummate a liquidity event by August 25, 2021, it would commence an orderly liquidation of its assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation is not in the best interests of the Company’s unitholders. Following the completion of a review process, in May 2021, the board of managers, including all of the independent managers, determined that a liquidation was not in the best interests of the Company’s unitholders and approved the continuation of the Company’s operations through at least August 26, 2022. In August 2022, the board of managers again determined that a liquidation is not in the best interests of the Company. The board of managers and management believe that it is in the best interests of the Company to continue its operations and to pursue leverage and other alternatives to stabilize its portfolio and NAV through December 31, 2024.

Distributions

Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. However, the DRP is currently suspended temporarily. For the nine months ended September 30, 2023, we paid a total of $7,267,645 in distributions, comprised of $6,204,440 paid in cash and $1,063,205 reinvested under our DRP.

Related Party Transactions

For the nine months ended September 30, 2023 and 2022, the Advisor earned $4,167,875 and $4,987,817, respectively, in asset management fees and $0 and $3,151,543, respectively, in incentive fees.

As of September 30, 2022 and December 31, 2022, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaling $70,117 and $0, respectively were recorded due to the pending allocation of repayments and interest payments that were received by the affiliates.

As of September 30, 2023 and December 31, 2022, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaling $370,739 and $0, respectively were due to the pending allocations of principal and interest payments that were received by the Company.

Legal Proceedings

As of September 30, 2023, the Company was not a party to any material legal proceedings.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the nine months ended September 30, 2023, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

None.

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 11. Subsequent Events.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2023.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of September 30, 2023, the Company was not a party to any material legal proceedings.

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

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The Company anticipates that it will lift the suspensions sometime after this Quarterly Report on Form 10-Q for the period ended September 30, 2023 has been filed with the SEC. The unit repurchase program is temporarily suspended. See "Notes to Consolidated Financial Statements - Note 8. Unit Capital" for more information.

During the three months ended September 30, 2023, we did not repurchase any units pursuant to our unit repurchase program because it was suspended.

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

TRILINC GLOBAL IMPACT FUND, LLC.

November 20, 2023	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 20, 2023	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer