Form 10-K
period 2023-12-31
TriLinc Global Impact Fund LLC
filed 2024-03-29
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

As of March 29, 2024, the Company had outstanding 18,298,406 Class A units, 7,766,733 Class C units, 10,575,910 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

FORM 10-K

FOR THE YEAR ENDED December 31, 2023

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2023, the Company has 17 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors.

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

Upon termination of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, units issued pursuant to the Distribution Reinvestment Plan are being offered at the price equal to the net asset value, or NAV, per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Prior to March 30, 2018, units were issued pursuant to the Distribution Reinvestment Plan at a price equal to the greater of $9.025 per unit or the net asset value per unit of each class, as most recently disclosed by the Company in a public filing with the SEC.

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

For the years ended December 31, 2023 and 2022, we issued 155,821 and  986,369, respectively, of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $1,062,000 and $6,927,000, respectively. In addition, for the years ended December 31, 2023 and 2022, we issued 0 and 41,163, respectively, of our units for gross proceeds of approximately $0 and $295,000, respectively, pursuant to our ongoing private placement described above. As of December 31, 2023, $21,440,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

As of December 31, 2023, we have issued an aggregate of 56,404,318 of our units, including 8,179,306 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $515,125,000 including approximately $66,897,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $493,463,000.

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

As of the date of filing of this report, we had engagements, through our Advisor, with seven third-party investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. We have determined not to make any further investments with three of these sub-advisors, as described below. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who will source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-advisors, who focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors must have strong, independent risk controls and must screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

As of December 31, 2023, the following third-party investment managers were engaged by the Advisor to act as sub-advisors:

•

TRG Management LP (“TRG,” d/b/a The Rohatyn Group): founded in 2002, TRG is a leading emerging markets asset management firm. The firm and its affiliates manage product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate. TRG is headquartered in New York, with offices around the globe including Brazil, Peru, Uruguay, Argentina, India, Singapore, U.K., Costa Rica, New Zealand, Vietnam, Turkiye, Mexico, Malaysia, Thailand, Hong Kong and Egypt. TRG’s Global Private Credit Strategy encompasses three main regions: Latin America, Asia and Emerging Europe. TRG’s eight principals have collectively more than 250 years of investment experience in institutional lending, debt structuring, sales and trading, and high-yield distressed debt and have deployed more than $1.3 billion into relevant transactions. TRG’s disciplined investment process, robust investment administration and operations infrastructure, and strong emerging market investment track record create substantial value for its investors and SMEs that are currently underserved by traditional banks and financial intermediaries operating in the region. TRG serves as a secondary sub-advisor.

•

CEECAT Capital Limited & CCL Investments SARL (“CCL”): established in 2014, CCL is a European-focused spin-off of  Asia Debt Management ("ADM") Capital, which has specialized in recovery, special situations and stressed opportunities across Asia since 1998 and in the Central and Eastern Europe, Central Asia and Turkiye (“CEECAT”) region since 2005. CCL manages all of ADM Capital’s legacy assets in the CEECAT region and focuses on extending private credit to SMEs who cannot access regular bank financing due to factors such as local regulatory restrictions on bank lending, illiquidity or stress in the banking sector, delays in the bank approval process, collateral coverage mismatch for local banks, among others. CCL’s three principals have more than 90 years of combined experience in corporate and structured finance, cash equity sales and equity derivative sales, and have completed over $350 million in debt investment deals across the CEECAT region. CCL has a demonstrated track record in establishing, operating, managing and advising funds that invest in companies across the region through utilizing their strong cultural knowledge of the local legal jurisdictions and regulatory compliance requirements. CCL serves as a secondary subadvisor.

•

Origin Capital Limited (“Origin”): headquartered in Johannesburg, South Africa with associates in three countries. Origin originates, structures, and manages transactions in Latin America and Africa, and partners with larger funds, development banks and institutional investors. Origin is differentiated by a combination of investment skills, local and international networks, and a thorough understanding of the Latin American and African environments. Origin's four principals have more than 90 years of combined experience in private debt, banking, and asset management in emerging markets and more than $3.2 billion in relevant transaction experience. Origin serves as a secondary sub-advisor.

•

Enhanced Capital Impact Lending, LLC (“Enhanced Capital”): a subsidiary of Enhanced Capital Group, LLC (“ECG”) and TriLinc’s investment partner. Founded in 1999, ECG is a U.S. based impact investment firm that invests capital into local businesses, renewable energy projects, historic real estate rehabilitation, and affordable housing projects through federal and state incentive programs and other public policy investment strategies. ECG has invested in 36 states across the U.S., supporting small businesses through their impact lending strategy and other small business lending strategies. Enhanced Capital’s principals have a combined experience of more than 45 years in credit analysis and asset management and have deployed more than $1.2 billion into relevant debt transactions. Enhanced Capital serves as a primary sub-advisor.

In addition, as of December 31, 2023, the following third-party investment managers were also engaged to act as sub-advisors, but the Company does not expect to make any further investments with the assistance of these investment managers:

•

Asia Impact Capital Ltd. (“AIC”): an investment firm advised by the founding principals of TAEL Partners Ltd. (“TAEL”) and established to provide investment services to TriLinc. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long-term track records and diverse investment capabilities across Southeast Asia. TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. AIC's four principals have more than 130 years of collective Asian market investment experience and more than $22 billion in credit transaction experience. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL is often able to undertake investments at attractive pricing levels. AIC serves as a primary sub-advisor.

•

Scipion Capital, Ltd. (“Scipion”): a Sub-Saharan Africa-focused investment management firm that has deployed over $512 million in trade finance transactions since its inception in 2007. Headquartered in London, with an office in Geneva and investment team member presence in Botswana, Morocco and the Cayman Islands, the firm focuses its investment strategy on managing a diversified portfolio of trade finance assets across multiple industries, geographies, and financing structures. More specifically, Scipion’s emphasis on short duration and self-liquidating transactions is a cornerstone of its investment strategy and has translated into an attractive track record of risk-adjusted returns and a reputation as one of the leading trade finance managers in the region. Scipion’s six principals execute the firm’s strategy through over 200 years of combined experience in banking, emerging markets, and trade finance in Africa. Scipion serves as a secondary sub-advisor.

•

Africa Global Trade Finance Ltd. (“AGTF”, formerly AMC Trade Finance Ltd., or “AMCTF”): AGTF was established in 2016 by Africa Merchant Capital Group, a U.K.-based boutique merchant banking services business founded in 2012 in order to implement its middle market trade finance strategy in Sub-Saharan Africa. The global regulatory environment has reduced commercial banks’ appetite to deploy funds into the African trade finance market, and non-banking sectors have insufficient capital resources, leaving the SME sector underfunded. AGTF aims to increase the availability of trade finance for domestic and regional trade in Sub-Saharan Africa through offering a range of flexible short-term trade finance product solutions. The AGTF product range includes off-balance sheet stand-alone transactional facilities, back-to-back Letter of Credit facilities, trade-receivable discounting, supplier cash payments and documentary collections. AGTF’s eight principals have more than 200 years of combined experience in banking, corporate finance, trade finance, and emerging markets and have completed more than $1.1 billion in trade finance transactions. TriLinc’s partnership with AGTF provides short-term trade finance to borrowers trading into or out of select countries in Sub-Saharan Africa, responding to the demand of target borrower companies in the region, and helping them achieve sustainable growth through more flexible financing options. AGTF serves as a secondary sub-advisor. AMCTF’s name was changed to AGTF in December 2021, when Zebu Investment Partners, through its African Food Security LP, completed an equity buyout of the founders. As a result of the buyout, Africa Merchant Capital Group no longer has any interest in or relationship to AGTF.

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

During the year ended December 31, 2023, we invested, either through trade finance participations or loan participations, approximately $11.3 million across six portfolio companies. Our investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans and other investments. Additionally, we received proceeds from repayments and dispositions of investment principal of approximately $35.8 million.

At December 31, 2023, our portfolio included 32 companies and was comprised of $108,317,851 or 41.4% in senior secured term loans, $87,306,046 or 33.4% in senior secured term loan participations, $28,607,328 or 10.9% in senior secured trade finance participations, and $37,449,482 or 14.3% in other investments. At December 31, 2022, our portfolio included 36 companies and was comprised of $105,084,728 or 38.5% in senior secured term loans, $119,690,547 or 43.7% in senior secured term loan participations, $31,170,623 or 11.6% in senior secured trade finance participations, and $17,130,884 or 6.2% in other investments.

As of December 31, 2023, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Sugarcane and Sugar Beets	Sustainable Agriculture & Agroprocessing	Brazil	N/A	12/15/2026	(2)	$ 600,060	$ 453,112
Claim in Bankruptcy	Electric Services	Technological Innovation	Chile	N/A	N/A	(2)	1,456,162	970,393
Sustainable Packaging Manufacturer	Corrugated and Solid Fiber Boxes	Recycling	Ecuador	12.88% Cash / 2.2% PIK	6/18/2025		3,598,133	3,598,133
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%	6/30/2023	(2)	22,219,566	15,302,209
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024	(4)	10,000,000	10,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023	(2)	18,484,704	7,032,859
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	20% PIK	4/30/2024	(3)	47,602,300	48,911,704
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK	8/18/2025	(2)	21,799,281	19,329,238
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	14.97%	8/18/2023	(2)	5,601,000	2,792,341
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	5.35%	8/11/2026	(2)	343,562	558,357
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	12.00%	8/11/2026	(2)	23,530,310	21,210,341
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	8% Cash / 12% PIK	12/7/2023	(4)	8,056,522	8,056,522
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK	12/31/2024		15,499,826	15,186,805
Consumer Lender II	Personal Credit Institutions	Inclusive Finance	Colombia	11.90%	12/24/2026		4,245,889	4,245,889
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	13.15% Cash / 4.00% PIK	3/31/2023	(2)	15,063,954	4,601,330
Consumer Lender III	Personal Credit Institutions	Inclusive Finance	Mexico	11.95%	1/21/2027		2,011,075	2,011,075
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK	8/15/2021	(2)	18,717,631	15,326,637
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.00%	2/7/2024	(4)	8,275,000	10,697,318
Marine Logistics Provider	Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%	10/31/2026	(2)	6,929,992	5,573,992
Frozen Bakery Products Manufacturer	Retail Bakeries	Responsible Consumer Goods Production	Romania	7.0% Cash/7.0% PIK	5/20/2024		6,645,029	6,944,636
Grain Processor G	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK	7/8/2024	(2)	644,238	411,748
Grain Processor F	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK	9/19/2025	(2)	13,101,741	11,457,753
Agriculture Distributor	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,723,296
Dairy Co-Operative	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	5,802,296	4,289,181
Claim in Bankruptcy	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	6,499,323	2,955,774
Claim in Bankruptcy	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	4,935,048	1,792,698
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	6/30/2023	(2)	16,035,023	14,476,313
Seafood Processing Company II	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%	10/25/2023	(2)	4,424,931	3,470,108
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	12/31/2023	(4)	5,000,000	5,000,000
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Scrap Metal liquidation	Other	Recycling	Morocco	N/A	N/A	(2)	1,433,058	239,370
Profit sharing rights on cocoa distribution	Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A	N/A	(2)	1,797,488	1,797,488
Claim in Bankruptcy	Other	Other	N/A	N/A	N/A	(2)	6,000,000	3,240,290
Real estate property	Other	Other	Peru	N/A	N/A	(2)	3,502,265	3,375,367
Total Investments								$ 261,680,707

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
[4]	The Company is in the process of a negotiation with the borrower to amend the loan term to extend the maturity date.

As of December 31, 2023, the composition of our investments based on the Company-created industry classification was as follows:

	Fair	Percentage
Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	21,768,698	8.3%
Inclusive Finance	9,049,305	3.5%
Infrastructure Development	38,569,964	14.7%
Recycling	52,749,207	20.2%
Responsible Consumer Goods Production	17,641,954	6.7%
Responsible Industrial Goods Distribution	7,032,859	2.7%
Responsible Logistics Management	10,175,322	3.9%
Responsible Natural Resources Distribution	34,631,447	13.2%
Sustainable Agriculture & Agroprocessing	54,068,182	20.7%
Sustainable Aquaculture & Processing	3,470,108	1.3%
Sustainable Dairy Production	4,289,181	1.6%
Technological Innovation	970,393	0.4%
Other	6,615,657	2.6%
Total	$261,680,707	100.0%

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

The industry composition of the Company’s portfolio, at fair value as of December 31, 2023 and December 31, 2022, was as follows:

	As of December 31, 2023		As of December 31, 2022
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$5,297,921	1.9%
Boatbuilding and Repairing	8,056,522	3.1%	7,185,803	2.6%
Chemicals and Allied Products	7,032,859	2.7%	11,846,182	4.3%
Chocolate and Cocoa Products	29,476,313	11.3%	29,476,312	10.8%
Coal and Other Minerals and Ores	34,631,447	13.2%	34,263,217	12.5%
Computer Related Services, NEC	21,768,698	8.3%	19,197,073	7.0%
Corn	11,869,501	4.5%	11,325,748	4.1%
Corrugated and Solid Fiber Boxes	3,598,133	1.4%	9,795,061	3.6%
Cotton Ginning	1,792,698	0.7%	2,857,650	1.0%
Dairy Farms	4,289,181	1.6%	4,180,102	1.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	970,393	0.4%	970,393	0.4%
Farm Products	—	0.0%	1,484,583	0.5%
Freight Transportation Arrangement	4,601,330	1.8%	4,926,482	1.8%
Frozen Fish and Seafood	3,470,108	1.3%	256,741	0.1%
Hotels and Motels	15,186,805	5.8%	17,834,541	6.5%
Land Subdividers and Developers	15,326,637	5.9%	11,754,052	4.3%
Motor Vehicle Parts and Accessories	10,697,318	4.1%	9,779,546	3.6%
Personal Credit Institutions	6,256,964	2.4%	5,016,027	1.8%
Petroleum and Petroleum Products	—	0.0%	3,289,660	1.2%
Refuse Systems	48,911,704	18.7%	40,046,513	14.6%
Retail Bakeries	6,944,636	2.7%	6,279,305	2.3%
Short-Term Business Credit	2,792,341	1.1%	2,368,290	0.9%
Soybeans	5,723,296	2.2%	5,239,479	1.9%
Sugarcane and Sugar Beets	453,112	0.2%	339,258	0.1%
Telephone and Telegraph Apparatus	—	0.0%	424,976	0.3%
Telephone Communications	—	0.0%	13,750,000	5.1%
Towing and Tugboat Service	5,573,992	2.1%	6,984,020	2.6%
Other	8,652,515	3.2%	6,799,417	2.5%
Total	$261,680,707	100.0%	$273,616,782	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023		As of December 31, 2022
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$14,760,949	5.6%	$17,575,152	6.3%
Botswana	2,792,341	1.1%	2,368,290	0.9%
Brazil	30,278,332	11.6%	26,722,134	9.8%
Cabo Verde	15,186,805	5.8%	17,834,541	6.5%
Cameroon	14,476,313	5.5%	14,476,312	5.3%
Chile	970,393	0.4%	970,393	0.4%
Colombia	4,245,889	1.6%	3,219,553	1.2%
Ecuador	7,068,241	2.7%	10,051,802	3.7%
Ghana	—	0.0%	3,289,660	1.2%
Hong Kong	15,302,209	5.8%	16,083,661	5.9%
Indonesia	15,000,000	5.7%	15,000,000	5.5%
Jersey	—	0.0%	13,750,000	5.0%
Kenya	4,601,330	1.8%	4,926,482	1.8%
Malaysia	7,032,859	2.7%	11,846,182	4.3%
Mexico	50,922,779	19.5%	41,842,987	15.3%
Morocco	239,370	0.1%	628,862	0.2%
Namibia	15,326,637	5.9%	11,754,052	4.3%
Netherlands	10,697,318	4.1%	9,779,546	3.6%
Nigeria	7,371,480	2.8%	8,468,603	3.1%
Peru	3,375,367	1.3%	3,502,265	1.3%
Romania	6,944,636	2.7%	6,279,305	2.3%
Singapore	19,329,238	7.4%	18,604,532	6.8%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,869,501	4.5%	11,325,748	4.1%
N/A	3,240,290	1.2%	2,668,290	1.0%
Total	$261,680,707	100.0%	$273,616,782	100.0%

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

As of December 31, 2023, our largest investment represented approximately 17.4% of our net assets or 18.2% of our total portfolio.

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

On an annual basis, an updated impact assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. In February 2024, the Company published its 2023 Sustainability and Impact Report as of December 31, 2023 on its public website. For the Company's 2023 Sustainability and Impact report, the Company also requested an independent review of certain impact data therein.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2023 and 2022, we had borrowings amounting to $0 and $16,985,091, net of unamortized issuance costs, respectively. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated when we were formed.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2023 and 2022, all of our investments were denominated in U.S. Dollars and we had not entered into any hedging transactions.

Investment Advisory Agreements and Fees

We have agreed to pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Second Amended and Restated Advisory Agreement, dated February 14, 2018, by and between the Company and the Advisor, as renewed through February 25, 2025 (the "Advisory Agreement"). The Advisor agreed to waive the payment of incentive fees for the year ended December 31, 2023. For the years ended December 31, 2023 and 2022, the Company incurred $5,539,005 and $6,489,991, respectively in asset management fees and $0 and $3,151,543, respectively in incentive fees to our Advisor.

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

Our Advisor may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Advisor may determine in its sole discretion. In recognition of the challenges resulting from the pandemic between 2020 and 2022, which has had a significant negative impact (although unrealized at this point) on our performance and our investors, our Advisor determined to voluntarily waive all incentive fees for the year ended December 31, 2023. This is a waiver, rather than a deferral, and the amounts waived for 2023 will not be paid to our Advisor in the future.

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

Concentration of credit risk

At December 31, 2023, our portfolio of $261,680,707 (at fair value) included 32 companies and was comprised of $108,317,851 or 41.4% in senior secured term loans, $87,306,046 or 33.4% in senior secured term loan participations, $28,607,328 or 10.9% in senior secured trade finance participations, and $37,449,482 or 14.3% in other investments. Our largest loan by value was $47,602,300 or 18.2% of our total portfolio and provides for paid in kind (“PIK”) interest, with principal and interest due at maturity. Our 5 largest loans by value comprised 45.4% of our portfolio at December 31, 2023. Participation in loans represented 44.3% of our portfolio at December 31, 2023.

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

LIBOR was phased out completely in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of December 31, 2023, 1.8% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable.

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

We have investments in loans that contain a PIK interest provision, including our largest loan which made up 18.2% of our total portfolio by value as of December 31, 2023. These investments may expose us to higher risks, including the following:

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2023, 44.3% of the fair value of our investment portfolio consisted of participations in loans. As described further in the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, IIG was the sub-advisor with respect to five of the 23 investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment. As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, and, in 2017, sold us a $6 million participation in a loan that did not exist. We have not received any material updated information from IIG concerning the investments for which IIG was the sub-advisor since the first quarter of 2019, despite IIG being contractually obligated to provide the Company with updated information. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders. As of December 31, 2023, 6.9% of our portfolio (by fair value) consisted of investments for which IIG was the sub-advisor, all of which are deemed Watch List investments.

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

From time to time, our board of managers may change the amount of distributions that are paid, if paid at all. For example, the daily distribution rate was reduced in March 2018 and was further reduced as of May 1, 2021. Since our NAV per unit can vary from quarter to quarter, if our board of managers continues to authorize daily distributions at an annualized rate that is based on our most recently determined NAV per unit, it is likely that the per unit dollar amount of distributions paid to our unitholders will similarly vary. For the year ended December 31, 2023, we paid distributions to unitholders for the months of January through June 2023, but we did not pay the distributions on our regular cadence and instead paid some of the distributions months after the month to which the distributions related. We have not resumed the payment of regular monthly distributions, but paid a special distribution to unitholders in February 2024. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events" for additional information.

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

As of December 31, 2023, we were not engaged in any hedging transactions. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

If any future debt arrangements are collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets, and if we default on our payments, our credit holders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2023, we had no debt outstanding.

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

As of December 31, 2023, we had no debt outstanding. See "Notes to Consolidated Financial Statements - Note 7. Notes Payable."

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

Non-payment by borrowers and acts or omissions by our sub-advisors that result in us not being repaid for our investments have prevented and may continue to prevent us from realizing expected income and have resulted and may continue to result in a decrease in our net asset value.

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. As of December 31, 2023, we had 23 borrowers who had failed to repay principal and interest and were included on our Watch List. Please see the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the Watch List.

Prepayments by our borrowers could adversely impact our operating results, reducing total income and increasing the number of investments the Company will have to execute.

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2023 and 2022, we did not receive any such material prepayments.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2023 and 2022, we have made loans to companies located in Argentina, Botswana, Brazil, Cabo Verde, Cameroon, Chile, Colombia, Ecuador, Ghana, Hong Kong, Indonesia, Croatia, Guatemala, Mauritius, Zambia, Jersey, Kenya, Malaysia, Mexico, Morocco, Namibia, Netherlands, Nigeria, Peru, Romania, Singapore, South Africa, the United Arab Emirates, and Uganda. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include the economic disruption caused by the global outbreak of COVID-19 and changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Fluctuation in currency exchange rates may negatively affect our borrowers’ ability to pay U.S. dollars denominated loans.

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

Exposure to increasing shifts in climate patterns or unpredictable climate driven events may have significant, and at times abrupt, adverse financial and operational implications.

These implications could include, and are not limited to, further disruptions to supply chains, damage to our borrowers’ critical assets and infrastructure, strain or depletion of resources, reduced demand for products and services, increased costs to do business and higher taxes. Any such disruption could have a material and adverse impact on our and our borrowers' business, financial condition and results of operations.

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

The Tax Cuts and Jobs Act may Adversely Affect the Company, its Subsidiaries or Unitholders.

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

Our units are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, our unitholders should not rely on our unit repurchase program as a method to sell units promptly because our unit repurchase program includes numerous restrictions that limit the unitholders’ ability to sell their units to us, and our board of managers may amend, suspend or terminate our unit repurchase program at any time. In particular, the unit repurchase program provides that we may make repurchase offers only if our unitholders have held our units for a minimum of one year, we have sufficient funds available for repurchase from our distribution reinvestment plan and to the extent the total number of units for which repurchase is requested in any 12 month period does not exceed 5% of our weighted average number of outstanding units as of the same date in the prior 12 month period. Therefore, it will be difficult for our unitholders to sell their units promptly or at all. We were not able to fulfill all repurchase requests submitted during the year ended December 31, 2022 because they exceeded the limitations of the program and we have repurchased a pro rata amount of the unitholders’ requests. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information. If our unitholders are able to sell their units, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell units to someone in those states.

Although the Company has a perpetual duration, it disclosed previously that if the Company did not consummate a liquidity event by August 25, 2021, it would commence an orderly liquidation of its assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation is not in the best interests of the Company’s unitholders. Following the completion of a review process, in May 2021, the board of managers, including all of the independent managers, determined that a liquidation was not in the best interests of the Company’s unitholders and approved the continuation of the Company’s operations through at least August 26, 2022. In August 2022, the board of managers again determined that a liquidation is not in the best interests of the Company's unitholders and approved the continuation of the Company's operations through at least November 2023. In November 2023, the board of managers again determined that a liquidation is not in the best interests of the Company's unitholders and approved the continuation of the Company's operations through December 31, 2024.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2023, we have incurred a cumulative total of approximately $17.3 million in offering costs which has been reimbursed to our Sponsor.

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

Our unitholders may experience dilution through subsequent offerings.

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

General Risk Factors

Terrorist attacks, military conflicts, acts of war or national disasters may affect any market for units, impact the businesses in which we invest, and harm our business, operating results and financial condition.

Terrorist acts, military conflicts, including the escalating conflict between Russia and Ukraine, the Red Sea crisis precipitated by Yemen's Houthi movement and the Israel-Hamas war, acts of war or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. Future terrorist activities, civil war, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties in the regions in which we may invest, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. With increasingly sophisticated cybersecurity threats and attacks becoming more frequent globally, we are more susceptible to operational and information security risks resulting from breaches in cybersecurity. The primary risks that could directly result from the occurrence of a successful cyber incident include operational interruption, damage to our reputation and business relationships, and compromise or corruption of our confidential information.  In addition, our third-party service providers including contractors, consultants, custodians, administrators, sub-advisors, borrower companies, suppliers with whom we conduct business are also subject to cybersecurity threats. In many cases, we must rely on the controls and safeguards put in place by such third parties to defend against, respond to, and report these incidents, and we cannot provide any assurances that confidential information will not be compromised should they become exposed to a cybersecurity incident. See "Part I, Item 3. Cybersecurity" for information about our cybersecurity policies and practices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable because the Company is not an accelerated filer, a large accelerated filer, or a well-known seasoned issuer.

ITEM 1C. Cybersecurity

Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are fully integrated into the Company’s overall risk management approach, and cybersecurity risks are subject to oversight by the Company’s board of managers. The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with specific the goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Consistent with overall Company policies and practices, the Company’s cybersecurity program focuses on the following areas:

●

Vigilance: The Company uses a reputable third-party managed service provider (“MSP”) for cybersecurity support, which has operations functioning 24/7 with the specific goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans. The Company’s MSP is staffed with several security personnel, many of which have Certified Information Systems Security Professional (“CISSP”) certifications.

●

Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls. In the event of a potential cybersecurity incident, the Company’s MSP has the capability to take a number of immediate steps to isolate the potential threat.

●

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

●

Training: The Company provides annual mandatory training for personnel regarding cybersecurity threats, which reinforces the Company’s information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel. The Company also conducts monthly “phishing” email testing for every employee and provides remedial follow-up training when necessary.

●

Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans, in coordination with the Company’s MSP, that fully address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident.

●

Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s operations, risk management, internal audit and other key business functions, as well as the members of the board of managers in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.

●

Governance: The board of managers’ oversight of cybersecurity risk management is supported by the Company’s Incident Response Team (the “IRT”), which is made up of the Company’s Co-Chief Information Officers, the Chief Operating Officer, and their designees. The IRT regularly interacts with the board of managers and members of management.

Governance

The IRT, in coordination with the board of managers, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. Any cybersecurity incidents that are detected by the Company’s MSP are routed directly to the IRT. The board of managers receives reports on cybersecurity risks from management. The board of managers will be informed of any cybersecurity incident that is determined by the IRT to be material, and will receive ongoing updates regarding such material incident until it has been addressed. At least once each year, the board of managers and the IRT discuss the Company’s approach to cybersecurity risk management with the Company’s Co-Chief Information Officers.

The Company’s Co-Chief Information Officers are the members of the Company’s management principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Co-Chief Information Officers work in coordination with the other members of the IRT, which includes our Co-Chief Information Officers, our Chief Operating Officer, and their designees. The Company’s Co-Chief Information Officers have each served in various roles in information technology and information security for over 30 years, including in leadership positions with both small and large companies. The Co-Chief Information Security Officers each have extensive knowledge in technology and cybersecurity. The Company’s President, Chief Financial Officer, Chief Operating Officer, and Chief Compliance Officer each hold undergraduate, and, in some cases, graduate, degrees in their respective fields, and each have over 20 years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats.

The Company’s Co-Chief Information Officers, in coordination with the IRT, work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. The Co-Chief Information Officers and the rest of the IRT, in collaboration with the Company’s MSP, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the board of managers when appropriate.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company’s business strategy, results of operations, or financial condition. See the “General Risk Factors” section in Part I, Item 1A, Risk Factors for more information about the Company’s cybersecurity risks.

ITEM 2. PROPERTIES

We do not own or lease any properties. Our administrative and principal executive offices, which are located at 1230 Rosecrans Avenue, Suite 605, Manhattan Beach, CA 90266, are leased by our Sponsor.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2023, the Company was not a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Net Asset Value

There is no public trading market for our units.

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of a third-party independent valuation firm as to the reasonableness of our internal estimates of fair value of selected loans and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. Our board of managers has determined our estimated net asset value, as of December 31, 2023, to be approximately $5.72 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as compared to approximately $5.92 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as of December 31, 2022. The decrease of approximately $0.20 in the estimated net asset value from December 31, 2022 to December 31, 2023 resulted primarily due to the Company having recorded $15,238,313 in net realized losses on our investments during the year ended December 31, 2023. Our net asset value would have been lower for all unit classes in most prior periods if the Sponsor had not absorbed and deferred reimbursement for a substantial portion of our operating expenses from the commencement of our operations through December 31, 2017. Our estimated net asset value was determined in accordance with the procedures set forth above. See "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" for more information about the valuation of our investments.

We are offering up to $40 million in Class A, Class C, Class I, Class W and Class Y units pursuant to our Distribution Reinvestment Plan to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our Distribution Reinvestment Plan, pursuant to which units issued pursuant to the Distribution Reinvestment Plan are being offered at the price equal to the net asset value per unit of each class of units most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Prior to the amendment of our Distribution Reinvestment Plan, units were issued pursuant to the Distribution Reinvestment Plan at a price equal to the greater of $9.025 per unit or the net asset value per unit of each class, as most recently disclosed by the Company in a public filing with the SEC.

As of December 31, 2023, there were 18,303,923 Class A units outstanding held of record by 3,735 persons, 7,766,734 Class C units outstanding held of record by 1,893 persons, 10,575,907 Class I Units outstanding held of record by 1,928 persons, 24,555 Class W units outstanding held of record by four persons, 2,683,015 Class Y units outstanding held of record by 227 persons, and 8,423,851 Class Z units outstanding held of record by two persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

From July 2013 through June 2023, the Company paid monthly distributions for all classes of units. The Company did not pay regular monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. Although the Company did not pay regular monthly distributions for periods subsequent to June 2023, the Company paid special distributions in February 2024. For the years ended December 31, 2023 and 2022, $9,462,268 and $16,577,785, respectively, of these distributions were paid in cash and $1,060,693 and $6,928,654, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”). See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events" for information regarding the distributions that were made subsequent to December 31, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2023, we did not issue any unregistered units.

Unit Repurchase Program

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we have conducted (prior to the suspension of the program in 2023) quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit our unitholders’ ability to sell their units. Additionally, we have no obligation to repurchase units if the repurchase would violate the restrictions on distributions under federal law or Delaware law, and all units to be repurchased under the program must be fully transferable and not be subject to any liens or other encumbrances and free from any restrictions on transfer. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our distribution reinvestment plan. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

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

For the year ended December 31, 2023, we repurchased an aggregate of 1,738 Class A units, 12,781 Class C units and 2,403 Class I units for a total of $115,711.

For the year ended December 31, 2022, we had received and processed 396 repurchase requests. We repurchased an aggregate of 355,052 Class A units, 179,547 Class C units, 413,404 Class I units and 59,770 Class Y units for a total of $7,026,905.

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. Our unit repurchase program has been suspended since April 1, 2023. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops.

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

For the period from June 12, 2013 through December 31, 2023, we issued 8,179,306 units totaling approximately $66,897,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

Given that we had not filed our Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, we temporarily suspended our Distribution Reinvestment Plan effective April 1, 2023. We expect to lift the suspension of the distribution reinvestment plan during the second quarter of 2024.

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

For the year ended December 31, 2023, we issued 155,821 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $1,062,000. In addition, for the year ended December 31, 2023, we did not issue any units through the private placement. As of December 31, 2023, $21,440,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

For the year ended December 31, 2022, we issued 986,369 of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $6,927,000. In addition, for the year ended December 31, 2022, we issued 41,163 of our units for gross proceeds of approximately $295,000 pursuant to a private placement.

From our inception to December 31, 2023, we have issued an aggregate of 56,404,318 of our units, including 8,179,306 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $515,125,000 including approximately $66,897,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $493,463,000.

Outlook

While economic conditions globally remain challenging, particularly for advanced economies, due to inflation and the dramatic rise in interest rates, the global economy weathered tighter monetary policy better than most economists originally forecasted, particularly in the United States. Many of the Company’s borrowers experienced significant negative effects during the 2020 - 2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies are struggling to recover from the compound impact of approximately three years of economic hardship, while current macroeconomic conditions are not strong enough for borrower companies to achieve a rapid and significant recovery in operating performance. The Company does not expect any near-term changes to the impact of the macroeconomic environment on the Company’s borrowers. Indeed, although the Company’s NAV per unit decreased by approximately $0.20 as of December 31, 2023, compared to the NAV per unit as of December 31, 2022, the decrease in NAV is a reflection of the cumulative effect of global economic conditions, inflation and the dramatic rise in interest rates, most of which preceded the year ended December 31, 2023.

The combination of weakened borrower companies, still attempting to recover from the historically bad 2020-2022 pandemic/broken supply chain period, and weakened demand in the current macro-economic environment, has made it challenging for the Company’s borrowers to repay their obligations to the Company, as discussed above. As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters and that the suspension of the Company’s unit repurchase program, which was suspended effective April 1, 2023, will likely be extended for a significant period of time. Our NAV per unit as of December 31, 2023 is higher than it would have been if the Company had continued to pay regular monthly distributions throughout 2023.

The Company intends to pursue multiple strategies in order to address its temporary liquidity needs, which may include the sale of all or a portion of certain investments, seeking to obtain new credit facilities and the pursuit of additional financing transactions as needed to supplement cash flows. For example, the Company sold approximately $13.0 million of its investment in Africell Holding Limited to an unaffiliated third party during 2023.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2023, more than a majority of our investments were in the form of participations and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

         LIBOR was phased out in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of December 31, 2023, 1.8% of the fair value of the Company's total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable.

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

Portfolio and Investment Activity

During the year ended December 31, 2023, the Company invested approximately $11.3 million across six separate portfolio companies, including three new borrowers. The Company's investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from repayments and dispositions of investment principal of approximately $35.8 million.

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

At December 31, 2023 and 2022, the Company’s investment portfolio included 32 and 36 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of December 31, 2023		As of December 31, 2022
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$108,317,851	41.4%	$105,084,728	38.5%
Senior secured term loan participations	87,306,046	33.4%	119,690,547	43.7%
Senior secured trade finance participations	28,607,328	10.9%	31,710,623	11.6%
Other investments	14,371,380	5.5%	15,925,381	5.8%
Convertible notes	21,768,698	8.3%	—	0.0%
Equity warrants	1,309,404	0.5%	1,205,503	0.4%
Total investments	$261,680,707	100.0%	$273,616,782	100.0%

As of December 31, 2023, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 10.6%, 12.7%, 15.2%, and 11.8%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

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

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of December 31, 2023 and 2022, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At December 31, 2023, eighteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $104,441,067 or 39.9% of the fair value of the Company’s total investments. At December 31, 2022, sixteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $84,285,000 or 30.8% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $15,332,000 and $3,804,000, respectively for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company had 23 and 22 Watch List investments, respectively.

As of December 31, 2023, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Year-Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Trustco Group Holdings Ltd. (3)	$18,717,631	$15,326,637	$—	Helios	Collateral based approach	$629,425	$604,036	$2,458,528	$1,201,961
Helios Maritime	6,929,992	5,573,992	21,740	Helios	Income approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,723,296	—	IIG	Income approach	—	—	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	IIG	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,289,181	1,347,047	IIG	Collateral based approach	158,216	158,216	627,704	158,216
IIG TOF B.V. (2), (3)	6,000,000	3,240,290	—	IIG	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	IIG	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd. (3)	21,799,281	19,329,239	1,513,671	TransAsia	Income approach	637,354	—	1,851,413	—
Ecsponent Holdings Limited (1), (3)	5,601,000	2,792,341	—	Scipion	Hybrid income/collateral based approach	214,223	133,092	797,282	133,092
Producam S.A. (3)	16,035,023	14,476,313	—	Scipion	Income approach	408,346	372,333	1,565,643	372,333
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach	24,194	24,194	95,986	95,987
Mac Z Group SARL (1), (3)	1,433,058	239,371	—	Scipion	Collateral based approach	—	—	—	—
Multiple ICD (Kenya) Limited (3)	15,063,954	4,601,330	—	Barak	Hybrid income/collateral based approach	689,402	581,760	2,631,475	581,760
Agilis Partners Holding LLC (1)	644,238	411,748	21,074	Origin	Income approach	—	—	—	—
Agilis Partners	13,101,741	11,457,753	1,184,071	Origin	Income approach	—	—	—	—
Usivale Industria E Commercio Ltda (1), (3)	600,060	453,112	—	N/A	Income approach	—	—	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,394	276,032	Alsis	Collateral based approach	—	—	—	40,489
Limas Commodities House Limited (3)	22,219,566	15,302,209	—	TransAsia	Income approach	732,541	653,008	2,785,764	653,008
Vikudha Malaysia Sdn Bhd (3)	18,484,704	7,032,859	—	TransAsia	Hybrid income/collateral based approach	607,993	566,864	2,350,666	566,864
Qintess Tecnologia e Participacoes Ltda	23,873,872	21,768,698	—	TRG	Income approach	—	—	—	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	3,470,108	119,451	WCA	Hybrid income/collateral based approach	135,759	—	135,759	—
Equity Participation in Cocoa Transaction (1), (3)	1,797,488	1,797,488	—	N/A	Income approach	—	—	32,135	—
TriLinc Peru S.A.C.	3,502,265	3,375,367	—	N/A	Collateral based approach	—	—	—	—
	$212,070,063	$147,028,628	$4,617,301			$4,237,453	$3,093,504	$15,332,355	$3,803,711

1

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2023. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2023 is presented below.

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

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.
[4]	Investment was written off and removed from the Company's financial statements.

Investments through Helios Investment Partners, LLP (“Helios”) as the Sub-Advisor

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022 and we are now seeking enforcement of the UK judgment in Namibia. Court proceedings continued in both the UK against Trustco and in Namibia for the Elisenheim property. A case management meeting for the UK Trustco case was held December 10, 2023 and a hearing was set for June 2024. For Elisenheim, trial preparation has commenced, with the trial set for June 24, 2024 to July 5, 2024. The fair value decreased by approximately $791,000 during the year ended December 31, 2023, primarily as a result of the Namibian dollar weakening against the USD, thus affecting the potential value of the property collateral and additional financial weakness in Trustco.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt ("Tranche 1") and restructured amortization profile ("Tranche 2"). An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Namibian naira, which is a difficult currency to convert to USD. As of June 30, 2023, approximately 3 billion Niara were converted and paid, completing Tranche 1 requirements. The Company began to service the remaining loan in Tranche 2 with a payment in September 2023. An agreement on the final terms of the full restructuring was reached in the fourth quarter of 2023.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of December 31, 2023 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. The proposed changes to the settlement terms were less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in February 2019 (but was never finalized) and therefore, had a negative impact on the valuation of this investment, resulting in a reduction of approximately $180,000 during the year ended December 31, 2023. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Therefore, the Company does not expect significant changes to the restructuring plan other than a delay in its implementation, which was further delayed to the end of June 2024. The Company may experience additional delays.

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

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. The Company is continuing to actively monitor this process and seek an assignment of the rights to the loans. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower.  The Company is cooperating with the lenders group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt.

IIG Trade Opportunities Fund B.V.Receivable

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

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it manages its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the year ended December 31, 2023, the borrower was able to modestly increase its trading business and is expected to resume debt service to the Company in late 2024.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and able to service the debt until there was a resurgence of the pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a winding up petition against the company’s Hong Kong-based parent company and loan guarantor. The wind-up petition was postponed until November 2022 and is currently in the early stages of judicial process; however, based on the possibility of an enforcement, the Company issued a Reservation of Rights Letter to Vikudha in June 2022. In August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the winding up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes; however, as this process has continued to be delayed, the probability of more negative scenarios, including ultimate liquidation, have increased. As a result, a negative valuation adjustment for the year ended December 31, 2023 of approximately $4,813,000 was recognized.

Limas Commodities House Limited

In August 2017, the Company provided a $15,000,000 senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructure legal proceedings concluded during the third quarter of 2022 which extended repayment of the debt and reduced the future interest rate from 11.5% to 10%. The borrower has progressed slowly towards materially ramping up its trading activity, with expectation of active shipments taking place in the first half of 2024. As a result of all of the above, a negative valuation adjustment during the year ended December 31, 2023 of approximately $356,000 was recognized.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value as a percentage of face value decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. The Company is continuing to work with the borrower to process and sell the remaining coffee, as well as continuing with the legal claim through the UK courts against the collateral manager.

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

Investments through Barak Fund Management Ltd. (“Barak”) as the Sub-Advisor

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Ltd ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. Although progress had stalled, negotiations are currently active again. However, the loan is no longer on standstill as the lenders are requiring additional progress in order to renew it. The ongoing uncertainty regarding the restructuring has continued to increase the probability that MICD may be liquidated. As a result, a negative valuation adjustment for the year ended December 31, 2023 of approximately $2.0 million was recognized.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin, in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the  borrower. Origin, the borrower and the Company are in the late stages of finalizing a restructure of the loans.

Other Investments

Usivale Industria E Commercio Ltda

In December 2013, the Company made an investment in Usivale Industria E Comercio, Ltda. (“Usivale”), a sugar processing company located in Brazil, comprised of two senior secured term loans for an aggregate loan amount of $2,500,000. During 2016, Usivale entered into a judicial recovery process that resulted in an approved repayment plan on October 7, 2016. The Company received regular annual interest payments for 2017 and 2018. Unfortunately, Usivale continued to have challenges and was not able to make any payments thereafter. Usivale is currently not complying with the payment obligations under the above mentioned judicial recovery process. The Company has been negotiating a potential restructuring of the loan to support the sustainability of Usivale, including engaging industry and financial consultants to that effect. The judge responsible for the bankruptcy proceedings of Usivale asked the Company and Usivale to seek an agreement on a potential restructuring to be submitted to a creditors meeting held in June 2022. The judge overseeing the judicial restructuring urged Usivale and the Company to come to an agreement to avoid liquidation of the company. Usivale and the Company completed a settlement agreement in the second quarter of 2022. Terms of the settlement require Usivale to make an upfront payment of $10,000 and $200,000 per year for 5 years, for expected repayments totaling $1,010,000. The new settlement agreement requires assignment of new collateral that would shift the repayment risk to a receivable from SucDen, one of the world's largest traders of sugar. As the SucDen contract is Usivale's most important, execution risk on the settlement amount is expected to be lower. The first and second partial installments were received on January 19, 2023 and December 18, 2023, respectively.

TriLinc Peru S.A.C. (formerly known as Kinder Investments, Ltd.)

In December 2018, as part of a restructuring, the Company assigned its loan exposure in Corporacion Prodesa S.R.L. to Kinder Investments, Ltd. (“Kinder”), a private equity investment vehicle. After a successful start with new ownership in 2019, the borrower faced significant obstacles associated with loss of business volume due to point of sale closings due to the Covid-19 pandemic and subsequent rising raw material prices, challenging operating performance. From the onset of the pandemic through most of 2022, Kinder continued supporting the business with shareholder capital. During the fourth quarter of 2022, Kinder agreed to a settlement with the Company for consensual enforcement of the Company’s collateral, principally real estate, as part of a distressed sale whereby Kinder sold the underlying operating company, Prodesa, to another party.

Going forward, the Company owns a Peruvian company, TriLinc Peru S.A.C., which itself owns the real estate previously held as collateral under the prior loan agreement and is receiving monthly rental income. In recognition of the settlement and consensual collateral enforcement, a decline in the fair value of approximately $127,000 was recognized during the year ended December 31, 2023. The Company also recognized approximately $110,000 in net rental income during the year ended December 31, 2023.

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

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies, which Ecsponent is a part of, and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent.  The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Bostwana to reach an agreement, which the Company expects to progress in future quarters. During 2023, conversations have continued with Ecsponent’s CEO about the best way to restructure the loan, possibly into a new entity, and an insurance claim is underway through the Company’s sub-advisor, Scipion. As a result of the significantly increased risk of creditor actions which could lead to a liquidation of Ecsponent, a negative valuation adjustment during the year ended December 31, 2023 of approximately $279,000 was recognized.

Equity Participation in Cocoa Transaction (formerly known as Alfa Systems and Commodity Company Limited and Courtyard Farms Limited)

Since December 2017, the Company made investments through Africa Global Trade Finance Ltd. (“AGTF”) in Alfa Systems and Commodity Company Limited (“Alfa”) and Courtyard Farms Limited (“Courtyard”), cocoa trading companies located in Nigeria, comprised of multiple trade finance participations for an outstanding aggregate amount of approximately $1,074,000 and $929,000, respectively, prior to the settlement in 2023.

The two borrowers were significantly impacted by COVID-19 and were not able to meet scheduled debt repayments since mid-2019. Due to the delays in the repayments, the Company, along with other lenders in the lending group, entered into a settlement agreement for the outstanding amount and termination of the transaction with the borrowers during the year ended December 31, 2023. With respect to the agreement, the Company plans to combine them as one equity participation and trade the collateral through a local agent. The Company owns 34.02% of the total settlement and has completed one trade. The Company expects to complete the remaining trades over the next 24 to 36 months. Due to the currently high prices of cocoa, there was not a fair value adjustment in the fourth quarter of 2023.

Worldwide Investments and Representations Winrep S.A. and Vannapack S.A.

In the beginning of 2023, the Company made investments through Working Capital Associates, LLP (“WCA”) in Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (“WinRep”), a frozen fish and seafood company located in Ecuador, comprised of three trade finance participations for an aggregate amount of $5,400,000.

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the security.

Qintess Tecnologia e Participacoes Ltda

Beginning in June 2019, the Company made investments through TRG Management LP. (“TRG”) in Qintess Tecnologia e Participacoes Ltda. (“Qintess”), an IT service provider located in Brazil, comprised of two term loan participations for an outstanding aggregate amount of approximately $22,557,000 prior to the settlement agreement in 2023 described below.

In the beginning of 2023, Qintess started experiencing liquidity issues and delaying scheduled repayments. The Company, through TRG, made an attempt to support Qintess through debt restructuring and entered into a settlement agreement for the outstanding amount in August 2023. Through the restructuring, multiple classes of convertible notes were issued to the Company. The principal amounts of those notes are convertible into Class A and B units representing membership interests in Qintess Global, LLC, a newly formed Delaware limited liability company that holds 100% of the equity of Qintess. Although Qintess has not yet achieved positive EBITDA or cash flow, the restructuring, cost-cutting efforts and new contracts have resulted in improved performance for Qintess. As Class A units are super senior, there was a fair value increase in the amount of $176,370 for the fourth quarter of 2023. The principal outstanding is approximately $21,378,000 as of December 31, 2023.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of December 31, 2023. Our interest receivable balances at December 31, 2023 and 2022 are recorded at net realizable value. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balance as of December 31, 2023 and 2022 amounted to approximately $897,000 and $2,407,000, respectively.

Results of Operations

Consolidated operating results for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Investment income
Interest income	$15,847,343	$27,308,389
Interest from cash	2,371	3,481
Total investment income	15,849,714	27,311,870
Expenses
Asset management fees	5,539,005	6,489,991
Incentive fees	—	3,151,543
Professional fees	5,794,194	6,000,564
General and administrative expenses	1,252,473	5,370,999
Interest expense	2,097,564	221,778
Board of managers fees	257,500	257,500
Total expenses	14,940,736	21,492,375
NET INVESTMENT INCOME	908,978	5,819,495
Net change in unrealized appreciation (depreciation) on investments	14,738,290	(34,855,545)
Net realized losses on investments	(15,238,313)	(4,417,913)
Foreign exchange gain	5,644	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$414,599	$(33,453,963)

Revenues

For the years ended December 31, 2023 and 2022, total investment income amounted to$15,849,714 and $27,311,870, respectively. Interest income decreased by approximately $11,462,156 during 2023, primarily due to the annualized impact of certain non-performing positions having been previously put on non-accrual status, credit losses from interest receivables and more non-performing positions that were newly put on non-accrual status in 2023.

During the year ended December 31, 2023, $4,164,281 or 26.3% of the interest income earned came from loan and trade finance participations and $11,683,062 or 73.7% came from direct loans. In addition, we earned $2,371 in interest income on our cash balances.

During the year ended December 31, 2022, $13,812,090 or 50.6% of the interest income earned came from loan and trade finance participations and $13,496,298 or 49.4% came from direct loans. In addition, we earned $3,481 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the year ended December 31, 2023 decreased by approximately $2,449,000 to $9,401,731 from $11,850,841 for the year ended December 31, 2022. The decrease was primarily due to a combination of the following: (i) a write-off of due from affiliates in the amount of approximately $4,240,000 during fiscal year 2022 and (ii) an increase in interest expense of approximately $1,876,000 in 2023 in connection with arrangements under the credit facilities, including the amortization of debt issuance costs of approximately $1,015,000.

For the years ended December 31, 2023 and 2022, the asset management fees amounted to $5,539,005 and $6,489,991, respectively. The incentive fees for the years ended December 31, 2023 and 2022 amounted to $0 and $3,151,543 respectively. The decrease in incentive fees is primarily because the Advisor determined to voluntarily waive all performance fees for fiscal year 2023.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $15,238,313 and $4,417,913 for the years ended December 31, 2023 and 2022. We recorded net change in unrealized gains of $14,738,290 and net change in unrealized losses of $34,855,545 for the years ended December 31, 2023 and 2022, respectively. The net change in unrealized gains for the year ended December 31, 2023 was mainly due to the fact that a large portion of the unrealized gains resulted from a reclassification to realized losses due to loan restructuring and a write-off of an investment.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2023, we had approximately $1 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the year ended December 31, 2023 increased by $13.1 million compared to the prior year. This increase is primarily the result of an increase of $21.5 million in the proceeds from disposition of investments versus the prior year. This was partially offset by an increase of 5.7 million in the purchase of investments. Additionally, management and incentive fees paid during the year ended December 31, 2023 decreased compared to the prior year, primarily resulting from the decline of incentive fees as they were voluntarily waived by the Advisor for fiscal year 2023.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the year ended December 31, 2023, increased by $24.3 million compared to the prior year. The increase is primarily attributable to the net effect of the following: (i) an increase in repayments of notes payable by $13.0 million received from the issuance of a new notes payable during 2022, (ii) a decrease of $18.0 million in proceeds from issuance of notes payable due to the fact that the Company did not issue any new notes payable in 2023 and (iii) a decrease in net distributions paid to unitholders by $5.8 million. These changes reflect the increased liquidity challenges impacting our portfolio and resulted from the decline in the Company’s NAV during 2023.

Debt Financings and Financing Obligations

We may borrow funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TGIFC issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. TGIFC repaid the CS Note in full in January 2022. On November 3, 2022, the Company entered into a transaction with an unrelated financial institution, whereby, it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On November 22, 2022, TGIFC entered into two Facility Agreements (the "Facility Agreements") with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") and BlueOrchard Microfinance Fund ("BlueOrchard") as Lenders. Pursuant to the Loan Documents, each of DEG and BlueOrchard will provide a loan with a principal amount of up to $25 million, for an aggregate principal amount of up to $50 million (the “Credit Facility”). As of December 31, 2022, we had approximately $17 million in total debt outstanding, net of debt issuance costs, with a debt to equity ratio of 6.0%. As of December 31, 2023, we had no debt outstanding. See "Notes to Consolidated Financial Statements - Note 7. Notes Payable."

Company Strategy

Although the Company has a perpetual duration, it disclosed previously that if the Company did not consummate a liquidity event by August 25, 2021, it would commence an orderly liquidation of its assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation is not in the best interests of the Company’s unitholders. Following the completion of a review process, in May 2021, the board of managers, including all of the independent managers, determined that a liquidation was not in the best interests of the Company’s unitholders and approved the continuation of the Company’s operations through at least August 26, 2022. In August 2022, the board of managers again determined that a liquidation is not in the best interests of the Company's unitholders. The board of managers and management believe that it is in the best interests of the Company's unitholders to continue its operations and to pursue leverage and other alternatives to stabilize the Company's portfolio and NAV through December 31, 2024.

Distributions

We have paid monthly distributions commencing with the month beginning July 1, 2013 until December 31, 2022. For the year ended December 31, 2023, we paid distributions to unitholders for the months of January through June 2023, but we did not pay the distributions on our regular cadence and instead paid some of the distributions months after the month to which the distributions related. We have not resumed the payment of regular monthly distributions, but paid special distributions to unitholders in February 2024. See "Notes to Consolidated Financial Statements - Note 11. Subsequent Events."

 From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2023, we paid a total of $10,522,961 in distributions, comprised of $9,462,268 paid in cash and $1,060,693 reinvested under our Distribution Reinvestment Plan.

Related Party Transactions

For the years ended December 31, 2023 and 2022, the Advisor earned $5,539,005, and $6,489,991, respectively, in asset management fees and $0 and $3,151,543, respectively, in incentive fees.

From our inception through December 31, 2017, under the terms of the Second Amended and Restated Operating Expense Responsibility Agreement by and among us, the Advisor and the Sponsor (the “Responsibility Agreement”), the Sponsor assumed substantially all of our operating expenses. Our Sponsor did not assume any of our operating expenses subsequent to December 31, 2017. From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,421,000 of our operating expenses, asset management fees, and incentive fees and planned to reimburse to the Company an additional $4,240,231 of operating expenses, which had been paid by the Company as of December 31, 2017. Effective as of December 31, 2022, we, the Sponsor and the Advisor agreed to terminate the Responsibility Agreement and extinguish all amounts due thereunder, effective as of the fourth quarter of 2022.

Legal Proceedings

As of December 31, 2023, the Company was not a party to any legal proceedings.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during year ended December 31, 2023, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, economic conditions globally remain challenging, particularly for advanced economies, due to inflation and the dramatic rise in interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including fair value measurements, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

2.

Materiality is assessed quarterly on all investments to determine whether an independent review is appropriate. The Advisor engages a third-party valuation firm to conduct an independent review of the reasonableness of the Advisor’s internal estimates of fair value on all term loans and trade finance watch list investments, and to provide an opinion of whether they concur with the Advisor’s analysis. The independent assessment occurs on a discretionary basis based on qualifications that takes into account both quantitative thresholds and qualitative considerations, as determined by the Advisor. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relied upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith;

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2023, the board of managers held 4 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	62	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	63	Chief Compliance Officer and Affiliated Manager
Scott T. Hall	53	Chief Operating Officer
Mark A. Tipton	64	Chief Financial Officer
Paul Sanford	48	Chief Investment Officer
Terry Otton	70	Independent Manager
Cynthia Hostetler	60	Independent Manager
R. Michael Barth	74	Independent Manager

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

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in development and investment in the emerging markets. His qualifications to serve on the Company’s board of managers span more than 30 years of relevant experience in development and emerging markets, including serving as Chief Executive Officer of FMO (Netherlands Development Finance Company), Director of the Capital Markets Development Department at the World Bank and several senior positions at the International Finance Corporation, the private sector arm of the World Bank Group. Mr. Barth is currently Chairman of the Board of SFC Ltd., part of the AfricInvest Group. He is a member of the Investment Committees of the MPEF III and MPEF IV funds, which are managed by AfricInvest, and is on the Supervisory Committee of the financial sector-oriented FIVE Fund. Mr. Barth is also a member of the Advisory Board of Exagon Impact Capital. He has chaired the development finance council of the Global Private Capital Association (GPCA) and has undertaken a number of senior advisory assignments including for McKinsey and Company and the Asian Infrastructure Investment Bank. Previously, he held several board positions, including for GPCA, the Emerging Markets Growth Fund, Inc., Wananchi, FINCA Microfinance Holding, and Procredit.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s managers and to officers or employees of the Company, whether acting directly as an officer or employee of the Company or indirectly as an officer of our Sponsor or employee of our Advisor, which conducts the day-to-day operations of the Company. There is no policy against hedging or pledging the company’s securities. Our Code of Ethics is available on our website at www.trilincglobalimpactfund.com. Within the time period required by the rules of the SEC, we will post on our website any amendment to our Code of Ethics.

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

Audit Committee

Our board of managers has established an audit committee that consists of Messrs. Terry Otton and R. Michael Barth, and has designated Mr. Terry Otton as an audit committee financial expert. Mr. Terry Otton serves as chair of this committee. All members of our Audit Committee are independent managers. The Audit Committee assists our board in overseeing the following:

•	our accounting and financial reporting policies;

•	the integrity and audits of our financial information;

•	our compliance with legal and regulatory requirements;

•	quarterly valuations of our investment portfolio; and

•	the performance of the independent registered public accounting firm and our financial risk reporting function.

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and considers and approves the audit and non-audit services provided by the independent registered public accounting firm. During 2023, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Ms. Cynthia Hostetler and Messrs. Terry Otton and R. Michael Barth. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had four meetings in 2023. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

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

During 2023, we compensated each of our independent managers with an annual retainer of $70,000. In addition, we paid our independent managers fees for participating on committees of the board as follows:

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$100,000	—	$100,000
Cynthia Hostetler	$77,500	—	$77,500
R. Michael Barth	$80,000	—	$80,000

The Company did not have any outstanding equity awards as of December 31, 2023.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2023 and 2022, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2023 and 2022, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of managers) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this filing for each person or group that holds more than 5% of any class of our voting securities, for each manager and executive officer and for our managers and executive officers as a group. As of the date of this filing, we had 47,772,470 units issued and outstanding. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 605, Manhattan Beach, California 90266.

	Number of Units
Name of Beneficial Owner (1)	Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.66%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Mark Tipton	—		—
Scott Hall	—		—
Brent VanNorman	2,164	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All managers and officers as a group	341,223		0.71%

*	Amount represents less than 0.1%
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

We did not have any outstanding equity awards as of December 31, 2023.

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

Related Party Transactions

For the years ended December 31, 2023 and 2022, the Advisor earned $5,539,005 and $6,489,991, respectively, in asset management fees and  $0 and $3,151,543, respectively, in incentive fees.

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

Independent Registered Public Accounting Firm

As previously reported, on July 20, 2022, the Company engaged RSM US LLP ("RSM") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2022. On February 28, 2023, RSM informed the Company that it resigned as the Company's independent registered public accounting firm, effective immediately as reported, on March 6, 2023.

Our audit committee approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm for fiscal years 2022 and 2023 on June 26, 2023 and on November 7, 2023, respectively.

Audit Fees

The aggregate amount of fees estimated by KPMG for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K for fiscal year 2023 and 2022 was approximately $1,530,000 and $2,900,000, respectively.

Tax Fees

There were approximately $275,000 and $235,000 in tax fees billed by KPMG to the Company for fiscal years 2023 and 2022, respectively.

All Other Fees

There were no other fees billed by KPMG for fiscal years 2023 or 2022.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(1)	The following consolidated financial statements:

•	Report of Independent Registered Public Accounting Firm (KPMG) as of and for the year ended December 31, 2023

•	Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022

•	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022

•	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

•	Consolidated Schedules of Investments as of December 31, 2023 and 2022

•	Notes to the Consolidated Financial Statements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Managers of

TriLinc Global Impact Fund, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC and subsidiaries (the Company) as of December 31, 2023 and 2022, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments and net realizable value of interest receivable

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures its investments at fair value and interest receivable at net realizable value. The Company’s investment portfolio is comprised of senior secured term loans, senior secured term loan participations, senior secured trade finance participations, and other investments, where the borrowers are small and medium enterprises, primarily in developing economies. The Company determines the fair value of investments primarily using the income and collateral based approaches which each use significant unobservable inputs. The Company determines the net realizable value of interest receivable using the same methodologies used to determine the fair value of investments. As of December 31, 2023, investments at fair value and interest receivable were $261,680,707 and $15,894,031, respectively.

We identified the evaluation of the fair value of investments and net realizable value of interest receivable as a critical audit matter. A high degree of subjective auditor judgement was required to evaluate key assumptions used to estimate the value of these accounts, specifically discount rates and estimated future cash flows, including, when applicable, the expected proceeds from liquidation of collateral and other proceedings. Changes in these assumptions could have had a significant impact on the fair value of investments and net realizable value of interest receivable. Additionally, specialized skills and knowledge were required to evaluate the discount rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the fair value of investments and the net realizable value of interest receivable, including controls related to the selection of key assumptions. For certain investments and interest receivable balances, we evaluated the estimated future cash flows by (1) comparing them to the terms of the loan agreement or the expected terms of the loan restructuring, (2) analyzing the borrowers’ financial condition through inspection of the borrowers’ financial reports or other documentation, and (3) when applicable, comparing the expected proceeds from liquidation of collateral and other proceedings to underlying third-party documentation, including appraisals or other court-issued documentation. For certain investments and interest receivable balances, we evaluated discount rates by comparing them to publicly available market data of similar credit risk instruments or other market data. For certain investments and interest receivable balances, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data of similar credit risk instruments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Los Angeles, California

March 29, 2024

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2023	2022

ASSETS
Investments owned, at fair value (amortized cost of $323,444,218 and $350,118,576, respectively)	$261,680,707	$273,616,782
Cash	980,741	14,510,817
Interest receivable	15,894,031	26,014,317
Other assets	201,860	680,813
Total assets	278,757,339	314,822,729

LIABILITIES
Due to unitholders	—	1,344,445
Management fee payable	1,206,930	2,244,056
Notes payable	—	16,985,091
Repurchase obligation	—	5,000,000
Unit repurchases payable	—	1,769,470
Accrued distribution and other fees	350,000	420,000
Accrued expenses	3,650,966	4,255,679
Other payable	694,571	856,583
Total liabilities	5,902,467	32,875,324
Commitments and Contingencies (see Note 5)
NET ASSETS	$272,854,872	$281,947,405

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$112,737,934	$116,145,148
Net capital on Class C units	47,502,038	49,481,188
Net capital on Class I units	65,125,371	66,505,510
Net capital on Class W units	150,239	155,409
Net capital on Class Y units	16,525,284	17,085,521
Net capital on Class Z units	48,169,408	49,930,031
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.718 and $5.927, respectively per unit based on total units outstanding of 47,777,985 and 47,639,086, respectively) (see Note 2)	$272,854,872	$281,947,405
Net assets, Class A (units outstanding of 18,303,923 and 18,233,751, respectively)	$104,665,798	$108,075,475
Net assets, Class C (units outstanding of 7,766,734 and 7,831,059, respectively)	44,076,863	46,015,414
Net assets, Class I (units outstanding of 10,575,907 and 10,443,595, respectively)	60,461,334	61,883,510
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	139,410	144,542
Net assets, Class Y (units outstanding of 2,683,015 and 2,682,275, respectively)	15,342,059	15,898,433
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	48,169,408	49,930,031
NET ASSETS	$272,854,872	$281,947,405

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	For the Year Ended
	December 31,	December 31,
	2023	2022
INVESTMENT INCOME
Interest income	$15,847,343	$27,308,389
Interest from cash	2,371	3,481
Total investment income	15,849,714	27,311,870
EXPENSES
Asset management fees	5,539,005	6,489,991
Incentive fees	—	3,151,543
Professional fees	5,794,194	6,000,564
General and administrative expenses	1,252,473	5,370,999
Interest expense	2,097,564	221,778
Board of managers fees	257,500	257,500
Total expenses	14,940,736	21,492,375
NET INVESTMENT INCOME	908,978	5,819,495
Net change in unrealized appreciation (depreciation) on investments	14,738,290	(34,855,545)
Net realized losses on investments	(15,238,313)	(4,417,913)
Foreign exchange gain	5,644	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$414,599	$(33,453,963)

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.02	$0.12
EARNING (LOSS) PER UNIT - BASIC AND DILUTED	$0.01	$(0.70)
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,759,797	47,725,053

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	For the Year Ended
	December 31,	December 31,
	2023	2022
INCREASE (DECREASE) FROM OPERATIONS
Net investment income	$908,978	$5,819,495
Foreign exchange gain	5,644	—
Net change in unrealized appreciation (depreciation) on investments	14,738,290	(34,855,545)
Net realized losses on investments	(15,238,313)	(4,417,913)
Net increase (decrease) from operations	414,599	(33,453,963)
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(4,046,392)	(8,986,057)
Distributions to Class C unitholders	(1,692,347)	(3,816,595)
Distributions to Class I unitholders	(2,322,984)	(5,193,998)
Distributions to Class W unitholders	(4,891)	(10,926)
Distributions to Class Y unitholders	(593,354)	(1,338,164)
Distributions to Class Z unitholders	(1,862,993)	(4,160,699)
Net decrease from distributions	(10,522,961)	(23,506,439)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class Y units under private placement	—	294,813
Issuance of Class A units under distribution reinvestment plan	491,720	3,231,420
Issuance of Class C units under distribution reinvestment plan	263,353	1,724,527
Issuance of Class I units under distribution reinvestment plan	301,404	1,939,841
Issuance of Class Y units under distribution reinvestment plan	5,063	30,748
Repurchase of Class A units	(11,882)	(2,481,899)
Repurchase of Class C units	(87,395)	(1,251,713)
Repurchase of Class I units	(16,434)	(2,876,824)
Repurchase of Class Y units	—	(416,469)
Offering costs	—	(37,694)
Distribution and other fees	70,000	26,000
Net increase from capital transactions	1,015,829	182,750
NET CHANGE IN NET ASSETS	(9,092,533)	(56,777,652)
Net assets at beginning of year	281,947,405	338,725,057
Net assets at end of year	$272,854,872	$281,947,405

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$414,599	$(33,453,963)
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	(11,315,014)	(5,621,831)
Proceeds from disposition of investments	35,848,572	14,395,169
Payment-in-kind interest	(18,097,506)	(19,595,008)
Net change in unrealized (appreciation) depreciation on investments	(14,738,290)	34,855,545
Net realized losses on investments	15,238,313	4,417,913
Foreign exchange gain	(5,644)	—
Accretion of original issue discount on investment	—	(464,845)
Amortization of debt issuance costs	1,014,909	23,617
Changes in assets and liabilities:
Decrease in interest receivable	10,197,155	508,868
Decrease in due from affiliate	—	4,240,231
Decrease in other assets	407,728	367,793
Decrease in due to unitholders	—	(55,065)
Increase (Decrease) in management and incentive fees payable	(1,037,126)	374,397
Increase (Decrease) in accrued expenses	(604,713)	3,232,206
Increase (Decrease) in other payables	(162,012)	821,637
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,160,971	4,046,664
Cash flows from financing activities
Net proceeds from issuance of units	—	292,695
Repayment of note payable	(18,000,000)	(5,000,000)
Proceeds from issuance of notes payable	—	18,000,000
Payments of debt issuance costs	—	(1,038,526)
Proceeds from issuance of a repurchase obligation	—	5,000,000
Net distributions paid to unitholders	(10,805,866)	(16,577,785)
Payments of offering costs	—	(37,694)
Repurchase of units	(1,885,181)	(6,969,879)
NET CASH USED IN FINANCING ACTIVITIES	(30,691,047)	(6,331,189)
TOTAL DECREASE IN CASH	(13,530,076)	(2,284,525)
Cash at beginning of year	14,510,817	16,795,342
Cash at end of year	$980,741	$14,510,817
Supplemental information
Cash paid for interest during the year	$1,075,901	$11,169
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$1,060,693	$6,928,654
Change in accrual of distribution and other fees	$(70,000)	$(26,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of December 31, 2023

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$600,060	100%	$600,060	$453,112	0.2%
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.88% Cash / 2.2% PIK	0.0%	6/18/2025	3,598,133	5%	3,598,133	3,598,133	1.3%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,302,209	5.6%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.7%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	2.0%	12/31/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	7,032,859	2.6%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20% PIK	0.0%	4/30/2024	47,602,300	65%	47,602,300	47,602,300	17.4%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,238	7.1%
Total Senior Secured Term Loans									129,304,044	108,317,851	39.7%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	14.97%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,792,341	1.0%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8% Cash / 12% PIK	0.0%	12/7/2023	8,056,522	42%	8,056,522	8,056,522	3.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	15,499,826	88%	15,499,826	15,186,805	5.6%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	4,245,889	69%	4,245,889	4,245,889	1.6%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	13.15% Cash / 4.00% PIK	0.0%	3/31/2023	15,063,954	100%	15,063,954	4,601,330	1.7%
Mexico	HINV, S.A. DE C.V.	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/21/2027	2,011,075	14%	2,011,075	2,011,075	0.7%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	15,326,637	5.6%
Netherlands	Cevher International B.V. Netherlands (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	10,697,318	10,697,318	3.9%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	10/31/2026	6,929,992	100%	6,929,992	5,573,992	2.0%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,645,029	100%	6,944,636	6,944,636	2.5%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	644,238	49%	644,238	411,748	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	9/19/2025	13,101,741	57%	13,101,741	11,457,753	4.2%
Total Senior Secured Term Loan Participations									107,513,822	87,306,046	32.0%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.1%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,289,181	1.6%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	76%	16,035,023	14,476,313	5.3%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	10/25/2023	4,424,931	59%	4,424,931	3,470,108	1.3%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									39,410,680	28,607,328	10.5%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	3,240,290	1.2%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.4%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (5), (6), (10)	Other	Profit sharing rights on cocoa distribution	N/A	0.0%	N/A	1,797,488	N/A	1,797,488	1,797,488	0.7%
Morocco	Mac Z Group SARL (5), (6)	Other	Scrap Metal liquidation	N/A	0.0%	N/A	1,433,058	N/A	1,433,058	239,370	0.1%
Peru	TriLinc Peru S.A.C. (5)	Other	Real estate property	N/A	0.0%	N/A	3,502,265	N/A	3,502,265	3,375,367	1.2%
Total other investments									25,623,344	14,371,380	5.4%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (5), (11)	Computer Related Services, NEC	IT Service Provider	5.35%	0.0%	8/11/2026	343,562	2%	558,357	558,357	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services, NEC	IT Service Provider	12.0%	0.0%	8/11/2026	23,530,310	23%	21,033,971	21,210,341	7.8%
Total convertible notes									21,592,328	21,768,698	8.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,309,404	0.5%
Total Investments									$323,444,218	$261,680,707

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[4]

Percentage of the Company’s participation in total borrowings outstanding under sub-advisor provided financing facility. The participation percentages are calculated based on the global outstanding balance for the facility. In 2022, the participation percentages were calculated based on the total commitment for the facility.

[5]	Watch List investment.
[6]	Investment on non-accrual status.
[7]

The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 2.0% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on July 27, 2024.

8	The Company is in the process of a negotiation with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments and the Company entered into a settlement agreement for the outstanding amount and termination of the transaction with the borrowers. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent.
11	Class A and Class B convertible notes were issued to the Company through restructuring in August 2023.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2022

Investment Type /Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$545,673	N/A	$545,673	$339,258	0.1%
Ecuador	Grupo Surpapel (9)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.28% Cash/2.20% PIK	0.0%	6/18/2025	9,795,061	14%	9,795,061	9,795,061	3.5%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	22,219,565	100%	22,219,565	15,658,685	5.6%
Indonesia	PT Citra Labuantirta	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.5%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,703	67%	18,484,703	11,846,182	4.2%
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	15.50% PIK	0.0%	7/27/2023	38,841,010	58%	38,841,010	38,841,010	13.8%
Singapore	Triton Metallics Pte Ltd. (5)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	13.50% PIK	0.0%	8/18/2025	21,074,573	100%	21,074,573	18,604,532	6.6%
Total Senior Secured Term Loans									120,960,585	105,084,728	37.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	15.46%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,368,290	0.8%
Brazil	Qintess Tecnologia e Participacoes Ltda	Computer Related Services, NEC	IT Service Provider	10.75% Cash/3.25% PIK	0.0%	11/23/2023	19,082,939	27%	19,197,072	19,197,073	6.8%
Brazil	Dock Brasil Engenharia E Servicos S.A.	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8.00% Cash/10.0% PIK	0.0%	12/7/2023	7,185,803	42%	7,185,803	7,185,803	2.5%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	18,147,562	30%	18,147,562	17,834,541	6.3%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	3,219,553	40%	3,219,553	3,219,553	1.1%
Ghana	Quantum Group Ltd (10)	Petroleum and Petroleum Products	Tank Farm Operator	12.00%	0.0%	2/10/2023	3,289,660	76%	3,289,660	3,289,660	1.2%
Jersey	Africell Holding Limited	Telephone Communications	Mobile Network Operator	14.42%	0.0%	9/30/2026	13,750,000	13%	13,750,000	13,750,000	4.9%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.27% Cash/4.00% PIK	0.0%	3/31/2023	15,090,682	60%	15,090,682	4,926,482	1.7%
Mexico	HINV, S.A. DE C.V. (8)	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/24/2027	1,796,474	18%	1,796,474	1,796,474	0.6%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	11,754,052	4.2%
Netherlands	Cevher International B.V. Netherlands	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	9,779,546	9,779,546	3.5%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	11/30/2021	16,243,585	100%	16,243,584	6,984,020	2.5%
Romania	Lidas SRL	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,187,371	41%	6,279,305	6,279,305	2.2%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	568,179	49%	568,179	568,179	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	6/30/2025	12,100,913	56%	12,100,913	10,757,569	3.8%
Total Senior Secured Term Loan Participations									150,966,964	119,690,547	42.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	83%	12,500,000	5,239,479	1.9%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	100%	5,802,296	4,180,102	1.5%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	53%	16,035,023	14,476,312	5.1%
Ecuador	Pacfish S.A. (8)	Frozen Fish and Seafood	Seafood Processing Company III	12.14%	2.1%	2/22/2023	256,741	100%	256,741	256,741	0.1%
Hong Kong	Conplex International Ltd. (5), (6)	Telephone and Telegraph Apparatus	Mobile Phone Distributor	10.00%	0.0%	5/31/2020	9,072,469	26%	9,072,469	424,976	0.2%
Indonesia	PT Citra Labuantirta (11)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	0.0%	5/26/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Nigeria	Courtyard Farms Limited (12)	Farm Products	Cocoa Trader III	8.50%	0.0%	3/31/2023	664,101	11%	664,101	664,101	0.2%
Nigeria	Alfa Systems and Commodity Company Limited (12)	Farm Products	Cocoa Trader II	8.50%	0.0%	3/31/2023	820,482	13%	820,482	820,482	0.3%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	15%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									50,799,542	31,710,623	11.3%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	N/A	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,668,290	0.9%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	2,857,650	1.0%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	9,000,000	N/A	9,000,000	5,297,921	1.9%
Morocco	Mac Z Group SARL (5), (6)	N/A	Scrap Metal liquidation	N/A	0.0%	7/31/2018	1,433,058	N/A	1,433,058	628,862	0.2%
Peru	TriLinc Peru S.A.C. (5)	N/A	Real estate property	N/A	0.0%	12/31/2025	3,502,265	N/A	3,502,265	3,502,265	1.2%
Total other investments									27,391,485	15,925,381	5.5%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,205,503	0.4%
Total Investments									$350,118,576	$273,616,782

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

December 31, 2023

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. For the period from April 1, 2017 to December 31, 2023, the Company raised an additional $99,790,000 pursuant to a private placement and $53,855,000 pursuant to the DRP for total gross proceeds of $515,125,000 as of December 31, 2023.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of December 31, 2023, the Company’s subsidiaries are as follows:

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

Through December 31, 2023, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America and Europe.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial information is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company follows the accounting and reporting guidance in the FASB ASC Topic 946 — Financial Services, Investment Companies (“ASC 946”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, economic conditions globally remain challenging, particularly for advanced economies, due to inflation and the dramatic rise in interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including fair value measurements, will depend on future developments that are highly uncertain and difficult to predict.

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

Certain prior year balances have been reclassified to conform with the current year presentation.

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

The Company generally places loans on non-accrual status when there is a reasonable doubt that principal or interest will be collected. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current over the remainder of the term.

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

2.

Materiality is assessed quarterly on all investments to determine whether an independent review is appropriate. When deemed appropriate, the Advisor engages a third-party valuation firm to conduct an independent review of the reasonableness of the Advisor’s internal estimates of fair value on all term loans and trade finance watch list investments, and to provide an opinion of whether they concur with the Advisor’s analysis. The independent assessment occurs on a discretionary basis based on qualifications that takes into account both quantitative thresholds and qualitative considerations, as determined by the Advisor. The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by the Company and received from third party sources, which the independent valuation firm relies upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors taken into consideration by the Company and its management in making its determination with respect to the fair value of such investments, but are not determinative. The Company and its management are solely and ultimately responsible for determining the fair value of the Company’s investments in good faith;

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

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are performing loans, no macroeconomic indicator or other event observed that would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment. If, pursuant to the Company's quarterly review, the Company determines that one or more material valuation adjustments are appropriate, then the Company adjusts the fair value. Historically, in most cases when these adjustments have resulted in a fair value that is materially less than the investment’s amortized cost, the Company has determined to place it on the Watch List.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

The Company measures net realized gains or losses as the difference between the net proceeds from the repayment or sale on investments and the amortized cost basis of the investment including unamortized upfront fees and prepayment penalties. Realized gains or losses on the disposition of an investment are calculated using the specific identification method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2023 and 2022, the Company earned and capitalized PIK interest of $18,097,506 and $19,595,008, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At December 31, 2023, the estimated unpaid distribution fees for Class C units amounted to $335,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of December 31, 2023, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2020.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2023, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of December 31, 2023, under GAAP, the Company has recorded a liability in the amount of $350,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of December 31, 2023, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.72, which is different than the net asset value per unit of approximately $ 5.71 (on an aggregate basis for all unit classes) as shown in Note 10 – Financial Highlights. This net asset value per unit reflects a decrease of approximately $0.20 per unit from the net asset value per unit of approximately $5.92 as of December 31, 2022. The decrease in net asset value per unit was due to a combination of factors such as global economic conditions, inflation and the dramatic rise in interest rates. The Company recorded $15,238,313 in net realized losses on its investments during the year ended December 31, 2023.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2023 and 2022.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This update provided specific guidance and optional expedients relating to contract modifications, hedging relationships, cash flow hedges and other transactions associated with the London Interbank Offered Rate (“LIBOR”), which has since been discontinued.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 to December 31, 2024. The optional expedients are not applied subsequent to December 31, 2024, except for certain optional expedients elected for hedging relationships. The Company has evaluated the guidance and does not expect a material impact on its consolidated financial statements.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, IIG was the sub-advisor with respect to five of the 23 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. In these instances, the Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. In addition, as of  December 31, 2023 and 2022, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At December 31, 2023, the Company’s largest loan by value was $47,602,300, or 18.2% of total investments, and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 45.4% of the Company’s portfolio at December 31, 2023. Participations in loans amounted to 44.3% of the Company’s total portfolio at December 31, 2023.

Note 3. Investments

As of December 31, 2023, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$129,304,044	$108,317,851	41.4%
Senior secured term loan participations	107,513,822	87,306,046	33.4%
Senior secured trade finance participations	39,410,680	28,607,328	10.9%
Other investments	25,623,344	14,371,380	5.5%
Convertible notes	21,592,328	21,768,698	8.3%
Equity warrants	—	1,309,404	0.5%
Total investments	$323,444,218	261,680,707	100.0%

As of December 31, 2022, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$120,960,585	$105,084,728	38.5%
Senior secured term loan participations	150,966,964	119,690,547	43.7%
Senior secured trade finance participations	50,799,542	31,710,623	11.6%
Other investments	27,391,485	15,925,381	5.8%
Equity warrants	—	1,205,503	0.4%
Total investments	$350,118,576	$273,616,782	100.0%

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

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company’s trade finance investments have up to a year or more of accrued interest receivable as of December 31, 2023. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Accrued deferred interest included in the interest receivable balance as of December 31, 2023 and 2022 amounted to approximately $897,000 and $2,047,000, respectively. The Company’s interest receivable balances at December 31, 2023 and 2022 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of December 31, 2023 and December 31, 2022, was as follows:

	As of December 31, 2023		As of December 31, 2022
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$5,297,921	1.9%
Boatbuilding and Repairing	8,056,522	3.1%	7,185,803	2.6%
Chemicals and Allied Products	7,032,859	2.7%	11,846,182	4.3%
Chocolate and Cocoa Products	29,476,313	11.3%	29,476,312	10.8%
Coal and Other Minerals and Ores	34,631,447	13.2%	34,263,217	12.5%
Computer Related Services, NEC	21,768,698	8.3%	19,197,073	7.0%
Corn	11,869,501	4.5%	11,325,748	4.1%
Corrugated and Solid Fiber Boxes	3,598,133	1.4%	9,795,061	3.6%
Cotton Ginning	1,792,698	0.7%	2,857,650	1.0%
Dairy Farms	4,289,181	1.6%	4,180,102	1.5%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	970,393	0.4%	970,393	0.4%
Farm Products	—	0.0%	1,484,583	0.5%
Freight Transportation Arrangement	4,601,330	1.8%	4,926,482	1.8%
Frozen Fish and Seafood	3,470,108	1.3%	256,741	0.1%
Hotels and Motels	15,186,805	5.8%	17,834,541	6.5%
Land Subdividers and Developers	15,326,637	5.9%	11,754,052	4.3%
Motor Vehicle Parts and Accessories	10,697,318	4.1%	9,779,546	3.6%
Personal Credit Institutions	6,256,964	2.4%	5,016,027	1.8%
Petroleum and Petroleum Products	—	0.0%	3,289,660	1.2%
Refuse Systems	48,911,704	18.7%	40,046,513	14.6%
Retail Bakeries	6,944,636	2.7%	6,279,305	2.3%
Short-Term Business Credit	2,792,341	1.1%	2,368,290	0.9%
Soybeans	5,723,296	2.2%	5,239,479	1.9%
Sugarcane and Sugar Beets	453,112	0.2%	339,258	0.1%
Telephone and Telegraph Apparatus	—	0.0%	424,976	0.3%
Telephone Communications	—	0.0%	13,750,000	5.1%
Towing and Tugboat Service	5,573,992	2.1%	6,984,020	2.6%
Other	8,652,515	3.2%	6,799,417	2.5%
Total	$261,680,707	100.0%	$273,616,782	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023		As of December 31, 2022
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$14,760,949	5.6%	$17,575,152	6.3%
Botswana	2,792,341	1.1%	2,368,290	0.9%
Brazil	30,278,332	11.6%	26,722,134	9.8%
Cabo Verde	15,186,805	5.8%	17,834,541	6.5%
Cameroon	14,476,313	5.5%	14,476,312	5.3%
Chile	970,393	0.4%	970,393	0.4%
Colombia	4,245,889	1.6%	3,219,553	1.2%
Ecuador	7,068,241	2.7%	10,051,802	3.7%
Ghana	—	0.0%	3,289,660	1.2%
Hong Kong	15,302,209	5.8%	16,083,661	5.9%
Indonesia	15,000,000	5.7%	15,000,000	5.5%
Jersey	—	0.0%	13,750,000	5.0%
Kenya	4,601,330	1.8%	4,926,482	1.8%
Malaysia	7,032,859	2.7%	11,846,182	4.3%
Mexico	50,922,779	19.5%	41,842,987	15.3%
Morocco	239,370	0.1%	628,862	0.2%
Namibia	15,326,637	5.9%	11,754,052	4.3%
Netherlands	10,697,318	4.1%	9,779,546	3.6%
Nigeria	7,371,480	2.8%	8,468,603	3.1%
Peru	3,375,367	1.3%	3,502,265	1.3%
Romania	6,944,636	2.7%	6,279,305	2.3%
Singapore	19,329,238	7.4%	18,604,532	6.8%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	11,869,501	4.5%	11,325,748	4.1%
N/A	3,240,290	1.2%	2,668,290	1.0%
Total	$261,680,707	100.0%	$273,616,782	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2023:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$108,317,851	$—	$—	$108,317,851
Senior secured term loan participations	87,306,046	—	—	87,306,046
Senior secured trade finance participations	28,607,328	—	—	28,607,328
Other investments	14,371,380	—	—	14,371,380
Convertible notes	21,768,698	—	—	21,768,698
Equity warrants	1,309,404	—	—	1,309,404
Total	$261,680,707	$—	$—	$261,680,707

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2022:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$105,084,728	$—	$—	$105,084,728
Senior secured term loan participations	119,690,547	—	—	119,690,547
Senior secured trade finance participations	31,710,623	—	—	31,710,623
Other investments	15,925,381	—	—	15,925,381
Equity warrants	1,205,503	—	—	1,205,503
Total	$273,616,782	$—	$—	$273,616,782

The following is a reconciliation of activity for the year ended December 31, 2023, of investments classified as Level 3:

	Fair Value at December 31, 2022	Purchases	Proceeds from disposition of investments	Reclassifications	Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2023
Senior secured term loans	$105,084,728	$—	$(6,815,940)	$5,000,000	$9,705,068	$(5,110,334)	$454,329	$108,317,851
Senior secured term loan participations	119,690,547	1,803,105	(25,108,771)	(22,557,046)	7,412,280	11,068,644	(5,002,713)	87,306,046
Senior secured trade finance participations	31,710,623	9,511,909	(5,358,233)	(6,797,488)	—	8,285,570	(8,745,053)	28,607,328
Other investments	15,925,381	—	(3,565,628)	1,797,488	—	214,139	—	14,371,380
Convertible notes	—	—	—	22,557,046	980,158	176,370	(1,944,876)	21,768,698
Equity warrants	1,205,503	—	—	—	—	103,901	—	1,309,404
Total	$273,616,782	$11,315,014	$(40,848,572)	$—	$18,097,506	$14,738,290	$(15,238,313)	$261,680,707

The following is a reconciliation of activity for the year ended December 31, 2022, of investments classified as Level 3:

	Fair Value at December 31, 2021	Purchases	Proceeds from disposition of investments	Reclassifications	Accretion of discounts / Payment-in-kind interest	Net change in appreciation (depreciation)	Realized loss	Fair Value at December 31, 2022
Senior secured term loans	$119,374,062	$—	$(3,280,767)	$(4,472,658)	$10,347,606	$(13,200,462)	$(3,683,053)	$105,084,728
Senior secured term loan participations	132,290,743	5,365,089	(10,612,301)	—	8,656,977	(16,009,961)	—	119,690,547
Senior secured trade finance participations	45,092,689	256,742	(502,101)	(8,784,433)	1,055,270	(4,672,684)	(734,860)	31,710,623
Short term investments	3,758,063	—	—	13,257,091	—	(1,089,773)	—	15,925,381
Equity warrants	1,088,168	—	—	—	—	117,335	—	1,205,503
Total	$301,603,725	$5,621,831	$(14,395,169)	$—	$20,059,853	$(34,855,545)	$(4,417,913)	$273,616,782

Net unrealized depreciation for the years ended December 31, 2023 and 2022 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were approximately $6,091,000 and $35,144,000, respectively.

As of December 31, 2023, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2023:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$23,669,717	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.88x, 16.75% - 17.50% (17.28%)
Senior secured trade finance participations (1)	$4,937,611	Collateral based approach	Value of collateral (collateral coverage ratio)	0.85x - 1.67x
Senior secured term loans (2)	$108,317,851	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.12x, 13.25% - 20.50% (18.54%)
Senior secured term loan participations (2)	$71,979,409	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.0x - 0.25x, 11.0% - 23.40% (17.26%)
Senior secured term loan participations (1)	$15,326,637	Collateral based approach	Value of collateral (collateral coverage ratio)	0.76x
Other investments (3)	$14,371,380	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.0x - 1.20x, 9.5% (9.5%)
Convertible note (2)	$21,768,698	Income approach (DCF)	Discount rate	15.75% - 16.75% (16.72%)
Equity warrants	$1,309,404	Option Pricing Method	Risk free rate, volatility, time to liquidity	3.84%, 82%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, Sancor and GPI.
(2)

The Company used the income approach for the following Watch List investments: Usivale, Limas, Triton, Helios Maritime, Agilis Partners, CAGSA, Producam, Qintess and Equity Participation in Cocoa Transaction and a hybrid of the collateral based approach and the income approach for Vikudha, Ecsponent, MICD, and WinRep using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

(3)

These investments were originally classified as trade finances or term loans. Due to the fact that the original borrowers have been placed into bankruptcy, or the original loans were converted to other types of investments, the original investments have been reclassified as other investments.

(4)	The inputs were weighted based on the fair value of the investments included in the range.

As of December 31, 2022, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2022:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (2)	$26,457,115	Income approach (DCF)	Discount rate	10.5% - 15.75% (15.0%)
Senior secured trade finance participations (1)	$5,253,508	Collateral based approach	Value of collateral (collateral coverage ratio)	1.2x - 1.96x
Senior secured term loans (2)	$105,084,728	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.58x 13.5% - 20.0% (16.22%)
Senior secured term loan participations (2)	$107,936,495	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.0x - 0.17x 12.0% - 20.75% (17.53%)
Senior secured term loan participations (1)	$11,754,052	Collateral based approach	Value of collateral (collateral coverage ratio)	1.21x
Other investments (3)	$15,925,381	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.4x - 2.19x, 8% (8%)
Equity warrants	$1,205,503	Option Pricing Method	Risk free rate, volatility, time to exit	3.99%, 74%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, FRIAR, Sancor, Algonodera, Conplex, GPI, Mac Z and Itelecom.
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

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on February 25, 2025, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the years ended December 31, 2023 and 2022.

In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended  December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

Operating Expense Responsibility Agreement

On May 12, 2021, the Company entered into the Second Amended and Restated Operating Expense Responsibility Agreement with the Advisor and the Sponsor (the “Responsibility Agreement”). From the inception of the Company through December 31, 2017, pursuant to the terms of the Responsibility Agreement, the Sponsor paid approximately $12,421,000 of operating expenses, asset management fees, and incentive fees on behalf of the Company.

Pursuant to the Responsibility Agreement, the Sponsor would only be entitled to reimbursement of the cumulative expenses it had incurred on the Company’s behalf to the extent the Company’s investment income in any quarter surpassed certain performance thresholds set forth in the Responsibility Agreement.  The Company did not achieve those thresholds during the periods covered by this report.

As a result of the detrimental impact the COVID-19 pandemic has had on the Company, the Sponsor and the Advisor agreed to waive any potential future reimbursement under the Responsibility Agreement in a two-step transaction effective in the fourth quarter of 2022. In step one, the Advisor allowed the Company to offset a portion of its contingent liability to the Sponsor and the Advisor in an amount equal to the performance fees paid to the Sponsor for the three years ended December 31, 2022, bringing the amount of the Company’s contingent liability to the Advisor and the Sponsor to approximately $10.1 million. The Sponsor, the Advisor and the Company also agreed that in step two, the Advisor and the Sponsor would waive the remaining $10.1 million contingent liability owed to them by the Company under the Responsibility Agreement in exchange for the Company extinguishing the $4.2 million due from the Sponsor (which was the amount that the Sponsor had planned to reimburse the Company under the Responsibility Agreement). As a result, $4.2 million due from the Sponsor was written off and recorded as a general and administrative expense in the fourth quarter of 2022.

Transactions

For the years ended December 31, 2023 and 2022, the Advisor earned $5,539,005 and $6,489,991, respectively, in asset management fees and $0 and $3,151,543, respectively, in incentive fees.

Note 6. Organization and Offering Costs

The Sponsor previously paid approximately $17,617,000 of offering costs and $236,000 of organization costs relating to the Offering, all of which were paid directly by the Sponsor on behalf of the Company. Such amounts include approximately $0 and $38,000 of offering costs incurred by the Sponsor during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company did not pay any reimbursement of offering costs to the Sponsor. Such offering costs reimbursed by the Company would have been recognized against the proceeds from the issuance of units.

Since the commencement of the Company’s operations, the Company has reimbursed the Sponsor a total of approximately $17,355,000 of offering and organization costs as of December 31, 2023.

Note 7. Notes Payable

The Company notes payable consist of the following:

	December 31, 2023	December 31, 2022
	Outstanding Balance	Outstanding Balance
BlueOrchard facility	$—	$9,000,000
DEG facility	—	9,000,000
Less: Unamortized debt issuance costs	—	(1,014,909)
Total notes payable	$—	$16,985,091

DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") facility

On November 22, 2022, TGIFC entered into a $25 million Facility Agreement (the “Facility Agreement”) with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH (“DEG”) as Lender. This leverage facility was fully repaid on August 31, 2023. For the years ended December 31, 2023 and 2022, the Company recognized approximately $454,000 and $39,000, respectively, in interest expense.

Blueorchard Microfinance Fund ("BlueOrchard") facility

On November 22, 2022, TGIFC entered into a $25 million Facility Agreement (the “Facility Agreement”) with Blueorchard Microfinance Fund ("BlueOrchard") as Lender. This leverage facility was fully repaid on August 31, 2023. For the years ended December 31, 2023 and 2022, the Company recognized approximately $418,000 and $39,000, respectively, in interest expense.

Note 8. Unit Capital

As of December 31, 2023, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2023, the Company recorded a liability in the aggregate amount of $350,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of December 31, 2023 is calculated based on a net asset value per Class C, Class I and Class W units of $5.754 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the year ended December 31, 2023:

	Units	Units Issued			Units
	Outstanding	under Distribution	Units	Units	Outstanding
	as of	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	December 31,
	2022	the Period	the Period	the Period	2023
Class A units	18,233,751	71,910	—	(1,738)	18,303,923
Class C units	7,831,059	38,809	(90,353)	(12,781)	7,766,734
Class I units	10,443,595	44,362	90,353	(2,403)	10,575,907
Class W units	24,555	—	—	—	24,555
Class Y units	2,682,275	740	—	—	2,683,015
Class Z units	8,423,851	—	—	—	8,423,851
Total	47,639,086	155,821	—	(16,922)	47,777,985

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

During the year ended December 31, 2023, the Company fulfilled repurchase requests for a total of 16,922 units at a weighted average repurchase price per unit of  $6.84 for an aggregate repurchase price of $115,711. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended  December 31, 2022 with the SEC as of  March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective  April 1, 2023.

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

Note 9. Distributions

The following table summarizes the distributions paid for the year ended December 31, 2023:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Authorized	Per Unit	Distributions	Reinvested	Declared
January 31, 2023	November 11, 2022	$0.00131143	$1,374,744	$558,839	$1,933,583
February 28, 2023	November 11, 2022	0.00131143	1,243,501	501,854	1,745,355
March 31, 2023	November 11, 2022	0.00131143	1,928,567	—	1,928,567
April 30, 2023	August 21, 2023	0.00115953	1,660,142	—	1,660,142
May 31, 2023	October 19, 2023	0.00113668	1,678,359	—	1,678,359
June 30, 2023	December 1, 2023	0.00110351	1,576,955	—	1,576,955
Total for 2023			$9,462,268	$1,060,693	$10,522,961

In November 2022, the Company’s board of managers authorized the declaration of distributions for December of 2022 and January, February and March of 2023. These distributions were calculated based on unitholders of record for each day in an amount equal to $0.00131143 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). The January 2023 distributions, which totaled $1,374,744 were paid in cash on February 2, 2023. The February 2023 distributions, which totaled $1,243,501 were paid in cash on March 27, 2023. The March 2023 distributions, which totaled $1,928,567 were paid in cash on May 19, 2023. $558,839 and $501,854 of the total distributions declared for January and February of 2023, respectively, were reinvested under our DRP.

In  August 2023, the Company’s board of managers authorized the declaration of distributions for  April of 2023. These distributions were calculated based on unitholders of record for each day of the month in an amount equal to $0.00115953 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). The  April distributions were paid in cash on August 21, 2023 and none of these distributions were reinvested pursuant to our DRP.

In  October 2023, the Company’s board of managers authorized the declaration of distributions for  May of 2023. These distributions were calculated based on unitholders of record for each day of the month in an amount equal to $0.00113668 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). The  May distributions were paid in cash on October 23, 2023 and none of these distributions were reinvested pursuant to our DRP.

In  December 2023, the Company’s board of managers authorized the declaration of distributions for June of 2023. These distributions were calculated based on unitholders of record for each day of the month in an amount equal to $0.00110351 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). The June distributions were paid in cash on December 6, 2023 and none of these distributions were reinvested pursuant to our DRP. On an annualized basis, these distributions are equal to approximately 7.0% of the NAV per unit of $5.754 determined as of September 30, 2023. There can be no assurances that distributions will be paid at this rate in subsequent periods or at all.

The following table summarizes the distributions for the year ended  December 31, 2022:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Authorized	Per Unit	Distributions	Reinvested	Declared
January 31, 2022	November 12, 2021	$0.00139060	$1,431,973	$616,109	$2,048,082
February 28, 2022	November 12, 2021	0.00139060	1,298,531	554,580	1,853,111
March 31, 2022	February 17, 2022	0.00139060	1,442,428	612,753	2,055,181
April 30, 2022	March 29, 2022	0.00136605	1,380,602	566,058	1,946,660
May 31, 2022	March 29, 2022	0.00136605	1,419,163	595,824	2,014,987
June 30, 2022	May 11, 2022	0.00135186	1,364,770	569,848	1,934,618
July 31, 2022	May 11, 2022	0.00135186	1,404,415	586,611	1,991,026
August 31, 2022	May 11, 2022	0.00135186	1,407,086	587,655	1,994,741
September 30, 2022	August 12, 2022	0.00132319	1,339,159	554,062	1,893,221
October 31, 2022	August 12, 2022	0.00132319	1,377,147	572,275	1,949,422
November 30, 2022	August 12, 2022	0.00132319	1,336,028	551,427	1,887,455
December 31, 2022	November 11, 2022	0.00131143	1,376,483	561,452	1,937,935
Total for 2022			$16,577,785	$6,928,654	$23,506,439

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,	December 31,
	2023	2022
Per unit data (1):
Net asset value at beginning of year	$5.92	$7.10
Net investment income	0.02	0.12
Net change in unrealized appreciation (depreciation) on investments	0.31	(0.72)
Net realized losses on investments	(0.32)	(0.09)
Foreign exchange gain	—	—
Net decrease in net assets resulting from operations	0.01	(0.69)
Distributions	(0.22)	(0.49)
Net change in accrued distribution and other fees	0.00	—
Net decrease in net assets	(0.21)	(1.18)
Net asset value at end of year (2)	$5.71	$5.92
Total return based on net asset value (3)	0.17%	(9.73)%
Net assets at end of year	$272,854,872	$281,947,405
Units Outstanding at end of year	47,777,985	47,639,086
Ratio/Supplemental data:
Ratio of net investment income to average net assets	0.33%	1.88%
Ratio of total expenses to average net assets	5.39%	6.93%

1	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2023 and 2022, which were 47,759,797 and 47,725,053, respectively.
2

For financial statement reporting purposes under GAAP, as of December 31, 2023 and 2022, the Company recorded a liability in the amount of $350,000 and $420,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	Total return does not assume the reinvestment of distributions paid.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023.

Distributions

The Company authorized special distributions totaling approximately $2,090,000 on each of February 16, 2024 and on March 25, 2024, which were paid in cash on  February 21, 2024 and March 27, 2024, respectively. None of the special distributions were reinvested in units due to the temporary suspension of the DRP, effective as of  April 1, 2023. There can be no assurances as to when or if additional distributions will be paid.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2024.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive officer)	March 29, 2024
Gloria S. Nelund

/s/ Mark A. Tipton	Chief Financial Officer (principal financial and accounting officer)	March 29, 2024
Mark A. Tipton

/s/ Brent L. VanNorman	Manager	March 29, 2024
Brent L. VanNorman

/s/ Terry Otton	Manager	March 29, 2024
Terry Otton

/s/ Cynthia Hostetler	Manager	March 29, 2024
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 29, 2024
R. Michael Barth