Form 10-Q
period 2024-03-31
TriLinc Global Impact Fund LLC
filed 2024-05-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 14, 2024, the Company had outstanding 18,303,923 Class A units, 7,766,733 Class C units, 10,575,910 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $321,195,666 and $323,444,218, respectively)	$259,372,411	$261,680,707
Cash	2,115,047	980,741
Interest receivable	15,645,925	15,894,031
Other assets	137,701	201,860
Total assets	277,271,084	278,757,339

LIABILITIES
Management fee payable	1,172,622	1,206,930
Accrued distribution and other fees	348,000	350,000
Accrued expenses	3,651,376	3,650,966
Other payable	326,457	694,571
Total liabilities	5,498,455	5,902,467
Commitments and Contingencies (see Note 5)
NET ASSETS	$271,772,629	$272,854,872

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$112,322,557	$112,737,934
Net capital on Class C units	47,327,785	47,502,038
Net capital on Class I units	64,885,368	65,125,371
Net capital on Class W units	149,682	150,239
Net capital on Class Y units	16,464,397	16,525,284
Net capital on Class Z units	47,978,242	48,169,408
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.696 and $5.718, respectively per unit based on total units outstanding of 47,777,985 and 47,777,985, respectively) (see Note 2)	$271,772,629	$272,854,872
Net assets, Class A (units outstanding of 18,303,923 and 18,303,923, respectively)	$104,250,421	$104,665,798
Net assets, Class C (units outstanding of 7,766,734 and 7,766,734, respectively)	43,902,610	44,076,863
Net assets, Class I (units outstanding of 10,575,907 and 10,575,907, respectively)	60,221,331	60,461,334
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	138,853	139,410
Net assets, Class Y (units outstanding of 2,683,015 and 2,683,015, respectively)	15,281,172	15,342,059
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	47,978,242	48,169,408
NET ASSETS	$271,772,629	$272,854,872

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
INVESTMENT INCOME
Interest income	$6,371,443	$6,725,196
Interest from cash	1,633	—
Total investment income	6,373,076	6,725,196
EXPENSES
Asset management fees	1,365,692	1,404,845
Professional fees	1,264,867	1,530,161
General and administrative expenses	521,363	299,325
Interest expenses	—	661,627
Board of managers fees	64,375	64,375
Total expenses	3,216,297	3,960,333
NET INVESTMENT INCOME	3,156,779	2,764,863
Net change in unrealized appreciation (depreciation) on investments	(59,744)	6,499,880
Realized loss on investments	—	(9,072,469)
Foreign exchange gain	—	5,644
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$3,097,035	$197,918

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.07	$0.06
EARNINGS PER UNIT - BASIC AND DILUTED	$0.06	$0.00
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,777,985	47,702,544

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
INCREASE FROM OPERATIONS
Net investment income	$3,156,779	$2,764,863
Foreign exchange gain	—	5,644
Net change in unrealized appreciation (depreciation) on investments	(59,744)	6,499,880
Realized loss on investments	—	(9,072,469)
Net increase from operations	3,097,035	197,918
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(1,602,618)	(1,411,658)
Distributions to Class C unitholders	(678,438)	(594,630)
Distributions to Class I unitholders	(925,834)	(811,553)
Distributions to Class W unitholders	(2,144)	(1,711)
Distributions to Class Y unitholders	(234,859)	(207,594)
Distributions to Class Z unitholders	(737,385)	(651,790)
Net decrease from distributions	(4,181,278)	(3,678,936)
INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units under distribution reinvestment plan	—	491,720
Issuance of Class C units under distribution reinvestment plan	—	264,036
Issuance of Class I units under distribution reinvestment plan	—	302,386
Issuance of Class Y units under distribution reinvestment plan	—	5,063
Repurchase of Class A units	—	(11,883)
Repurchase of Class I units	—	(16,435)
Distribution and other fees	2,000	63,000
Net increase from capital transactions	2,000	1,097,887
NET CHANGE IN NET ASSETS	(1,082,243)	(2,383,131)
Net assets at beginning of period	272,854,872	281,947,405
Net assets at end of period	$271,772,629	$279,564,274

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$3,097,035	$197,918
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Purchase of investments	—	(11,624,373)
Proceeds from disposition and paydowns of investments	6,868,813	7,611,949
Payment-in-kind interest	(4,620,261)	(4,257,210)
Net change in unrealized (appreciation) depreciation on investments	59,744	(6,499,880)
Realized loss on investments	—	9,072,469
Foreign exchange gain	—	(5,644)
Amortization of debt issuance costs	—	39,245
Changes in assets and liabilities:
(Increase) Decrease in interest receivable	248,106	(512,581)
Decrease in other assets	64,159	405,381
Decrease in management and incentive fees payable	(34,308)	(951,811)
Increase in accrued expenses	410	796,839
Increase in due to affiliates	—	185,250
Increase (Decrease) in other payables	(368,114)	25,669
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,315,584	(5,516,779)
Cash flows from financing activities
Distributions paid to unitholders	(4,181,278)	(3,960,176)
Repurchase of units	—	(1,770,504)
NET CASH USED IN FINANCING ACTIVITIES	(4,181,278)	(5,730,680)
TOTAL INCREASE (DECREASE) IN CASH	1,134,306	(11,247,459)
Cash at beginning of period	980,741	14,510,817
Cash at end of period	$2,115,047	$3,263,358
Supplemental information
Cash paid for interest during the period	$—	$670,900
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$—	$1,063,205
Change in accrual of distribution and other fees	$(2,000)	$(63,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2024

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$600,060	100%	$600,060	$453,112	0.2%
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.88% Cash / 2.2% PIK	0.0%	6/18/2025	3,598,133	5%	3,598,133	3,598,133	1.3%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50% PIK	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,201,540	5.6%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.7%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	2.0%	12/31/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	7,032,859	2.6%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20% PIK	0.0%	4/30/2024	50,035,306	65%	50,035,306	50,035,306	18.4%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,239	7.1%
Total Senior Secured Term Loans									131,737,050	110,650,189	40.7%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	14.97%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,788,336	1.0%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK	0.0%	2/28/2025	7,721,158	42%	7,721,158	7,721,158	2.8%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	13,514,222	88%	13,514,222	13,201,201	4.9%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	13.09% Cash / 4.00% PIK	0.0%	3/31/2023	15,063,954	100%	15,063,954	4,601,330	1.7%
Mexico	HINV, S.A. DE C.V.	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/21/2027	2,011,075	14%	2,011,075	2,011,075	0.7%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	15,326,637	5.6%
Netherlands	Cevher International B.V. Netherlands (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	10.00%	0.0%	2/7/2024	8,275,000	44%	11,399,439	11,399,439	4.2%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	10/31/2026	6,791,271	100%	6,791,271	5,656,637	2.1%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,767,910	100%	7,067,517	7,067,517	2.6%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	679,055	49%	679,055	446,565	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	9/19/2025	13,544,290	57%	13,544,290	11,900,301	4.4%
Total Senior Secured Term Loan Participations									102,110,612	82,120,196	30.2%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.1%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,289,181	1.6%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,077,863	76%	16,077,863	14,519,154	5.3%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	10/25/2023	4,424,931	59%	4,424,931	2,774,397	1.0%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									39,453,520	27,954,458	10.2%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	3,240,290	1.2%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.4%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (5), (6), (10)	Other	Profit sharing rights on cocoa distribution	N/A	0.0%	N/A	1,797,488	N/A	1,797,488	1,797,488	0.7%
Morocco	Mac Z Group SARL (5), (6)	Other	Scrap Metal liquidation	N/A	0.0%	N/A	1,433,058	N/A	1,433,058	44,224	0.0%
Peru	TriLinc Peru S.A.C. (5)	Other	Real estate property	N/A	0.0%	N/A	3,502,265	N/A	3,502,265	3,375,367	1.2%
Total other investments									25,623,344	14,176,234	5.3%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (5), (11)	Computer Related Services, NEC	IT Service Provider	5.35%	0.0%	8/11/2026	348,054	2%	562,849	562,849	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services, NEC	IT Service Provider	12.00%	0.0%	8/11/2026	24,204,630	23%	21,708,291	21,884,661	8.1%
Total convertible notes									22,271,140	22,447,510	8.3%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	2,023,824	0.7%

Total Investments									$321,195,666	$259,372,411

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[7]

The Company holds three equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 20.0% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on  April 8, 2074.

[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount and termination of the transaction with the borrowers. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent.
[11]	Class A and Class B convertible notes were issued to the Company through restructuring in August 2023.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2023

Investment Type /Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$600,060	100%	$600,060	$453,112	0.2%
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.88% Cash / 2.2% PIK	0.0%	6/18/2025	3,598,133	5%	3,598,133	3,598,133	1.3%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,302,209	5.6%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.7%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	2.0%	12/31/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	7,032,859	2.6%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20% PIK	0.0%	4/30/2024	47,602,300	65%	47,602,300	47,602,300	17.4%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,238	7.1%
Total Senior Secured Term Loans									129,304,044	108,317,851	39.7%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	14.97%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,792,341	1.0%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8% Cash / 12% PIK	0.0%	12/7/2023	8,056,522	42%	8,056,522	8,056,522	3.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	15,499,826	88%	15,499,826	15,186,805	5.6%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	4,245,889	69%	4,245,889	4,245,889	1.6%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	13.15% Cash / 4.00% PIK	0.0%	3/31/2023	15,063,954	100%	15,063,954	4,601,330	1.7%
Mexico	HINV, S.A. DE C.V.	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/21/2027	2,011,075	14%	2,011,075	2,011,075	0.7%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	15,326,637	5.6%
Netherlands	Cevher International B.V. Netherlands (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	10,697,318	10,697,318	3.9%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	10/31/2026	6,929,992	100%	6,929,992	5,573,992	2.0%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,645,029	100%	6,944,636	6,944,636	2.5%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	644,238	49%	644,238	411,748	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	9/19/2025	13,101,741	57%	13,101,741	11,457,753	4.2%
Total Senior Secured Term Loan Participations									107,513,822	87,306,046	32.0%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.1%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,289,181	1.6%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	76%	16,035,023	14,476,313	5.3%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	10/25/2023	4,424,931	59%	4,424,931	3,470,108	1.3%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									39,410,680	28,607,328	10.5%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	3,240,290	1.2%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.4%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (5), (6), (10)	Other	Profit sharing rights on cocoa distribution	N/A	0.0%	N/A	1,797,488	N/A	1,797,488	1,797,488	0.7%
Morocco	Mac Z Group SARL (5), (6)	Other	Scrap Metal liquidation	N/A	0.0%	N/A	1,433,058	N/A	1,433,058	239,370	0.1%
Peru	TriLinc Peru S.A.C. (5)	Other	Real estate property	N/A	0.0%	N/A	3,502,265	N/A	3,502,265	3,375,367	1.2%
Total other investments									25,623,344	14,371,380	5.4%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (5), (11)	Computer Related Services, NEC	IT Service Provider	5.35%	0.0%	8/11/2026	343,562	2%	558,357	558,357	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services, NEC	IT Service Provider	12.00%	0.0%	8/11/2026	23,530,310	23%	21,033,971	21,210,341	7.8%
Total convertible notes									21,592,328	21,768,698	8.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,309,404	0.5%
Total Investments									$323,444,218	$261,680,707

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[5]	Watch List investment.
[6]	Investment on non-accrual status.
[7]	The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 2.0% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on July 27, 2024.
[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount and termination of the transaction with the borrowers. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent.
[11]	Class A and Class B convertible notes were issued to the Company through restructuring in August 2023.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2024

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company has a distribution reinvestment plan (the "DRP"), pursuant to which participants' distributions are reinvested in additional units. Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP as of April 1, 2023 and had not lifted the suspension as of  March 31, 2024. For the period from April 1, 2017 to March 31, 2024, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP, for total gross proceeds of approximately $515,089,000 as of March 31, 2024.

Although the Company was organized and intends to conduct its business in a manner so that it is not required to register as an investment company under the Investment Company Act of 1940, as amended, the consolidated financial statements are prepared using the specialized accounting principles of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies ("ASC 946"). Overall, the Company’s management believes the use of investment company accounting makes the Company’s financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar objectives.

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of March 31, 2024, the Company’s subsidiaries are as follows:

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

Through March 31, 2024, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial information is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company follows the accounting and reporting guidance in ASC 946. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates.

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form  10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC o n March 29, 2024.

The results of operations for the  three months ended March 31, 2024 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2024.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

The Company measures net realized gains or losses as the difference between the net proceeds from the repayment or sale on investments and the amortized cost basis of the investment including unamortized upfront fees and prepayment penalties. Realized gains or losses on the disposition of an investment are calculated using the specific identification method, utilizing the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind ("PIK"), interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible as of March 31, 2024. For the three months ended March 31, 2024 and 2023, the Company earned and capitalized PIK interest of $4,620,261 and $4,257,210, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At March 31, 2024, the estimated unpaid distribution fees for Class C units amounted to $333,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of March 31, 2024, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2020.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of March 31, 2024, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of March 31, 2024, under GAAP, the Company has recorded a liability in the amount of $348,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of March 31, 2024, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same estimated net asset value per unit of approximately $5.70, which is different than the net asset value per unit of approximately$5.69 (on an aggregate basis for all unit classes) as shown in Note 8 – Financial Highlights. This estimated net asset value per unit as of  March 31, 2024 reflects a decrease of approximately $0.02 from the net asset value per unit of approximately $5.72 as of  December 31, 2023. The decrease in net asset value per unit was due to a combination of factors such as global economic conditions, inflation and the dramatic rise in interest rates. The Company recorded $59,744 in unrealized depreciation and $0 in realized loss on its investments during the three months ended March 31, 2024.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2024 and 2023.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. In these instances, the Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. In addition, as of  March 31, 2024 and December 31, 2023, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At March 31, 2024, the Company’s largest loan by value was $50,035,306 or 19.3% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 47.0% of the Company’s portfolio at March 31, 2024. Participations in loans amounted to 42.4% of the fair value of the Company’s total portfolio at March 31, 2024.

Note 3. Investments

As of March 31, 2024, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$131,737,050	$110,650,189	42.6%
Senior secured term loan participations	102,110,612	82,120,196	31.6%
Senior secured trade finance participations	39,453,520	27,954,458	10.8%
Other investments	25,623,344	14,176,234	5.5%
Convertible notes	22,271,140	22,447,510	8.7%
Equity warrants	—	2,023,824	0.8%
Total investments	$321,195,666	259,372,411	100.0%

As of December 31, 2023, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$129,304,044	$108,317,851	41.4%
Senior secured term loan participations	107,513,822	87,306,046	33.4%
Senior secured trade finance participations	39,410,680	28,607,328	10.9%
Other investments	25,623,344	14,371,380	5.5%
Convertible notes	21,592,328	21,768,698	8.3%
Equity warrants	—	1,309,404	0.5%
Total investments	$323,444,218	$261,680,707	100.0%

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

As of  March 31, 2024 and  December 31, 2023, loans held via Participations with sub-advisors represent the following as a percentage of Net Assets:

	As of March 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Total	Value	of Total
CEECAT Capital Limited & CCL Investments SARL	$18,466,956	6.8%	$17,641,954	6.5%
Helios Investment Partners, LLP	$13,201,201	4.9%	$15,186,805	5.6%
Origin Capital Limited	$15,944,999	5.9%	$15,467,634	5.7%
Scipion Capital, Ltd.	$17,955,920	6.6%	$17,917,084	6.6%
TRG Management LP	$32,179,743	11.8%	$36,082,184	13.2%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company's trade finance investments have up to a year or more of accrued interest receivable as of  March 31, 2024. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at March 31, 2024 and December 31, 2023 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of March 31, 2024 and December 31, 2023, was as follows:

	As of March 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	7,721,158	3.0%	8,056,522	3.1%
Chemicals and Allied Products	7,032,859	2.7%	7,032,859	2.7%
Chocolate and Cocoa Products	29,519,154	11.4%	29,476,313	11.3%
Coal and Other Minerals and Ores	34,530,779	13.3%	34,631,447	13.2%
Computer Related Services, NEC	22,447,510	8.7%	21,768,698	8.3%
Corn	12,346,866	4.8%	11,869,501	4.5%
Corrugated and Solid Fiber Boxes	3,598,133	1.4%	3,598,133	1.4%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,289,181	1.7%	4,289,181	1.6%
Drugs, Proprietaries, and Sundries	648,430	0.2%	648,430	0.2%
Electric Services	970,393	0.4%	970,393	0.4%
Freight Transportation Arrangement	4,601,330	1.8%	4,601,330	1.8%
Frozen Fish and Seafood	2,774,397	1.1%	3,470,108	1.3%
Hotels and Motels	13,201,201	5.1%	15,186,805	5.8%
Land Subdividers and Developers	15,326,637	5.9%	15,326,637	5.9%
Motor Vehicle Parts and Accessories	11,399,439	4.4%	10,697,318	4.1%
Personal Credit Institutions	2,011,075	0.8%	6,256,964	2.4%
Refuse Systems	52,059,130	20.1%	48,911,704	18.7%
Retail Bakeries	7,067,517	2.7%	6,944,636	2.7%
Short-Term Business Credit	2,788,336	1.1%	2,792,341	1.1%
Soybeans	5,723,296	2.2%	5,723,296	2.2%
Sugarcane and Sugar Beets	453,112	0.1%	453,112	0.2%
Towing and Tugboat Service	5,656,637	2.1%	5,573,992	2.1%
Other	8,457,369	3.2%	8,652,515	3.2%
Total	$259,372,411	100.0%	$261,680,707	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$14,760,949	5.6%	$14,760,949	5.6%
Botswana	2,788,336	1.1%	2,792,341	1.1%
Brazil	30,621,780	11.8%	30,278,332	11.6%
Cabo Verde	13,201,201	5.1%	15,186,805	5.8%
Cameroon	14,519,154	5.6%	14,476,313	5.5%
Chile	970,393	0.4%	970,393	0.4%
Colombia	—	0.0%	4,245,889	1.6%
Ecuador	6,372,530	2.5%	7,068,241	2.7%
Hong Kong	15,201,540	5.9%	15,302,209	5.8%
Indonesia	15,000,000	5.8%	15,000,000	5.7%
Kenya	4,601,330	1.8%	4,601,330	1.8%
Malaysia	7,032,859	2.7%	7,032,859	2.7%
Mexico	54,070,205	20.8%	50,922,779	19.5%
Morocco	44,224	0.0%	239,370	0.1%
Namibia	15,326,637	5.9%	15,326,637	5.9%
Netherlands	11,399,439	4.4%	10,697,318	4.1%
Nigeria	7,454,125	2.9%	7,371,480	2.8%
Peru	3,375,367	1.3%	3,375,367	1.3%
Romania	7,067,517	2.7%	6,944,636	2.7%
Singapore	19,329,239	7.5%	19,329,238	7.4%
United Arab Emirates	648,430	0.2%	648,430	0.2%
Uganda	12,346,866	4.8%	11,869,501	4.5%
N/A	3,240,290	1.2%	3,240,290	1.2%
Total	$259,372,411	100.0%	$261,680,707	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820, Fair Value Measurement ("ASC 820") as of March 31, 2024:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$110,650,189	$—	$—	$110,650,189
Senior secured term loan participations	82,120,196	—	—	82,120,196
Senior secured trade finance participations	27,954,458	—	—	27,954,458
Other investments	14,176,234	—	—	14,176,234
Convertible notes	22,447,510	—	—	22,447,510
Equity warrants	2,023,824	—	—	2,023,824
Total	$259,372,411	$—	$—	$259,372,411

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2023:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$108,317,851	$—	$—	$108,317,851
Senior secured term loan participations	87,306,046	—	—	87,306,046
Senior secured trade finance participations	28,607,328	—	—	28,607,328
Other investments	14,371,380	—	—	14,371,380
Convertible notes	21,768,698	—	—	21,768,698
Equity warrants	1,309,404	—	—	1,309,404
Total	$261,680,707	$—	$—	$261,680,707

The following is a reconciliation of activity for the three months ended March 31, 2024, of investments classified as Level 3:

	Fair Value at December 31, 2023	Purchases	Proceeds from disposition of investments	Reclassifications	Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2024
Senior secured term loans	$108,317,851	$—	$—	$—	$2,433,007	$(100,669)	$—	$110,650,189
Senior secured term loan participations	87,306,046	—	(6,868,813)	—	1,465,601	217,362	—	82,120,196
Senior secured trade finance participations	28,607,328	—	—	—	42,841	(695,711)	—	27,954,458
Other investments	14,371,380	—	—	—	—	(195,146)	—	14,176,234
Convertible notes	21,768,698	—	—	—	678,812	—	—	22,447,510
Equity warrants	1,309,404	—	—	—	—	714,420	—	2,023,824
Total	$261,680,707	$—	$(6,868,813)	$—	$4,620,261	$(59,744)	$—	$259,372,411

The following is a reconciliation of activity for the year ended December 31, 2023, of investments classified as Lever 3:

	Fair Value at December 31, 2022	Purchases	Proceeds from disposition of investments	Reclassifications	Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2023
Senior secured term loans	$105,084,728	$—	$(6,815,940)	$5,000,000	$9,705,068	$(5,110,334)	$454,329	$108,317,851
Senior secured term loan participations	119,690,547	1,803,105	(25,108,771)	(22,557,046)	7,412,280	11,068,644	(5,002,713)	87,306,046
Senior secured trade finance participations	31,710,623	9,511,909	(5,358,233)	(6,797,488)	—	8,285,570	(8,745,053)	28,607,328
Other investments	15,925,381	—	(3,565,628)	1,797,488	—	214,139	—	14,371,380
Convertible notes	—	—	—	22,557,046	980,158	176,370	(1,944,876)	21,768,698
Equity warrants	1,205,503	—	—	—	—	103,901	—	1,309,404
Total	$273,616,782	$11,315,014	$(40,848,572)	$—	$18,097,506	$14,738,290	$(15,238,313)	$261,680,707

The Company recorded realized losses of $0 and $15,238,313 for the Company’s investments classified as Level 3 during three months ended March 31, 2024 and the year ended  December 31, 2023, respectively. Net change in unrealized depreciation for the three months ended March 31, 2024 and for the year ended  December 31, 2023 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $59,744 and $6,091,000, respectively.

As of March 31, 2024, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2024:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (2)	$23,016,847	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.66x - 1.56x, 16.75% - 17.50% (17.28%)
Senior secured trade finance participations (1)	$4,937,611	Collateral based approach	Value of collateral (collateral coverage ratio)	0.85x - 1.67x
Senior secured term loans (2)	$110,650,189	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.12x - 1.18x, 13.25% - 20.50% (18.55%)
Senior secured term loan participations (2)	$66,793,559	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.16x - 2.83x, 12.0% - 23.50% (17.73%)
Senior secured term loan participations (1)	$15,326,637	Collateral based approach	Value of collateral (collateral coverage ratio)	0.75x - 1.0x
Other investments (3)	$14,176,234	Collateral based approach, Income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.0x - 1.12x, 9.5% (9.5%)
Convertible note (2)	$22,447,510	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$2,023,824	Option Pricing Method	Risk free rate, volatility, time to liquidity	4.21%, 86%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, Sancor and GPI.
(2)

The Company used the income approach for the following Watch List investments: Usivale, Limas, Triton, Helios Maritime, Agilis Partners, CAGSA, Producam, Qintess and Equity Participation in Cocoa Transaction and a hybrid of the collateral based approach and the income approach for Vikudha, Ecsponent, MICD, and WinRep, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

(3)

These investments were originally classified as trade finance participations or term loans. Due to the fact that the original borrowers have been placed into bankruptcy, or the original loans were converted to other types of investments, the original investments have been reclassified as other investments.

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
(2)

The Company used the income approach for the following Watch List investments: Usivale, Limas, Triton, Helios Maritime, Agilis Partners, CAGSA, Producam, Qintess and Equity Participation in Cocoa Transaction and a hybrid of the collateral based approach and the income approach for Vikudha, Ecsponent, MICD, and WinRep, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

(3)

 These investments were originally classified as trade finance participations or term loans. Due to the fact that the original borrowers have been placed into bankruptcy, or the original loans were converted to other types of investments, the original investments have been reclassified as other investments.

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

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on March 31, 2025, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company did not accrue an incentive fee on capital gains for the three months ended March 31, 2024 and 2023. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

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

Transactions

For the three months ended March 31, 2024 and 2023, the Advisor earned $1,365,692 and $1,404,845, respectively, in asset management fees and $0 and $0, respectively, in incentive fees.

Note 6. Unit Capital

As of March 31, 2024, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of March 31, 2024, the Company recorded a liability in the aggregate amount of $348,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of March 31, 2024 is calculated based on a net asset value per Class C, Class I and Class W units of $5.718 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the three months ended March 31, 2024:

	Units		Units Issued			Units
	Outstanding	Units Issued	under Distribution	Units	Units	Outstanding
	as of	under Private Placement	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	During	March 31,
	2023	the Period	the Period	the Period	the Period	2024
Class A units	18,303,923	—	—	—	—	18,303,923
Class C units	7,766,734	—	—	—	—	7,766,734
Class I units	10,575,907	—	—	—	—	10,575,907
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,683,015	—	—	—	—	2,683,015
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,777,985	—	—	—	—	47,777,985

During the three months ended March 31, 2024, no units were issued under the DRP and no units were sold pursuant to the Company's private placement.

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

During the three months ended March 31, 2024, no repurchase requests were fulfilled. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the unit repurchase program effective April 1, 2023 and it remained suspended through  March 31, 2024.

As of March 31, 2023, the Company recorded a liability in the aggregate amount of $357,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of  March 31, 2023 is calculated based on a net asset value per Class C, Class I and Class W units of $5.817 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the three months ended March 31, 2023:

	Units		Units Issued			Units
	Outstanding	Units Issued	under Distribution	Units	Units	Outstanding
	as of	under Private Placement	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	During	March 31,
	2022	the Period	the Period	the Period	the Period	2023
Class A units	18,233,751	—	71,911	—	(1,738)	18,303,924
Class C units	7,831,059	—	38,809	(32,742)	—	7,837,126
Class I units	10,443,595	—	44,724	32,742	(2,403)	10,518,658
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,682,275	—	740	—	—	2,683,015
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,639,086	—	156,184	—	(4,141)	47,791,129

During the three months ended March 31, 2023, the total redemptions were for an aggregate of 4,141 units at a weighted average repurchase price per unit of $6.84 for an aggregate repurchase price of $28,318. These repurchases were approved and effective as of December 31, 2022, but the repurchase payments were made during the three months ended March 31, 2023. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024, as further described in Note 9. "Subsequent Events."

Note 7. Distributions

The following table summarizes the distributions for the three months ended March 31, 2024:

		Daily Rate	Cash	Distributions	Total
Date Paid	Date Authorized	Per Unit	Distributions	Reinvested	Declared
February 21, 2024	February 15, 2024	$0.04376771	$2,091,411	$—	$2,091,411
March 27, 2024	March 26, 2024	$0.04376771	2,089,867	—	2,089,867
Total for 2024			$4,181,278	$—	$4,181,278

In  February 2024, the Company’s board of managers authorized the declaration of special distributions. These distributions were calculated based on unitholders of record for each day of the month in an amount equal to $0.04376771 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). The distributions were paid in cash on February 21, 2024 and none of these distributions were reinvested pursuant to our DRP.

In  March 2024, the Company’s board of managers authorized the declaration of special distributions. These distributions were calculated based on unitholders of record for each day of the month in an amount equal to $0.04376771 per unit per day (less the distribution fee with respect to Class C units, the ongoing dealer manager fee with respect to certain Class I units and Class W units and the ongoing service fee with respect to Class W units). The distributions were paid in cash on March 27, 2024 and none of these distributions were reinvested pursuant to our DRP. On an annualized basis, these distributions are equal to approximately 3.0% of the net asset value per unit of $5.754 determined as of September 30, 2023. There can be no assurances that distributions will be paid at this rate in subsequent periods or at all.

The following table summarizes the distributions for the three months ended March 31, 2023:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Authorized	Per Unit	Distributions	Reinvested	Declared
January 31, 2023	November 11, 2022	$0.00131143	$1,374,744	$558,839	$1,933,583
February 28, 2023	November 11, 2022	$0.00131143	1,240,987	504,366	1,745,353
Total for 2023			$2,615,731	$1,063,205	$3,678,936

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Per unit data (1):
Net asset value at beginning of period	$5.71	$5.92
Net investment income	0.07	0.06
Net change in unrealized appreciation (depreciation) on investments	(0.00)	0.14
Realized loss on investments	—	(0.19)
Foreign exchange gain	—	0.00
Net increase in net assets resulting from operations	0.07	0.00
Distributions	(0.09)	(0.08)
Net change in accrued distribution and other fees	0.00	0.00
Net decrease in net assets	(0.02)	(0.07)
Net asset value at end of period (2)	$5.69	$5.85
Total return based on net asset value (4)	1.14%	0.07%
Net assets at end of period	$271,772,629	$279,564,274
Units Outstanding at end of period	47,777,985	47,791,129
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	4.65%	3.99%
Ratio of total expenses to average net assets	4.74%	5.72%

1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2024 and 2023, which were 47,777,985 and 47,720,544, respectively.
2

For financial statement reporting purposes under GAAP, as of March 31, 2024 and 2023, the Company recorded a liability in the amount of $348,000 and $357,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.
4	Total return does not assume the reinvestment of distributions paid.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2024.

On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1, which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (the "DRP Registration Statement"). The DRP Registration Statement was declared effective by the SEC on April 24, 2024 and the Company's temporary suspension of the DRP was lifted.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TriLinc Global Impact Fund, LLC.

Forward Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to purchase or make investments in a timely manner;
●	our business prospects and the prospects of our borrowers;
●	the economic, social and/or environmental impact of the investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	our ability to make distributions to our unitholders;
●	the dependence of our future success on the general economy and its impact on the companies in which we invest;
●	the availability of cash flow from operating activities for distributions and payment of operating expenses;
●	the performance of our Advisor, our sub-advisors and our Sponsor;
●	our dependence on our Advisor and our dependence on and the availability of the financial resources of our Sponsor;
●	the ability of our borrowers to make required payments;
●	our Advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
●	the lack of a public trading market for our units;
●	the outcome and costs associated with our ongoing proceedings related to the recovery of amounts with respect to certain of our Watch List investments;
●	our ability to borrow funds;
●	our expected financings and investments;
●	the adequacy of our cash resources and working capital;
●	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;
●	any failure in our Advisor’s or sub-advisors’ due diligence to identify all relevant facts in our underwriting process or otherwise;
●	the ability of our sub-advisors and borrowers to achieve their objectives;
●	the effectiveness of our portfolio management techniques and strategies;
●	failure to maintain effective internal controls; and
●	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended.

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

We commenced the Offering on February 25, 2013. Pursuant to the Offering, we were offering on a continuous basis up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in the primary offering consisting of Class A and Class C units at initial offering prices of $10.00 and $9.576 per unit, respectively, and Class I units at $9.025 per unit, and up to $250 million of units pursuant to our DRP. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. On June 11, 2013, we satisfied the minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017. Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through our DRP, which was temporarily suspended as of March 31, 2024. See "Notes to Consolidated Financial Statements - Note 6. Unit Capital" for additional information regarding the suspension, which has since been lifted.

Upon termination of the primary portion of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our DRP to the investors who have purchased units in the Offering. Units issued pursuant to our DRP are being offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Our DRP was amended, effective May 25, 2020, to allow holders of all classes of units other than Class Z units to participate, including holders who purchased units in our private placements. The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

For the three months ended March 31, 2024, we did not issue any units through the private placement or the DRP. As of March 31, 2024, $21,439,000 in units remained available for sale pursuant to the DRP, which was temporarily suspended as of March 31, 2024. See "Notes to Consolidated Financial Statements - Note 6. Unit Capital" for additional information regarding the suspension, which has since been lifted.

From our inception through March 31, 2024, we issued an aggregate of 56,401,934 of our units, including 8,179,305 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,899,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,428,000.

Outlook

While economic conditions globally remain challenging, particularly for advanced economies, due to inflation and the dramatic rise in interest rates, the global economy weathered tighter monetary policy better than most economists originally forecasted, particularly in the United States. Many of the Company's borrowers experienced significant negative effects during the 2020-2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies are struggling to recover from the compound impact of approximately three years of economic hardship, while current macroeconomic conditions are not strong enough for borrower companies to achieve a rapid and significant recovery in operating performance. The Company does not expect any near-term changes to the impact of the macroeconomic environment on the Company’s borrowers. Indeed, although the Company’s net asset value per unit decreased by approximately $0.02 as of March 31, 2024, compared to the net asset value per unit as of December 31, 2023, the Company’s March 31, 2024 net asset value is a reflection of the cumulative effect of global economic conditions, inflation and the dramatic rise in interest rates.

The combination of weakened borrower companies, still attempting to recover from the historically bad 2020-2022 pandemic/broken supply chain period, and weakened demand in the current macro-economic environment, has made it challenging for the Company’s borrowers to repay their obligations to the Company, as discussed above. As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters and that the suspension of the Company’s unit repurchase program, which was suspended effective April 1, 2023, will likely be extended for a significant period of time. The Company's board of managers authorized the declaration of special distributions on February 15, 2024 and March 26, 2024. The distributions were paid in cash on February 21, 2024 and March 27, 2024, respectively. None of these distributions were reinvested pursuant to our DRP. Our net asset value per unit as of March 31, 2024  is higher than it would have been if the Company had continued to pay regular monthly distributions through March 31, 2024.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2024, the majority of our investments were in the form of participations, and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR was phased out in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of March 31, 2024, 1.8% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable.

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

Portfolio and Investment Activity

During the three months ended March 31, 2024, the Company did not make any investments. The Company's investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, convertible notes, other investments, and equity warrants. Additionally, the Company received proceeds from repayments of investment principal of approximately $6.9 million.

At March 31, 2024 and December 31, 2023, the Company’s investment portfolio included 30 and 32 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2024		As of December 31, 2023
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$110,650,189	42.6%	$108,317,851	41.4%
Senior secured term loan participations	82,120,196	31.6%	87,306,046	33.4%
Senior secured trade finance participations	27,954,458	10.8%	28,607,328	10.9%
Other investments	14,176,234	5.5%	14,371,380	5.5%
Convertible notes	22,447,510	8.7%	21,768,698	8.3%
Equity warrants	2,023,824	0.8%	1,309,404	0.5%
Total investments	$259,372,411	100.0%	$261,680,707	100.0%

As of March 31, 2024, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans and convertible notes were 10.7%, 12.7%, 15.3% and 11.8%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of December 31, 2023, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 10.6%, 12.7%, 15.2%, and 11.8%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of March 31, 2024, we had the following investments, listed by description of the underlying borrower (if applicable):

Description	Sector	Industry Classification	Country	Interest	Maturity (1)		Principal Amount	Fair Value
Sugar Producer	Sugarcane and Sugar Beets	Sustainable Agriculture & Agroprocessing	Brazil	N/A	12/15/2026	(2)	$600,060	$453,112
Claim in Bankruptcy	Electric Services	Technological Innovation	Chile	N/A	N/A	(2)	1,456,162	970,393
Sustainable Packaging Manufacturer	Corrugated and Solid Fiber Boxes	Recycling	Ecuador	12.88% Cash / 2.2% PIK	6/18/2025		3,598,133	3,598,133
Resource Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50% PIK	6/30/2023	(2)	22,219,566	15,201,540
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	13.00%	3/4/2024	(4)	10,000,000	10,000,000
Wholesale Distributor	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%	6/30/2023	(2)	18,484,704	7,032,859
Waste to Fuels Processor	Refuse Systems	Recycling	Mexico	20% PIK	4/30/2024	(3)	50,035,306	52,059,130
Non-Ferrous Metal Trader	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK	8/18/2025	(2)	21,799,281	19,329,239
SME Financier	Short-Term Business Credit	Inclusive Finance	Botswana	14.97%	8/18/2023	(2)	5,601,000	2,788,336
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	5.35%	8/11/2026	(2)	348,054	562,849
IT Service Provider	Computer Related Services, NEC	Access to Technology	Brazil	12.00%	8/11/2026	(2)	24,204,630	21,884,661
Ship Maintenance & Repair Service Provider	Boatbuilding and Repairing	Infrastructure Development	Brazil	14% Cash / 3% PIK	2/28/2025	(4)	7,721,158	7,721,158
Hospitality Service Provider	Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK	12/31/2024		13,514,222	13,201,201
Freight and Cargo Transporter	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	13.09% Cash / 4.00% PIK	3/31/2023	(2)	15,063,954	4,601,330
Consumer Lender III	Personal Credit Institutions	Inclusive Finance	Mexico	11.95%	1/21/2027		2,011,075	2,011,075
Property Developer	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK	8/15/2021	(2)	18,717,631	15,326,637
Wheel Manufacturer	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	10.00%	2/7/2024	(4)	8,275,000	11,399,439
Marine Logistics Provider	Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%	10/31/2026	(2)	6,791,271	5,656,637
Frozen Bakery Products Manufacturer	Retail Bakeries	Responsible Consumer Goods Production	Romania	7.0% Cash/7.0% PIK	5/20/2024		6,767,910	7,067,517
Grain Processor G	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK	7/8/2024	(2)	679,055	446,565
Grain Processor F	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK	9/19/2025	(2)	13,544,290	11,900,301
Agriculture Distributor	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	10.45%	6/30/2018	(2)	12,500,000	5,723,296
Dairy Co-Operative	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%	7/29/2019	(2)	5,802,296	4,289,181
Claim in Bankruptcy	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	6,499,323	2,955,774
Claim in Bankruptcy	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A	N/A	(2)	4,935,048	1,792,698
Cocoa & Coffee Exporter	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	6/30/2023	(2)	16,077,863	14,519,154
Seafood Processing Company II	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%	10/25/2023	(2)	4,424,931	2,774,397
Cocoa Processor	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	11.00%	12/31/2023	(4)	5,000,000	5,000,000
Scrap Metal liquidation	Other	Recycling	Morocco	N/A	N/A	(2)	1,433,058	44,224
Profit sharing rights on cocoa distribution	Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A	N/A	(2)	1,797,488	1,797,488
Pharmaceuticals Distributor	Drugs, Proprietaries, and Sundries	Access to Healthcare and Pharmaceuticals	United Arab Emirates	14.60%	6/30/2018	(2)	648,430	648,430
Claim in Bankruptcy	Other	Other	N/A	N/A	N/A	(2)	6,000,000	3,240,290
Real estate property	Other	Other	Peru	N/A	N/A	(2)	3,502,265	3,375,367
Total Investments								$259,372,411

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
[4]	The Company is negotiating with the borrower to amend the loan term to extend the maturity date.

As of March 31, 2024, the composition our investments at fair value based on the Company created industry classification was as follows:

	Fair	Percentage
Industry Classification	Value	of Total
Access to Healthcare and Pharmaceuticals	$648,430	0.2%
Access to Technology	22,447,510	8.7%
Inclusive Finance	4,799,411	1.9%
Infrastructure Development	36,248,996	14.0%
Recycling	55,701,487	21.4%
Responsible Consumer Goods Production	18,466,956	7.1%
Responsible Industrial Goods Distribution	7,032,859	2.7%
Responsible Logistics Management	10,257,967	4.0%
Responsible Natural Resources Distribution	34,530,779	13.3%
Sustainable Agriculture & Agroprocessing	54,588,388	20.9%
Sustainable Aquaculture & Processing	2,774,397	1.1%
Sustainable Dairy Production	4,289,181	1.7%
Technological Innovation	970,393	0.4%
Other	6,615,657	2.6%
Total	$259,372,411	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the fair value of all investments and cash on the date of investment. As of March 31, 2024, the Company has made investments in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At March 31, 2024, eighteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $103,488,378 or 39.9% of the fair value of the Company’s total investments. At December 31, 2023, eighteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $104,441,067 or 39.9% of the fair value of the Company’s total investments. As of March 31, 2024 and December 31, 2023, respectively, the Company had 23 and 23 Watch List investments.

As of March 31, 2024, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	March 31, 2024	March 31, 2023
Trustco Group Holdings Ltd. (3)	$18,717,631	$15,326,637	$—	Helios	Collateral based approach	$628,907	$596,878
Helios Maritime	6,791,271	5,656,637	23,317	Helios	Income approach	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,723,296	—	IIG	Income approach	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	IIG	Collateral based approach	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,289,181	1,347,047	IIG	Collateral based approach	156,496	154,776
IIG TOF B.V. (1), (2), (3)	6,000,000	3,240,290	—	IIG	Collateral based approach	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	IIG	Collateral based approach	—	—
Triton Metallics Pte Ltd.(3)	21,799,281	19,329,239	1,513,671	TransAsia	Income approach	715,603	—
Ecsponent Holdings Limited (1), (3)	5,601,000	2,788,336	—	Scipion	Hybrid income/collateral based approach	211,894	216,461
Producam S.A. (3)	16,077,863	14,519,154	—	Scipion	Income approach	420,981	372,746
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach	23,931	23,668
Mac Z Group SARL (1), (3)	1,433,058	44,225	—	Scipion	Collateral based approach	—	—
Multiple ICD (Kenya) Limited (3)	15,063,954	4,601,330	—	Barak	Hybrid income/collateral based approach	687,563	620,894
Agilis Partners Holding LLC (1)	679,055	446,565	7,485	Origin	Income approach	—	—
Agilis Partners	13,544,290	11,900,301	1,126,766	Origin	Income approach	—	—
Usivale Industria E Commercio Ltda (1), (3)	600,060	453,112	—	N/A	Income approach	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,394	201,032	Alsis	Collateral based approach	—	—
Limas Commodities House Limited (3)	22,219,566	15,201,540	—	TransAsia	Income approach	745,874	657,586
Vikudha Malaysia Sdn Bhd (3)	18,484,704	7,032,859	—	TransAsia	Hybrid income/collateral based approach	611,773	564,461
Qintess Tecnologia e Participacoes Ltda	24,552,684	22,447,510	—	TRG	Income approach	—	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	2,774,397	119,451	WCA	Hybrid income/collateral based approach	131,427	—
Equity Participation in Cocoa Transaction (1), (3)	1,797,488	1,797,488	—	N/A	Income approach	—	—
TriLinc Peru S.A.C.	3,502,265	3,375,367	—	N/A	Collateral based approach	—	—
	$213,130,360	$147,314,760	$4,472,984			$4,334,449	$3,207,470

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2024. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2024 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.

As of December 31, 2023, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd. (3)	$18,717,631	$15,326,637	$—	Helios	Collateral based approach
Helios Maritime	6,929,992	5,573,992	21,740	Helios	Income approach
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,723,296	—	IIG	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	IIG	Collateral based approach
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,289,181	1,347,047	IIG	Collateral based approach
IIG TOF B.V. (2), (3)	6,000,000	3,240,290	—	IIG	Collateral based approach
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	IIG	Collateral based approach
Triton Metallics Pte Ltd. (3)	21,799,281	19,329,239	1,513,671	TransAsia	Income approach
Ecsponent Holdings Limited (1), (3)	5,601,000	2,792,341	—	Scipion	Hybrid income/collateral based approach
Producam S.A. (3)	16,035,023	14,476,313	—	Scipion	Income approach
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach
Mac Z Group SARL (1), (3)	1,433,058	239,371	—	Scipion	Collateral based approach
Multiple ICD (Kenya) Limited (3)	15,063,954	4,601,330	—	Barak	Hybrid income/collateral based approach
Agilis Partners Holding LLC (1)	644,238	411,748	21,074	Origin	Income approach
Agilis Partners	13,101,741	11,457,753	1,184,071	Origin	Income approach
Usivale Industria E Commercio Ltda (1), (3)	600,060	453,112	—	N/A	Income approach
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,394	276,032	Alsis	Collateral based approach
Limas Commodities House Limited (3)	22,219,566	15,302,209	—	TransAsia	Income approach
Vikudha Malaysia Sdn Bhd (3)	18,484,704	7,032,859	—	TransAsia	Hybrid income/collateral based approach
Qintess Tecnologia e Participacoes Ltda	23,873,872	21,768,698	—	TRG	Income approach
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	3,470,108	119,451	WCA	Hybrid income/collateral based approach
Equity Participation in Cocoa Transaction (1), (3)	1,797,488	1,797,488	—	N/A	Income approach
TriLinc Peru S.A.C.	3,502,265	3,375,367	—	N/A	Collateral based approach
Total Watchlist	$212,070,063	$147,028,628	$4,617,301

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2023. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2023 are presented below.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of March 31, 2024 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. The proposed changes to the settlement terms were less favorable to the Company with respect to its Participations than the terms of the preliminary settlement that had been reached in February 2019 (but was never finalized) and therefore, had a negative impact on the valuation of this investment, resulting in a reduction of approximately $6.8 million as of March 31, 2024. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Therefore, the Company does not expect significant changes to the restructuring plan other than a delay in its implementation, which was further delayed to the end of June 2024. The Company may experience additional delays.

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

Investments through TransAsia Private Capital Ltd. (“TransAsia”) as the Sub-Advisor

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it manages its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the three months ended March 31, 2024, the borrower was able to modestly increase its trading business and is expected to resume debt service to the Company in late 2024.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a winding up petition against the company’s Hong Kong-based parent company and loan guarantor. The wind-up petition was postponed until November 2022 and is currently in the early stages of judicial process; however, based on the possibility of an enforcement, the Company issued a Reservation of Rights Letter to Vikudha in June 2022. In August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the winding up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes; however, as this process has continued to be delayed, the probability of more negative scenarios, including ultimate liquidation, have increased.

Limas Commodities House Limited

In August 2017, the Company provided a $15,000,000 senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructure legal proceedings concluded during the third quarter of 2022 which extended repayment of the debt and reduced the future interest rate from 11.5% to 10%. The borrower has progressed slowly towards materially ramping up its trading activity, with expectation of active shipments taking place in the first half of 2024. As a result of all of the above, a negative valuation adjustment during the three months ended March 31, 2024 of approximately $101,000 was recognized.

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

A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. During the fourth quarter of 2020, $9,377,199 from a settlement under this insurance policy was received by the Company. The policy covered the copper scrap that was lost. The remaining copper scrap is being stripped and processed. In the first quarter of 2024, Scipion received a bid for the remaining copper, which was lower than anticipated.  As a result, a negative valuation adjustment during the three months ended March 31, 2024 of approximately $195,000 was recognized.

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

Going forward, the Company owns a Peruvian company, TriLinc Peru S.A.C., which itself owns the real estate previously held as collateral under the prior loan agreement and is receiving monthly rental income. The Company recognized approximately $110,000 in net rental income during the year ended December 31, 2023.

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

The two borrowers were significantly impacted by COVID-19 and were not able to meet scheduled debt repayments since mid-2019. Due to the delays in the repayments, the Company, along with other lenders in the lending group, entered into a settlement agreement for the outstanding amount and termination of the transaction with the borrowers during the year ended December 31, 2023. With respect to the agreement, the Company plans to combine them as one equity participation and trade the collateral through a local agent. The Company owns 34.02% of the total settlement and has completed one trade. The Company expects to complete the remaining trades over the next 24 to 36 months. Due to the currently high prices of cocoa, there was not a fair value adjustment in the first quarter of 2024.

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

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the collateral, which primarily consists of a land parcel in Ecuador. Due to the recent instability in Ecuador, the value of the land has decreased. As a result, a decline in the fair value of approximately $696,000 was recognized during the three months ended March 31, 2024.

Qintess Tecnologia e Participacoes Ltda

Beginning in June 2019, the Company made investments through TRG Management LP. (“TRG”) in Qintess Tecnologia e Participacoes Ltda. (“Qintess”), an IT service provider located in Brazil, comprised of two term loan participations for an outstanding aggregate amount of approximately $22,557,000 prior to the settlement agreement in 2023 described below.

In the beginning of 2023, Qintess started experiencing liquidity issues and delaying scheduled repayments. The Company, through TRG, made an attempt to support Qintess through debt restructuring and entered into a settlement agreement for the outstanding amount in August 2023. Through the restructuring, multiple classes of convertible notes were issued to the Company. The principal amounts of those notes are convertible into Class A and B units representing membership interests in Qintess Global, LLC, a newly formed Delaware limited liability company that holds 100% of the equity of Qintess. Although Qintess has not yet achieved positive EBITDA or cash flow, the restructuring, cost-cutting efforts and new contracts have resulted in improved performance for Qintess. As Class A units are super senior, there was a fair value increase in the amount of $176,370 for the fourth quarter of 2023. The principal outstanding is approximately $22,271,000 as of March 31, 2024.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of March 31, 2024. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term.The Company's interest receivable balances at March 31, 2024 and December 31, 2023 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Investment income
Interest income	$6,371,443	$6,725,196
Interest from cash	1,633	—
Total investment income	6,373,076	6,725,196
Expenses
Asset management fees	1,365,692	1,404,845
Professional fees	1,264,867	1,530,161
General and administrative expenses	521,363	299,325
Interest expenses	—	661,627
Board of managers fees	64,375	64,375
Total expenses	3,216,297	3,960,333
Net investment income	$3,156,779	$2,764,863
Net change in unrealized appreciation (depreciation) on investments	(59,744)	6,499,880
Realized loss on investments	—	(9,072,469)
Foreign exchange gain	—	5,644
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$3,097,035	$197,918

Revenues

For the three months ended March 31, 2024 and 2023, total investment income amounted to $6,373,076 and $6,725,196, respectively. Interest income decreased by approximately $352,120 during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to the fact that the number of non-accrual loans increased from fifteen to eighteen. Also, the number of borrower companies decreased by eight from thirty-eight to thirty as of  March 31, 2024 compared to the same period in 2023.

During the three months ended March 31, 2024, $2,717,917 or 42.7% of the interest income was earned from loan and trade finance participations and $3,653,526 or 57.3% from direct loans. In addition, we earned $1,633 in interest income on our cash balances.

During the three months ended March 31, 2023, $3,792,859 or 56.4% of the interest income was earned from loan and trade finance participations and $2,932,337 or 43.6% from direct loans.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended March 31, 2024 decreased by $704,883 to $1,850,605 from $2,555,488 for the three months ended March 31, 2023, primarily attributable to a decrease in the interest expense of $661,627 due to the leverage facility that was fully repaid in August 2023.

For the three months ended March 31, 2024 and 2023, the asset management fees amounted to $1,365,692 and $1,404,845, respectively. The incentive fees for the three months ended March 31, 2024 and 2023 amounted to $0 and $0, respectively.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded realized losses of $0 and $9,072,469 for the three months ended March 31, 2024 and 2023, respectively. We recorded net change in unrealized depreciation of $59,744 and net change in  unrealized appreciation of  $6,499,880 for the three months ended March 31, 2024 and 2023, respectively. The realized loss and net change in unrealized appreciation and depreciation were primarily driven by macro events, including the uncertainty created by the COVID-19 pandemic and rising input costs (caused in part by the conflict between Russian and Ukraine) and their impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, we had approximately $2.1 million in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from additional debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. Due to multiple factors, we have been experiencing inconsistent cash flows and significant constraints on our liquidity, which we expect will continue to be the case in the coming quarters. See “Outlook as of March 31, 2024” above for further information regarding the factors negatively impacting our cash flows.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended March 31, 2024, increased by $10.8 million compared to the same period in 2023. This increase is primarily the result of a decrease of $11.6 million in the purchase of investments compared to the same period in 2023. This was partially offset by a decrease of $743,000 in proceeds from the disposition and paydown of certain investments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2024, decreased by $1.5 million compared to the same period in 2023. The decrease is primarily attributable to a decrease of $1.8 million in the repurchase of units compared to the same period in 2023 since the Company's unit repurchase program was temporarily suspended effective as of April 1, 2023.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TriLinc Global Impact Fund - Cayman, Ltd. ("TGIFC") issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super, which TGIFC repaid in full in January 2022. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby, we sold a $5.0 million participation interest in one of our term loan positions and, as of March 31, 2023, we had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On November 22, 2022, TGIFC entered into two Facility Agreements (the "Facility Agreements") with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") and BlueOrchard Microfinance Fund ("BlueOrchard") as Lenders. Pursuant to the Loan Documents, each of DEG and BlueOrchard will provide a loan with a principal amount of up to $25 million, for an aggregate principal amount of up to $50 million (the “Credit Facility”). On May 15, 2023, due to a breach of a reporting covenant of our leverage facility caused by the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2022, we and our leverage providers agreed that we would repay the outstanding leverage facility of $18,000,000 by August 31, 2023. The leverage facility was fully repaid by that date. As of March 31, 2024, we had no debt outstanding.

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

Distributions

Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended March 31, 2024, total distributions of $4,181,278 were paid in cash and none of the distributions were reinvested under our DRP.

Related Party Transactions

For the three months ended March 31, 2024 and 2023, the Company incurred $1,365,692, and $1,404,845, respectively, in asset management fees and $0 and $0, respectively, in incentive fees, both of which are paid to the Advisor.

Legal Proceedings

As of March 31, 2024, the Company was not a defendant in any litigation.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the three months ended March 31, 2024, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, economic conditions globally remain challenging, particularly for advanced economies, due to inflation and the dramatic rise in interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company's business, results of operations and financial condition, including fair value measurements, will depend on future developments that are highly uncertain and difficult to predict.

Recent Accounting Pronouncements

See Note 2 to the Company’s accompanying Consolidated Financial Statements for a description of recent accounting pronouncements and its expectation of their impact on the Company’s results of operations and financial condition.

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 9. Subsequent Events.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of March 31, 2024.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of March 31, 2024, the Company was not a defendant in any litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024 (“2023 Form 10-K”) which could materially affect our business, financial condition, and/or future results. The risks described in our 2023 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

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

For the three months ended March 31, 2024, no repurchase requests were fulfilled.

For three months ended March 31, 2023, the total redemptions were for an aggregate of 1,738 Class A units and 2,403 Class I units for a total of $28,318.

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended  March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

TRILINC GLOBAL IMPACT FUND, LLC.

May 14, 2024	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 14, 2024	By:	/s/ Mark A. Tipton
Mark A. Tipton
Chief Financial Officer