Form 10-Q
period 2024-09-30
TriLinc Global Impact Fund LLC
filed 2024-11-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 14, 2024, the Company had outstanding 18,303,923 Class A units, 7,759,822 Class C units, 10,582,821 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $327,399,081 and $323,444,218, respectively)	$267,287,486	$261,680,707
Cash	878,027	980,741
Interest receivable	14,528,509	15,894,031
Other assets	68,303	201,860
Total assets	282,762,325	278,757,339

LIABILITIES
Management fee payable	1,400,781	1,206,930
Accrued distribution and other fees	352,000	350,000
Accrued expenses	2,083,554	3,650,966
Due to affiliates	128,048	—
Other payable	42,495	694,571
Total liabilities	4,006,878	5,902,467
Commitments and Contingencies (see Note 5)
NET ASSETS	$278,755,447	$272,854,872

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$114,999,232	$112,737,934
Net capital on Class C units	48,443,376	47,502,038
Net capital on Class I units	66,448,115	65,125,371
Net capital on Class W units	153,273	150,239
Net capital on Class Y units	16,856,748	16,525,284
Net capital on Class Z units	49,210,105	48,169,408
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.842 and $5.718, respectively per unit based on total units outstanding of 47,777,985 and 47,777,985, respectively) (see Note 2)	$278,755,447	$272,854,872
Net assets, Class A (units outstanding of 18,303,923 and 18,303,923, respectively)	$106,927,096	$104,665,798
Net assets, Class C (units outstanding of 7,764,000 and 7,766,734, respectively)	45,019,407	44,076,863
Net assets, Class I (units outstanding of 10,578,641 and 10,575,907, respectively)	61,782,872	60,461,334
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	142,444	139,410
Net assets, Class Y (units outstanding of 2,683,015 and 2,683,015, respectively)	15,673,523	15,342,059
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	49,210,105	48,169,408
NET ASSETS	$278,755,447	$272,854,872

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income	$1,711,014	$2,557,090	$5,112,473	$9,738,511
Payment-in-kind interest income	4,822,398	3,103,789	13,475,937	9,038,468
Fee income	—	104,004	485,906	553,574
Interest from cash	158	460	2,247	1,762
Total investment income	6,533,570	5,765,343	19,076,563	19,332,315
EXPENSES
Asset management fees	1,400,781	1,379,874	4,149,500	4,167,875
Professional fees	1,555,970	1,120,850	5,165,500	4,537,802
General and administrative expenses	261,844	299,649	1,136,500	837,022
Interest expense	—	802,723	—	2,207,040
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,282,970	3,667,471	10,644,625	11,942,864
NET INVESTMENT INCOME	3,250,600	2,097,872	8,431,938	7,389,451
Net change in unrealized appreciation on investments	287,405	951,316	1,651,915	2,611,916
Net realized loss on investments	—	(2,042,012)	—	(11,114,481)
Foreign exchange gain	—	—	—	5,644
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$3,538,005	$1,007,176	$10,083,853	$(1,107,470)

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.07	$0.04	$0.18	$0.16
EARNINGS (LOSS) PER UNIT - BASIC AND DILUTED	$0.07	$0.02	$0.21	$(0.02)
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,777,985	47,778,359	47,777,985	47,753,569

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2024	2023
INCREASE (DECREASE) FROM OPERATIONS
Net investment income	$8,431,938	$7,389,451
Foreign exchange gain	—	5,644
Net change in unrealized appreciation on investments	1,651,915	2,611,916
Net realized loss on investments	—	(11,114,481)
Net increase (decrease) from operations	10,083,853	(1,107,470)
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(1,602,618)	(2,795,439)
Distributions to Class C unitholders	(678,438)	(1,170,198)
Distributions to Class I unitholders	(925,834)	(1,601,353)
Distributions to Class W unitholders	(2,144)	(3,379)
Distributions to Class Y unitholders	(234,859)	(409,989)
Distributions to Class Z unitholders	(737,385)	(1,287,287)
Net decrease from distributions	(4,181,278)	(7,267,645)
INCREASE (DECREASE) FROM CAPITAL TRANSACTIONS
Issuance of Class A units under distribution reinvestment plan	—	491,720
Issuance of Class C units under distribution reinvestment plan	—	263,353
Issuance of Class I units under distribution reinvestment plan	—	302,396
Issuance of Class Y units under distribution reinvestment plan	—	5,063
Repurchase of Class A units	—	(11,883)
Repurchase of Class C units	—	(87,393)
Repurchase of Class I units	—	(16,435)
Change in accrual of distribution and other fees	(2,000)	76,000
Net (decrease) increase from capital transactions	(2,000)	1,022,821
NET CHANGE IN NET ASSETS	5,900,575	(7,352,294)
Net assets at beginning of period	272,854,872	281,947,405
Net assets at end of period	$278,755,447	$274,595,111

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$10,083,853	$(1,107,470)
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	—	(11,624,375)
Proceeds from disposition and paydowns of investments	12,715,916	26,642,835
Payment-in-kind interest	(13,475,937)	(9,038,468)
Net change in unrealized appreciation on investments	(1,651,915)	(2,611,916)
Net realized loss on investments	—	11,114,481
Foreign exchange gain	—	(5,644)
Accretion of discounts on investments	—	(113,885)
Amortization of debt issuance costs	—	1,014,909
Changes in assets and liabilities:
(Increase) Decrease in interest receivable	(1,829,321)	(3,046,691)
Increase in due from affiliate	—	(29,876)
Decrease in other assets	133,557	617,645
Increase (Decrease) in management fee payable	193,851	(1,008,256)
Increase (Decrease) in accrued expenses	(1,567,412)	2,189,074
Increase in due to affiliates	128,048	370,739
Decrease in other payables	(652,076)	(178,145)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,078,564	13,184,957
Cash flows from financing activities
Distributions paid to unitholders	(4,181,278)	(7,549,558)
Repayment of note payable	—	(18,000,000)
Repurchase of units	—	(1,885,181)
NET CASH USED IN FINANCING ACTIVITIES	(4,181,278)	(27,434,739)
TOTAL DECREASE IN CASH	(102,714)	(14,249,782)
Cash at beginning of period	980,741	14,510,817
Cash at end of period	$878,027	$261,035
Supplemental information
Cash paid for interest during the period	$—	$1,224,199
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$—	$1,063,205
Change in accrual of distribution and other fees	$2,000	$(76,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2024

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.86% Cash / 2.2% PIK	0.0%	6/18/2025	$2,958,631	5%	$2,958,631	$2,958,631	1.1%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,201,540	5.5%
Indonesia	PT Citra Labuantirta (15)	Chocolate and Cocoa Products	Cocoa Processor	PIK 12.5%	2.0%	8/31/2024	19,249,834	0%	19,249,834	19,249,834	6.9%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6), (12)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	6,699,815	2.4%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20% PIK	0.0%	9/30/2024	55,222,314	65%	55,222,314	55,222,314	19.8%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,239	6.9%
Total Senior Secured Term Loans	139,934,330	118,661,373	42.6%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (13)	Short-Term Business Credit	SME Financier	13.90%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,788,336	1.0%
Brazil	Dock Brasil Engenharia E Servicos S.A.	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK	0.0%	2/28/2025	7,838,301	42%	7,838,301	7,838,301	2.8%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	12,015,507	88%	12,015,507	11,702,486	4.2%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.70% Cash / 4.00% PIK	0.0%	3/31/2023	15,063,954	100%	15,063,954	4,176,315	1.5%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	16,242,236	5.8%
Netherlands	Cevher International B.V. Netherlands	Motor Vehicle Parts and Accessories	Wheel Manufacturer	11.00%	0.0%	N/A	(16)	8,275,000	44%	11,399,439	11,399,439	4.1%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	10/31/2026	6,162,701	100%	6,162,701	5,459,429	2.0%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.50%	0.0%	N/A	(16)	6,836,622	100%	7,136,229	7,136,229	2.6%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK	0.0%	12/31/2024	730,724	49%	730,724	498,234	0.2%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	9/19/2025	14,188,395	57%	14,188,395	12,399,764	4.4%
Total Senior Secured Term Loan Participations	98,853,881	79,640,769	28.6%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (13)	Soybeans	Agriculture Distributor	N/A	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.1%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,528,841	1.6%
Cameroon	Producam SA (5), (6), (14)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	6/30/2024	16,077,863	76%	16,077,863	14,519,154	5.2%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	10/25/2023	4,424,931	59%	4,424,931	2,893,848	1.0%
Total Senior Secured Trade Finance Participations	38,805,090	27,665,139	9.9%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	5,924,697	N/A	5,924,697	3,164,986	1.2%
Chile	Itelecom Holding Chile SPA (5), (6), (13)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.6%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (10)	Other	Profit sharing rights on cocoa distribution	N/A	0.0%	N/A	1,759,694	N/A	1,759,694	1,759,694	0.6%
Morocco	Mac Z Group SARL (5), (6)	Other	Scrap Metal liquidation	N/A	0.0%	N/A	1,433,058	N/A	1,433,058	29,772	0.0%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A	0.0%	N/A	600,060	N/A	600,060	503,075	0.2%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A	0.0%	N/A	3,502,265	N/A	3,502,265	3,261,346	1.2%
Total other investments	26,110,307	14,437,738	5.2%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (5), (11)	Computer Related Services, NEC	IT Service Provider	5.35% PIK	0.0%	2/11/2027	357,267	2%	572,062	643,085	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services, NEC	IT Service Provider	12% PIK	0.0%	8/11/2026	25,619,750	23%	23,123,411	23,772,848	8.6%
Total convertible notes	23,695,473	24,415,933	8.8%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	2,466,534	0.9%
Total Investments	$327,399,081	$267,287,486

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[5]	Watch List investment (i.e., an investment with any significant changes in the credit and collection risk).
[6]	Investment on non-accrual status.
[7]

The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 16.5% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on  April 8, 2074.

[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farms Limited and Alfa Systems and Commodity Company Limited were July 31, 2024 and October 16, 2024, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through restructuring in August 2023.
[12]	Investment is in default.
13	Investment is in bankruptcy.
14	Investment is in arbitration.
[15]	Investment is undergoing a restructuring.
[16]	The borrower is required to repay the loan upon request.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6% on the third trade finance participation.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2023

Investment Type /Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$600,060	100%	$600,060	$453,112	0.2%
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.88% Cash / 2.2% PIK	0.0%	6/18/2025	3,598,133	5%	3,598,133	3,598,133	1.3%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,302,209	5.6%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.7%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	2.0%	12/31/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	7,032,859	2.6%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20% PIK	0.0%	4/30/2024	47,602,300	65%	47,602,300	47,602,300	17.4%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,238	7.1%
Total Senior Secured Term Loans									129,304,044	108,317,851	39.7%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	14.97%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,792,341	1.0%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8% Cash / 12% PIK	0.0%	12/7/2023	8,056,522	42%	8,056,522	8,056,522	3.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	15,499,826	88%	15,499,826	15,186,805	5.6%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	4,245,889	69%	4,245,889	4,245,889	1.6%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	13.15% Cash / 4.00% PIK	0.0%	3/31/2023	15,063,954	100%	15,063,954	4,601,330	1.7%
Mexico	HINV, S.A. DE C.V.	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/21/2027	2,011,075	14%	2,011,075	2,011,075	0.7%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	15,326,637	5.6%
Netherlands	Cevher International B.V. Netherlands (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	10,697,318	10,697,318	3.9%
Nigeria	Helios Maritime I (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	10/31/2026	6,929,992	100%	6,929,992	5,573,992	2.0%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,645,029	100%	6,944,636	6,944,636	2.5%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	644,238	49%	644,238	411,748	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	9/19/2025	13,101,741	57%	13,101,741	11,457,753	4.2%
Total Senior Secured Term Loan Participations									107,513,822	87,306,046	32.0%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.1%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,289,181	1.6%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	76%	16,035,023	14,476,313	5.3%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	10/25/2023	4,424,931	59%	4,424,931	3,470,108	1.3%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									39,410,680	28,607,328	10.5%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	3,240,290	1.2%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.4%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (5), (6), (10)	Other	Profit sharing rights on cocoa distribution	N/A	0.0%	N/A	1,797,488	N/A	1,797,488	1,797,488	0.7%
Morocco	Mac Z Group SARL (5), (6)	Other	Scrap Metal liquidation	N/A	0.0%	N/A	1,433,058	N/A	1,433,058	239,370	0.1%
Peru	TriLinc Peru S.A.C. (5)	Other	Real estate property	N/A	0.0%	N/A	3,502,265	N/A	3,502,265	3,375,367	1.2%
Total other investments									25,623,344	14,371,380	5.4%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (5), (11)	Computer Related Services, NEC	IT Service Provider	5.35%	0.0%	8/11/2026	343,562	2%	558,357	558,357	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services, NEC	IT Service Provider	12.00%	0.0%	8/11/2026	23,530,310	23%	21,033,971	21,210,341	7.8%
Total convertible notes									21,592,328	21,768,698	8.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,309,404	0.5%
Total Investments									$323,444,218	$261,680,707

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[5]	Watch List investment (i.e., an investment with any significant changes in the credit and collection risk).
[6]	Investment on non-accrual status.
[7]	The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 2.0% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on July 27, 2024.
[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent.
[11]	Class A and Class B convertible notes were issued to the Company through restructuring in August 2023.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

September 30, 2024

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company has a distribution reinvestment plan (the "DRP"), pursuant to which participants' distributions are reinvested in additional units. Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024. For the period from April 1, 2017 to September 30, 2024, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP, for total gross proceeds of approximately $515,089,000 as of September 30, 2024.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of September 30, 2024, the Company’s subsidiaries are as follows:

●	TriLinc Global Impact Fund – Asia, Ltd.
●	TriLinc Global Impact Fund – Latin America, Ltd.
●	TriLinc Global Impact Fund – Trade Finance, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance, Ltd.
●	TriLinc Global Impact Fund – Africa, Ltd.
●	TriLinc Global Impact Fund – Latin America II, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
●	TriLinc Global Impact Fund – Latin America III, Ltd.
●	TriLinc Global Impact Fund – Asia II, Ltd.
●	TriLinc Global Impact Fund – Asia III, Ltd.
●	TriLinc Global Impact Fund – Asia IV, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
●	TriLinc Global Impact Fund – Europe, Ltd.
●	TriLinc Global Impact Fund – Cayman Master (formerly known as TriLinc Global Impact Fund - North America, Ltd.)
●	TriLinc Global Impact Fund – Africa Latin America, Ltd.
●	TriLinc Global Impact Fund - Africa Latin America Trade Finance, Ltd
●	TriLinc Global Impact Fund – Cayman, Ltd.

Through September 30, 2024, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

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

The results of operations for the  nine months ended September 30, 2024 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2024.

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

The Company generally places loans on non-accrual status when there is a reasonable doubt that principal or interest will be collected when they become due. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current over the remainder of the term.

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

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are performing loans, no macroeconomic indicator or other event observed would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment. If, pursuant to the Company's quarterly review, the Company determines that one or more material valuation adjustments are appropriate, then the Company adjusts the fair value. Historically, in most cases when these adjustments have resulted in a fair value that is materially less than the investment’s amortized cost, the Company has determined to place it on the Watch List. Fixed income investments are typically valued utilizing an income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, the Company predominantly uses the income approach, but may also use a collateral based approach (also known as a liquidation or net recovery approach), or a hybrid approach consisting of the income approach and the collateral based approach. The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model. When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery. The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

Payment-in-Kind Interest

The Company has investments that contain payment-in-kind ("PIK") interest provisions. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as interest income, if the valuation indicates that such interest is collectible as of September 30, 2024. For the three and nine months ended September 30, 2024, the Company earned and capitalized PIK interest of $4,822,398 and  $13,475,937, respectively. For the three and nine months ended September 30, 2023, the Company earned and capitalized PIK interest of $3,103,789 and $9,038,468, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2024, the estimated unpaid distribution fees for Class C units amounted to $336,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000. At December 31, 2023, the estimated unpaid distribution fees for Class C units amounted to $335,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of September 30, 2024, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2021.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2024, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of September 30, 2024, under GAAP, the Company has recorded a liability in the amount of $352,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of September 30, 2024, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same estimated net asset value per unit of approximately $5.84, which is different than the net asset value per unit of approximately$5.83 (on an aggregate basis for all unit classes) as shown in Note 8 – Financial Highlights. This estimated net asset value per unit as of  September 30, 2024 reflects an increase of approximately $0.12 from the net asset value per unit of approximately $5.72 as of  December 31, 2023. The increase in net asset value per unit was due to the improvement in current macroeconomic conditions as well as some of the Company's borrowers gradually ramping up their trading activities. The Company recorded $1,651,915 in unrealized appreciation and $0 in realized loss on its investments during the nine months ended September 30, 2024. The Company also recorded $2,611,916 in unrealized appreciation and $11,114,481 in net realized loss on its investments during the nine months ended September 30, 2023.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2024 and 2023.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. The International Investment Group L.L.C. (“IIG”) was the sub-advisor with respect to five of the 19 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. In these instances, the Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. In addition, as of  September 30, 2024 and December 31, 2023, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At September 30, 2024, the Company’s largest loan by value was $55,222,314 or 20.7% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 50.1% of the Company’s investment portfolio at September 30, 2024. Participations in loans amounted to 40.2% of the fair value of the Company’s total portfolio at September 30, 2024.

Note 3. Investments

As of September 30, 2024, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$139,934,330	$118,661,373	44.4%
Senior secured term loan participations	98,853,881	79,640,769	29.8%
Senior secured trade finance participations	38,805,090	27,665,139	10.4%
Other investments	26,110,307	14,437,738	5.4%
Convertible notes	23,695,473	24,415,933	9.1%
Equity warrants	—	2,466,534	0.9%
Total investments	$327,399,081	267,287,486	100.0%

As of December 31, 2023, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$129,304,044	$108,317,851	41.4%
Senior secured term loan participations	107,513,822	87,306,046	33.4%
Senior secured trade finance participations	39,410,680	28,607,328	10.9%
Other investments	25,623,344	14,371,380	5.5%
Convertible notes	21,592,328	21,768,698	8.3%
Equity warrants	—	1,309,404	0.5%
Total investments	$323,444,218	$261,680,707	100.0%

Participations

Some of the Company’s investments are in the form of participation interests in financing facilities (“Participations”). Certain of the Company's Participations are interests in financing facilities originated by one of the Company’s sub-advisors. Participations may be interests in one specific loan or trade finance transaction, several loans or trade finance transactions under a facility, or may be interests in an entire facility. The Company’s rights under Participations include, without limitation, all corresponding rights in payments, collateral, guaranties, and any other security interests obtained by the respective sub-advisor in the underlying financing facilities.

As of  September 30, 2024 and  December 31, 2023, Participations with sub-advisors represented the following as a percentage of Net Assets:

	As of September 30, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Total	Value	of Total
CEECAT Capital Limited & CCL Investments SARL	$11,399,439	4.1%	$17,641,954	6.5%
Origin Capital Limited	15,856,629	5.7%	15,467,634	5.7%
Scipion Capital, Ltd.	17,337,262	6.2%	17,917,084	6.6%
TRG Management LP	32,254,234	11.6%	36,082,184	13.2%
Total	$76,847,564	27.6%	$87,108,856	32.0%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company's trade finance investments have up to a year or more of accrued interest receivable as of  September 30, 2024. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at September 30, 2024 and December 31, 2023 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of September 30, 2024 and December 31, 2023, was as follows:

	As of September 30, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	7,838,301	2.9%	8,056,522	3.1%
Chemicals and Allied Products	6,699,815	2.5%	7,032,859	2.7%
Chocolate and Cocoa Products	33,768,988	12.6%	29,476,313	11.3%
Coal and Other Minerals and Ores	34,530,779	12.9%	34,631,447	13.2%
Computer Related Services, NEC	24,415,933	9.1%	21,768,698	8.3%
Corn	12,897,998	4.8%	11,869,501	4.5%
Corrugated and Solid Fiber Boxes	2,958,631	1.1%	3,598,133	1.4%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,528,841	1.7%	4,289,181	1.6%
Drugs, Proprietaries, and Sundries	—	0.0%	648,430	0.2%
Electric Services	970,393	0.4%	970,393	0.4%
Freight Transportation Arrangement	4,176,315	1.6%	4,601,330	1.8%
Frozen Fish and Seafood	2,893,848	1.1%	3,470,108	1.3%
Hotels and Motels	11,702,486	4.4%	15,186,805	5.8%
Land Subdividers and Developers	16,242,236	6.1%	15,326,637	5.9%
Motor Vehicle Parts and Accessories	11,399,439	4.3%	10,697,318	4.1%
Personal Credit Institutions	—	0.0%	6,256,964	2.4%
Refuse Systems	57,688,848	21.6%	48,911,704	18.7%
Retail Bakeries	7,136,229	2.7%	6,944,636	2.7%
Short-Term Business Credit	2,788,336	1.0%	2,792,341	1.1%
Soybeans	5,723,296	2.1%	5,723,296	2.2%
Sugarcane and Sugar Beets	—	0.0%	453,112	0.2%
Towing and Tugboat Service	5,459,429	2.0%	5,573,992	2.1%
Other	8,718,873	3.3%	8,652,515	3.2%
Total	$267,287,486	100.0%	$261,680,707	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$15,000,609	5.6%	$14,760,949	5.6%
Botswana	2,788,336	1.0%	2,792,341	1.1%
Brazil	32,757,309	12.3%	30,278,332	11.6%
Cabo Verde	11,702,486	4.4%	15,186,805	5.8%
Cameroon	14,519,154	5.4%	14,476,313	5.5%
Chile	970,393	0.4%	970,393	0.4%
Colombia	—	0.0%	4,245,889	1.6%
Ecuador	5,852,479	2.2%	7,068,241	2.7%
Hong Kong	15,201,540	5.7%	15,302,209	5.8%
Indonesia	19,249,834	7.2%	15,000,000	5.7%
Kenya	4,176,315	1.6%	4,601,330	1.8%
Malaysia	6,699,815	2.5%	7,032,859	2.7%
Mexico	57,688,848	21.6%	50,922,779	19.5%
Morocco	29,772	0.0%	239,370	0.1%
Namibia	16,242,236	6.1%	15,326,637	5.9%
Netherlands	11,399,439	4.3%	10,697,318	4.1%
Nigeria	7,219,123	2.7%	7,371,480	2.8%
Peru	3,261,346	1.2%	3,375,367	1.3%
Romania	7,136,229	2.7%	6,944,636	2.7%
Singapore	19,329,239	7.2%	19,329,238	7.4%
United Arab Emirates	—	0.0%	648,430	0.2%
Uganda	12,897,998	4.8%	11,869,501	4.5%
N/A	3,164,986	1.1%	3,240,290	1.2%
Total	$267,287,486	100.0%	$261,680,707	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820, Fair Value Measurement ("ASC 820") as of September 30, 2024:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$118,661,373	$—	$—	$118,661,373
Senior secured term loan participations	79,640,769	—	—	79,640,769
Senior secured trade finance participations	27,665,139	—	—	27,665,139
Other investments	14,437,738	—	—	14,437,738
Convertible notes	24,415,933	—	—	24,415,933
Equity warrants	2,466,534	—	—	2,466,534
Total	$267,287,486	$—	$—	$267,287,486

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2023:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$108,317,851	$—	$—	$108,317,851
Senior secured term loan participations	87,306,046	—	—	87,306,046
Senior secured trade finance participations	28,607,328	—	—	28,607,328
Other investments	14,371,380	—	—	14,371,380
Convertible notes	21,768,698	—	—	21,768,698
Equity warrants	1,309,404	—	—	1,309,404
Total	$261,680,707	$—	$—	$261,680,707

The following is a reconciliation of activity for the nine months ended September 30, 2024, of investments classified as Level 3:

	Fair Value at December 31, 2023	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications	Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2024
Senior secured term loans	$108,317,851	$—	$(719,742)	$(503,075)	$11,950,088	$(383,749)	$—	$118,661,373
Senior secured term loan participations	87,306,046	—	(11,234,648)	—	2,574,707	994,664	—	79,640,769
Senior secured trade finance participations	28,607,328	—	(648,430)	—	42,840	(336,599)	—	27,665,139
Other investments	14,371,380	—	(113,096)	503,075	—	(323,621)	—	14,437,738
Convertible notes	21,768,698	—	—	—	2,103,145	544,090	—	24,415,933
Equity warrants	1,309,404	—	—	—	—	1,157,130	—	2,466,534
Total	$261,680,707	$—	$(12,715,916)	$—	$16,670,780	$1,651,915	$—	$267,287,486

The following is a reconciliation of activity for the year ended December 31, 2023, of investments classified as Level 3:

	Fair Value at December 31, 2022	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications	Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2023
Senior secured term loans	$105,084,728	$—	$(6,815,940)	$5,000,000	$9,705,068	$(5,110,334)	$454,329	$108,317,851
Senior secured term loan participations	119,690,547	1,803,105	(25,108,771)	(22,557,046)	7,412,280	11,068,644	(5,002,713)	87,306,046
Senior secured trade finance participations	31,710,623	9,511,909	(5,358,233)	(6,797,488)	—	8,285,570	(8,745,053)	28,607,328
Other investments	15,925,381	—	(3,565,628)	1,797,488	—	214,139	—	14,371,380
Convertible notes	—	—	—	22,557,046	980,158	176,370	(1,944,876)	21,768,698
Equity warrants	1,205,503	—	—	—	—	103,901	—	1,309,404
Total	$273,616,782	$11,315,014	$(40,848,572)	$—	$18,097,506	$14,738,290	$(15,238,313)	$261,680,707

The Company recorded net realized losses of $0 and $15,238,313 for the Company’s investments classified as Level 3 during nine months ended September 30, 2024 and the year ended  December 31, 2023, respectively. Net change in unrealized appreciation for the nine months ended September 30, 2024 and net change in unrealized depreciation for the year ended  December 31, 2023 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were approximately $1,652,000 and $6,091,000, respectively.

As of September 30, 2024, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2024:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (1)	$7,422,689	Collateral based approach	Value of collateral (collateral coverage ratio)	0.65x - 1.58x
Senior secured trade finance participations (2)	$20,242,450	Income approach (DCF)	Discount rate	15.0% - 17.5% (16.79%)
Senior secured term loans (2)	$111,961,558	Income approach (DCF)	Discount rate	14.0% - 20.5% (18.81%)
Senior secured term loans (3)	$6,699,815	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.06x - 1.18x, 20% (20%)
Senior secured term loan participations (1)	$16,242,236	Collateral based approach	Value of collateral (collateral coverage ratio)	1.09x
Senior secured term loan participations (2)	$56,433,882	Income approach (DCF)	Discount rate	15.0% - 21.0% (16.62%)
Senior secured term loan participations (3)	$6,964,651	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate	0.0x - 2.64x, 22.25% - 23.43% (22.96%)
Other investments (1)	$12,174,969	Collateral based approach	Value of collateral (collateral coverage ratio)	0.0x - 1.12x
Other investments (2)	$2,262,769	Income approach (DCF)	Discount rate	9.5% - 13.25% (10.33%)
Convertible notes (2)	$24,415,933	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$2,466,534	Option Pricing Method	Risk free rate, volatility, time to liquidity	3.6%, 91.9%, 5 years

(1)	Collateral based approach used for the following Watch List investments: Trustco, Sancor and WinRep, IIG TOF B.V., Itelecom, Algodonera, Frigorifico and MacZ.
(2)	The Company used the income approach for the following Watch List investments: Limas, Triton, Helios Maritime, Agilis Partners, CAGSA, Producam and Qintess.
(3)

The Company used a hybrid of the collateral based approach and the income approach for Vikudha, Ecsponent, and MICD, using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2024 and 2023. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

Related Party Transactions

For the three months ended September 30, 2024 and 2023, the Advisor earned $1,400,781 and $1,379,874, respectively, in asset management fees and $0 and $0, respectively, in incentive fees.

For the nine months ended September 30, 2024 and 2023, the Advisor earned $4,149,500 and $4,167,875, respectively, in asset management fees and $0 and $0, respectively, in incentive fees.

On September 6, 2024, the Company sold $2.01 million of its investment in HINV, S.A. DE C.V. to an entity whose advisor is under common ownership with the Company’s Advisor. The Company did not recognize any realized gain or loss from the sale.

As of September 30, 2024 and December 31, 2023, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $128,048 and $0, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

Note 6. Unit Capital

As of September 30, 2024, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2024, the Company recorded a liability in the aggregate amount of $352,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of September 30, 2024 is calculated based on a net asset value per Class C, Class I and Class W units of $5.768 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2024:

	Units	Units Issued	Units Issued	Units	Units	Units
	Outstanding	under Private	under Distribution	Exchanged	Repurchased	Outstanding
	as of	Placement	Reinvestment Plan			as of
	December 31,	During	During	During	During	September 30,
	2023	the Period	the Period	the Period	the Period	2024
Class A units	18,303,923	—	—	—	—	18,303,923
Class C units	7,766,734	—	—	(2,734)	—	7,764,000
Class I units	10,575,907	—	—	2,734	—	10,578,641
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,683,015	—	—	—	—	2,683,015
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,777,985	—	—	—	—	47,777,985

During the nine months ended September 30, 2024, no units were issued under the DRP and no units were sold pursuant to the Company's private placement.

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

During the nine months ended September 30, 2024, no repurchase requests were fulfilled. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement remained suspended through  September 30, 2024.

As of September 30, 2023, the Company recorded a liability in the aggregate amount of $344,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of  September 30, 2023 is calculated based on a net asset value per Class C, Class I and Class W units of $5.652 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the three months ended September 30, 2023:

	Units	Units Issued	Units Issued	Units	Units	Units
	Outstanding	under Private	under Distribution	Exchanged	Repurchased	Outstanding
	as of	Placement	Reinvestment Plan			as of
	December 31,	During	During	During	During	September 30,
	2022	the Period	the Period	the Period	the Period	2023
Class A units	18,233,751	—	71,911	—	(1,738)	18,303,924
Class C units	7,831,059	—	38,809	(90,353)	(12,781)	7,766,734
Class I units	10,443,595	—	44,734	90,353	(2,403)	10,576,279
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,682,275	—	740	—	—	2,683,015
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,639,086	—	156,194	—	(16,922)	47,778,358

During the nine months ended September 30, 2023, the total redemptions were for an aggregate of 16,922 units at a weighted average repurchase price per unit of $6.84 for an aggregate repurchase price of $115,711. These repurchases were approved and effective as of December 31, 2022, but the repurchase payments were made during the nine months ended September 30, 2023.

Note 7. Distributions

The following table summarizes the distributions for the nine months ended September 30, 2024:

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

The following table summarizes the distributions for the nine months ended September 30, 2023:

		Daily Rate	Cash	Distributions	Total
Date Paid	Date Authorized	Per Unit	Distributions	Reinvested	Declared
February 2, 2023	November 11, 2022	$0.00131143	$1,374,744	$558,839	$1,933,583
March 27, 2023	November 11, 2022	$0.00131143	1,240,987	504,366	1,745,353
May 19, 2023	November 11, 2022	$0.00131143	1,928,567	—	1,928,567
August 21, 2023	August 21, 2023	$0.00115953	1,660,142	—	1,660,142
Total for 2023			$6,204,440	$1,063,205	$7,267,645

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Per unit data (1):
Net asset value at beginning of period	$5.71	$5.92
Net investment income	0.18	0.16
Net change in unrealized appreciation on investments	0.03	0.06
Net realized loss on investments	—	(0.23)
Foreign exchange gain	—	0.00
Net increase (decrease) in net assets resulting from operations	0.21	(0.01)
Distributions	(0.09)	(0.16)
Net change in accrued distribution and other fees	(0.00)	0.00
Net increase (decrease) in net assets	0.12	(0.17)
Net asset value at end of period (2)	$5.83	$5.75
Total return based on net asset value (4)	3.68%	-0.22%
Net assets at end of period	$278,755,447	$274,595,111
Units Outstanding at end of period	47,777,985	47,778,359
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	4.09%	3.55%
Ratio of total expenses to average net assets	5.17%	5.74%

1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2024 and 2023, which were 47,777,985 and 47,753,569, respectively.
2

For financial statement reporting purposes under GAAP, as of September 30, 2024 and 2023, the Company recorded a liability in the amount of $352,000 and $344,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.
4	Total return does not assume the reinvestment of distributions paid.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through  November 14, 2024, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2024.

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

For the nine months ended September 30, 2024, we did not issue any units through the private placement or the DRP. As of September 30, 2024, $21,439,000 in units remained available for sale pursuant to the DRP, which was temporarily suspended effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. See "Notes to Consolidated Financial Statements - Note 6. Unit Capital" for additional information regarding the suspension.

From our inception through September 30, 2024, we issued an aggregate of 56,401,934 of our units, including 8,179,305 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,899,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,428,000.

Outlook

The global economy continues to appear to have largely achieved a "soft landing" following the negative effects of the post-pandemic surge in inflation and interest rates. While economic risks remain across the globe, particularly for advanced economies, including large and increasing budget deficits and sovereign debt levels, the global economy weathered tighter monetary policy better than most economists originally forecasted, particularly in the United States. Many of the Company's borrowers experienced significant negative effects during the 2020-2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023 and have remained stable through September 30, 2024, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors made it more difficult for some borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the legacy effect from borrower companies struggling to recover from the compound impact of approximately three years of economic hardship. However, current macroeconomic conditions have significantly improved for most borrower companies, though improvement ultimately has been slow. Still, the Company has seen several borrowers improve, particularly in 2024, due in large part to the sustained improvement in supply side macroeconomic conditions over the last seven quarters. The Company does not currently expect any material near-term negative changes to the macroeconomic environment to further affect the Company’s borrowers. The Company’s net asset value per unit increased by approximately $0.12 as of September 30, 2024, compared to the net asset value per unit as of December 31, 2023. The Company’s September 30, 2024 net asset value reflects the improvement in current macroeconomic conditions, as well as some of the Company's borrowers gradually ramping up their trading activities.

While the macroeconomic environment has materially improved in recent quarters, the fact that the Company's borrower companies are still attempting to recover from the historically bad 2020-2022 pandemic/broken supply chain period has made it challenging for the Company’s borrowers to repay their obligations to the Company, as discussed above. As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding balance under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. The Company’s unit repurchase program was suspended effective April 1, 2023. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The Company's board of managers authorized the declaration of special distributions on February 15, 2024 and March 26, 2024. The distributions were paid in cash on February 21, 2024 and March 27, 2024, respectively. None of these distributions were reinvested pursuant to our DRP. Our net asset value per unit as of September 30, 2024 is higher than it would have been if the Company had continued to pay regular monthly distributions through September 30, 2024.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2024, some of our investments were in the form of participations, and we expect that some of our future investments will continue to be in the form of participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for certain participations is the respective sub-advisor or its affiliate that originates the loan in which we are participating. In such case, we will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

LIBOR was phased out in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. As of September 30, 2024, 0.0% of the fair value of the Company’s total investments bore interest at floating rates based on LIBOR, with an alternative rate to be designated by the Company in the event that LIBOR is unavailable.

The Company's legacy loans transitioned from LIBOR to Synthetic LIBOR in July 2023. The majority of the Company's legacy loans have transitioned to SOFR following the complete phase-out of LIBOR as of September 30, 2024. The Company has one investment that will use the 3-month LIBOR rate until the next interest rate reset date in December 2024. There can be no assurances as to whether this alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR and work with our sub-advisors to seek to ensure the transition away from LIBOR will have minimal impact on our investments, but we can provide no assurances regarding the continuing impact of the discontinuation of LIBOR.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2024, the Company did not make any investments. The Company's investments consist of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, convertible notes, other investments, and equity warrants. Additionally, the Company received proceeds from repayments of investment principal of approximately $12.7 million.

At September 30, 2024 and December 31, 2023, the Company’s investment portfolio included 29 and 32 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2024		As of December 31, 2023
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$118,661,373	44.4%	$108,317,851	41.4%
Senior secured term loan participations	79,640,769	29.8%	87,306,046	33.4%
Senior secured trade finance participations	27,665,139	10.4%	28,607,328	10.9%
Other investments	14,437,738	5.4%	14,371,380	5.5%
Convertible notes	24,415,933	9.1%	21,768,698	8.3%
Equity warrants	2,466,534	0.9%	1,309,404	0.5%
Total investments	$267,287,486	100.0%	$261,680,707	100.0%

As of September 30, 2024, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans and convertible notes were 7.5%, 13.1%, 15.4% and 11.8%, respectively, for a weighted average yield on investments of approximately 12.3% on our total portfolio.

As of December 31, 2023, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 10.6%, 12.7%, 15.2%, and 11.8%, respectively, for a weighted average yield on investments of approximately 12.4% on our total portfolio.

As of September 30, 2024, we had the following investments, listed by description of the underlying borrower (if applicable):

Description		Sector	Industry Classification	Country	Interest		Maturity (1)		Principal Amount	Fair Value
Installment under Judicial Recovery		Other	Other	Brazil	N/A		N/A		$600,060	$503,075
Claim in Bankruptcy	(7)	Electric Services	Technological Innovation	Chile	N/A		N/A	(2)	1,456,162	970,393
Sustainable Packaging Manufacturer		Corrugated and Solid Fiber Boxes	Recycling	Ecuador	12.86% Cash / 2.2% PIK		6/18/2025		2,958,631	2,958,631
Resource Trader	(6)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%		6/30/2023	(2)	22,219,566	15,201,540
Cocoa Processor	(5)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	PIK 12.5%		8/31/2024	(5)	19,249,834	19,249,834
Wholesale Distributor	(6)	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%		6/30/2023	(2)	18,484,704	6,699,815
Waste to Fuels Processor		Refuse Systems	Recycling	Mexico	20% PIK		9/30/2024	(3), (4)	55,222,314	57,688,848
Non-Ferrous Metal Trader		Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK		8/18/2025	(2)	21,799,281	19,329,239
SME Financier	(7)	Short-Term Business Credit	Inclusive Finance	Botswana	13.90%		8/18/2023	(2)	5,601,000	2,788,336
IT Service Provider		Computer Related Services, NEC	Access to Technology	Brazil	5.35% PIK		2/11/2027	(2)	357,267	643,085
IT Service Provider		Computer Related Services, NEC	Access to Technology	Brazil	12% PIK		8/11/2026	(2)	25,619,750	23,772,848
Ship Maintenance & Repair Service Provider		Boatbuilding and Repairing	Infrastructure Development	Brazil	14% Cash / 3% PIK		2/28/2025		7,838,301	7,838,301
Hospitality Service Provider		Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK		12/31/2024		12,015,507	11,702,486
Freight and Cargo Transporter	(6)	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.70% Cash / 4.00% PIK		3/31/2023	(2)	15,063,954	4,176,315
Property Developer	(6)	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK		8/15/2021	(2)	18,717,631	16,242,236
Wheel Manufacturer		Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	11.00%		N/A	(9)	8,275,000	11,399,439
Marine Logistics Provider		Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%		10/31/2026	(2)	6,162,701	5,459,429
Frozen Bakery Products Manufacturer		Retail Bakeries	Responsible Consumer Goods Production	Romania	18.50%		N/A	(9)	6,836,622	7,136,229
Grain Processor G	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK		12/31/2024	(2)	730,724	498,234
Grain Processor F	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.00% PIK		9/19/2025	(2)	14,188,395	12,399,764
Agriculture Distributor	(7)	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	N/A		6/30/2018	(2)	12,500,000	5,723,296
Dairy Co-Operative	(6)	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%		7/29/2019	(2)	5,802,296	4,528,841
Claim in Bankruptcy	(7)	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	6,499,323	2,955,774
Claim in Bankruptcy	(7)	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	4,935,048	1,792,698
Cocoa & Coffee Exporter	(8)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	(10)	6/30/2024	(2)	16,077,863	14,519,154
Seafood Processing Company II	(6)	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%		10/25/2023	(2)	4,424,931	2,893,848
Scrap Metal liquidation		Other	Recycling	Morocco	N/A		N/A	(2)	1,433,058	29,772
Profit sharing rights on cocoa distribution		Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A		N/A		1,759,694	1,759,694
Claim in Bankruptcy	(7)	Other	Other	N/A	N/A		N/A	(2)	5,924,697	3,164,986
Real estate property		Other	Other	Peru	N/A		N/A		3,502,265	3,261,346
Total Investments										$267,287,486

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
[4]	The Company is negotiating with the borrower to amend the loan term to extend the maturity date.
[5]	Investment is undergoing a restructuring.
6	Investment is in default.
7	Investment is in bankruptcy.
8	Investment is in arbitration.
9	The borrower is required to pay the loan upon request.
10	The interest rate is 9.5% on the first and second trade finance participation, and 6% on the third trade finance participation.

As of September 30, 2024, the composition our investments at fair value based on the Company created industry classification was as follows:

	Fair	Percentage
Industry Classification	Value	of Total
Access to Technology	$24,415,933	9.1%
Inclusive Finance	2,788,336	1.0%
Infrastructure Development	35,783,023	13.4%
Recycling	60,677,251	22.7%
Responsible Consumer Goods Production	18,535,668	6.9%
Responsible Industrial Goods Distribution	6,699,815	2.5%
Responsible Logistics Management	9,635,744	3.6%
Responsible Natural Resources Distribution	34,530,779	12.9%
Sustainable Agriculture & Agroprocessing	58,898,448	22.0%
Sustainable Aquaculture & Processing	2,893,848	1.1%
Sustainable Dairy Production	4,528,841	1.7%
Technological Innovation	970,393	0.4%
Other	6,929,407	2.7%
Total	$267,287,486	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the fair value of all investments and cash on the date of investment. As of September 30, 2024, the Company has made investments in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At September 30, 2024, fifteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $101,016,243 or 37.8% of the fair value of the Company’s total investments. At December 31, 2023, eighteen portfolio companies were on non-accrual status with an aggregate fair value of approximately $104,441,067 or 39.9% of the fair value of the Company’s total investments. As of September 30, 2024 and December 31, 2023, the Company had 19 and 23 Watch List investments, respectively.

As of September 30, 2024, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Nine Months Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Trustco Group Holdings Ltd. (3)	$18,717,631	$16,242,236	$—	N/A	Collateral based approach	$648,250	$622,545	$1,911,466	$1,829,103
Helios Maritime	6,162,701	5,459,429	15,905	N/A	Income approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,723,296	—	IIG	Income approach	—	—	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	IIG	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,528,841	1,347,047	IIG	Collateral based approach	158,216	158,216	471,208	469,488
IIG TOF B.V. (1), (2), (3)	5,924,697	3,164,987	—	IIG	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	IIG	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd.(3)	21,799,281	19,329,239	1,513,671	N/A	Income approach	678,423	700,562	1,979,375	1,283,356
Ecsponent Holdings Limited (1), (3)	5,601,000	2,788,336	—	Scipion	Hybrid income/collateral based approach	207,058	211,875	630,846	591,922
Producam S.A. (3)	16,077,863	14,519,154	—	Scipion	Income approach	446,000	398,950	1,297,911	1,157,296
Mac Z Group SARL (1), (3)	1,433,058	29,772	—	Scipion	Collateral based approach	—	—	—	—
Multiple ICD (Kenya) Limited (3)	15,063,954	4,176,315	—	N/A	Hybrid income/collateral based approach	704,600	677,411	2,084,980	1,940,711
Agilis Partners Holding LLC (1)	730,724	498,234	—	Origin	Income approach	—	—	—	—
Agilis Partners	14,188,395	12,399,764	1,274,437	Origin	Income approach	—	—	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,394	69,032	N/A	Collateral based approach	—	—	—	—
Limas Commodities House Limited (3)	22,219,566	15,201,540	—	N/A	Income approach	798,548	711,628	2,311,978	2,053,223
Vikudha Malaysia Sdn Bhd (3)	18,484,704	6,699,815	—	N/A	Hybrid income/collateral based approach	641,161	597,491	1,876,656	1,742,673
Qintess Tecnologia e Participacoes Ltda	25,977,017	24,415,933	—	TRG	Income approach	—	—	—	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	2,893,848	—	N/A	Hybrid income/collateral based approach	132,871	—	395,725	—
	$207,998,351	$143,789,605	$4,220,092			$4,415,127	$4,078,678	$12,960,145	$11,067,772

[1]

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2024. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2024 are presented below.

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

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including five of the 19 Watch List investments as of September 30, 2024. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of September 30, 2024 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Since then, there have been several iterations of the settlement terms, with each set of terms representing slightly better terms for the lenders. Due to the progress being made, during the third quarter of 2024, the presiding concurso judge has granted an extension of the expiration for the exclusivity period to negotiate with creditors to November 14, 2024. The Company does not expect significant changes to the restructuring plan.

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

Sancor Cooperativas Unidas Limitada

In April 2016 the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company has not received any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. Sancor is engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. The Company is continuing to actively monitor this process and seek an assignment of the rights to the loans. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower.  The Company is cooperating with the lenders group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt. In July 2024, a joint liquidation agreement for the warrants was executed between Sancor and the creditor group for the immediate liquidation of 70% of the warrants, with the remaining warrants to be liquidated and paid in four equal installments starting in September 2024. In August 2024, the proceeds from the liquidation of 70% of the warrants were transferred to an Argentinean escrow agent to be held for 9 to 12 months on behalf of all creditors, with a currency hedge in place; however, Sancor did not make the first installment in September. Therefore, the creditors group has notified Sancor that it will start an auction process with the Control Union, the local collateral manager, to sell the collateral and potentially begin the liquidation of Sancor’s headquarters building, which is also held as collateral by the creditors.

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

As noted above, IIG TOF B.V. was declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the risk created by the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. On July 25, 2024, the Company received $75,000 from the U.S. Attorney’s Office as part of a restitution settlement with David Hu and was notified that a restitution settlement with Martin Silver is still in process.

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

A judgment was received on December 18, 2017, in English court ordering the borrower and the corporate guarantor to make payment. In parallel to its recovery plan with respect to Mac Z, Scipion informed the Company that it has received a judgment in its favor with respect to its claim against the collateral manager under its professional indemnity insurance policy, which covers up to $40 million in losses. During the fourth quarter of 2020, $9,377,199 from a settlement under this insurance policy was received by the Company. The policy covered the copper scrap that was lost. The remaining copper scrap is being stripped and processed. In the first quarter of 2024, Scipion received a bid for the remaining copper, which was lower than anticipated. During the third quarter of 2024, Scipion liquidated the final remaining inventory, and the Company received its pro-rata share of the proceeds, with a deduction for collateral control management fees, resulting in a decrease in fair value of $14,453. Scipion will continue to explore the possibility of legal action for the remaining amounts due on a no win, no fee basis, which is expected to be resolved by the end of 2024.

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

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies Ecsponent is a part of and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent.  The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Botswana to reach an agreement, which the Company expects to progress in future quarters. During 2023, conversations continued with Ecsponent’s CEO about the best way to restructure the loan, possibly into a new entity. Furthermore, an insurance claim is underway through the Company’s sub-advisor, Scipion, and counsel is being consulted regarding the potential for claims against management for the misapplied financing as an additional source of recovery.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower. Origin, the borrower and the Company are in the late stages of finalizing a restructuring of the loans, which will likely result in the Company taking control of 100% of the equity of the borrower, with a plan to retain and incent management to achieve a successful exit in a reasonable time frame. Due to a delay in restructuring, a decrease in fair value of approximately $145,000 was recognized during the three months ended September 30, 2024.

Other Investments

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022, and we are now seeking enforcement of the UK judgment in Namibia. On July 31, 2024, the local court ordered Trustco to pay Helios a total amount of 636,410.18 in Namibian dollars (approximately US$35,870) as payment for Helios to defend Trustco's legal action, which was ultimately dismissed. This will be applied toward incurred costs and future retainer for the advocate for work going forward. The judge scheduled the hearing for the main application on March 18 and 19, 2025.

A trial was held for the Elisenheim property case in Namibia from June 24, 2024 to July 5, 2024. The judge ruled in favor of Helios, and a hearing was set for July 14, 2024 during which the judge determined that the judge presiding over the case to enforce the UK judgement in Namibia should first rule on the referral relief. A case management meeting for the UK Trustco case was held on December 10, 2023, and a hearing was set for July 31, 2024 during which the judge gave Trustco time to determine if they will bring an application for leave. The Namibian judge has indicated that a trial date will be set about 6 months after the enforcement proceedings are heard, which is estimated to be September 2025. Counsel is expected to provide further updates at the next hearing, which is set on November 28, 2024.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt ("Tranche 1") and restructured amortization profile ("Tranche 2"). An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Naira, which is a difficult currency to convert to USD. As of June 30, 2023, approximately 3 billion Naira were converted and paid, completing Tranche 1 requirements. The Company began to service the remaining loan in Tranche 2 with a payment in September 2023. An agreement on the final terms of the full restructuring was reached in the fourth quarter of 2023. The borrower has continued servicing the debt since the restructuring was completed. As a result, an increase in fair value of approximately $208,000 was recognized during the three months ended September 30, 2024.

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

In the beginning of 2023, Qintess started experiencing liquidity issues and delaying scheduled repayments. The Company, through TRG, made an attempt to support Qintess through debt restructuring and entered into a settlement agreement for the outstanding amount in August 2023. Through the restructuring, multiple classes of convertible notes were issued to the Company. The principal amounts of those notes are convertible into Class A and B units representing membership interests in Qintess Global, LLC, a newly formed Delaware limited liability company that holds 100% of the equity of Qintess. Although Qintess has not yet achieved positive EBITDA or cash flow, the restructuring, cost-cutting efforts and new contracts have resulted in improved performance for Qintess. The position has been performing as expected since the restructuring in August 2023. As a result, an increase in fair value of approximately $279,000 was recognized during the three months ended September 30, 2024.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility, and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it managed its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the nine months ended September 30, 2024, the borrower was able to modestly increase its trading business; however, considering the extended timeline anticipated for business ramp-up, the borrower is not expected to be able to provide debt service for the next 12 months.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and the borrower was able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a wind-up petition against the company’s Hong Kong-based parent company and loan guarantor. The Company issued a Reservation of Rights Letter to Vikudha in June 2022. Subsequently, in August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the wind-up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes; however, as this process has continued to be delayed, the probability of more negative scenarios, including ultimate liquidation, have increased. As a result of the continued delays, a negative valuation adjustment during the three months ended June 30, 2024 of approximately $333,000 was recognized.

Limas Commodities House Limited

In August 2017, the Company provided a $15,000,000 senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructuring legal proceedings concluded during the third quarter of 2022 which extended repayment of the debt and reduced the future interest rate from 11.5% to 10%. The borrower has progressed slowly towards materially ramping up its trading activity, with the expectation that progress will be accelerated once Limas receives its production quotas from the government, which are now expected to be issued by the end of 2024. Part of the collateral package for this loan are proceeds from the Korean cases, which have been delayed.

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Limited ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. Although progress had stalled, negotiations are currently active again. However, the loan is no longer on standstill as the lenders are requiring additional progress in order to renew it. The ongoing uncertainty regarding the restructuring has continued to increase the probability that MICD may be liquidated, with no material progress during the third quarter of 2024. The Company is in the process of being elevated to Lender of Record which should increase transparency from the other lenders going forward.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of September 30, 2024. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company's interest receivable balances at September 30, 2024 and December 31, 2023 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income
Interest income	$1,711,014	$2,557,090	$5,112,473	$9,738,511
Payment-in-kind interest income	4,822,398	3,103,789	13,475,937	9,038,468
Fee income	—	104,004	485,906	553,574
Interest from cash	158	460	2,247	1,762
Total investment income	6,533,570	5,765,343	19,076,563	19,332,315
Expenses
Asset management fees	1,400,781	1,379,874	4,149,500	4,167,875
Professional fees	1,555,970	1,120,850	5,165,500	4,537,802
General and administrative expenses	261,844	299,649	1,136,500	837,022
Interest expenses	—	802,723	—	2,207,040
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,282,970	3,667,471	10,644,625	11,942,864
Net investment income	$3,250,600	$2,097,872	$8,431,938	$7,389,451
Net change in unrealized appreciation (depreciation) on investments	287,405	951,316	1,651,915	2,611,916
Net realized loss on investments	—	(2,042,012)	—	(11,114,481)
Foreign exchange gain	—	—	—	5,644
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$3,538,005	$1,007,176	$10,083,853	$(1,107,470)

Revenues

Three months ended September 30, 2024 and 2023

For the three months ended September 30, 2024 and 2023, total investment income amounted to $6,533,570 and $5,765,343, respectively. Investment income increased by approximately $768,227 during the three months ended September 30, 2024 compared to the same period in 2023, primarily due to the write-off of certain interest income related to a restructuring amounting to approximately $676,000 during the three months ended September 30, 2023.

During the three months ended September 30, 2024, $2,856,627 or 43.7% of the investment income was earned from loan and trade finance participations and $3,676,785 or 56.3% was earned from direct loans. In addition, we earned $158 in interest income on our cash balances.

During the three months ended September 30, 2023, $2,962,799 or 51.4% of the investment income was earned from loan and trade finance participations and $2,802,084 or 48.6% was earned from direct loans. In addition, we earned $460 in interest income on our cash balances.

Nine months ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, total investment income amounted to $19,076,563 and $19,332,315, respectively. Investment income decreased by approximately $255,752 during the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in investment income is primarily due to a write-off of interest receivable from certain investments during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, $8,078,273 or 42.4% of the investment income was earned from loan and trade finance participations and $10,996,043 or 57.6% was earned from direct loans. In addition, we earned $2,247 in interest income on our cash balances.

During the nine months ended September 30, 2023, $10,425,021 or 53.9% of the investment income was earned from loan and trade finance participations and $8,905,532 or 46.1% was earned from direct loans. In addition, we earned $1,762 in interest income on our cash balances.

Expenses

Three months ended September 30, 2024 and 2023

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended September 30, 2024 decreased by $405,408 to $1,882,189 from $2,287,597 for the three months ended September 30, 2023. This decrease was primarily attributable to a decrease in the interest expense of $802,723 due to the leverage facility that was fully repaid in August 2023. This decrease was partially offset by an increase in consulting and legal fees in relation to some of our new projects, including the restructuring of a few investments.

For the three months ended September 30, 2024 and 2023, the asset management fees amounted to $1,400,781 and $1,379,874, respectively. The incentive fees for the three months ended September 30, 2024 and 2023 amounted to $0 and $0, respectively.

Nine months ended September 30, 2024 and 2023

Total operating expenses, excluding the asset management and incentive fees, incurred for the nine months ended September 30, 2024 decreased by $1,279,864 to $6,495,125 from $7,774,989 for the nine months ended September 30, 2023. This decrease was primarily attributable to a decrease in the interest expense of $2,207,040 due to the leverage facility that was fully repaid in August 2023. This decrease was partially offset by an increase in consulting and legal fees in relation to some of our new projects, including the restructuring of a few investments.

For the nine months ended September 30, 2024 and 2023, the asset management fees amounted to $4,149,500 and $4,167,875, respectively. The incentive fees for the nine months ended September 30, 2024 and 2023 amounted to $0 and $0, respectively.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $0 and $2,042,012 for the three months ended September 30, 2024 and 2023, respectively. We recorded net realized losses of $0 and $11,114,481 for the nine months ended September 30, 2024 and 2023, respectively. We recorded net change in unrealized appreciation of $287,405 and $951,316 for the three months ended September 30, 2024 and 2023, respectively. We recorded net change in unrealized appreciation of $1,651,915 and $2,611,916 for the nine months ended September 30, 2024 and 2023, respectively. The net realized loss and net change in unrealized appreciation were primarily driven by macroeconomic events, including the uncertainty created by the COVID-19 pandemic and rising input costs (caused in part by the conflict between Russian and Ukraine) and their impact on the future cash flows generated by our investments as well as the ultimate realization of the underlying collateral.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, we had approximately $878,000 in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from additional debt financing. Our primary use of cash will be to make loans, either directly or through participations, payments of our expenses, payments on our notes and any other borrowings, and cash distributions to our unitholders. We expect to maintain cash reserves from time to time for investment opportunities, working capital and distributions. Due to multiple factors, we have been experiencing inconsistent cash flows and significant constraints on our liquidity, which we expect will continue to be the case in the coming quarters. See “Outlook as of September 30, 2024” above for further information regarding the factors negatively impacting our cash flows.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2024, decreased by $9.1 million compared to the same period in 2023. This decrease is primarily due to a $13.9 million decrease in the proceeds from disposition and paydowns of investments compared to the same period in 2023. This decrease was partially offset by a decrease in redeployment following the repayments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2024, decreased by approximately $23.2 million compared to the same period in 2023. The decrease is primarily attributable to $18 million in repayments of notes payable, along with a decrease of $3.4 million in distributions and a decrease of $1.9 million in the repurchase of units compared to the same period in 2023, as the Company's unit repurchase program was temporarily suspended effective as of April 1, 2023.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TriLinc Global Impact Fund - Cayman, Ltd. ("TGIFC") issued $5 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super, which TGIFC repaid in full in January 2022. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby, we sold a $5.0 million participation interest in one of our term loan positions and, as of March 31, 2023, we had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On November 22, 2022, TGIFC entered into two Facility Agreements (the "Facility Agreements") with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") and BlueOrchard Microfinance Fund ("BlueOrchard") as Lenders. Pursuant to the Loan Documents, each of DEG and BlueOrchard will provide a loan with a principal amount of up to $25 million, for an aggregate principal amount of up to $50 million (the “Credit Facility”). On May 15, 2023, due to a breach of a reporting covenant of our leverage facility caused by the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2022, we and our leverage providers agreed that we would repay the outstanding leverage facility of $18,000,000 by August 31, 2023. The leverage facility was fully repaid by that date. As of September 30, 2024, we had no debt outstanding.

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

Distributions

Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the nine months ended September 30, 2024, total distributions of $4,181,278 were paid in cash and none of the distributions were reinvested under our DRP.

Related Party Transactions

For the nine months ended September 30, 2024 and 2023, the Company incurred $4,149,500, and $4,167,875, respectively, in asset management fees and $0 and $0, respectively, in incentive fees, both of which are paid to the Advisor.

On September 6, 2024, the Company sold $2.01 million of its investment in HINV, S.A. DE C.V. to an entity whose advisor is under common ownership with the Company’s Advisor.

As of September 30, 2024 and December 31, 2023, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $128,048 and $0, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

Legal Proceedings

As of September 30, 2024, the Company was not a defendant in any litigation.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the nine months ended September 30, 2024, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, economic conditions globally remain challenging, particularly for advanced economies, largely due to inflation and a sustained period of high interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023 and have remained stable through September 30, 2024, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors made it more difficult for some borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the legacy effect from borrower companies struggling to recover from the compound impact of approximately three years of economic hardship. However, current macroeconomic conditions have significantly improved for most borrower companies, though improvement ultimately has been slow. Still, the Company has seen several borrowers improve, particularly in 2024, due in large part to the sustained improvement in supply side macroeconomic conditions over the last seven quarters. The Company does not currently expect any material near-term negative changes to the macroeconomic environment to further affect the Company’s borrowers.

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

Subsequent Events

Please see “Notes to Consolidated Financial Statements—Note 9. Subsequent Events.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2024.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of September 30, 2024, the Company was not a defendant in any litigation.

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

For the nine months ended September 30, 2024, no repurchase requests were fulfilled.

For the nine months ended September 30, 2023, the total redemptions were for an aggregate of 1,738 Class A units, 12,781 Class C units and 2,403 Class I units for a total of $115,711.

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. We will promptly notify our unitholders of any changes to the unit repurchase program, including any amendment, suspension or termination of it in our periodic or current reports or by means of other notice. Moreover, the unit repurchase program will terminate on the date that our units are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of managers, a secondary trading market for the units otherwise develops. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement remained suspended through September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the nine months ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

4.1	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 14, 2020.

4.2	Fifth Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024.

31.1*	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

November 14, 2024	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer and interim Chief Financial Officer