Form 10-K
period 2024-12-31
TriLinc Global Impact Fund LLC
filed 2025-03-28
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

As of March 28, 2025, the Company had outstanding 18,303,923 Class A units, 7,759,822 Class C units, 10,582,821 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

FORM 10-K

FOR THE YEAR ENDED December 31, 2024

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

Summary Risk Factors

An investment in units of our common stock involves significant risks. See “Risk Factors” beginning on page 17. These risks include, among others:

•

We have not paid any distributions to our unitholders since March 2024 and there is no assurance as to if or when we will pay distributions in the future. We may not achieve investment results that will allow us to make distributions at a specified level of cash distributions or at all.

•	We have very limited liquidity and to the extent we continue to experience liquidity constraints, our investment activities may be limited, and we may only be able to use cash on hand to pay our expenses. In addition, we may determine to take actions to increase liquidity that we might not otherwise take, such as disposing of all or portions of our interest in particular investments.
•	We operate in a highly competitive market for investment opportunities.
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

•	Our success will be dependent on the performance of our Advisor, including, without limitation, our Advisor's ability to successfully select and oversee local market agents.
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

•

Our units will not be listed on an exchange for the foreseeable future, if ever. Our unit repurchase program is suspended, other than with respect to repurchase requests made in connection with the death or disability of a unitholder. Therefore, it will be difficult for our unitholders to sell their units and, if they are able to sell their units, it likely will be at a substantial discount. Our units are generally illiquid.

•	Our unitholders will not have the opportunity to evaluate our investments before we make them, which makes investment in our units more speculative.
•	Our success will partially depend on the performance of our sub-advisors, and their failure to identify and make investments that meet our investment criteria or perform their responsibilities under their agreements with us may adversely affect our ability to realize our investment objectives.
•	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them.
•	Lack of minimum requirements when lending to small and medium-sized businesses could increase the risk of default.
•	Our unitholders will experience substantial dilution in the net tangible book value of their units equal to the offering costs associated with their units.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2024, the Company has 17 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors.

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

For the years ended December 31, 2023 and 2022, we issued 155,821 and  986,369, respectively, of our units pursuant to our Distribution Reinvestment Plan for gross proceeds of approximately $1,062,000 and $6,927,000, respectively. In addition, for the years ended December 31, 2023 and 2022, we issued 0 and 41,163, respectively, of our units for gross proceeds of approximately $0 and $295,000, respectively, pursuant to our ongoing private placement described above. As of December 31, 2023, $21,439,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

For the year ended December 31, 2024, we had no issuances under either our Distribution Reinvestment Plan or private placement described above. As of December 31, 2024, $21,439,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

As of December 31, 2024, we have issued an aggregate of 56,404,318 of our units, including 8,179,306 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is registered as an investment adviser with the SEC. Led by its Chairman, Chief Executive Officer and interim Chief Financial Officer, Gloria Nelund, its President, Brent VanNorman, its Chief Operating Officer and Chief Compliance Officer, Scott Hall, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors.

We seek to capitalize on the significant investment experience of our Advisor’s management team, which possesses vast experience in financial services and investment. Our CEO, Gloria Nelund, founded our Sponsor in 2008 after a thirty year career in the international asset management industry.

As of the date of filing of this report, we had engagements, through our Advisor, with six third-party investment managers in a sub-advisory capacity to source, evaluate, and monitor investments. We have determined not to make any further investments with two of these sub-advisors, as described below. Our local market sub-advisors have significant experience and established networks in our targeted asset classes, regions and countries, and adhere to the investment parameters as directed by the Advisor’s investment team and our board of managers. Primary sub-advisors, who will source the majority of our investments, must have a minimum five year investment track record and have invested at least $250 million in their target region. Secondary sub-advisors, who focus on a specific region or asset class, must have a minimum three year investment track record and have invested at least $100 million in their target region. All sub-advisors must have continuity in their investment team, including senior management, and an investment strategy that can responsibly deploy appropriate levels of capital. Sub-advisors must have strong, independent risk controls and must screen for and track impact and the Environmental, Social and Governance (ESG) practices of the borrowers.

As of December 31, 2024, the following third-party investment managers were engaged by the Advisor to act as sub-advisors:

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

In addition, as of December 31, 2024, the following third-party investment managers were also engaged to act as sub-advisors, but the Company does not expect to make any further investments with the assistance of these investment managers:

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

During the year ended December 31, 2024, we made no investments, either through trade finance participations or loan participations. Additionally, we received proceeds from repayments and dispositions of investment principal of approximately $14.4 million.

At December 31, 2024, our portfolio included 28 companies and was comprised of $121,679,322 or 45.3% in senior secured term loans, $78,156,693 or 29.1% in senior secured term loan participations, $27,665,139 or 10.3% in senior secured trade finance participations, $13,054,395 or 4.9% in other investments, $25,387,189 or 9.5% in convertible notes, and $2,466,534 or 0.9% in equity warrants. At December 31, 2023, our portfolio included 32 companies and was comprised of $108,317,851 or 41.4% in senior secured term loans, $87,306,046 or 33.4% in senior secured term loan participations, $28,607,328 or 10.9% in senior secured trade finance participations, $14,371,380 or 5.5% in other investments, $21,768,698 or 8.3% in convertible notes, and 1,309,404 or 0.5% in equity warrants.

As of December 31, 2024, we had the following investments, listed by description of the underlying borrower (if applicable):

Description		Sector	Industry Classification	Country	Interest		Maturity (1)		Principal Amount	Fair Value
Sustainable Packaging Manufacturer		Corrugated and Solid Fiber Boxes	Recycling	Ecuador	11.86% Cash / 2.2% PIK / 3% Default		6/18/2025		$ 2,829,356	$ 2,829,356
Resource Trader	(6)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%		6/30/2023	(2)	22,219,566	15,079,739
Cocoa Processor	(5)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	PIK 12.5%		12/31/2024	(5)	19,864,760	19,864,760
Wholesale Distributor	(6)	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%		6/30/2023	(2)	18,484,704	6,531,441
Waste to Fuels Processor		Refuse Systems	Recycling	Mexico	20.0% PIK		12/31/2024	(4)	58,044,788	58,044,788
Waste to Fuels Processor		Refuse Systems	Recycling	Mexico	N/A		N/A	(3)	N/A	2,466,534
Non-Ferrous Metal Trader		Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK		8/18/2025	(2)	21,799,281	19,329,238
SME Financier	(7)	Short-Term Business Credit	Inclusive Finance	Botswana	13.89%		8/18/2023	(2)	5,601,000	2,437,540
Ship Maintenance & Repair Service Provider		Boatbuilding and Repairing	Infrastructure Development	Brazil	14% Cash / 3% PIK		2/28/2025	(4)	7,898,395	7,898,395
Hospitality Service Provider		Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK		3/31/2025		12,122,163	11,809,142
Freight and Cargo Transporter	(6)	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.7% Cash / 4.0% PIK		3/31/2023	(2)	15,092,408	3,874,961
Property Developer	(6)	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK		8/15/2021	(2)	18,717,631	16,540,160
Wheel Manufacturer		Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.0% Cash / 3.0% Default		N/A	(2), (9)	8,275,000	10,397,895
Marine Logistics Provider		Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%		10/31/2026	(2)	5,808,563	5,298,417
Frozen Bakery Products Manufacturer		Retail Bakeries	Responsible Consumer Goods Production	Romania	18.5% Cash		N/A	(9)	6,836,622	7,136,229
Grain Processor G	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK		12/31/2024	(2)	730,724	498,234
Grain Processor F	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.0% PIK		9/19/2025	(2)	14,188,395	12,265,720
Agriculture Distributor	(7)	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	N/A		6/30/2018	(2)	12,500,000	5,723,296
Dairy Co-Operative	(6)	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%		7/29/2019	(2)	5,802,296	4,528,841
Cocoa & Coffee Exporter	(8)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	(10)	12/31/2024	(2)	16,077,863	14,519,154
Seafood Processing Company II	(6)	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%		10/25/2023	(2)	4,424,931	2,893,848
Claim in Bankruptcy	(7)	Other	Other	N/A	N/A		N/A	(2)	5,924,697	3,164,987
Claim in Bankruptcy	(7)	Electric Services	Technological Innovation	Chile	N/A		N/A	(2)	1,456,162	970,393
Claim in Bankruptcy	(7)	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	4,935,048	1,792,698
Claim in Bankruptcy	(7)	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	6,499,323	2,955,774
Profit sharing rights on cocoa distribution		Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A		N/A		1,606,182	1,606,182
Installment under Judicial Recovery		Other	Other	Brazil	N/A		N/A		400,000	303,015
Real estate property		Other	Other	Peru	N/A		N/A		2,428,394	2,261,346
IT Service Provider		Computer Related Services, NEC	Access to Technology	Brazil	4.49% PIK		2/11/2027	(2)	361,990	647,809
IT Service Provider		Computer Related Services, NEC	Access to Technology	Brazil	12.0% PIK		8/11/2026	(2)	26,362,131	24,739,380
Total Investments										$ 268,409,272

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
[3]	This investment is comprised of equity warrants.
[4]	The Company is negotiating with the borrower to amend the loan term to extend the maturity date.
5	Investment is undergoing a restructuring.
6	Investment is in default.
7	Investment is in bankruptcy.
8	Investment is in arbitration.
9	The borrower is required to pay the loan upon request.
10	The interest rate is 9.5% on the first and second trade finance participation and 6.0% on the third trade finance participation.

As of December 31, 2024 and 2023, the composition of our investments based on the Company-created industry classification was as follows:

	As of December 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Industry Classification	Value	of Total	Value	of Total
Access to Technology	$25,387,189	9.5%	$21,768,698	8.3%
Access to Healthcare and Pharmaceuticals	—	0.0%	648,430	0.2%
Inclusive Finance	2,437,540	0.9%	9,049,305	3.5%
Infrastructure Development	36,247,697	13.5%	38,569,964	14.7%
Recycling	63,340,678	23.6%	52,749,207	20.2%
Responsible Consumer Goods Production	17,534,124	6.5%	17,641,954	6.7%
Responsible Industrial Goods Distribution	6,531,441	2.4%	7,032,859	2.7%
Responsible Logistics Management	9,173,378	3.4%	10,175,322	3.9%
Responsible Natural Resources Distribution	34,408,977	12.8%	34,631,447	13.2%
Sustainable Agriculture & Agroprocessing	59,225,818	22.1%	54,068,182	20.7%
Sustainable Aquaculture & Processing	2,893,848	1.1%	3,470,108	1.3%
Sustainable Dairy Production	4,528,841	1.7%	4,289,181	1.6%
Technological Innovation	970,393	0.4%	970,393	0.4%
Other	5,729,348	2.1%	6,615,657	2.6%
Total	$268,409,272	100.0%	$261,680,707	100.0%

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

The industry composition of the Company’s portfolio, at fair value as of December 31, 2024 and December 31, 2023, was as follows:

	As of December 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	7,898,395	2.9%	8,056,522	3.1%
Chemicals and Allied Products	6,531,441	2.4%	7,032,859	2.7%
Chocolate and Cocoa Products	34,383,914	12.8%	29,476,313	11.3%
Coal and Other Minerals and Ores	34,408,977	12.8%	34,631,447	13.2%
Computer Related Services, NEC	25,387,189	9.5%	21,768,698	8.3%
Corn	12,763,954	4.8%	11,869,501	4.5%
Corrugated and Solid Fiber Boxes	2,829,356	1.1%	3,598,133	1.4%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,528,841	1.7%	4,289,181	1.6%
Drugs, Proprietaries, and Sundries	—	0.0%	648,430	0.2%
Electric Services	970,393	0.4%	970,393	0.4%
Freight Transportation Arrangement	3,874,961	1.4%	4,601,330	1.8%
Frozen Fish and Seafood	2,893,848	1.1%	3,470,108	1.3%
Hotels and Motels	11,809,142	4.4%	15,186,805	5.8%
Land Subdividers and Developers	16,540,160	6.2%	15,326,637	5.9%
Motor Vehicle Parts and Accessories	10,397,895	3.9%	10,697,318	4.1%
Personal Credit Institutions	—	0.0%	6,256,964	2.4%
Refuse Systems	60,511,322	22.5%	48,911,704	18.7%
Retail Bakeries	7,136,229	2.7%	6,944,636	2.7%
Short-Term Business Credit	2,437,540	0.9%	2,792,341	1.1%
Soybeans	5,723,296	2.1%	5,723,296	2.2%
Sugarcane and Sugar Beets	—	0.0%	453,112	0.2%
Towing and Tugboat Service	5,298,417	2.0%	5,573,992	2.1%
Other	7,335,530	2.6%	8,652,515	3.2%
Total	$268,409,272	100.0%	$261,680,707	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$15,000,609	5.6%	$14,760,949	5.6%
Botswana	2,437,540	0.9%	2,792,341	1.1%
Brazil	33,588,599	12.5%	30,278,332	11.6%
Cabo Verde	11,809,142	4.4%	15,186,805	5.8%
Cameroon	14,519,154	5.4%	14,476,313	5.5%
Chile	970,393	0.4%	970,393	0.4%
Colombia	—	0.0%	4,245,889	1.6%
Ecuador	5,723,204	2.1%	7,068,241	2.7%
Hong Kong	15,079,739	5.6%	15,302,209	5.8%
Indonesia	19,864,760	7.4%	15,000,000	5.7%
Kenya	3,874,961	1.4%	4,601,330	1.8%
Malaysia	6,531,441	2.4%	7,032,859	2.7%
Mexico	60,511,322	22.5%	50,922,779	19.5%
Morocco	—	0.0%	239,370	0.1%
Namibia	16,540,160	6.2%	15,326,637	5.9%
Netherlands	10,397,895	3.9%	10,697,318	4.1%
Nigeria	6,904,599	2.6%	7,371,480	2.8%
Peru	2,261,346	0.8%	3,375,367	1.3%
Romania	7,136,229	2.7%	6,944,636	2.7%
Singapore	19,329,238	7.2%	19,329,238	7.4%
United Arab Emirates	—	0.0%	648,430	0.2%
Uganda	12,763,954	4.8%	11,869,501	4.5%
N/A	3,164,987	1.2%	3,240,290	1.2%
Total	$268,409,272	100.0%	$261,680,707	100.0%

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

As of December 31, 2024, our largest investment represented approximately 20.6% of our net assets or 21.6% of our total portfolio.

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

On an annual basis, an updated impact assessment is completed. This includes collection of our core impact metrics and borrower company impact objective-specific metrics. In March 2025, the Company published its 2024 Sustainability and Impact Report as of December 31, 2024 on its public website. For the Company's 2024 Sustainability and Impact report, the Company also requested an independent review of certain impact data therein.

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2024 and 2023, we had no borrowings. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated when we were formed.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2024 and 2023, all of our investments were denominated in U.S. Dollars and we had not entered into any hedging transactions.

Investment Advisory Agreements and Fees

We have agreed to pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Second Amended and Restated Advisory Agreement, dated February 14, 2018, by and between the Company and the Advisor, as renewed through March 31, 2026 (the "Advisory Agreement"). The Advisor agreed to waive the payment of incentive fees for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, the Company incurred $5,562,244 and $5,539,005, respectively, in asset management fees and $0 and $0, respectively, in incentive fees to our Advisor.

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

Our Advisor may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Advisor may determine in its sole discretion. In recognition of the challenges resulting from the pandemic between 2020 and 2022, which has had a significant negative impact on our performance and our investors, our Advisor determined to voluntarily waive all incentive fees for the year ended December 31, 2023. This is a waiver, rather than a deferral, and the amounts waived for 2023 will not be paid to our Advisor in the future.

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

We conduct our business primarily through our direct and indirect wholly- and majority-owned subsidiaries, including foreign subsidiaries, which were established to carry out specific activities. Although we reserve the right to modify our business methods at any time, the focus of our business involves providing loans and other financing of the nature described in this Annual Report on Form 10-K. We conduct our operations so that they comply with the limit imposed by the 40% test and we do not hold ourselves out as being engaged primarily, or actually engaged, in the business of investing in securities. Therefore, we expect that we will not be subject to registration or regulation as an investment company of any kind (including, without limitation, a face-amount certificate company, unit investment trust, open-end or closed-end company or a management company electing to be treated as a business development company) under the Investment Company Act. The securities issued to us by our wholly-owned or majority-owned subsidiaries, which subsidiaries will be neither investment companies nor companies exempt under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, will not be investment securities for the purpose of this 40% test.

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

Concentration of credit risk

At December 31, 2024, our portfolio of $268,409,272 (at fair value) included 28 companies and was comprised of $121,679,322 or 45.3% in senior secured term loans, $78,156,693 or 29.1% in senior secured term loan participations, $27,665,139 or 10.3% in senior secured trade finance participations, $13,054,395 or 4.9% in other investments, $25,387,189 or 9.5% in convertible notes, and $2,466,534 or 0.9% in equity warrants. Our largest loan by value was $58,044,788 or 21.6% of our total portfolio and provides for paid in kind (“PIK”) interest, with principal and interest due at maturity. Our 5 largest loans by value comprised 51.6% of our portfolio at December 31, 2024. Participation in loans represented 39.4% of our portfolio at December 31, 2024.

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

We have been facing liquidity constraints, primarily due to our borrowers experiencing challenges in their ability to repay amounts owed to us in a timely manner or at all. Until we are able to accumulate more cash, our primary use of our limited cash will be the payment of our expenses. Most of our investments consist and will continue to consist of loans and other fixed income instruments either originated in private transactions directly with the borrowers or via participation agreements with the direct lenders. In addition to the constraints on liquidity presented by our borrowers' inability to make repayments, our investments may be subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities or react to changes in the market. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have recorded our investments.

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

A portion of our investments bore interest at floating rates based on the London interbank offered rate (“LIBOR”) until September 30, 2024. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR. On March 15, 2022, President Biden signed the Consolidated Appropriation Act of 2022 into law, which included the Adjustable Interest Rate (LIBOR) Act, containing legislation related to the transition away from LIBOR. This legislation was intended to establish a uniform process for replacing LIBOR in existing contracts and securities that continued after the cessation of LIBOR and did not contain clearly defined or practicable fallback provisions. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. The transition away from LIBOR could cause interest rates on our debt to decrease, which could adversely affect our operating results. In addition, uncertainty about the extent and manner of future changes may result in interest rates that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR was phased out completely in June 2023, and new contracts ceased to be written using USD LIBOR at the beginning of 2022. The Company’s legacy loans transitioned from LIBOR to Synthetic LIBOR in July 2023 and this rate was in effect until September 30, 2024.

As of December 31, 2024, 3.4% of the fair value of the Company’s total investments bore interest at floating rates based on SOFR, serving as an alternative rate designated by the Company following the discontinuation of LIBOR. The discontinuation of LIBOR and the use of alternative rates, such as SOFR, could result in interest rate decreases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our unitholders at expected levels or at all.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

We have investments in loans that contain a PIK interest provision, including our largest loan which made up 21.6% of our total portfolio by value as of December 31, 2024. These investments may expose us to higher risks, including the following:

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2024, 39.4% of the fair value of our investment portfolio consisted of participations in loans. As described further in the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, IIG was the sub-advisor with respect to 5 of the 19 investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment. As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, and, in 2017, sold us a $6 million participation in a loan that did not exist. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders. As of December 31, 2024, 6.8% of our portfolio (by fair value) consisted of investments for which IIG was the sub-advisor, all of which are deemed Watch List investments.

We face risks related to health epidemics which could adversely affect our business.

Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease. These effects could include disruptions or restrictions on our employees’ ability to travel, including trips to meet with sub-advisors and borrowers in other countries, which could hinder our ability to effectively oversee our investments. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of the countries where our borrowers operate their businesses.

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

From time to time, our board of managers may change the amount of distributions that are paid, if paid at all. For example, the daily distribution rate was reduced in March 2018 and was further reduced as of May 1, 2021. Since our NAV per unit can vary from quarter to quarter, if our board of managers continues to authorize daily distributions at an annualized rate that is based on our most recently determined NAV per unit, it is likely that the per unit dollar amount of distributions paid to our unitholders will similarly vary. For the year ended December 31, 2023, we paid distributions to unitholders for the months of January through June 2023, but we did not pay the distributions on our regular cadence and instead paid some of the distributions months after the month to which the distributions related. We did not resume the payment of regular monthly distributions for the year ended December 31, 2024, but paid two special distributions to unitholders in February and March 2024. We cannot provide any assurances as to when or if we will pay any additional distributions to our unitholders.

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

As of December 31, 2024, we were not engaged in any hedging transactions. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

If any future debt arrangements are collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets, and if we default on our payments, our credit holders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2024, we had no debt outstanding.

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

As of December 31, 2024, we had no debt outstanding.

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

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. As of December 31, 2024, we had 19 borrowers who had failed to repay principal and interest and were included on our Watch List. Please see the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the Watch List.

Prepayments by our borrowers could adversely impact our operating results, reducing total income and increasing the number of investments the Company will have to execute.

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2024 and 2023, we did not receive any such material prepayments.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2024 and 2023, we have made loans to companies located in Argentina, Botswana, Brazil, Cabo Verde, Cameroon, Chile, Colombia, Ecuador, Hong Kong, Indonesia, Kenya, Malaysia, Mexico, Morocco, Namibia, Netherlands, Nigeria, Peru, Romania, Singapore, United Arab Emirates, and Uganda. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include the economic disruption and changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Moreover, the new U.S. presidential administration may introduce various risks, including tariffs, tax policies, trade conflicts, and sanctions or restrictions on specific countries or companies which could adversely affect the profitability of our non-U.S. investments.

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

•

Geopolitical Risk: Given that we invest in developing economies, there is a possibility of nationalization, expropriation, unfavorable regulation, economic, political, or social instability, military conflict, including the conflict between Russia and Ukraine, the ongoing conflicts in the Middle East, war, or terrorism which could adversely affect the economies of a given jurisdiction or lead to a material adverse change in the value of our investments in such jurisdiction. Furthermore, the new U.S. presidential administration’s implementation of tariffs on certain non-U.S. countries and any retaliatory measures taken by those countries may prohibit or discourage us from transacting with or in those countries.

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

Therefore, we may underperform or perform differently than other portfolios that do not have an ESG or impact investment focus. As part of our strategy, we utilize screening and other exclusionary tools in our ESG and impact investing methodology. As such, we may forego opportunities to make certain investments when it might otherwise be advantageous to do so, or redeem investments based on their ESG and impact methodology criteria when it might otherwise be disadvantageous to do so. Further, in assigning an ESG and Impact Rating, we may depend on information that is incomplete, inaccurate or unavailable and investments that are assigned a higher rating may underperform similar investments or borrower companies with lower ratings. More recently, there has been a rise in “anti-ESG” sentiment, which has been gaining momentum in the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, initiatives, or issued related legal opinions. On January 20, 2025, President Trump signed an executive order characterizing such initiatives as illegal. Policies, legislation, initiatives, litigation, legal opinions, and scrutiny regarding ESG policies could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals who have been placed on the sanctions list administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”).  In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries or subject to certain sanction programs regardless of whether such individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us and our sub-advisors to identify sanctioned parties and prevent dealings with them or significantly restrict or limit investment activities in certain jurisdictions. Furthermore, President Trump's imposition of tariffs on such non-U.S. countries and any retaliatory measures taken by those countries may prohibit or discourage us from transacting with or in those countries.

Lack of compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition, our ability to make distributions to you and the value of your investment. On February 10, 2025, President Trump issued an executive order ceasing the commencement of any new FCPA investigations or enforcement actions for a period of 180 days while the Attorney General conducts a review and issues revised enforcement guidelines regarding the FCPA. The outcome of the Attorney General's review and whether enforcement actions and investigations will be resumed following such 180-day period is uncertain.

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

Our success will be dependent on the performance of our sub-advisors, and their failure to identify and make investments that meet our investment criteria or perform their responsibilities under the sub-advisory agreements may adversely affect our ability to realize our investment objectives.

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

If we were taxable as a corporation, we would not be entitled to “pass through” our income and losses to our unitholders. Instead, we would, among other things, be subject to income tax on our income and profits in the same manner and at the same rate as a corporation, and our losses, if any, would not pass through to the unitholders. Unitholders would be taxed upon distributions in the same manner that corporate shareholders are taxed on corporate distributions, resulting in distributions being treated (i) as taxable dividends to the extent of our earnings and profits, (ii) as non-taxable returns of capital to the extent they exceed our earnings and profits, up to the unitholder’s basis in its units, and (iii) thereafter as gain on sale of the unitholder’s units.

Transfer restrictions imposed with respect to our interests and potential restructurings or agreements we enter into to avoid publicly traded partnership status, may adversely impact a unitholder’s ability to transfer or sell its units.

No transfer of an interest may be made if it would result in the Company being treated as a publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended, or the Code. We may, without the consent of any unitholder, amend our operating agreement in order to improve, upon advice of counsel, the Company’s position in avoiding such publicly traded partnership status for the Company (and we may impose time-delay and other restrictions on recognizing transfers or on repurchases pursuant to unit repurchase program as necessary to do so). Furthermore, we, upon advice of counsel, may restructure the Company (including the creation or liquidation of subsidiary entities) and/or enter into any agreements that we deem necessary, without the prior approval of the unitholders, if such activities are reasonably determined by us, in our sole discretion, to avoid the Company being characterized as a publicly traded partnership under the Code.

Unitholders may be allocated taxable income in excess of the cash available for distribution to them.

For U.S. federal income tax purposes, we may be required to include in taxable income certain amounts that we have not yet received in cash, such as "original issue discount," which may arise if we receive warrants in connection with the making of a loan, or contracted payment-in-kind, or PIK, interest (contractual interest added to the loan balance and due at the end of the loan term). Such original issue discount could be significant relative to our overall investment activities and will be included in taxable income before we receive any corresponding cash payments. If a borrower defaults on a loan that has original issue discount, it is possible that accrued interest previously reported as investment income will become uncollectible. Original issue discount is just one example of taxable income that may be recognized without corresponding cash. We may also be required to include in taxable income certain other amounts that we will not receive in cash.

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

We have not requested and do not currently intend to request rulings from the IRS with respect to any of the U.S. federal income tax consequences to the Company or our unitholders. Thus, positions to be taken by the IRS as to any such tax consequences could differ from positions taken by us. If we are audited and the IRS challenges certain U.S. federal income tax positions taken by us, any adjustment to our return resulting from such an audit would result in adjustments to tax returns of our unitholders and might result in an examination of items in such returns unrelated to their investment in the units or an examination of tax returns for prior or later years. Moreover, we and our unitholders could incur substantial legal and accounting costs in contesting any IRS challenge, regardless of the outcome. Our management generally will have the authority and power to act for, and bind the Company in connection with, any such audit or adjustment for administrative or judicial proceedings in connection therewith.

In certain circumstances, the IRS may collect taxes (together with applicable interest and penalties) directly from the Company following a determination that the Company has underreported taxable income to our unitholders with respect to such years. The payment of such taxes by the Company would reduce the funds available for distribution by the Company, and could adversely affect the value of our units.

Legislative or regulatory action could adversely affect our unitholders.

All statements contained in this Annual Report on Form 10-K concerning the expected U.S. federal income tax consequences of any investment in the Company are based upon existing law and the interpretations thereof. The U.S. federal income tax treatment of an investment in the Company may be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of our unitholders.

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in partnerships, and it is possible that additional legislation may be enacted in the future. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. We cannot predict whether, when or to what extent any new U.S. federal income tax laws, regulations, interpretations or rulings will impact the Company. Investors are urged to consult their tax advisors regarding the effect of potential future changes to the U.S. federal income tax laws on an investment in our units.

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

We will use reasonable commercial efforts to cause all tax filings to be made in a timely manner (taking permitted extensions into account); however, investment in the Company may require the filing of tax return extensions. Unitholders may have to obtain one or more tax filing extensions if the Company does not deliver Schedules K-1 by the due date of the unitholders’ returns. Although our management will attempt to cause the Company to provide unitholders with estimated annual U.S. federal income tax information prior to March 15th, the Company may not obtain annual U.S. federal income tax information from all borrowers by such date and tax return extensions may be required to be filed by unitholders. Moreover, although estimates will be provided to the unitholders by the Company in good faith based on the information obtained from the borrowers, such estimates may be different from the actual final tax information and such differences could be significant, resulting in interest and penalties to the unitholders due to underpayment of taxes or loss of use of funds for an extended period of time due to overpayment of taxes. Furthermore, the Company’s activities may require unitholders to file in multiple jurisdictions if composite state returns are not filed by the Company. We may file composite state tax returns for the benefit of unitholders that elect to participate in the filing of such returns.

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

We have and may continue to conduct our activities in foreign jurisdictions and, in conjunction therewith, we have formed multiple subsidiaries to conduct such activities and we may form additional subsidiaries. The conduct of activities in foreign jurisdictions (whether or not foreign subsidiaries are formed to conduct such activities) may result in the Company or its subsidiaries being subject to tax in such foreign jurisdictions. Taxes paid by the Company in such foreign jurisdictions will reduce the cash available for distribution to the unitholders. However, because we are taxable as a partnership for U.S. federal income tax purposes, certain foreign income taxes paid by the Company may generate a foreign tax credit that will be allocated to each unitholder, which may be used to reduce, on a dollar-for-dollar basis, the tax liability of such unitholder.

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

Risks Relating to Our Units

The units sold will not be listed on an exchange for the foreseeable future, if ever. Our unit repurchase program is suspended, other than with respect to repurchase requests made in connection with the death or disability of a unitholder. Therefore, it will be difficult for our unitholders to sell their units and, if they are able to sell their units, they will likely sell them at a substantial discount. Our units are generally illiquid.

Our units are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, our unitholders should not rely on our unit repurchase program as a method to sell units promptly because our unit repurchase program includes numerous restrictions that limit the unitholders’ ability to sell their units to us, and our board of managers may amend, suspend or terminate our unit repurchase program at any time. In particular, the unit repurchase program provides that we may make repurchase offers only if our unitholders have held our units for a minimum of one year, we have sufficient funds available for repurchase from our distribution reinvestment plan and to the extent the total number of units for which repurchase is requested in any 12 month period does not exceed 5% of our weighted average number of outstanding units as of the same date in the prior 12 month period. Therefore, it will be difficult for our unitholders to sell their units promptly or at all. We were not able to fulfill all repurchase requests submitted during the year ended December 31, 2022 because they exceeded the limitations of the program and we repurchased a pro rata amount of the unitholders’ requests. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the Distribution Reinvestment Plan ("DRP") and the unit repurchase program effective April 1, 2023. The Company's unit repurchase program has been reinstated, but only with respect to repurchase requests made in connection with the death or disability of a unitholder. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information. If our unitholders are able to sell their units, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell units to someone in those states.

Although the Company has a perpetual duration, it disclosed previously that if the Company did not consummate a liquidity event by August 25, 2021, it would commence an orderly liquidation of its assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation is not in the best interests of the Company’s unitholders. Since then, the continuation of the Company’s operations has been regularly monitored and reviewed by the board of managers on a quarterly basis. The board of managers may, in its discretion, pursue a liquidation of the Company or one or more alternative transactions in the event it deems such action to be appropriate.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2024, we have incurred a cumulative total of approximately $17.3 million in offering costs which has been reimbursed to our Sponsor.

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

Terrorist acts, military conflicts, including the ongoing conflict between Russia and Ukraine, the Red Sea crisis precipitated by Yemen's Houthi movement and the Israel-Hamas war, acts of war or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. Future terrorist activities, civil war, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties in the regions in which we may invest, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. With increasingly sophisticated cybersecurity threats and attacks becoming more frequent globally, we are more susceptible to operational and information security risks resulting from breaches in cybersecurity. The primary risks that could directly result from the occurrence of a successful cyber incident include operational interruption, damage to our reputation and business relationships, and compromise or corruption of our confidential information.  In addition, our third-party service providers including contractors, consultants, custodians, administrators, sub-advisors, borrower companies, suppliers with whom we conduct business are also subject to cybersecurity threats. In many cases, we must rely on the controls and safeguards put in place by such third parties to defend against, respond to, and report these incidents, and we cannot provide any assurances that confidential information will not be compromised should they become exposed to a cybersecurity incident. See "Part I, Item 1C. Cybersecurity" for information about our cybersecurity policies and practices.

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

The Company’s Co-Chief Information Officers are the members of the Company’s management principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Co-Chief Information Officers work in coordination with the other members of the IRT, which includes our Co-Chief Information Officers, our Chief Operating Officer, and their designees. The Company’s Co-Chief Information Officers have each served in various roles in information technology and information security for over 30 years, including in leadership positions with both small and large companies. The Co-Chief Information Security Officers each have extensive knowledge in technology and cybersecurity. The Company’s President and interim Chief Financial Officer, Chief Operating Officer, and Chief Compliance Officer each hold undergraduate, and, in some cases, graduate, degrees in their respective fields, and each have over 20 years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2024, the Company was not a defendant in any litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Net Asset Value

There is no public trading market for our units.

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of a third-party independent valuation firm as to the reasonableness of our internal estimates of fair value of selected investments and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. Our board of managers has determined our estimated net asset value, as of December 31, 2024, to be approximately $5.89 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as compared to approximately $5.72 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as of December 31, 2023. The increase of approximately $0.17 in the estimated net asset value from December 31, 2023 to December 31, 2024 was primarily due to the improvement in macroeconomic conditions as well as some of the Company's borrowers gradually ramping up their trading activities.

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

As of December 31, 2024, there were 18,303,923 Class A units outstanding held of record by 3,768 persons, 7,759,823 Class C units outstanding held of record by 1,892 persons, 10,582,818 Class I Units outstanding held of record by 1,944 persons, 24,555 Class W units outstanding held of record by four persons, 2,683,015 Class Y units outstanding held of record by 227 persons, and 8,423,851 Class Z units outstanding held of record by two persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

From July 2013 through June 2023, the Company paid monthly distributions for all classes of units. The Company did not pay regular monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. Although the Company did not pay regular monthly distributions for periods subsequent to June 2023, the Company paid two special distributions in February and March 2024. For the years ended December 31, 2024 and 2023, $4,181,278 and $9,462,268, respectively, of these distributions were paid in cash and $0 and $1,060,693, respectively, were reinvested in units for those unitholders participating in the Company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2024, we did not issue any unregistered units.

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

For the year ended December 31, 2024, no repurchase requests were fulfilled.

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

Distribution Reinvestment Plan

We have adopted the DRP pursuant to which our unitholders who have purchased Units in the Offering may elect to have the full amount of their cash distributions from us reinvested in additional units of the same class. On March 7, 2018, our board of managers approved an amendment to our distribution reinvestment plan, pursuant to which, commencing with distributions declared for the month of March 2018, units issued pursuant to the Distribution Reinvestment Plan are issued at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment.

Following the termination of the Offering, we continued to offer units pursuant to our DRP. Although there are no distribution fees that are paid for any Class C units sold pursuant to the DRP, distribution fees have been and may be paid on an ongoing basis for Class C units sold pursuant to other Company offerings. Because distribution fees payable with respect to Class C units sold in other offerings are paid from and reduce the amount available for distribution on all Class C units, distributions will be reduced for Class C units purchased pursuant to the DRP. This will result in lower cash distributions with respect to the Class C units than the cash distributions with respect to Class A and certain Class I units. We may amend, suspend or terminate the distribution reinvestment plan at our discretion.

For the period from June 12, 2013 through December 31, 2024, we issued 8,179,306 units totaling approximately $66,897,000 of gross offering proceeds pursuant to our Distribution Reinvestment Plan.

Given that we had not filed our Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, we temporarily suspended our DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024.

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

For the year ended December 31, 2024, we did not issue any units through the private placement or the DRP. As of December 31, 2024, $21,439,000 in units remained available for sale pursuant to the Distribution Reinvestment Plan.

From our inception to December 31, 2024, we have issued an aggregate of 56,404,318 of our units, including 8,179,306 units issued under our Distribution Reinvestment Plan, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our Distribution Reinvestment Plan (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000.

Outlook

Over the last three years, the global economy weathered tighter monetary policy triggered by high inflation better than most economists originally forecasted, particularly the United States. Many of the Company’s borrowers experienced significant negative effects during the 2020 - 2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies are struggling to recover from the compound impact of approximately three years of economic hardship, while current macroeconomic conditions are not strong enough for borrower companies to achieve a rapid and significant recovery in operating performance. The prospect of significant tariffs imposed by the new U.S. presidential administration on certain non-U.S. countries and the potential for reciprocal retaliatory tariffs is a critical near-term macroeconomic risk factor that could negatively affect the Company's borrowers. Indeed, although the Company’s NAV per unit increased by approximately $0.17 as of December 31, 2024, compared to the NAV per unit as of December 31, 2023, the increase in NAV reflects the cumulative effect of several factors, including the gradual ramp-up of trading activities by some of the Company's borrowers, global economic conditions, inflation and the dramatic rise in interest rates, most of which preceded the year ended December 31, 2024.

The combination of weakened borrower companies, still attempting to recover from the historically bad 2020-2022 pandemic/broken supply chain period, and weakened demand in the current macro-economic environment, has made it challenging for the Company’s borrowers to repay their obligations to the Company, as discussed above. As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarter. In addition, the Company’s unit repurchase program, which was suspended effective April 1, 2023, has been reinstated, but only with respect to repurchase requests made in connection with the death or disability of a unitholder. Our NAV per unit as of December 31, 2024 is higher than it would have been if the Company had continued to pay regular monthly distributions throughout 2024.

The Company intends to continue pursuing multiple strategies in order to address its temporary liquidity needs, which may include the sale of all or a portion of certain investments, seeking to obtain new credit facilities and the pursuit of additional financing transactions as needed to supplement cash flows. For example, during 2024, the Company sold its remaining investment in HINV, S.A. DE C.V. to an entity whose advisor is under common ownership with the Company's Advisor for a sale price of $2 million and sold a portion of its investment in TriLinc Peru S.A.C. to an entity whose advisor is under common ownership with the Company's Advisor for a sale price of $1 million.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2024, more than a majority of our investments were in the form of participations, and we expect that future investments will continue to be primarily participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for participations generally will be the respective sub-advisor or its affiliate that originates the loan in which we are participating. We will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

Portfolio and Investment Activity

During the year ended December 31, 2024, the Company did not make any new investments. Additionally, we received proceeds from repayments and dispositions of investment principal of approximately $14.4 million.

During the year ended December 31, 2023, the Company invested approximately $11.3 million across six separate portfolio companies, including three new borrowers. The Company's investments consisted of senior secured trade finance participations, senior secured term loan participations, senior secured term loans, other investments, and equity warrants. Additionally, we received proceeds from repayments of investment principal of approximately $35.8 million.

At December 31, 2024 and 2023, the Company’s investment portfolio included 28 and 32 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of December 31, 2024		As of December 31, 2023
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$121,679,322	45.3%	$108,317,851	41.4%
Senior secured term loan participations	78,156,693	29.1%	87,306,046	33.4%
Senior secured trade finance participations	27,665,139	10.3%	28,607,328	10.9%
Convertible notes	25,387,189	9.5%	21,768,698	8.3%
Other investments	13,054,395	4.9%	14,371,380	5.5%
Equity warrants	2,466,534	0.9%	1,309,404	0.5%
Total investments	$268,409,272	100.0%	$261,680,707	100.0%

As of December 31, 2024, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 7.6%, 13.3%, 15.6%, and 11.8%, respectively, for a weighted average yield on investments of approximately 12.6% on our total portfolio.

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

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of December 31, 2024 and 2023, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At December 31, 2024, 14 portfolio companies were on non-accrual status with an aggregate fair value of approximately $100,342,070 or 37.4% of the fair value of the Company’s total investments. At December 31, 2023, 18 portfolio companies were on non-accrual status with an aggregate fair value of approximately $104,441,067 or 39.9% of the fair value of the Company’s total investments. Interest income not recorded relative to the original terms of the loans to the companies on non-accrual status amounted to approximately $17,419,000 and $15,204,000, respectively for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company had 19 and 23 Watch List investments, respectively.

As of December 31, 2024, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Year-Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Trustco Group Holdings Ltd. (3)	$18,717,631	$16,540,160	$—	N/A	Collateral based approach	$654,877	$629,425	$2,566,343	$2,458,528
Maritime One Limited	5,808,563	5,298,417	41,201	N/A	Income approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,723,296	—	N/A	Income approach	—	—	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,528,841	1,347,047	N/A	Collateral based approach	158,216	158,216	629,424	627,704
IIG TOF B.V. (2), (3)	5,924,697	3,164,987	—	N/A	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd. (3)	21,799,281	19,329,238	1,513,671	N/A	Income approach	686,878	637,354	2,666,253	1,851,413
Ecsponent Holdings Limited (1), (3)	5,601,000	2,437,540	—	Scipion	Hybrid income/collateral based approach	198,894	214,223	829,740	797,282
Producam S.A. (3)	16,077,863	14,519,154	—	Scipion	Income approach	456,660	408,346	1,754,571	1,565,643
Multiple ICD (Kenya) Limited (3)	15,092,408	3,874,961	—	N/A	Collateral based approach	695,464	689,402	2,780,444	2,631,475
Agilis Partners Holding LLC (1)	730,724	498,234	23,903	Origin	Income approach	—	—	—	—
Agilis Partners	14,188,395	12,265,720	1,691,418	Origin	Income approach	—	—	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,393	3,699	N/A	Collateral based approach	—	—	—	—
Limas Commodities House Limited (3)	22,219,566	15,079,739	—	N/A	Income approach	822,016	732,541	3,133,994	2,785,764
Vikudha Malaysia Sdn Bhd (3)	18,484,704	6,531,441	—	N/A	Hybrid income/collateral based approach	652,630	607,993	2,529,286	2,350,666
Qintess Tecnologia e Participacoes Ltda, Series B	26,362,131	24,739,380	—	TRG	Income approach	—	—	—	—
Cevher International B.V. Netherlands (1)	8,275,000	10,397,895	3,819,407	CCL	Income approach	—	—	—	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	2,893,848	—	N/A	Hybrid income/collateral based approach	132,871	135,759	528,596	135,759
Total Watchlist	$214,899,723	$153,541,716	$8,440,346			$4,458,506	$4,213,259	$17,418,651	$15,204,234

1

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2024. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2024 is presented below.

2	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
3	Investments were on non-accrual status.

As of December 31, 2023, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd. (3)	$18,717,631	$15,326,637	$—	Helios	Collateral based approach
Maritime One Limited	6,929,992	5,573,992	21,740	Helios	Income approach
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,723,296	—	IIG	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	IIG	Collateral based approach
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,289,181	1,347,047	IIG	Collateral based approach
IIG TOF B.V. (2), (3)	6,000,000	3,240,290	—	IIG	Collateral based approach
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	IIG	Collateral based approach
Triton Metallics Pte Ltd. (3)	21,799,281	19,329,239	1,513,671	TransAsia	Income approach
Ecsponent Holdings Limited (1), (3)	5,601,000	2,792,341	—	Scipion	Hybrid income/collateral based approach
Producam S.A. (3)	16,035,023	14,476,313	—	Scipion	Income approach
Global Pharma Intelligence Sarl (1), (3)	648,430	648,430	134,215	Scipion	Collateral based approach
Mac Z Group SARL (1), (3)	1,433,058	239,371	—	Scipion	Collateral based approach
Multiple ICD (Kenya) Limited (3)	15,063,954	4,601,330	—	Barak	Hybrid income/collateral based approach
Agilis Partners Holding LLC (1)	644,238	411,748	21,074	Origin	Income approach
Agilis Partners	13,101,741	11,457,753	1,184,071	Origin	Income approach
Usivale Industria E Commercio Ltda (1), (3)	600,060	453,112	—	N/A	Income approach
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,394	276,032	Alsis	Collateral based approach
Limas Commodities House Limited (3)	22,219,566	15,302,209	—	TransAsia	Income approach
Vikudha Malaysia Sdn Bhd (3)	18,484,704	7,032,859	—	TransAsia	Hybrid income/collateral based approach
Qintess Tecnologia e Participacoes Ltda	23,873,872	21,768,698	—	TRG	Income approach
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	3,470,108	119,451	WCA	Hybrid income/collateral based approach
Equity Participation in Cocoa Transaction (1), (3)	1,797,488	1,797,488	—	N/A	Income approach
TriLinc Peru S.A.C.	3,502,265	3,375,367	—	N/A	Collateral based approach
Total Watchlist	$212,070,063	$147,028,628	$4,617,301

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

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including five of the 19 Watch List investments as of December 31, 2024. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of December 31, 2024 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Since then, there have been several iterations of the settlement terms, with each set of terms representing slightly better terms for the lenders. The final restructuring proposal was submitted on December 31, 2024. As Argentinian courts were closed for the month of January 2025, we were advised in early March 2025 that the court and bankruptcy trustee validated that the proposal had received the creditor approvals that are legally required for the court to be able to proceed with the approval of the restructuring plan. The Company expects the court to review the case for approval of the restructuring plan.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account. As of December 31, 2024, the creditors are now working with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Sancor Cooperativas Unidas Limitada

In April 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company did not receive any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. During the year ended December 31, 2021, Sancor was engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower. The Company is cooperating with the lenders group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt. In July 2024, a joint liquidation agreement for the warrants was executed between Sancor and the creditor group, providing for the immediate liquidation of 70% of the warrants, the proceeds of which were to be transferred to the creditors, with the remaining warrants to be liquidated, deposited into an escrow account, and paid in four equal installments starting in September 2024. In August 2024, a deposit of approximately $500,000 was transferred to an Argentinean escrow agent to be held for 9 to 12 months on behalf of all creditors, with a currency hedge in place. While a partial payment of $150,000 was paid in September 2024, Sancor has not fulfilled its installment obligations as agreed per the joint liquidation agreement. In the aggregate, Sancor has paid only approximately $650,000 of the $2.2 million owed through 2024 to the escrow account in Argentina. As a result, counsel arranged for the auction of the warrants to be recommenced; however, in December 2024, Sancor requested to pause the auction process in exchange for an immediate payment of $80,000. In the interest of providing Sancor with further time to repay the debt, counsel agreed. Sancor deposited $40,000 into the escrow account in December 2024 and advised that a second payment of $40,000 would be forthcoming in 2-3 weeks. Payment was never received, so counsel once again began the process of auctioning the warrants. The auction is expected to begin late in the first quarter or early in the second quarter of 2025. In early February 2025, Sancor filed for concurso preventivo protection (equivalent to U.S. Chapter 11) in Argentina, which is being reviewed and considered by the local court. The focus will now shift to ensuring that the lenders group is properly represented in the proceedings as a major creditor.

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

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and has agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company and the restructuring process is finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value of the investment decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no accrued interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. As of December 31, 2024, while the Company is continuing to work with the borrower to process and sell the remaining coffee, it is expected that recovery will come primarily from the legal claim through the UK courts against the collateral manager and its insurer.

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

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies Ecsponent is a part of and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent.  The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Botswana to reach an agreement, which the Company expects to progress in future quarters. During 2024, conversations continued with Ecsponent’s CEO about the best way to restructure the loan, possibly into a new entity. Furthermore, an insurance claim is underway through the Company’s sub-advisor, Scipion, and counsel is being consulted regarding the potential for claims against management for the misapplied financing as an additional source of recovery. As a result, a decrease in fair value of approximately $355,000 was recognized during the year ended December 31, 2024.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower. Origin, the borrower and the Company are in the late stages of finalizing a restructuring of the loans, which will likely result in the Company taking control of 100% of the equity of the borrower, with a plan to retain and incent management to achieve a successful exit in a reasonable time frame. Due to a delay in restructuring, a decrease in fair value of approximately $279,000 was recognized during the year ended December 31, 2024.

Investments through CEECAT Capital Limited & CCL Investments SARL ( “ CCL ” ) as the Sub-Advisor

Cevher International B.V. Netherlands

In February 2019, the Company purchased a $8,275,000 Participation in a term loan facility with Cevher International B.V. Netherlands (“Cevher”), a Netherlands-domiciled company which wholly owns Cevher Jant Sanayii A.S., a manufacturer of aluminum alloy wheels in Turkiye.

In the beginning of 2024, Cevher encountered liquidity and operational challenges due to soaring inflation in Turkiye, which reached 68.5% in March 2024. This sharp rise in inflation led the aluminum workers' union, which includes Cevher factory employees, to impose substantial wage increases. Despite high inflation and rising labor costs in 2024, Cevher is projected to generate €17.0 million in reported earnings before interest, taxes, depreciation and amortization ("EBITDA"), a non-GAAP measure, for the year, largely driven by favorable price adjustments from one of the world's largest automobile manufacturers. While Cevher has received a high volume of sales orders for 2025, these ongoing challenges continue to threaten its business. Consequently, a negative valuation adjustment of approximately $1,002,000 was recognized for the year ended December 31, 2024.

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

A trial was held for the Elisenheim property case in Namibia from June 24, 2024 to July 5, 2024. The judge ruled in favor of Helios, and a hearing was set for July 14, 2024 during which the judge determined that the judge presiding over the case to enforce the UK judgement in Namibia should first rule on the referral relief. A case management meeting for the UK Trustco case was held on December 10, 2023, and a hearing was set for July 31, 2024 during which the judge gave Trustco time to determine if they will bring an application for leave. At a subsequent hearing held on November 28, 2024, the judge set trial dates for September 2-12, 2025.

Maritime One Limited (formerly known as Helios Maritime I)

Between  July 2015 and December 2017, the Company purchased six Participations totaling $15,300,000 in a term loan facility with Maritime One Limited (“Maritime”), a company setup for the purposes of on-lending to Starz Investment Company, Ltd., a Nigerian shipping and logistics company for the purpose of acquiring a handling tug vessel. Repayment on this position has been slower than originally anticipated due to delays in acquiring a long-term contract, which was further prolonged based on challenges presented by the COVID-19 pandemic and the volatility in oil prices. The borrower has pledged a marine vessel as collateral in support of its repayment obligations under this facility.

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt ("Tranche 1") and restructured amortization profile ("Tranche 2"). An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Naira, which is a difficult currency to convert to USD. As of June 30, 2023, approximately 3 billion Naira were converted and paid, completing Tranche 1 requirements. The Company began to service the remaining loan in Tranche 2 with a payment in September 2023. An agreement on the final terms of the full restructuring was reached in the fourth quarter of 2023. The borrower has continued servicing the debt since the restructuring was completed. As a result, an increase in fair value of approximately $846,000 was recognized during the year ended December 31, 2024.

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

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the collateral, which primarily consists of a land parcel in Ecuador. Due to the recent instability in Ecuador, the value of the land has decreased. The instability in Ecuador has improved; however, real estate prices remain relatively low. During the second quarter of 2024, the Company has engaged several brokers on a non-exclusive basis to begin marketing the property for sale.

Qintess Tecnologia e Participacoes Ltda

Beginning in June 2019, the Company made investments through TRG Management LP. (“TRG”) in Qintess Tecnologia e Participacoes Ltda. (“Qintess”), an IT service provider located in Brazil, comprised of two term loan participations for an outstanding aggregate amount of approximately $22,557,000 prior to the settlement agreement in 2023 described below.

In the beginning of 2023, Qintess started experiencing liquidity issues and delaying scheduled repayments. The Company, through TRG, made an attempt to support Qintess through debt restructuring and entered into a settlement agreement for the outstanding amount in August 2023. Through the restructuring, multiple classes of convertible notes were issued to the Company. The principal amounts of those notes are convertible into Class A and B units representing membership interests in Qintess Global, LLC, a newly formed Delaware limited liability company that holds 100% of the equity of Qintess. Although Qintess has not yet achieved positive EBITDA or cash flow, the restructuring, cost-cutting efforts and new contracts have resulted in improved performance for Qintess. The position has been performing as expected since the restructuring in August 2023. As a result, an increase in fair value of approximately $768,000 was recognized during the year ended December 31, 2024.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility, and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it managed its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the year ended December 31, 2024, the borrower was able to modestly increase its trading business; however, considering the extended timeline anticipated for business ramp-up, the borrower is not expected to be able to provide debt service for the next 12 months.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and the borrower was able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a wind-up petition against the company’s Hong Kong-based parent company and loan guarantor. The Company issued a Reservation of Rights Letter to Vikudha in June 2022. Subsequently, in August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the wind-up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes; however, as this process has continued to be delayed, the probability of more negative scenarios, including ultimate liquidation, have increased. As a result of the continued delays, a negative valuation adjustment during the year ended December 31, 2024 of approximately $501,000 was recognized.

Limas Commodities House Limited

In August 2017, the Company provided a $15,000,000 senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructuring legal proceedings concluded during the third quarter of 2022 which extended repayment of the debt and reduced the future interest rate from 11.5% to 10%. The borrower has progressed slowly towards materially ramping up its trading activity, with the expectation that progress will be accelerated once Limas receives its production quotas from the government, which are now expected to be issued by the end of the second quarter of 2025. Part of the collateral package for this loan are proceeds from the Korean cases, which continue to be delayed. As a result, a negative valuation adjustment during the year ended December 31, 2024 of approximately $222,000 was recognized.

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Limited ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. While the loan is no longer on standstill, the lenders are requiring additional progress with the negotiations to renew it. During the second half of 2024, progress on the restructuring stalled as there were parties potentially interested in acquiring MICD and Multiple Hauliers, a sister company. The ongoing uncertainty regarding the restructuring continued to increase the probability that MICD may be liquidated; however, in early 2025, the senior lenders agreed to meet with TriLinc to discuss a potential settlement of the mezzanine lenders’ debt. These discussions are currently in progress. Also, it was determined during the fourth quarter of 2024 that the elevation to lender of record was not possible due to the requirements to re-register the security.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of December 31, 2024. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. Our interest receivable balances at December 31, 2024 and 2023 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Investment income
Interest income	$6,691,428	$1,165,191
Payment-in-kind interest income	18,492,603	13,955,217
Fee income	485,906	600,255
Other income	184,788	126,680
Interest from cash	2,264	2,371
Total investment income	25,856,989	15,849,714
Expenses
Asset management fees	5,562,244	5,539,005
Professional fees	6,372,609	5,794,194
General and administrative expenses	1,462,370	1,252,473
Interest expense	—	2,097,564
Board of managers fees	257,500	257,500
Total expenses	13,654,723	14,940,736
NET INVESTMENT INCOME	12,202,266	908,978
Net change in unrealized appreciation on investments	1,737,905	14,738,290
Net realized losses on investments	(1,471,793)	(15,238,313)
Foreign exchange gain	—	5,644
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$12,468,378	$414,599

Revenues

For the years ended December 31, 2024 and 2023, total investment income amounted to$25,856,989 and $15,849,714, respectively. Interest income and PIK interest income increased by $5,526,237 and $4,537,386, respectively, during 2024, resulting in a combined increase of $10,063,623 compared to the same period in 2023. This was primarily driven by a significant write-off of approximately $9.1 million in interest receivable in 2023. Fee income decreased by $114,349 in 2024, primarily due to the full amortization of certain deferred revenue during the year ended December 31, 2024. Other income primarily consists of certain rental income, payments from legal settlements and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the year ended December 31, 2024, $8,254,228 or 31.9% of the interest income earned came from loan and trade finance participations and $14,565,459 or 56.3% came from direct loans. In addition, we earned $2,264 in interest income on our cash balances.

During the year ended December 31, 2023, $4,164,281 or 26.3% of the interest income earned came from loan and trade finance participations and $11,683,062 or 73.7% came from direct loans. In addition, we earned $2,371 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the year ended December 31, 2024 decreased by approximately $1,309,000 to $8,092,479 from $9,401,731 for the year ended December 31, 2023. The decrease was primarily driven by a reduction in interest expense of approximately $2,097,000 due to the full repayment of the leverage facility in August 2023. This was partially offset by an increase in consulting and legal fees related to new projects, including the restructuring of certain investments.

For the years ended December 31, 2024 and 2023, the asset management fees amounted to $5,562,244 and $5,539,005, respectively. The incentive fees for each of the years ended December 31, 2024 and 2023 amounted to $0.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $1,471,793 and $15,238,313 for the years ended December 31, 2024 and 2023. We recorded net change in unrealized gains of $1,737,905 and $14,738,290 for the years ended December 31, 2024 and 2023, respectively. The net change in unrealized gains for the year ended December 31, 2024 was primarily driven by the reclassification of a portion of the unrealized gains to realized losses due to a write-off of a specific investment.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2024, we had $98,199 in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. We have been facing liquidity constraints, primarily due to our borrowers experiencing challenges in their ability to repay amounts owed to us in a timely manner or at all, as described above under "Outlook." Until we are able to accumulate more cash, our primary use of our limited cash will be the payment of our expenses. If we begin to have fewer liquidity constraints and our cash on hand materially increases, we expect that our primary use of cash will once again be the payment of our expenses, cash distributions to our unitholders (and the repurchase of units under our unit repurchase program to the extent of reinvested distributions), and to make loans, either directly or through participations. In addition, at such time, we would expect to once again maintain cash reserves from time to time for investment opportunities, working capital and distributions. While we currently anticipate substantial payments on certain investments throughout 2025, there can be no assurances that anticipated payments will be made when expected or at all. In September and December 2024, in order to increase liquidity to pay our expenses, we sold a portion of certain investments to an affiliate for aggregate sale proceeds of $3 million. We may determine to execute additional sales of all or a portion of our interest in one or more investments to increase liquidity from time to time. In addition, we increased our liquidity in February 2025 by selling a portion of our interest in one of our investments to an affiliate, the proceeds of which were used to pay our expenses. For more information, refer to “Notes to Consolidated Financial Statements – Note 9. Subsequent Events.”

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the year ended December 31, 2024 decreased by $13.9 million compared to the prior year. This decrease is primarily driven by a $21.4 million reduction in proceeds from dispositions and investment paydowns compared to the same period in 2023. However, it was partially offset by an $11.3 million decrease in redeployment following the repayments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the year ended December 31, 2024 decreased by $26.5 million compared to the prior year. The decrease is primarily driven by the full repayment of $18.0 million in notes payable in August 2023, along with a $6.6 million decline in distributions and a $1.9 million reduction in unit repurchases compared to the same period in 2023. The Company's unit repurchase program was temporarily suspended as of April 1, 2023. The program was reinstated, effective September 1, 2024, but only with respect to repurchase requests made in connection with the death or disability of a unitholder and subject to the terms and limitations of the program. No repurchase requests were fulfilled during the year ended December 31, 2024.

Debt Financings and Financing Obligations

We may borrow funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TGIFC issued $5.0 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5 million of Series 2 Senior Secured Promissory Notes to Christian Super. TGIFC repaid the CS Note in full in January 2022. On November 3, 2022, the Company entered into a transaction with an unrelated financial institution, whereby it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On March 21, 2023, the terms were amended. The repurchase date was extended to October 17, 2023, with the interest rate increased to 11.5% per annum. In March 2024, the repurchase date was further extended to April 14, 2024, and then to October 11, 2024 in March 2024. The amendment also granted the buyer the right to elevate its position to a direct interest or sell the position to a third party. In October 2024, the agreement was further amended. The repurchase date was extended to June 18, 2025, subject to partial principal and interest payments. Due to amortization of the underlying loan since the original sale date, the repurchase price was amended to $2,317,346. On November 22, 2022, TGIFC entered into two Facility Agreements (the "Facility Agreements") with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") and BlueOrchard Microfinance Fund ("BlueOrchard") as Lenders. Pursuant to the Loan Documents, each of DEG and BlueOrchard will provide a loan with a principal amount of up to $25.0 million, for an aggregate principal amount of up to $50.0 million (the “Credit Facility”). On May 15, 2023, due to a breach of a reporting covenant of our leverage facility caused by the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2022, we and our leverage providers agreed that we would repay the outstanding leverage facility of $18.0 million by August 31, 2023. The leverage facility was fully repaid by that date. As of December 31, 2024, we had no debt outstanding.

Company Strategy

Although the Company has a perpetual duration, it disclosed previously that if the Company did not consummate a liquidity event by August 25, 2021, it would commence an orderly liquidation of its assets unless a majority of the board of managers, including a majority of the independent managers, determined that liquidation is not in the best interests of the Company’s unitholders. Since then, the continuation of the Company’s operations has been regularly monitored and reviewed by the board of managers on a quarterly basis. The board of managers may, in its discretion, pursue a liquidation of the Company or one or more alternative transactions in the event it deems such action to be appropriate.

Distributions

We have paid monthly distributions commencing with the month beginning July 1, 2013 until December 31, 2022. For the year ended December 31, 2023, we paid distributions to unitholders for the months of January through June 2023, but we did not pay the distributions on our regular cadence and instead paid some of the distributions months after the month to which the distributions related. We have not resumed the payment of regular monthly distributions, but paid special distributions to unitholders in February and March 2024.

 From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the Distribution Reinvestment Plan. For the year ended December 31, 2024, we paid a total of $4,181,278 in cash distributions, and none of these distributions were reinvested pursuant to our DRP.

Related Party Transactions

For the years ended December 31, 2024 and 2023, the Advisor earned $5,562,244, and $5,539,005, respectively, in asset management fees and $0 and $0, respectively, in incentive fees.

On September 6, 2024, the Company sold its remaining investment in HINV, S.A. DE C.V. for a sale price of $2.0 million to TriLinc Global Impact Fund II Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this transaction, the Company no longer held any ownership interest in this investment.

On December 30, 2024, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. As of December 31, 2024, the investment represented approximately 0.8% of the Company's total portfolio.

As of December 31, 2024 and 2023, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $240,100 and $0, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliates.

Legal Proceedings

As of December 31, 2024, the Company was not a defendant in any litigation.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during year ended December 31, 2024, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, economic conditions globally remain challenging, particularly for advanced economies, largely due to inflation and a sustained period of high interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023 and have remained stable through December 31, 2024, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors made it more difficult for some borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the legacy effect from borrower companies struggling to recover from the compound impact of approximately three years of economic hardship. However, current macroeconomic conditions have significantly improved for most borrower companies, though improvement ultimately has been slow. Still, the Company has seen several borrowers improve, particularly in 2024, due in large part to the sustained improvement in supply side macroeconomic conditions over the last eight quarters. The prospect of significant tariffs imposed by the new U.S. presidential administration on certain non-U.S. countries, and the potential reciprocal retaliatory tariffs is a critical near-term macroeconomic risk factor which could negatively affect the Company's borrowers.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the year ended  December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Insider Trading Policy

The Company has no employees and is externally managed by its Advisor. The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. The insider trading policies and procedures adopted by the Company are applicable to all directors, officers, and employees of the Advisor that provide services to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2024, the board of managers held 4 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	63	Chairman of our Board of Managers, Chief Executive Officer, President, interim Chief Financial Officer and Affiliated Manager
Brent L. VanNorman	64	Chief Compliance Officer and Affiliated Manager
Scott T. Hall	54	Chief Operating Officer
Paul Sanford	49	Chief Investment Officer
Terry Otton	71	Independent Manager
Cynthia Hostetler	61	Independent Manager
R. Michael Barth	75	Independent Manager

Gloria S. Nelund, Chairman, President, Chief Executive Officer and interim Chief Financial Officer

Gloria S. Nelund has served as our Chairman and Chief Executive Officer since our formation in April 2012, became our President in December 2014, and has served as our interim Chief Financial Officer since June 30, 2024. In addition, she has served as the Chairman and Chief Executive Officer of our Advisor since its formation in April 2012, President of our Advisor from December 2014 to August 2019, Chief Compliance Officer of our Advisor from November 2013 to February 2019, the Chairman and Chief Executive Officer of our Sponsor since its formation in August 2008, President of our Sponsor from December 2014 to October 2015 and Chief Compliance Officer of our Sponsor from November 2013 to February 2019.

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

Terry Otton, Independent Manager

Terry Otton served as Chief Executive Officer of RS Investments from September 2005 until his retirement in March 2012 and as President and Trustee of RS Investment Trust and RS Variable Products Trust from April 2004 and May 2006, respectively. Mr. Otton has 30 years of experience in the investment management and securities industry, having previously served as Managing Director of the mergers and acquisition practice at Putnam Lovell NBF Group, an investment banking firm focused on the investment management and securities industry, beginning in 2021. Previously, Mr. Otton spent more than 10 years as a Managing Director and CFO of Robertson, Stephens & Company and Robertson Stephens Investment Management, the predecessor to RS Investments. Mr. Otton was one of the principal founders of Robertson Stephens Investment Management in 1986. Mr. Otton holds a Bachelor of Science degree in Business Administration from the University of California at Berkeley and is a Certified Public Accountant.

Mr. Otton was selected to serve on the Company’s board of managers because of his over 30 years of experience in investment management and the securities industry. Having most recently served as Chief Executive Officer of RS Investments and President and Trustee of RS Investment Trust and RS Variable Products Trust, Mr. Otton brings a recent and relevant perspective on the state of the investment management industry. He is also able to provide valuable insight with regard to our investment strategy, regulatory and compliance oversight and operational processes.

Cynthia Hostetler, Independent Manager

Cynthia Hostetler has served as an Independent Manager since February 2014. She is also an independent trustee of and has served as the Investment Committee Chair for Invesco Funds since 2017. Invesco Ltd (NYSE:IVZ) is part of the S&P 500. Representing Invesco Funds, she is a board member of both the Investment Company Institute and the Independent Directors Council, of which she served as the Nominating and Governance Chair of the latter.  She has also served as an independent board member of Vulcan Materials Company (NYSE:VMC) since 2014 where she formerly served as Finance Chair. VMC is both a Fortune 500 and a S&P 500 member. Additionally, Ms. Hostetler has served as an independent board member of Resideo Technologies (NYSE:REZI) since 2020. She serves as the REZI Nominating and Governance Chair, which is a spinoff of the Fortune 150 company Honeywell International. Formerly, Ms. Hostetler also served on the boards of Aberdeen Investment Funds, Artio Global Investment Funds, Textainer Group Holdings Ltd (formerly NYSE:TGH), Genesee Wyoming Railroads (formerly NYSE:GWR), and Edgen Group (NYSE:EDG). From 2001 to her retirement in 2009, Ms. Hostetler was the Head of Investment Funds at the Overseas Private Investment Corporation ("OPIC"), one of the world’s largest private equity developing markets/impact funds. Prior to her tenure at OPIC, she was the President and a member of the Board of Directors of First Manhattan Bancorporation. Ms. Hostetler began her professional career as an attorney in the corporate/banking department of the law firm Simpson Thacher & Bartlett.  She received her Bachelor of Arts degree from Southern Methodist University with honors and her law degree from The University of Virginia School of Law.

Ms. Hostetler was selected to serve on the Company’s board of managers because of her extensive experience investing significant assets in geographic regions in which TriLinc operates and in overseeing hundreds of billions of dollars in her board member roles for investment funds and banking. In addition, her expansive public company board work makes her a unique and valuable resource in the areas of risk management, governance, and valuation.

R. Michael Barth, Independent Manager

R. Michael Barth has served as an Independent Manager since February 2013. Mr. Barth has been a Managing Partner of Barth & Associates LLC, an emerging markets-oriented investment advisory and consulting firm since January 2012. Previously, Mr. Barth worked at Darby Overseas Investment Ltd. ("Darby"), including as Senior Advisor/Senor Director of Business Development from 2009 until 2011 and Senior Managing Director of Global Investment from 2006 until 2009. Before joining Darby, Mr. Barth spent over twenty years working in senior positions for several prominent international development finance institutions. Mr. Barth holds a Master’s Degree in International Economics/International Affairs from Johns Hopkins University, School of Advanced International Studies, and a Bachelor’s Degree in Economics from Brandeis University. Mr. Barth is currently chairman of AfricInvest Private Credit. He is also a member of the Investment Committees of the MPEF III and MPEF IV funds of private equity manager AfricInvest as well as its financial sector-oriented FIVE Fund. He is also a member of the Advisory Board of Exagon Impact Capital, which is a private equity investment manager focused on Latin America. He has recently completed a ten-year term as Senior Advisor to the Global Private Capital Association (GPCA); he has also been Senior Advisor to McKinsey and Company, Senior Consultant to the Asian Infrastructure Investment Bank, a member of the International Council of the Bretton Woods Committee and Non-Resident Fellow at the Center for Strategic and International Studies (CSIS). Previously, he held several board positions, including for EMPEA/GPCA, the Emerging Markets Growth Fund Inc., FINCA Microfinance Holding and ProCredit.

Mr. Barth was selected to serve on the Company’s board of managers because of his distinguished career in emerging markets development and investment. His qualifications to serve on the Company’s board of managers span more than 30 years of relevant experience in development/emerging markets, including serving as Chief Executive Officer of FMO ( Netherlands Development Finance Company), Director of the Capital Markets Development at the World Bank and several senior positions at the International Finance Corporation, the private arm of the World Bank Group.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and considers and approves the audit and non-audit services provided by the independent registered public accounting firm. During 2024, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Ms. Cynthia Hostetler and Messrs. Terry Otton and R. Michael Barth. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had four meetings in 2024. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

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

During 2024, we compensated each of our independent managers with an annual retainer of $70,000. In addition, we paid our independent managers fees for participating on committees of the board as follows:

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$100,000	—	$100,000
Cynthia Hostetler	$77,500	—	$77,500
R. Michael Barth	$80,000	—	$80,000

The Company did not have any outstanding equity awards as of December 31, 2024.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2024 and 2023, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2024 and 2023, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of managers) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this filing for each person or group that holds more than 5% of any class of our voting securities, for each manager and executive officer and for our managers and executive officers as a group. As of the date of this filing, we had 47,777,985 units issued and outstanding. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 605, Manhattan Beach, California 90266.

	Number of Units
Name of Beneficial Owner (1)	Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.66%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Mark Tipton	—		—
Scott Hall	—		—
Brent VanNorman	2,189	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All managers and officers as a group	341,248		0.71%

*	Amount represents less than 0.1%
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

We did not have any outstanding equity awards as of December 31, 2024.

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

Related Party Transactions

For the years ended December 31, 2024 and 2023, the Advisor earned $5,562,244 and $5,539,005, respectively, in asset management fees and  $0 and $0, respectively, in incentive fees.

On September 6, 2024, the Company sold its remaining investment in HINV, S.A. DE C.V. for a sale price of $2.0 million to TriLinc Global Impact Fund II Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this transaction, the Company no longer held any ownership interest in this investment.

On December 30, 2024, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. As of December 31, 2024, the investment represented approximately 0.8% of the Company's total portfolio.

As of December 31, 2024 and 2023, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $240,100 and $0, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliates.

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

Independent Registered Public Accounting Firm

Our audit committee approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm for fiscal years 2024 and 2023 on May 13, 2024 and on November 7, 2023, respectively.

Audit Fees

The aggregate amount of fees estimated by KPMG for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K for fiscal year 2024 and 2023 was approximately $1,600,000 and $1,578,000, respectively.

Tax Fees

There were approximately $275,000 and $287,000 in tax fees billed by KPMG to the Company for fiscal years 2024 and 2023, respectively.

All Other Fees

There were no other fees billed by KPMG for fiscal years 2024 or 2023.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(1)	The following consolidated financial statements:

•	Report of Independent Registered Public Accounting Firm (KPMG) as of and for the year ended December 31, 2024

•	Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023

•	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024 and 2023

•	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

•	Consolidated Schedules of Investments as of December 31, 2024 and 2023

•	Notes to the Consolidated Financial Statements

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

4.2

Fifth Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024.

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

19.1*	Insider Trading Policy of TriLinc Advisor, LLC.

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Number	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (embedded within the Inline XBRL document).

*     Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Company has determined not to include a summary.

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Managers of

TriLinc Global Impact Fund, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC and subsidiaries (the Company) as of December 31, 2024 and 2023, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Fair value of investments and net realizable value of interest receivable

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures its investments at fair value and interest receivable at net realizable value. The Company’s investment portfolio is comprised of senior secured term loans, senior secured term loan participations, senior secured trade finance participations, and other investments, where the borrowers are small and medium enterprises, primarily in developing economies. The Company determines the fair value of investments primarily using the income and collateral based approaches which each use significant unobservable inputs. The Company determines the net realizable value of interest receivable using the same methodologies used to determine the fair value of investments. As of December 31, 2024, investments at fair value and interest receivable were $268,409,272 and $16,678,722, respectively.

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

March 28, 2025

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2024	2023

ASSETS
Investments owned, at fair value (amortized cost of $328,434,876 and $323,444,218, respectively)	$268,409,272	$261,680,707
Cash	98,199	980,741
Interest receivable	16,678,722	15,894,031
Other assets	403,988	201,860
Total assets	285,590,181	278,757,339

LIABILITIES
Management fee payable	1,412,744	1,206,930
Accrued distribution and other fees	356,000	350,000
Accrued expenses	2,445,365	3,650,966
Due to affiliates (see Note 5)	240,100	—
Other payable	—	694,571
Total liabilities	4,454,209	5,902,467
Commitments and Contingencies (see Note 5)
NET ASSETS	$281,135,972	$272,854,872

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$115,912,753	$112,737,934
Net capital on Class C units	48,800,413	47,502,038
Net capital on Class I units	67,002,531	65,125,371
Net capital on Class W units	154,498	150,239
Net capital on Class Y units	16,990,653	16,525,284
Net capital on Class Z units	49,630,526	48,169,408
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.892 and $5.718, respectively per unit based on total units outstanding of 47,777,985 and 47,777,985, respectively) (see Note 2)	$281,135,972	$272,854,872
Net assets, Class A (units outstanding of 18,303,923 and 18,303,923, respectively)	$107,840,617	$104,665,798
Net assets, Class C (units outstanding of 7,759,823 and 7,766,734, respectively)	45,378,286	44,076,863
Net assets, Class I (units outstanding of 10,582,818 and 10,575,907, respectively)	62,335,446	60,461,334
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	143,669	139,410
Net assets, Class Y (units outstanding of 2,683,015 and 2,683,015, respectively)	15,807,428	15,342,059
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	49,630,526	48,169,408
NET ASSETS	$281,135,972	$272,854,872

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	For the Year Ended
	December 31,	December 31,
	2024	2023
INVESTMENT INCOME
Interest income	$6,691,428	$1,165,191
Payment-in-kind interest income	18,492,603	13,955,217
Fee income	485,906	600,255
Other income	184,788	126,680
Interest from cash	2,264	2,371
Total investment income	25,856,989	15,849,714
EXPENSES
Asset management fees	5,562,244	5,539,005
Professional fees	6,372,609	5,794,194
General and administrative expenses	1,462,370	1,252,473
Interest expense	—	2,097,564
Board of managers fees	257,500	257,500
Total expenses	13,654,723	14,940,736
NET INVESTMENT INCOME	12,202,266	908,978
Net change in unrealized appreciation on investments	1,737,905	14,738,290
Net realized losses on investments	(1,471,793)	(15,238,313)
Foreign exchange gain	—	5,644
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$12,468,378	$414,599

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.26	$0.02
EARNING PER UNIT - BASIC AND DILUTED	$0.26	$0.01
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,777,985	47,759,797

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	For the Year Ended
	December 31,	December 31,
	2024	2023
INCREASE FROM OPERATIONS
Net investment income	$12,202,266	$908,978
Foreign exchange gain	—	5,644
Net change in unrealized appreciation on investments	1,737,905	14,738,290
Net realized losses on investments	(1,471,793)	(15,238,313)
Net increase from operations	12,468,378	414,599
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(1,602,618)	(4,046,392)
Distributions to Class C unitholders	(678,438)	(1,692,347)
Distributions to Class I unitholders	(925,834)	(2,322,984)
Distributions to Class W unitholders	(2,144)	(4,891)
Distributions to Class Y unitholders	(234,859)	(593,354)
Distributions to Class Z unitholders	(737,385)	(1,862,993)
Decrease from distributions	(4,181,278)	(10,522,961)
(DECREASE) INCREASE FROM CAPITAL TRANSACTIONS
Issuance of Class A units under distribution reinvestment plan	—	491,720
Issuance of Class C units under distribution reinvestment plan	—	263,353
Issuance of Class I units under distribution reinvestment plan	—	301,404
Issuance of Class Y units under distribution reinvestment plan	—	5,063
Repurchase of Class A units	—	(11,882)
Repurchase of Class C units	—	(87,395)
Repurchase of Class I units	—	(16,434)
Change in accrual of distribution and other fees	(6,000)	70,000
Net (decrease) increase from capital transactions	(6,000)	1,015,829
NET CHANGE IN NET ASSETS	8,281,100	(9,092,533)
Net assets at beginning of year	272,854,872	281,947,405
Net assets at end of year	$281,135,972	$272,854,872

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$12,468,378	$414,599
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Purchase of investments	—	(11,315,014)
Proceeds from disposition and paydowns of investments	14,440,339	35,848,572
Payment-in-kind interest	(18,492,603)	(13,955,217)
Net change in unrealized appreciation on investments	(1,737,905)	(14,738,290)
Net realized losses on investments	1,471,793	15,238,313
Foreign exchange gain	—	(5,644)
Amortization of debt issuance costs	—	1,014,909
Changes in assets and liabilities:
(Increase) Decrease in interest receivable	(3,355,447)	6,054,866
(Increase) Decrease in other assets	(41,561)	407,728
Increase (Decrease) in management fee payable	205,814	(1,037,126)
Decrease in accrued expenses	(1,205,601)	(604,713)
Increase in due to affiliates	240,100	—
Decrease in other payables	(694,571)	(162,012)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,298,736	17,160,971
Cash flows from financing activities
Repayment of note payable	—	(18,000,000)
Net distributions paid to unitholders	(4,181,278)	(10,805,866)
Repurchase of units	—	(1,885,181)
CASH USED IN FINANCING ACTIVITIES	(4,181,278)	(30,691,047)
TOTAL DECREASE IN CASH	(882,542)	(13,530,076)
Cash at beginning of year	980,741	14,510,817
Cash at end of year	$98,199	$980,741
Supplemental information
Cash paid for interest during the year	$7,061	$1,075,901
Supplemental non-cash information
Issuance of units in connection with distribution reinvestment plan	$—	$1,060,693
Paid-in-Kind interest capitalized into investments	$20,902,792	$18,097,506
Change in accrual of distribution and other fees	$6,000	$(70,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of December 31, 2024

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)		Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.86% Cash / 2.2% PIK / 3% Default		0.0%	6/18/2025		$2,829,356	10%	$2,829,356	$2,829,356	1.0%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023		22,219,566	100%	22,219,566	15,079,739	5.4%
Indonesia	PT Citra Labuantirta (15)	Chocolate and Cocoa Products	Cocoa Processor	PIK 12.5%		2.0%	12/31/2024		19,864,760	51%	19,864,760	19,864,760	7.1%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%		0.0%	6/30/2023		18,484,704	67%	18,484,704	6,531,441	2.3%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	12/31/2024		58,044,788	65%	58,044,788	58,044,788	20.6%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	8/18/2025		21,799,281	100%	21,799,281	19,329,238	6.9%
Total Senior Secured Term Loans											143,242,455	121,679,322	43.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (13)	Short-Term Business Credit	SME Financier	13.89%		0.0%	8/18/2023		5,601,000	47%	5,601,000	2,437,540	0.9%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK		0.0%	2/28/2025		7,898,395	42%	7,898,395	7,898,395	2.8%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	3/31/2025		12,122,163	88%	12,122,163	11,809,142	4.2%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.7% Cash / 4.0% PIK		0.0%	3/31/2023		15,092,408	30%	15,092,408	3,874,961	1.4%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021		18,717,631	100%	18,717,631	16,540,160	5.9%
Netherlands	Cevher International B.V. Netherlands (5), (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.0% Cash / 3.0% Default		0.0%	N/A	(16)	8,275,000	44%	11,399,439	10,397,895	3.7%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%		0.0%	10/31/2026		5,808,563	100%	5,808,563	5,298,417	1.9%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	N/A	(16)	6,836,622	41%	7,136,229	7,136,229	2.5%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	12/31/2024		730,724	49%	730,724	498,234	0.2%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	9/19/2025		14,188,395	57%	14,188,395	12,265,720	4.4%
Total Senior Secured Term Loan Participations											98,694,947	78,156,693	27.9%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (13)	Soybeans	Agriculture Distributor	N/A		0.0%	6/30/2018		12,500,000	N/A	12,500,000	5,723,296	2.0%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019		5,802,296	N/A	5,802,296	4,528,841	1.6%
Cameroon	Producam SA (5), (6), (14)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024		16,077,863	77%	16,077,863	14,519,154	5.2%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023		4,424,931	59%	4,424,931	2,893,848	1.0%
Total Senior Secured Trade Finance Participations											38,805,090	27,665,139	9.8%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		N/A	N/A		5,924,697	N/A	5,924,697	3,164,987	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13)	Electric Services	Claim in Bankruptcy	N/A		N/A	N/A		1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		N/A	N/A		4,935,048	N/A	4,935,048	1,792,698	0.6%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		N/A	N/A		6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (10)	Other	Profit sharing rights on cocoa distribution	N/A		N/A	N/A		1,606,182	N/A	1,606,182	1,606,182	0.6%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		N/A	N/A		400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		N/A	N/A		2,428,394	N/A	2,428,394	2,261,346	0.8%
Total other investments											23,249,806	13,054,395	4.6%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services, NEC	IT Service Provider	4.49% PIK		0.0%	2/11/2027		361,990	4%	576,786	647,809	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services, NEC	IT Service Provider	12.0% PIK		0.0%	8/11/2026		26,362,131	23%	23,865,792	24,739,380	8.8%
Total convertible notes											24,442,578	25,387,189	9.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A		N/A	N/A	—	2,466,534	0.9%
Total Investments											$328,434,876	$268,409,272	95.5%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[7]

The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 18.4% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on April 8, 2074.

8	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farm Limited and Alfa Systems and Commodity Company Limited were July 31, 2023 and October 16, 2023, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.
[12]	Investment is in default.
[13]	Investment is in bankruptcy.
[14]	Investment is in arbitration.
[15]	Investment is undergoing a restructuring.
[16]	The borrower is required to repay the loan upon request.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2023

Investment Type /Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Brazil	Usivale Industria E Commercio Ltda (5), (6)	Sugarcane and Sugar Beets	Sugar Producer	N/A	0.0%	12/15/2026	$600,060	100%	$600,060	$453,112	0.2%
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	12.88% Cash / 2.2% PIK	0.0%	6/18/2025	3,598,133	5%	3,598,133	3,598,133	1.3%
Hong Kong	Limas Commodities House Limited (5), (6)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,302,209	5.6%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	13.00%	2.0%	3/4/2024	10,000,000	33%	10,000,000	10,000,000	3.7%
Indonesia	PT Citra Labuantirta (8)	Chocolate and Cocoa Products	Cocoa Processor	11.00%	2.0%	12/31/2023	5,000,000	17%	5,000,000	5,000,000	1.8%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	7,032,859	2.6%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20% PIK	0.0%	4/30/2024	47,602,300	65%	47,602,300	47,602,300	17.4%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,238	7.1%
Total Senior Secured Term Loans									129,304,044	108,317,851	39.7%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6)	Short-Term Business Credit	SME Financier	14.97%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,792,341	1.0%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	8% Cash / 12% PIK	0.0%	12/7/2023	8,056,522	42%	8,056,522	8,056,522	3.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2024	15,499,826	88%	15,499,826	15,186,805	5.6%
Colombia	Kredit Plus S.A.S.	Personal Credit Institutions	Consumer Lender II	11.90%	0.0%	12/24/2026	4,245,889	69%	4,245,889	4,245,889	1.6%
Kenya	Multiple ICD (Kenya) Limited (5), (6)	Freight Transportation Arrangement	Freight and Cargo Transporter	13.15% Cash / 4.00% PIK	0.0%	3/31/2023	15,063,954	100%	15,063,954	4,601,330	1.7%
Mexico	HINV, S.A. DE C.V.	Personal Credit Institutions	Consumer Lender III	11.95%	0.0%	1/21/2027	2,011,075	14%	2,011,075	2,011,075	0.7%
Namibia	Trustco Group Holdings Ltd. (5), (6)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	15,326,637	5.6%
Netherlands	Cevher International B.V. Netherlands (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.00%	0.0%	2/7/2024	8,275,000	44%	10,697,318	10,697,318	3.9%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	10/31/2026	6,929,992	100%	6,929,992	5,573,992	2.0%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	7.0% Cash/7.0% PIK	0.0%	5/20/2024	6,645,029	100%	6,944,636	6,944,636	2.5%
Uganda	Agilis Partners Holding LLC (5)	Corn	Grain Processor G	12.80% PIK	0.0%	7/8/2024	644,238	49%	644,238	411,748	0.2%
Uganda	Agilis Partners (5)	Corn	Grain Processor F	3.50% Cash/8.00% PIK	0.0%	9/19/2025	13,101,741	57%	13,101,741	11,457,753	4.2%
Total Senior Secured Term Loan Participations									107,513,822	87,306,046	32.0%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6)	Soybeans	Agriculture Distributor	10.45%	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.1%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,289,181	1.6%
Cameroon	Producam SA (5), (6)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	6/30/2023	16,035,023	76%	16,035,023	14,476,313	5.3%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	10/25/2023	4,424,931	59%	4,424,931	3,470,108	1.3%
United Arab Emirates	Global Pharma Intelligence Sarl (5), (6)	Drugs, Proprietaries, and Sundries	Pharmaceuticals Distributor	14.60%	0.0%	6/30/2018	648,430	60%	648,430	648,430	0.2%
Total Senior Secured Trade Finance Participations									39,410,680	28,607,328	10.5%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	6,000,000	N/A	6,000,000	3,240,290	1.2%
Chile	Itelecom Holding Chile SPA (5), (6)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,456,162	N/A	1,456,162	970,393	0.4%
Argentina	Algodonera Avellaneda S.A. (5), (6)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (5), (6), (10)	Other	Profit sharing rights on cocoa distribution	N/A	0.0%	N/A	1,797,488	N/A	1,797,488	1,797,488	0.7%
Morocco	Mac Z Group SARL (5), (6)	Other	Scrap Metal liquidation	N/A	0.0%	N/A	1,433,058	N/A	1,433,058	239,370	0.1%
Peru	TriLinc Peru S.A.C. (5)	Other	Real estate property	N/A	0.0%	N/A	3,502,265	N/A	3,502,265	3,375,367	1.2%
Total other investments									25,623,344	14,371,380	5.4%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (5), (11)	Computer Related Services, NEC	IT Service Provider	5.35%	0.0%	8/11/2026	343,562	2%	558,357	558,357	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services, NEC	IT Service Provider	12.0%	0.0%	8/11/2026	23,530,310	23%	21,033,971	21,210,341	7.8%
Total convertible notes									21,592,328	21,768,698	8.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,309,404	0.5%
Total Investments									$323,444,218	$261,680,707	96.1%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas, SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments and the Company entered into a settlement agreement for the outstanding amount and termination of the transaction with the borrowers. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

December 31, 2024

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer and sell units pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024. For the period from April 1, 2017 to December 31, 2024, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP for total gross proceeds of $515,089,000 as of December 31, 2024.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of December 31, 2024, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – Latin America II, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia II, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – Asia IV, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
•	TriLinc Global Impact Fund – Europe, Ltd.
•	TriLinc Global Impact Fund – Caymans Master (formerly known as TriLinc Global Impact Fund - North America, Ltd.)
•	TriLinc Global Impact Fund – Africa Latin America, Ltd.
•	TriLinc Global Impact Fund – Africa Latin America Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through December 31, 2024, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America and Europe.

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

Payment-in-Kind Interest

The Company has investments that contain a payment-in-kind, or PIK, interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2024 and 2023, the Company earned and capitalized PIK interest of $18,492,603 and  $13,955,217, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At December 31, 2024, the estimated unpaid distribution fees for Class C units amounted to $340,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of December 31, 2024, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2021.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2024, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of December 31, 2024, under GAAP, the Company has recorded a liability in the amount of $356,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of December 31, 2024, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.89. This net asset value per unit reflects an increase of approximately $0.17 per unit from the net asset value per unit of approximately $5.72 as of December 31, 2023. The increase in net asset value per unit was due to the improvement in current macroeconomic conditions as well as some of the Company's borrowers gradually ramping up their trading activities. The Company recorded $1,471,793 in net realized losses on its investments during the year ended December 31, 2024.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2024 and 2023.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised through the end of the Offering, the organization and offering costs did not exceed the O&O Reimbursement Limit, and reimbursement to the Sponsor of the initial offering and organization costs were recorded in periods prior to 2021. The Company continues to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company. There is no offering costs incurred by the Sponsor during the year ended  December 31, 2024 and 2023.

Segment Reporting

The Company has determined that it qualifies as a single reporting segment, as it follows a single investment activity and strategy. Additionally, the segment income and expenses are reported as total investment income and expenses on a consolidated basis in the consolidated statements of operations.

The Chief Operating Decision Maker ("CODM") is the Chief Executive Officer, who also serves as the President and interim Chief Financial Officer.

The CODM regularly assesses performance of the single reporting segment and decides how to allocate resources and make operating decisions based on the net changes in net asset value, which consists of net increases or (decreases) from operations and other capital transactions, including distributions, unit issuances, and unit repurchases as listed in the accompanying consolidated statement of changes in net assets.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which mandates the Company to disclose significant segment expenses regularly provided to its chief operating decision maker ("CODM"). Additionally, ASU 2023-07 requires the Company to disclose the title and position of its CODM, as well as how the CODM uses segment profit or loss information to assess segment performance and determine how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. The Company has evaluated the guidance and does not expect a material impact on its consolidated financial statements. The Company has adopted ASU 2023-07 effective December 31, 2024. For additional information, refer to Segment Reporting in Note 2 Significant Accounting Policies.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which will be effective for annual reporting period beginning after December 15, 2026. ASU 2024-03 will require the Company to provide more details information about the types of expenses in the consolidated financial statements. The Company believes that the adoption of ASU 2024-03 will not have a material impact on its consolidated financial statements.

Risk Factors

As an externally-managed company, the Company is largely dependent on the efforts of the Advisor, the local market agents and other service providers and has been dependent on the Sponsor for financial support in prior periods.

The Company’s local market agents are responsible for locating, performing due diligence and closing on suitable acquisitions based on their access to local markets, local market knowledge for quality deal flow and extensive local private credit experience. However, because the local market agents are separate companies from the Advisor, the Company is subject to the risk that one or more of its local market agents will be ineffective or materially underperform. The Company’s ability to achieve its investment objectives and to pay distributions to unitholders will be dependent upon the performance of its local market agents in the identification, performance of due diligence on and acquisition of investments, the determination of any financing arrangements, and the management of the Company’s projects and assets. The Company is subject to the risk that the Company’s local market agents may fail to perform according to the Company’s expectations, or the due diligence conducted by the local market agents may fail to reveal all material risks of the Company’s investments, which could result in the Company being materially adversely affected.

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the local market agents' investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. As described further in the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, IIG was the local market agent with respect to 5 of the 19 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. As described in Note 3, IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the local market agent, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. In these instances, the Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s local market agent counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023 and have remained stable through December 31, 2024, providing some economic relief to borrower companies. However, as noted in prior year, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Furthermore, the prospect of significant tariffs imposed by the new U.S. presidential administration on certain non-U.S. countries, and the potential for reciprocal retaliatory tariffs is a critical near-term macroeconomic risk factor which could also negatively affect the Company's borrowers. In addition, as of December 31, 2024 and 2023, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At December 31, 2024, the Company’s largest loan by value was $58,044,788, or 21.6% of total investments, and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 51.6% of the Company’s portfolio at December 31, 2024. Participations in loans amounted to 39.4% of the Company’s total portfolio at December 31, 2024.

Note 3. Investments

As of December 31, 2024, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$143,242,455	$121,679,322	45.3%
Senior secured term loan participations	98,694,947	78,156,693	29.1%
Senior secured trade finance participations	38,805,090	27,665,139	10.3%
Convertible notes	24,442,578	25,387,189	9.5%
Other investments	23,249,806	13,054,395	4.9%
Equity warrants	—	2,466,534	0.9%
Total investments	$328,434,876	268,409,272	100.0%

As of December 31, 2023, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$129,304,044	$108,317,851	41.4%
Senior secured term loan participations	107,513,822	87,306,046	33.4%
Senior secured trade finance participations	39,410,680	28,607,328	10.9%
Other investments	25,623,344	14,371,380	5.5%
Convertible notes	21,592,328	21,768,698	8.3%
Equity warrants	—	1,309,404	0.5%
Total investments	$323,444,218	$261,680,707	100.0%

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

As of  December 31, 2024 and 2023, Participations with sub-advisors represented the following:

	As of December 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Net Assets	Value	of Net Assets
CEECAT Capital Limited & CCL Investments SARL	$10,397,895	3.7%	$17,641,954	6.5%
Origin Capital Limited	15,593,310	5.5%	15,467,634	5.7%
Scipion Capital, Ltd.	16,956,694	6.0%	17,917,084	6.6%
TRG Management LP	33,285,584	11.8%	36,082,184	13.2%
Total	$76,233,483	27.1%	$87,108,856	32.0%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company’s trade finance investments have up to a year or more of accrued interest receivable as of December 31, 2024. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at December 31, 2024 and 2023 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of December 31, 2024 and December 31, 2023, was as follows:

	As of December 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	7,898,395	2.9%	8,056,522	3.1%
Chemicals and Allied Products	6,531,441	2.4%	7,032,859	2.7%
Chocolate and Cocoa Products	34,383,914	12.8%	29,476,313	11.3%
Coal and Other Minerals and Ores	34,408,977	12.8%	34,631,447	13.2%
Computer Related Services, NEC	25,387,189	9.5%	21,768,698	8.3%
Corn	12,763,954	4.8%	11,869,501	4.5%
Corrugated and Solid Fiber Boxes	2,829,356	1.1%	3,598,133	1.4%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,528,841	1.7%	4,289,181	1.6%
Drugs, Proprietaries, and Sundries	—	0.0%	648,430	0.2%
Electric Services	970,393	0.4%	970,393	0.4%
Freight Transportation Arrangement	3,874,961	1.4%	4,601,330	1.8%
Frozen Fish and Seafood	2,893,848	1.1%	3,470,108	1.3%
Hotels and Motels	11,809,142	4.4%	15,186,805	5.8%
Land Subdividers and Developers	16,540,160	6.2%	15,326,637	5.9%
Motor Vehicle Parts and Accessories	10,397,895	3.9%	10,697,318	4.1%
Personal Credit Institutions	—	0.0%	6,256,964	2.4%
Refuse Systems	60,511,322	22.5%	48,911,704	18.7%
Retail Bakeries	7,136,229	2.7%	6,944,636	2.7%
Short-Term Business Credit	2,437,540	0.9%	2,792,341	1.1%
Soybeans	5,723,296	2.1%	5,723,296	2.2%
Sugarcane and Sugar Beets	—	0.0%	453,112	0.2%
Towing and Tugboat Service	5,298,417	2.0%	5,573,992	2.1%
Other	7,335,530	2.6%	8,652,515	3.2%
Total	$268,409,272	100.0%	$261,680,707	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024		As of December 31, 2023
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$15,000,609	5.6%	$14,760,949	5.6%
Botswana	2,437,540	0.9%	2,792,341	1.1%
Brazil	33,588,599	12.5%	30,278,332	11.6%
Cabo Verde	11,809,142	4.4%	15,186,805	5.8%
Cameroon	14,519,154	5.4%	14,476,313	5.5%
Chile	970,393	0.4%	970,393	0.4%
Colombia	—	0.0%	4,245,889	1.6%
Ecuador	5,723,204	2.1%	7,068,241	2.7%
Hong Kong	15,079,739	5.6%	15,302,209	5.8%
Indonesia	19,864,760	7.4%	15,000,000	5.7%
Kenya	3,874,961	1.4%	4,601,330	1.8%
Malaysia	6,531,441	2.4%	7,032,859	2.7%
Mexico	60,511,322	22.5%	50,922,779	19.5%
Morocco	—	0.0%	239,370	0.1%
Namibia	16,540,160	6.2%	15,326,637	5.9%
Netherlands	10,397,895	3.9%	10,697,318	4.1%
Nigeria	6,904,599	2.6%	7,371,480	2.8%
Peru	2,261,346	0.8%	3,375,367	1.3%
Romania	7,136,229	2.7%	6,944,636	2.7%
Singapore	19,329,238	7.2%	19,329,238	7.4%
United Arab Emirates	—	0.0%	648,430	0.2%
Uganda	12,763,954	4.8%	11,869,501	4.5%
N/A	3,164,987	1.2%	3,240,290	1.2%
Total	$268,409,272	100.0%	$261,680,707	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2024:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$121,679,322	$—	$—	$121,679,322
Senior secured term loan participations	78,156,693	—	—	78,156,693
Senior secured trade finance participations	27,665,139	—	—	27,665,139
Other investments	13,054,395	—	—	13,054,395
Convertible notes	25,387,189	—	—	25,387,189
Equity warrants	2,466,534	—	—	2,466,534
Total	$268,409,272	$—	$—	$268,409,272

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2023:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$108,317,851	$—	$—	$108,317,851
Senior secured term loan participations	87,306,046	—	—	87,306,046
Senior secured trade finance participations	28,607,328	—	—	28,607,328
Other investments	14,371,380	—	—	14,371,380
Convertible notes	21,768,698	—	—	21,768,698
Equity warrants	1,309,404	—	—	1,309,404
Total	$261,680,707	$—	$—	$261,680,707

The following is a reconciliation of activity for the year ended December 31, 2024, of investments classified as Level 3:

	Fair Value at December 31, 2023	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications	Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2024
Senior secured term loans	$108,317,851	$—	$(919,801)	$(303,015)	$15,258,212	$(673,925)	$—	$121,679,322
Senior secured term loan participations	87,306,046	—	(11,570,364)	—	2,751,489	(330,478)	—	78,156,693
Senior secured trade finance participations	28,607,328	—	(648,430)	—	42,841	(336,600)	—	27,665,139
Other investments	14,371,380	—	(1,301,744)	303,015	—	1,153,537	(1,471,793)	13,054,395
Convertible notes	21,768,698	—	—	—	2,850,250	768,241	—	25,387,189
Equity warrants	1,309,404	—	—	—	—	1,157,130	—	2,466,534
Total	$261,680,707	$—	$(14,440,339)	$—	$20,902,792	$1,737,905	$(1,471,793)	$268,409,272

The following is a reconciliation of activity for the year ended December 31, 2023, of investments classified as Level 3:

	Fair Value at December 31, 2022	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications	Payment-in-kind interest	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2023
Senior secured term loans	$105,084,728	$—	$(6,815,940)	$5,000,000	$9,705,068	$(5,110,334)	$454,329	$108,317,851
Senior secured term loan participations	119,690,547	1,803,105	(25,108,771)	(22,557,046)	7,412,280	11,068,644	(5,002,713)	87,306,046
Senior secured trade finance participations	31,710,623	9,511,909	(5,358,233)	(6,797,488)	—	8,285,570	(8,745,053)	28,607,328
Other investments	15,925,381	—	(3,565,628)	1,797,488	—	214,139	—	14,371,380
Convertible notes	—	—	—	22,557,046	980,158	176,370	(1,944,876)	21,768,698
Equity warrants	1,205,503	—	—	—	—	103,901	—	1,309,404
Total	$273,616,782	$11,315,014	$(40,848,572)	$—	$18,097,506	$14,738,290	$(15,238,313)	$261,680,707

Net unrealized appreciation for the year ended  December 31, 2024 and net unrealized depreciation for the year ended December 31, 2023 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were approximately $544,000 and $6,091,000, respectively.

As of December 31, 2024, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2024:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (1)	$7,422,689	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.24x - 1.57x, 11.75% - 17.67% (15.36%), 1.0 - 2.5 years
Senior secured trade finance participations (2)	$20,242,450	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 18.50% (17.51%), 4.5 - 14.3 years
Senior secured term loans (2)	$57,103,093	Income approach (DCF)	Discount rate, Estimated duration period (5)	14.0% - 19.50% (17.16%), 1.0 - 10.0 years
Senior secured term loans (3)	$64,576,229	A hybrid of the collateral based or conversion approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Conversion rate, Discount rate, Estimated duration period (5)	1.18x, 67.0%, 20.50% - 25.0% (20.96%), 0.8 - 2.0 years
Senior secured term loan participations (1)	$20,415,121	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.43x - 3.07x, 13.50% - 19.50% (18.36%), 1.0 - 3.3 years
Senior secured term loan participations (2)	$55,304,032	Income approach (DCF)	Discount rate, Estimated duration period (5)	11.0% - 21.0% (16.78%), 0.5 - 5.0 years
Senior secured term loan participations (3)	$2,437,540	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.4x, 22.25%, 3.0 - 3.7 years
Other investments (1)	$11,145,198	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.20x, 5.82% - 24.50% (17.52%), 0.5 - 4.0 years
Other investments (2)	$1,909,197	Income approach (DCF)	Discount rate, Estimated duration period (5)	9.50% - 13.25% (10.10%), 2.0 years
Convertible notes (2)	$25,387,189	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$2,466,534	Option Pricing Method	Risk free rate, volatility, time to liquidity	4.4%, 104.0%, 5 years

(1)	Collateral based approach used for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Itelecom, Algodonera, Frigorifico and TriLinc Peru S.A.C.
(2)

The Company used the income approach for the following Watch List investments: Grupo Surpapel, Limas, PT Citra, Triton, Dock Brasil, TRG Cape Verde, Cevher, Maritime One, Lidas, Agilis Partners, Agilis Partners Holding, CAGSA, Producam, EPCT, Usivale and Qintess.

(3)

The Company used a hybrid of the collateral or the conversion approach and the income approach for the following Watch List investments: Vikudha, Blue Arrow and Ecsponent using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

(4)	The inputs were weighted based on the fair value of the investments included in the range.
(5)	Represents estimated period from December 31, 2024 to receipt date of final payment for investments under the income approach or estimated period from December 31, 2024 to collection date of proceeds from liquidation of collateral for investments under the liquidation approach.

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
(2)

The Company used the income approach for the following Watch List investments: Usivale, Limas, Triton, Maritime One Limited, Agilis Partners, CAGSA, Producam, Qintess and Equity Participation in Cocoa Transaction and a hybrid of the collateral based approach and the income approach for Vikudha, Ecsponent, MICD, and WinRep using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

(3)

This investments were originally classified as trade finances or term loans. Due to the fact that the original borrowers have been placed into bankruptcy, or the original loans were converted to other types of investments, the original investments have been reclassified as other investments.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company had no capital gains and therefore did not accrue an incentive fee on capital gains for the years ended December 31, 2024 and 2023. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended  December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

Related Party Transactions

For the years ended December 31, 2024 and 2023, the Advisor earned $5,562,244  and $5,539,005 , respectively, in asset management fees and $0  and $0 , respectively, in incentive fees.

On September 6, 2024, the Company sold its remaining investment in HINV, S.A. DE C.V. for a sale price of $2.0 million to TriLinc Global Impact Fund II Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this transaction, the Company no longer held any ownership interest in this investment.

On December 30, 2024, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. As of December 31, 2024, the investment represented approximately 0.8% of the Company's total portfolio.

As of  December 31, 2024 and 2023, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $240,100 and $0, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

Note 6. Unit Capital

As of December 31, 2024, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2024, the Company recorded a liability in the aggregate amount of $356,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of December 31, 2024 is calculated based on a net asset value per Class C, Class I and Class W units of $5.842 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the year ended December 31, 2024:

	Units		Units Issued			Units
	Outstanding	Units Issued	under Distribution	Units	Units	Outstanding
	as of	under Private Placement	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	During	December 31,
	2023	the Period	the Period	the Period	the Period	2024
Class A units	18,303,923	—	—	—	—	18,303,923
Class C units	7,766,734	—	—	(6,911)	—	7,759,823
Class I units	10,575,907	—	—	6,911	—	10,582,818
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,683,015	—	—	—	—	2,683,015
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,777,985	—	—	—	—	47,777,985

During the year ended  December 31, 2024, no units were issued under the DRP and no units were sold pursuant to the Company's private placement.

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

During the year ended December 31, 2024, no purchase requests were fulfilled. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended  December 31, 2022 with the SEC as of  March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective  April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement remained suspended through  December 31, 2024.

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

	Units		Units Issued			Units
	Outstanding	Units Issued	under Distribution	Units	Units	Outstanding
	as of	under Private Placement	Reinvestment Plan	Exchanged	Repurchased	as of
	December 31,	During	During	During	During	December 31,
	2022	the Period	the Period	the Period	the Period	2023
Class A units	18,233,751	—	71,910	—	(1,738)	18,303,923
Class C units	7,831,059	—	38,809	(90,353)	(12,781)	7,766,734
Class I units	10,443,595	—	44,362	90,353	(2,403)	10,575,907
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,682,275	—	740	—	—	2,683,015
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,639,086	—	155,821	—	(16,922)	47,777,985

During the year ended December 31, 2023, the Company fulfilled repurchase requests for a total of 16,922 units at a weighted average repurchase price per unit of $6.84 for an aggregate repurchase price of $115,711. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended  December 31, 2022 with the SEC as of  March 31, 2023, the private placement, the DRP and the unit repurchase program were temporarily suspended as of  December 31, 2023.

Note 7. Distributions

The following table summarizes the distributions paid for the year ended December 31, 2024:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Authorized	Per Unit	Distributions	Reinvested	Declared and Paid
February 21, 2024	February 15, 2024	$0.04376771	$2,091,411	$—	$2,091,411
March 27, 2024	March 26, 2024	0.04376771	2,089,867	—	2,089,867
Total for 2024			$4,181,278	$—	$4,181,278

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

The following table summarizes the distributions for the year ended  December 31, 2023:

		Daily Rate	Cash	Distributions	Total
Month ended	Date Authorized	Per Unit	Distributions	Reinvested	Declared and Paid
January 31, 2023	November 11, 2022	$0.00131143	$1,374,744	$558,839	$1,933,583
February 28, 2023	November 11, 2022	0.00131143	1,243,501	501,854	1,745,355
March 31, 2023	November 11, 2022	0.00131143	1,928,567	—	1,928,567
April 30, 2023	August 21, 2023	0.00115953	1,660,142	—	1,660,142
May 31, 2023	October 19, 2023	0.00113668	1,678,359	—	1,678,359
June 30, 2023	December 1, 2023	0.00110351	1,576,955	—	1,576,955
Total for 2023			$9,462,268	$1,060,693	$10,522,961

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,	December 31,
	2024	2023
Per unit data (1):
Net asset value at beginning of year	$5.71	$5.92
Net investment income	0.26	0.02
Net change in unrealized appreciation (depreciation) on investments	0.04	0.31
Net realized losses on investments	(0.03)	(0.32)
Foreign exchange gain	—	0.00
Net decrease in net assets resulting from operations	0.27	0.01
Distributions	(0.09)	(0.22)
Net change in accrued distribution and other fees	—	0.00
Net increase (decrease) in net assets	0.18	(0.21)
Net asset value at end of year (2)	$5.89	$5.71
Total return based on net asset value (3)	4.73%	0.17%
Net assets at end of year	$281,135,972	$272,854,872
Units Outstanding at end of year	47,777,985	47,777,985
Ratio/Supplemental data:
Ratio of net investment income to average net assets	4.41%	0.33%
Ratio of total expenses to average net assets	4.93%	5.39%

1	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2024 and 2023, which were 47,777,985 and 47,759,797, respectively.
2

For financial statement reporting purposes under GAAP, as of December 31, 2024 and 2023, the Company recorded a liability in the amount of $356,000 and $350,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	Total return does not assume the reinvestment of distributions paid.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer held the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2025.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer and interim Chief Financial Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer and interim Chief Financial Officer, Manager (principal executive, financial and accounting officer)	March 28, 2025
Gloria S. Nelund

/s/ Brent L. VanNorman	Manager	March 28, 2025
Brent L. VanNorman

/s/ Terry Otton	Manager	March 28, 2025
Terry Otton

/s/ Cynthia Hostetler	Manager	March 28, 2025
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 28, 2025
R. Michael Barth