Form 10-Q
period 2025-03-31
TriLinc Global Impact Fund LLC
filed 2025-05-13
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 13, 2025, the Company had outstanding 18,303,923 Class A units, 7,759,822 Class C units, 10,582,821 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $330,444,728 and $328,434,876, respectively)	$269,913,346	$268,409,272
Cash	1,096,507	98,199
Interest receivable	17,095,956	16,678,722
Other assets	385,014	403,988
Total assets	288,490,823	285,590,181

LIABILITIES
Management fee payable	1,425,604	1,412,744
Accrued distribution and other fees	359,000	356,000
Accrued expenses	2,653,210	2,445,365
Due to affiliates	357,903	240,100
Total liabilities	4,795,717	4,454,209
Commitments and Contingencies (see Note 5)
NET ASSETS	$283,695,106	$281,135,972

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$116,894,315	$115,912,753
Net capital on Class C units	49,215,540	48,800,413
Net capital on Class I units	67,568,044	67,002,531
Net capital on Class W units	155,815	154,498
Net capital on Class Y units	17,134,532	16,990,653
Net capital on Class Z units	50,082,262	49,630,526
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.945 and $5.892, respectively per unit based on total units outstanding of 47,777,985 and 47,777,985, respectively) (see Note 2)	$283,695,106	$281,135,972
Net assets, Class A (units outstanding of 18,303,923 and 18,303,923, respectively)	$108,822,179	$107,840,617
Net assets, Class C (units outstanding of 7,759,823 and 7,759,823, respectively)	45,793,413	45,378,286
Net assets, Class I (units outstanding of 10,582,818 and 10,582,818, respectively)	62,900,959	62,335,446
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	144,986	143,669
Net assets, Class Y (units outstanding of 2,683,015 and 2,683,015, respectively)	15,951,307	15,807,428
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	50,082,262	49,630,526
NET ASSETS	$283,695,106	$281,135,972

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
INVESTMENT INCOME
Interest income	$1,319,496	$1,985,897
Payment-in-kind interest income	4,913,357	4,020,113
Fee income	—	365,433
Other income	19,990	—
Interest from cash	291	1,633
Total investment income	6,253,134	6,373,076
EXPENSES
Asset management fees	1,425,604	1,365,692
Professional fees	1,358,164	1,264,867
General and administrative expenses	263,210	521,363
Board of managers fees	64,375	64,375
Total expenses	3,111,353	3,216,297
NET INVESTMENT INCOME	3,141,781	3,156,779
Net change in unrealized depreciation on investments	(505,776)	(59,744)
Net realized loss on investments	(73,871)	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,562,134	$3,097,035

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.07	$0.07
EARNINGS PER UNIT - BASIC AND DILUTED	$0.05	$0.06
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,777,985	47,777,985

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
INCREASE FROM OPERATIONS
Net investment income	$3,141,781	$3,156,779
Net change in unrealized depreciation on investments	(505,776)	(59,744)
Net realized loss on investments	(73,871)	—
Net increase from operations	2,562,134	3,097,035
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	—	(1,602,618)
Distributions to Class C unitholders	—	(678,438)
Distributions to Class I unitholders	—	(925,834)
Distributions to Class W unitholders	—	(2,144)
Distributions to Class Y unitholders	—	(234,859)
Distributions to Class Z unitholders	—	(737,385)
Net decrease from distributions	—	(4,181,278)
(DECREASE) INCREASE FROM CAPITAL TRANSACTIONS
Change in accrual of distribution and other fees	(3,000)	2,000
Net (decrease) increase from capital transactions	(3,000)	2,000
NET CHANGE IN NET ASSETS	2,559,134	(1,082,243)
Net assets at beginning of period	281,135,972	272,854,872
Net assets at end of period	$283,695,106	$271,772,629

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,562,134	$3,097,035
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Proceeds from disposition and paydowns of investments	2,936,366	6,868,813
Payment-in-kind interest	(4,913,357)	(4,020,113)
Net change in unrealized depreciation on investments	505,776	59,744
Net realized loss on investments	73,871	—
Changes in assets and liabilities:
Increase in interest receivable	(523,964)	(352,042)
Decrease in other assets	18,974	64,159
Increase (Decrease) in management fee payable	12,860	(34,308)
Increase in accrued expenses	207,845	410
Increase in due to affiliates	117,803	—
Decrease in other payables	—	(368,114)
NET CASH PROVIDED BY OPERATING ACTIVITIES	998,308	5,315,584
Cash flows from financing activities
Distributions paid to unitholders	—	(4,181,278)
NET CASH USED IN FINANCING ACTIVITIES	—	(4,181,278)
TOTAL INCREASE IN CASH	998,308	1,134,306
Cash at beginning of period	98,199	980,741
Cash at end of period	$1,096,507	$2,115,047
Supplemental non-cash information
Paid-in-Kind interest capitalized into investments	$5,020,087	$4,620,261
Change in accrual of distribution and other fees	$3,000	$(2,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2025

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel (5)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.86% Cash / 2.2% PIK / 3% Default	0.0%	6/18/2025	$2,829,356	10%	$2,829,356	$2,829,356	1.0%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,079,739	5.3%
Indonesia	PT Citra Labuantirta (15)	Chocolate and Cocoa Products	Cocoa Processor	PIK 12.5%	0.0%	12/31/2024	20,485,533	51%	20,485,533	20,485,533	7.2%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00	0.0%	6/30/2023	18,484,704	67%	18,484,704	6,531,441	2.3%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK	0.0%	4/30/2025	61,011,523	65%	61,011,523	61,011,523	21.5%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,238	6.8%
Total Senior Secured Term Loans	146,829,963	125,266,830	44.1%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (13)	Short-Term Business Credit	SME Financier	13.89	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,437,540	0.9%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK	0.0%	2/28/2025	7,957,633	42%	7,957,633	7,957,633	2.8%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	12/31/2027	11,764,328	88%	11,764,328	11,451,308	4.0%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.7% Cash / 4.0% PIK	0.0%	3/31/2023	15,092,408	30%	15,092,408	3,874,961	1.4%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	16,904,060	6.0%
Netherlands	Cevher International B.V. Netherlands (5), (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.0% Cash / 3.0% Default	0.0%	N/A	(16)	8,275,000	44%	11,399,439	10,397,894	3.7%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00	0.0%	10/31/2026	4,473,802	100%	4,473,802	4,115,668	1.5%
Romania	Lidas SRL (5), (9), (12)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Default	0.0%	N/A	(16)	6,836,622	41%	7,136,229	7,136,229	2.5%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK	0.0%	12/31/2024	769,955	49%	769,955	537,466	0.2%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK	0.0%	9/19/2025	14,664,496	57%	14,664,496	12,605,338	4.4%
Total Senior Secured Term Loan Participations	97,576,921	77,418,097	27.4%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (13)	Soybeans	Agriculture Distributor	N/A	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.0%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,528,841	1.6%
Cameroon	Producam SA (5), (6), (14)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	0.0%	12/31/2024	16,077,863	77%	16,077,863	14,519,154	5.1%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75	0.0%	10/25/2023	4,424,931	59%	4,424,931	2,488,277	0.9%
Total Senior Secured Trade Finance Participations	38,805,090	27,259,568	9.6%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A	0.0%	N/A	5,924,697	N/A	5,924,697	3,164,986	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13)	Electric Services	Claim in Bankruptcy	N/A	0.0%	N/A	1,400,194	N/A	1,400,194	914,426	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A	0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.6%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.0%
Nigeria	Equity Participation in Cocoa Transaction A (10)	Other	Profit sharing rights on cocoa distribution	N/A	0.0%	N/A	1,526,561	N/A	1,526,561	1,526,561	0.5%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A	0.0%	12/15/2026	400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A	0.0%	N/A	1,354,523	N/A	1,354,523	1,261,346	0.4%
Total other investments	22,040,346	11,918,806	4.0%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	4.49% PIK	0.0%	2/11/2027	364,766	4%	579,561	650,584	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services	IT Service Provider	12.0% PIK	0.0%	8/11/2026	27,109,186	23%	24,612,847	25,744,461	9.1%
Total convertible notes	25,192,408	26,395,045	9.3%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	1,655,000	0.6%
Total Investments	$330,444,728	$269,913,346	95.0%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farms Limited and Alfa Systems and Commodity Company Limited were July 31, 2024 and October 16, 2024, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.
[12]	Investment is in default.
13	Investment is in bankruptcy.
14	Investment is in arbitration.
[15]	Investment is undergoing a restructuring.
[16]	The borrower is required to repay the loan upon request.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2024

Investment Type /Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.86% Cash / 2.2% PIK / 3% Default	0.0%	6/18/2025	$2,829,356	10%	$2,829,356	$2,829,356	1.0%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,079,739	5.4%
Indonesia	PT Citra Labuantirta (15)	Chocolate and Cocoa Products	Cocoa Processor	PIK 12.5%	2.0%	12/31/2024	19,864,760	51%	19,864,760	19,864,760	7.1%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	6,531,441	2.3%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK	0.0%	12/31/2024	58,044,788	65%	58,044,788	58,044,788	20.6%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,238	6.9%
Total Senior Secured Term Loans	143,242,455	121,679,322	43.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (13)	Short-Term Business Credit	SME Financier	13.89%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,437,540	0.9%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK	0.0%	2/28/2025	7,898,395	42%	7,898,395	7,898,395	2.8%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	3/31/2025	12,122,163	88%	12,122,163	11,809,142	4.2%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.7% Cash / 4.0% PIK	0.0%	3/31/2023	15,092,408	30%	15,092,408	3,874,961	1.4%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	16,540,160	5.9%
Netherlands	Cevher International B.V. Netherlands (5), (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.0% Cash / 3.0% Default	0.0%	N/A	(16)	8,275,000	44%	11,399,439	10,397,895	3.7%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	10/31/2026	5,808,563	100%	5,808,563	5,298,417	1.9%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash	0.0%	N/A	(16)	6,836,622	41%	7,136,229	7,136,229	2.5%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK	0.0%	12/31/2024	730,724	49%	730,724	498,234	0.2%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK	0.0%	9/19/2025	14,188,395	57%	14,188,395	12,265,720	4.4%
Total Senior Secured Term Loan Participations	98,694,947	78,156,693	27.9%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (13)	Soybeans	Agriculture Distributor	N/A	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.0%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,528,841	1.6%
Cameroon	Producam SA (5), (6), (14)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024	16,077,863	77%	16,077,863	14,519,154	5.2%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	10/25/2023	4,424,931	59%	4,424,931	2,893,848	1.0%
Total Senior Secured Trade Finance Participations	38,805,090	27,665,139	9.8%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A	N/A	N/A	5,924,697	N/A	5,924,697	3,164,987	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13)	Electric Services	Claim in Bankruptcy	N/A	N/A	N/A	1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A	N/A	N/A	4,935,048	N/A	4,935,048	1,792,698	0.6%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	N/A	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (10)	Other	Profit sharing rights on cocoa distribution	N/A	N/A	N/A	1,606,182	N/A	1,606,182	1,606,182	0.6%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A	N/A	N/A	400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A	N/A	N/A	2,428,394	N/A	2,428,394	2,261,346	0.8%
Total other investments	23,249,806	13,054,395	4.6%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	4.49% PIK	0.0%	2/11/2027	361,990	4%	576,786	647,809	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services	IT Service Provider	12.0% PIK	0.0%	8/11/2026	26,362,131	23%	23,865,792	24,739,380	8.8%
Total convertible notes	24,442,578	25,387,189	9.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	2,466,534	0.9%
Total Investments	$328,434,876	$268,409,272	95.5%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2025

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer units to existing unitholders pursuant to its distribution reinvestment plan ("DRP"). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024. For the period from April 1, 2017 to March 31, 2025, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP, for total gross proceeds of approximately $515,089,000 as of March 31, 2025.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of March 31, 2025, the Company’s Subsidiaries are as follows:

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

Through March 31, 2025, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form  10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC o n March 28, 2025.

The results of operations for the  three months ended March 31, 2025 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2025.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. Following the initial accrual of interest income, the receivable balances are adjusted to have such balances reflect their net realizable value at each reporting date. The Company determines the net realizable value using the same methodologies used to determine the fair value of investments. Structuring, upfront and similar fees are recorded as a discount on investments purchased and are accreted into interest income, on a straight-line basis, which the Company has determined not to be materially different from the effective yield method.

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

Any potential valuation adjustments are subject to a materiality threshold as determined by the Advisor. Due to the fact that all non-Watch List investments are performing loans, with no macroeconomic indicator or other event observed that would reasonably be expected to have a material impact on the underlying performance or collateral value of the investment, most of these investments have a fair value that does not deviate materially from amortized cost. If, pursuant to the Company's quarterly review, the Company determines that one or more material valuation adjustments are appropriate, then the Company adjusts the fair value. Historically, in most cases when these adjustments have resulted in a fair value that is materially less than the investment’s amortized cost, the Company has determined to place it on the Watch List. Fixed income investments are typically valued utilizing an income approach, collateral based approach, or a combination of these approaches (and any others, as appropriate). The income approach uses valuation techniques to convert future amounts (for example, interest and principal payments) to a single present value amount (Discounted Cash Flow or “DCF”) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. For Watch List investments, the Company predominantly uses the income approach, but may also use a collateral based approach (also known as a liquidation or net recovery approach), or a hybrid approach consisting of the income approach and the collateral based approach. The collateral based approach uses estimates of the collateral value of the borrower’s assets using an expected recovery model. When using the collateral based approach, the Company determines the fair value of the remaining assets, discounted to reflect the anticipated amount of time to recovery and the uncertainty of recovery. The Company also may make further adjustments to account for anticipated costs of recovery, including legal fees and expenses. In following a given approach, the types of factors that the Company may take into account in valuing the Company’s investments include, as applicable:

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

Payment-in-Kind Interest

The Company has investments that contain payment-in-kind ("PIK") interest provisions. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as interest income, if the valuation indicates that such interest is collectible. For the three months ended March 31, 2025 and 2024, the Company earned and capitalized PIK interest of $4,913,357 and $4,020,113, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At March 31, 2025, the estimated unpaid distribution fees for Class C units amounted to $343,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000. At December 31, 2024, the estimated unpaid distribution fees for Class C units amounted to $340,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of March 31, 2025, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2022.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of March 31, 2025, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of March 31, 2025, under GAAP, the Company has recorded a liability in the amount of $359,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of March 31, 2025, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.95. This estimated net asset value per unit as of  March 31, 2025 reflects an increase of approximately $0.06 from the net asset value per unit of approximately $5.89 as of  December 31, 2024. The increase in net asset value per unit was due to the improvement in current macroeconomic conditions as well as some of the Company's borrowers gradually ramping up their trading activities. The Company recorded $505,776 in unrealized depreciation and $73,871 in realized loss on its investments during the three months ended March 31, 2025. The Company also recorded $59,744 in unrealized depreciation and $0 in net realized gain or loss on its investments during the three months ended March 31, 2024.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2025 and 2024.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised through the end of the Offering, the organization and offering costs did not exceed the O&O Reimbursement Limit, and reimbursement to the Sponsor of the initial offering and organization costs were recorded in periods prior to 2021. The Company continues to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company. There were no offering costs incurred by the Sponsor during the three months ended March 31, 2025 and 2024.

Segment Reporting

The Company has determined that it qualifies as a single reporting segment, as it follows a single investment activity and strategy. Additionally, the segment income and expenses are reported as total investment income and expenses on a consolidated basis in the consolidated statements of operations.

The Chief Operating Decision Maker ("CODM") is the Chief Executive Officer, who also serves as the President.

The CODM regularly assesses performance of the single reporting segment and decides how to allocate resources and make operating decisions based on the net changes in net asset value, which consists of net increases or decreases from operations and other capital transactions, including distributions, unit issuances, and unit repurchases as listed in the accompanying consolidated statement of changes in net assets.

Recently Issued Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which mandates the Company to disclose significant segment expenses regularly provided to its CODM. Additionally, ASU 2023-07 requires the Company to disclose the title and position of its CODM, as well as how the CODM uses segment profit or loss information to assess segment performance and determine how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after  December 15, 2023, and interim periods beginning with the first quarter ended  March 31, 2025. The Company has adopted ASU 2023-07 effective  December 31, 2024. For additional information, refer to Segment Reporting in Note 2 Significant Accounting Policies.

In  November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in  January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which will be effective for annual reporting period beginning after  December 15, 2026. ASU 2024-03 will require the Company to provide more detailed information about the types of expenses in the consolidated financial statements. The Company believes that the adoption of ASU 2024-03 will not have a material impact on its consolidated financial statements.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. The International Investment Group L.L.C. (“IIG”) was the sub-advisor with respect to 5 of the 21 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. In these instances, the Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs imposed by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded or lowered multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

In addition, as of  March 31, 2025 and December 31, 2024, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At March 31, 2025, the Company’s largest loan by value was $61,011,523 or 22.6% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 53.2% of the Company’s investment portfolio at March 31, 2025. Participations in loans amounted to 38.8% of the fair value of the Company’s total portfolio at March 31, 2025.

Note 3. Investments

As of March 31, 2025, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$146,829,963	$125,266,830	46.4%
Senior secured term loan participations	97,576,921	77,418,097	28.7%
Senior secured trade finance participations	38,805,090	27,259,568	10.1%
Convertible notes	25,192,408	26,395,045	9.8%
Other investments	22,040,346	11,918,806	4.4%
Equity warrants	—	1,655,000	0.6%
Total investments	$330,444,728	269,913,346	100.0%

As of December 31, 2024, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$143,242,455	$121,679,322	45.3%
Senior secured term loan participations	98,694,947	78,156,693	29.1%
Senior secured trade finance participations	38,805,090	27,665,139	10.3%
Convertible notes	24,442,578	25,387,189	9.5%
Other investments	23,249,806	13,054,395	4.9%
Equity warrants	—	2,466,534	0.9%
Total investments	$328,434,876	$268,409,272	100.0%

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

As of  March 31, 2025 and  December 31, 2024, Participations with sub-advisors represented the following as a percentage of Net Assets:

	As of March 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Total	Value	of Total
CEECAT Capital Limited & CCL Investments SARL	$10,397,895	3.7%	$10,397,895	3.7%
Origin Capital Limited	15,972,161	5.6%	15,593,310	5.5%
Scipion Capital, Ltd.	16,956,694	6.0%	16,956,694	6.0%
TRG Management LP	34,352,678	12.1%	33,285,584	11.8%
Total	$77,679,428	27.4%	$76,233,483	27.1%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company's trade finance investments have up to a year or more of accrued interest receivable as of  March 31, 2025. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis based on the terms of the agreements. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at March 31, 2025 and December 31, 2024 are recorded at net realizable value.

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

Short Term Investments

Short term investments are defined by the Company as investments that generally meet the standard underwriting guidelines for trade finance and term loan transactions and that also have the following characteristics: (1) maturity of less than one year, and (2) loans to borrowers to whom, at the time of funding, the Company does not expect to re-lend. Impact data is not tracked for short term investments.

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

The industry composition of the Company’s portfolio, at fair value as of March 31, 2025 and December 31, 2024, was as follows:

	As of March 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	7,957,633	2.9%	7,898,395	2.9%
Chemicals and Allied Products	6,531,441	2.4%	6,531,441	2.4%
Chocolate and Cocoa Products	35,004,687	13.0%	34,383,914	12.8%
Coal and Other Minerals and Ores	34,408,977	12.7%	34,408,977	12.8%
Computer Related Services	26,395,045	9.8%	25,387,189	9.5%
Corn	13,142,804	4.9%	12,763,954	4.8%
Corrugated and Solid Fiber Boxes	2,829,356	1.0%	2,829,356	1.1%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,528,841	1.7%	4,528,841	1.7%
Electric Services	914,426	0.3%	970,393	0.4%
Freight Transportation Arrangement	3,874,961	1.4%	3,874,961	1.4%
Frozen Fish and Seafood	2,488,277	0.9%	2,893,848	1.1%
Hotels and Motels	11,451,308	4.2%	11,809,142	4.4%
Land Subdividers and Developers	16,904,060	6.3%	16,540,160	6.2%
Motor Vehicle Parts and Accessories	10,397,894	3.9%	10,397,895	3.9%
Refuse Systems	62,666,523	23.2%	60,511,322	22.5%
Retail Bakeries	7,136,229	2.6%	7,136,229	2.7%
Short-Term Business Credit	2,437,540	0.9%	2,437,540	0.9%
Soybeans	5,723,296	2.1%	5,723,296	2.1%
Towing and Tugboat Service	4,115,668	1.6%	5,298,417	2.0%
Other	6,255,908	2.4%	7,335,530	2.6%
Total	$269,913,346	100.0%	$268,409,272	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$15,000,609	5.6%	$15,000,609	5.6%
Botswana	2,437,540	0.9%	2,437,540	0.9%
Brazil	34,655,693	12.8%	33,588,599	12.5%
Cabo Verde	11,451,308	4.2%	11,809,142	4.4%
Cameroon	14,519,154	5.4%	14,519,154	5.4%
Chile	914,426	0.3%	970,393	0.4%
Ecuador	5,317,633	2.0%	5,723,204	2.1%
Hong Kong	15,079,739	5.6%	15,079,739	5.6%
Indonesia	20,485,533	7.6%	19,864,760	7.4%
Kenya	3,874,961	1.4%	3,874,961	1.4%
Malaysia	6,531,441	2.4%	6,531,441	2.4%
Mexico	62,666,523	23.2%	60,511,322	22.5%
Namibia	16,904,060	6.3%	16,540,160	6.2%
Netherlands	10,397,894	3.9%	10,397,895	3.9%
Nigeria	5,642,229	2.1%	6,904,599	2.6%
Peru	1,261,346	0.5%	2,261,346	0.8%
Romania	7,136,229	2.6%	7,136,229	2.7%
Singapore	19,329,238	7.2%	19,329,238	7.2%
Uganda	13,142,804	4.9%	12,763,954	4.8%
N/A	3,164,986	1.1%	3,164,987	1.2%
Total	$269,913,346	100.0%	$268,409,272	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820, Fair Value Measurement ("ASC 820") as of March 31, 2025:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$125,266,830	$—	$—	$125,266,830
Senior secured term loan participations	77,418,097	—	—	77,418,097
Senior secured trade finance participations	27,259,568	—	—	27,259,568
Convertible notes	26,395,045	—	—	26,395,045
Other investments	11,918,806	—	—	11,918,806
Equity warrants	1,655,000	—	—	1,655,000
Total	$269,913,346	$—	$—	$269,913,346

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2024:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$121,679,322	$—	$—	$121,679,322
Senior secured term loan participations	78,156,693	—	—	78,156,693
Senior secured trade finance participations	27,665,139	—	—	27,665,139
Convertible notes	25,387,189	—	—	25,387,189
Other investments	13,054,395	—	—	13,054,395
Equity warrants	2,466,534	—	—	2,466,534
Total	$268,409,272	$—	$—	$268,409,272

The following is a reconciliation of activity for the three months ended March 31, 2025, of investments classified as Level 3:

	Fair Value at December 31, 2024	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications	Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2025
Senior secured term loans	$121,679,322	$—	$—	$—	$3,587,508	$—	$—	$125,266,830
Senior secured term loan participations	78,156,693	—	(1,800,777)	—	682,750	379,431	—	77,418,097
Senior secured trade finance participations	27,665,139	—	—	—	—	(405,571)	—	27,259,568
Convertible notes	25,387,189	—	—	—	749,829	258,027	—	26,395,045
Other investments	13,054,395	—	(1,135,589)	—	—	73,871	(73,871)	11,918,806
Equity warrants	2,466,534	—	—	—	—	(811,534)	—	1,655,000
Total	$268,409,272	$—	$(2,936,366)	$—	$5,020,087	$(505,776)	$(73,871)	$269,913,346

The following is a reconciliation of activity for the year ended December 31, 2024, of investments classified as Level 3:

	Fair Value at December 31, 2023	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications	Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2024
Senior secured term loans	$108,317,851	$—	$(919,801)	$(303,015)	$15,258,212	$(673,925)	$—	$121,679,322
Senior secured term loan participations	87,306,046	—	(11,570,364)	—	2,751,489	(330,478)	—	78,156,693
Senior secured trade finance participations	28,607,328	—	(648,430)	—	42,841	(336,600)	—	27,665,139
Convertible notes	21,768,698	—	—	—	2,850,250	768,241	—	25,387,189
Other investments	14,371,380	—	(1,301,744)	303,015	—	1,153,537	(1,471,793)	13,054,395
Equity warrants	1,309,404	—	—	—	—	1,157,130	—	2,466,534
Total	$261,680,707	$—	$(14,440,339)	$—	$20,902,792	$1,737,905	$(1,471,793)	$268,409,272

Net change in unrealized depreciation for the three months ended March 31, 2025 and net change in unrealized appreciation for the year ended  December 31, 2024 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were approximately $506,000 and $544,000, respectively.

As of March 31, 2025, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2025:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (1)	$7,017,118	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.24x - 1.57x, 11.75% - 17.67% (15.57%), 1.0 - 2.8 years
Senior secured trade finance participations (2)	$20,242,450	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 18.50% (17.51%), 4.8 - 14.2 years
Senior secured term loans (2)	$57,723,866	Income approach (DCF)	Discount rate, Estimated duration period (5)	14.0% - 20.50% (17.52%), 0.5 - 9.8 years
Senior secured term loans (3)	$67,542,964	A hybrid of the collateral based or conversion approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Conversion rate, Discount rate, Estimated duration period (5)	1.18x, 67.0%, 20.50% - 25.0% (20.94%), 0.5 - 2.0 years
Senior secured term loan participations (1)	$20,779,021	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.40x - 2.99x, 13.50% - 19.50% (18.38%), 1.0 - 3.3 years
Senior secured term loan participations (2)	$54,201,536	Income approach (DCF)	Discount rate, Estimated duration period (5)	11.0% - 21.0% (15.77%), 0.2 - 5.0 years
Senior secured term loan participations (3)	$2,437,540	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.4x, 22.25%, 3.0 - 3.7 years
Other investments (1)	$10,089,230	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.18x, 8.0% - 24.50% (18.52%), 0.5 - 4.0 years
Other investments (2)	$1,829,576	Income approach (DCF)	Discount rate, Estimated duration period (5)	9.50% - 13.25% (10.12%), 0.5 - 1.7 years
Convertible notes (2)	$26,395,045	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$1,655,000	Option Pricing Method	Risk free rate, volatility, time to liquidity	4.0%, 92.6%, 5 years

(1)	The Company used a collateral based approach for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Itelecom, Algodonera, and Frigorifico.
(2)

The Company used the income approach for the following Watch List investments: Grupo Surpapel, Limas, Triton, Cevher, Maritime One, Lidas, Agilis Partners, Agilis Partners Holding, CAGSA, Producam, Usivale and Qintess.

(3)

The Company used a hybrid of the collateral or the conversion approach and the income approach for the following Watch List investments: Vikudha and Ecsponent using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

(4)	The inputs were weighted based on the fair value of the investments included in the range.
(5)	Represents estimated period from March 31, 2025 to receipt date of final payment for investments under the income approach or estimated period from March 31, 2025 to collection date of proceeds from liquidation of collateral for investments under the liquidation approach.

As of December 31, 2024, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2024:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$7,422,689	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.24x - 1.57x, 11.75% - 17.67% (15.36%), 1.0 - 2.5 years
Senior secured trade finance participations (2)	$20,242,450	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 18.50% (17.51%), 4.5 - 14.3 years
Senior secured term loans (2)	$57,103,093	Income approach (DCF)	Discount rate, Estimated duration period (5)	14.0% - 19.50% (17.16%), 1.0 - 10.0 years
Senior secured term loans (3)	$64,576,229	A hybrid of the collateral based or conversion approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Conversion rate, Discount rate, Estimated duration period (5)	1.18x, 67.0%, 20.50% - 25.0% (20.96%), 0.8 - 2.0 years
Senior secured term loan participations (1)	$20,415,121	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.43x - 3.07x, 13.50% - 19.50% (18.36%), 1.0 - 3.3 years
Senior secured term loan participations (2)	$55,304,032	Income approach (DCF)	Discount rate, Estimated duration period (5)	11.0% - 21.0% (16.78%), 0.5 - 5.0 years
Senior secured term loan participations (3)	$2,437,540	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.4x, 22.25%, 3.0 - 3.7 years
Other investments (1)	$11,145,198	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.20x, 5.82% - 24.50% (17.52%), 0.5 - 4.0 years
Other investments (2)	$1,909,197	Income approach (DCF)	Discount rate, Estimated duration period (5)	9.50% - 13.25% (10.10%), 2.0 years
Convertible notes (2)	$25,387,189	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$2,466,534	Option Pricing Method	Risk free rate, volatility, time to liquidity	4.4%, 104.0%, 5 years

(1)	The Company used a collateral based approach for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Itelecom, Algodonera, and Frigorifico.
(2)	The Company used the income approach for the following Watch List investments: Limas, Triton, Cevher, Maritime One, Agilis Partners, Agilis Partners Holding, CAGSA, Producam, Usivale and Qintess.
(3)

The Company used a hybrid of the collateral or the conversion approach and the income approach for the following Watch List investments: Vikudha and Ecsponent using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 3 years.

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

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on March 31, 2026, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company did not accrue an incentive fee on capital gains for the three months ended March 31, 2025 and 2024. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

Related Party Transactions

For the three months ended March 31, 2025 and 2024, the Advisor earned $1,425,604 and $1,365,692, respectively, in asset management fees and $0 and $0, respectively, in incentive fees.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of March 31, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of  March 31, 2025 and December 31, 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $357,903 and $240,100, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

Note 6. Unit Capital

As of March 31, 2025, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of March 31, 2025, the Company recorded a liability in the aggregate amount of $359,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of March 31, 2025 is calculated based on a net asset value per Class C, Class I and Class W units of $5.892 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the three months ended March 31, 2025:

	Units	Units Issued	Units Issued	Units	Units	Units
	Outstanding	under Private	under Distribution	Exchanged	Repurchased	Outstanding
	as of	Placement	Reinvestment Plan			as of
	December 31,	During	During	During	During	March 31,
	2024	the Period	the Period	the Period	the Period	2025
Class A units	18,303,923	—	—	—	—	18,303,923
Class C units	7,759,823	—	—	—	—	7,759,823
Class I units	10,582,818	—	—	—	—	10,582,818
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,683,015	—	—	—	—	2,683,015
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,777,985	—	—	—	—	47,777,985

During the three months ended March 31, 2025, no units were issued under the DRP and no units were sold pursuant to the Company's private placement.

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

During the three months ended March 31, 2025, no repurchase requests were fulfilled. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement was terminated on November 29, 2024.

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

Note 7. Distributions

During the three months ended March 31, 2025, no distributions were made.

The following table summarizes the distributions for the three months ended March 31, 2024:

		Daily Rate	Cash	Distributions	Total
Date Paid	Date Authorized	Per Unit	Distributions	Reinvested	Declared
February 21, 2024	February 15, 2024	$0.04376771	$2,091,411	$—	$2,091,411
March 27, 2024	March 26, 2024	$0.04376771	2,089,867	—	2,089,867
Total for 2024			$4,181,278	$—	$4,181,278

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Per unit data (1):
Net asset value at beginning of period	$5.89	$5.71
Net investment income	0.07	0.07
Net change in unrealized depreciation on investments	(0.01)	(0.00)
Net realized loss on investments	(0.00)	—
Net increase in net assets resulting from operations	0.06	0.07
Distributions	—	(0.09)
Net change in accrued distribution and other fees	(0.00)	0.00
Net increase (decrease) in net assets	0.06	(0.02)
Net asset value at end of period (2)	$5.95	$5.69
Total return based on net asset value (4)	1.07%	1.14%
Net assets at end of period	$283,695,106	$271,772,629
Units Outstanding at end of period	47,777,985	47,777,985
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	4.49%	4.65%
Ratio of total expenses to average net assets	4.45%	4.74%

1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2025 and 2024, which were 47,777,985 and 47,777,985, respectively.
2

For financial statement reporting purposes under GAAP, as of March 31, 2025 and 2024, the Company recorded a liability in the amount of $359,000 and $348,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	The Company’s net investment income has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.
4	Total return does not assume the reinvestment of distributions paid and is not annualized.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through  May 13, 2025, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2025.

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

Upon termination of the primary portion of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our DRP to the investors who have purchased units in the Offering. Units issued pursuant to our DRP are offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Our DRP was amended, effective May 25, 2020, to allow holders of all classes of units other than Class Z units to participate, including holders who purchased units in our private placements. The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

For the three months ended March 31, 2025, we did not issue any units through the private placement or the DRP. As of March 31, 2025, $21,439,000 in units remained available for sale pursuant to the DRP, which was temporarily suspended effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. In addition, the Company's unit repurchase program was suspended effective April 1, 2023. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement was terminated on November 29, 2024.

From our inception through March 31, 2025, we issued an aggregate of 56,404,318 of our units, including 8,179,306 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000.

Outlook

Over the last three years, the global economy weathered tighter monetary policy triggered by high inflation better than most economists originally forecasted, particularly the United States. Many of the Company’s borrowers experienced significant negative effects during the 2020 - 2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies are struggling to recover from the compound impact of approximately three years of economic hardship, while current macroeconomic conditions are not strong enough for borrower companies to achieve a rapid and significant recovery in operating performance. The prospect of significant tariffs imposed by the new U.S. presidential administration on certain non-U.S. countries and the potential for reciprocal retaliatory tariffs is a critical near-term macroeconomic risk factor that could negatively affect the Company's borrowers. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. While a short-term suspension for most tariffs was announced in early April 2025, businesses globally consistently report that significant uncertainty associated with the U.S. government's trade and tariff policy is slowing, if not outright halting, capital investment plans. This “uncertainty effect” is global in nature, with many companies closely watching the trade dispute and ongoing talks between the United States and China. Specific to the Company’s borrowers, no direct effects have been observed as of March 31, 2025, given the vast majority of the tariffs were not announced until April 2025, with most on hold through mid-July 2025 with the exception of tariffs directed towards China, whose cumulative tariff rate had been set at approximately 145%, but in a joint agreement announced on May 12, 2025, the United States agreed to lower the rate to approximately 30% and China agreed to lower its retaliatory tariff rate from 125% to 10%, in each case for a period of 90 days, while the two countries continue their trade talks. Indeed, although the Company’s NAV per unit increased by approximately $0.06 as of March 31, 2025, compared to the NAV per unit as of December 31, 2024, the increase in NAV reflects the cumulative effect of several factors, including the gradual ramp-up of trading activities by some of the Company's borrowers, global economic conditions, inflation and the dramatic rise in interest rates, most of which preceded the three months ended March 31, 2025.

The combination of weakened borrower companies, still attempting to recover from the historically bad 2020-2022 pandemic/broken supply chain period, and weakened demand in the current macro-economic environment, has made it challenging for the Company’s borrowers to repay their obligations to the Company, as discussed above. As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. In addition, the Company’s unit repurchase program, which was suspended effective April 1, 2023, has been reinstated, but only with respect to repurchase requests made in connection with the death or disability of a unitholder. Our NAV per unit as of March 31, 2025 is higher than it would have been if the Company had continued to pay regular monthly distributions during the three months ended March 31, 2025.

The Company intends to continue pursuing multiple strategies in order to address its temporary liquidity needs, which may include the sale of all or a portion of certain investments, seeking to obtain new credit facilities and the pursuit of additional financing transactions as needed to supplement cash flows. For example, during the three months ended March 31, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C. to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company's Advisor, for a sale price of $1.0 million.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2025, some of our investments were in the form of participations, and we expect that some of our future investments will continue to be in the form of participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for certain participations is the respective sub-advisor or its affiliate that originates the loan in which we are participating. In such case, we will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

Floating Interest Rates

As of March 31, 2025, 3.4% of the fair value of the Company’s total investments bore interest at floating rates based on the Secured Overnight Financing Rate (“SOFR”), serving as an alternative rate designated by the Company following the discontinuation of LIBOR, which was phased out completely in June 2023. In July 2023, the Company's legacy loans transitioned from LIBOR to Synthetic LIBOR, which was in effect until September 30, 2024. The Company's legacy loans have transitioned to SOFR following the complete phase-out of LIBOR as of September 30, 2024.

The discontinuation of both LIBOR and Synthetic LIBOR and the use of alternative rates, such as SOFR, could result in interest rate decreases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our unitholders at expected levels or at all.

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

Portfolio and Investment Activity

During the three months ended March 31, 2025, the Company did not make any investments. Additionally, the Company received proceeds from repayments and dispositions of investment principal of approximately $2.9 million.

At March 31, 2025 and December 31, 2024, the Company’s investment portfolio included 28 and 28 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2025		As of December 31, 2024
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$125,266,830	46.4%	$121,679,322	45.3%
Senior secured term loan participations	77,418,097	28.7%	78,156,693	29.1%
Senior secured trade finance participations	27,259,568	10.1%	27,665,139	10.3%
Convertible notes	26,395,045	9.8%	25,387,189	9.5%
Other investments	11,918,806	4.4%	13,054,395	4.9%
Equity warrants	1,655,000	0.6%	2,466,534	0.9%
Total investments	$269,913,346	100.0%	$268,409,272	100.0%

As of March 31, 2025, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans and convertible notes were 7.7%, 13.4%, 15.6% and 11.8%, respectively, for a weighted average yield on investments of approximately 12.7% on our total portfolio.

As of December 31, 2024, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 7.6%, 13.3%, 15.6%, and 11.8%, respectively, for a weighted average yield on investments of approximately 12.6% on our total portfolio.

As of March 31, 2025, we had the following investments, listed by description of the underlying borrower (if applicable):

Description		Sector	Industry Classification	Country	Interest		Maturity (1)		Principal Amount	Fair Value
Sustainable Packaging Manufacturer		Corrugated and Solid Fiber Boxes	Recycling	Ecuador	11.86% Cash / 2.2% PIK / 3% Default		6/18/2025	(2)	$2,829,356	$2,829,356
Resource Trader	(6)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%		6/30/2023	(2)	22,219,566	15,079,739
Cocoa Processor	(5)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	PIK 12.5%		12/31/2024	(5)	20,485,533	20,485,533
Wholesale Distributor	(6)	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%		6/30/2023	(2)	18,484,704	6,531,441
Waste to Fuels Processor		Refuse Systems	Recycling	Mexico	20.0% PIK		4/30/2025		61,011,523	61,011,523
Waste to Fuels Processor		Refuse Systems	Recycling	Mexico	N/A		N/A	(3)	N/A	1,655,000
Non-Ferrous Metal Trader		Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK		8/18/2025	(2)	21,799,281	19,329,238
SME Financier	(7)	Short-Term Business Credit	Inclusive Finance	Botswana	13.89%		8/18/2023	(2)	5,601,000	2,437,540
Ship Maintenance & Repair Service Provider		Boatbuilding and Repairing	Infrastructure Development	Brazil	14% Cash / 3% PIK		2/28/2025		7,957,633	7,957,633
Hospitality Service Provider		Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK		12/31/2027		11,764,328	11,451,308
Freight and Cargo Transporter	(6)	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.7% Cash / 4.0% PIK		3/31/2023	(2)	15,092,408	3,874,961
Property Developer	(6)	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK		8/15/2021	(2)	18,717,631	16,904,060
Wheel Manufacturer		Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.0% Cash / 3.0% Default		N/A	(2), (9)	8,275,000	10,397,894
Marine Logistics Provider		Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%		10/31/2026	(2)	4,473,802	4,115,668
Frozen Bakery Products Manufacturer	(6)	Retail Bakeries	Responsible Consumer Goods Production	Romania	18.5% Default		N/A	(2), (9)	6,836,622	7,136,229
Grain Processor G	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK		12/31/2024	(2)	769,955	537,466
Grain Processor F	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.0% PIK		9/19/2025	(2)	14,664,496	12,605,338
Agriculture Distributor	(7)	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	N/A		6/30/2018	(2)	12,500,000	5,723,296
Dairy Co-Operative	(6)	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%		7/29/2019	(2)	5,802,296	4,528,841
Cocoa & Coffee Exporter	(8)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	(10)	12/31/2024	(2)	16,077,863	14,519,154
Seafood Processing Company II	(6)	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%		10/25/2023	(2)	4,424,931	2,488,277
Claim in Bankruptcy	(7)	Other	Other	N/A	N/A		N/A	(2)	5,924,697	3,164,986
Claim in Bankruptcy	(7)	Electric Services	Technological Innovation	Chile	N/A		N/A	(2)	1,400,194	914,426
Claim in Bankruptcy	(7)	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	4,935,048	1,792,698
Claim in Bankruptcy	(7)	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	6,499,323	2,955,774
Profit sharing rights on cocoa distribution		Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A		N/A		1,526,561	1,526,561
Installment under Judicial Recovery		Other	Other	Brazil	N/A		12/15/2026		400,000	303,015
Real estate property		Other	Other	Peru	N/A		N/A		1,354,523	1,261,346
IT Service Provider		Computer Related Services	Access to Technology	Brazil	4.49% PIK		2/11/2027		364,766	650,584
IT Service Provider		Computer Related Services	Access to Technology	Brazil	12.0% PIK		8/11/2026	(2)	27,109,186	25,744,461
Total Investments										$269,913,346

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
[4]	The Company is negotiating with the borrower to amend the loan term to extend the maturity date.
[5]	Investment is undergoing a restructuring.
6	Investment is in default.
7	Investment is in bankruptcy.
8	Investment is in arbitration.
9	The borrower is required to pay the loan upon request.
10	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.

As of March 31, 2025, the composition our investments at fair value based on the Company created industry classification was as follows:

	As of March 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry Classification	Value	of Total	Value	of Total
Access to Technology	26,395,045	9.8%	$25,387,189	9.5%
Inclusive Finance	2,437,540	0.9%	2,437,540	0.9%
Infrastructure Development	36,313,001	13.5%	36,247,697	13.5%
Recycling	65,495,879	24.3%	63,340,678	23.6%
Responsible Consumer Goods Production	17,534,123	6.5%	17,534,124	6.5%
Responsible Industrial Goods Distribution	6,531,441	2.4%	6,531,441	2.4%
Responsible Logistics Management	7,990,629	3.0%	9,173,378	3.4%
Responsible Natural Resources Distribution	34,408,977	12.7%	34,408,977	12.8%
Sustainable Agriculture & Agroprocessing	60,145,820	22.3%	59,225,818	22.1%
Sustainable Aquaculture & Processing	2,488,277	0.9%	2,893,848	1.1%
Sustainable Dairy Production	4,528,841	1.7%	4,528,841	1.7%
Technological Innovation	914,426	0.3%	970,393	0.4%
Other	4,729,347	1.7%	5,729,348	2.1%
Total	$269,913,346	100.0%	$268,409,272	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the fair value of all investments and cash on the date of investment. As of March 31, 2025, the Company has made investments in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At March 31, 2025, 14 portfolio companies were on non-accrual status with an aggregate fair value of approximately $100,244,431 or 37.1% of the fair value of the Company’s total investments. At December 31, 2024, 14 portfolio companies were on non-accrual status with an aggregate fair value of approximately $100,342,070 or 37.4% of the fair value of the Company’s total investments. As of March 31, 2025 and December 31, 2024, the Company had 21 and 19 Watch List investments, respectively, representing 60.6% and 57.2%, respectively, of the fair value of the Company's total investments.

As of March 31, 2025, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	March 31, 2025	March 31, 2024
Trustco Group Holdings Ltd. (3)	$18,717,631	$16,904,061	$—	N/A	Collateral based approach	$647,116	$628,907
Maritime One Limited	4,473,802	4,115,668	25,962	N/A	Income approach	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,723,296	—	N/A	Income approach	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,528,841	1,347,047	N/A	Collateral based approach	154,776	156,496
IIG TOF B.V. (2), (3)	5,924,697	3,164,987	—	N/A	Collateral based approach	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach	—	—
Triton Metallics Pte Ltd.(3)	21,799,281	19,329,239	1,513,671	N/A	Income approach	688,832	715,603
Ecsponent Holdings Limited (1), (3)	5,601,000	2,437,540	—	Scipion	Hybrid income/collateral based approach	194,570	211,894
Producam S.A. (3)	16,077,863	14,519,154	—	Scipion	Income approach	457,330	420,981
Multiple ICD (Kenya) Limited (3)	15,092,408	3,874,961	—	N/A	Collateral based approach	690,243	687,563
Agilis Partners Holding LLC (1)	769,955	537,466	8,487	Origin	Income approach	—	—
Agilis Partners	14,664,496	12,605,339	1,627,949	Origin	Income approach	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,400,194	914,426	—	N/A	Collateral based approach	—	—
Limas Commodities House Limited (3)	22,219,566	15,079,739	—	N/A	Income approach	827,780	745,874
Vikudha Malaysia Sdn Bhd (3)	18,484,704	6,531,441	—	N/A	Hybrid income/collateral based approach	649,864	611,773
Qintess Tecnologia e Participacoes Ltda, Series B	27,473,952	26,395,045	—	TRG	Income approach	—	—
Cevher International B.V. Netherlands	8,275,000	10,397,895	3,819,407	CCL	Income approach	548,243	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	2,488,277	—	N/A	Collateral based approach	129,982	131,427
Lidas SRL	6,836,622	7,136,229	1,324,897	N/A	Income approach	—	—
Grupo Surpapel	2,829,356	2,829,356	326,497	Origin	Income approach	—	—
Total Watchlist	$224,802,125	$164,261,432	$9,993,917			$4,988,736	$4,310,518

[1]

Investments with a fair value equal to or less than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2025. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2025 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.

As of December 31, 2024, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd. (3)	$18,717,631	$16,540,160	$—	N/A	Collateral based approach
Maritime One Limited	5,808,563	5,298,417	41,201	N/A	Income approach
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,723,296	—	N/A	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,528,841	1,347,047	N/A	Collateral based approach
IIG TOF B.V. (2), (3)	5,924,697	3,164,987	—	N/A	Collateral based approach
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach
Triton Metallics Pte Ltd. (3)	21,799,281	19,329,238	1,513,671	N/A	Income approach
Ecsponent Holdings Limited (1), (3)	5,601,000	2,437,540	—	Scipion	Hybrid income/collateral based approach
Producam S.A. (3)	16,077,863	14,519,154	—	Scipion	Income approach
Multiple ICD (Kenya) Limited (3)	15,092,408	3,874,961	—	N/A	Collateral based approach
Agilis Partners Holding LLC (1)	730,724	498,234	23,903	Origin	Income approach
Agilis Partners	14,188,395	12,265,720	1,691,418	Origin	Income approach
Itelecom Holding Chile SPA (1), (2), (3)	1,456,162	970,393	3,699	N/A	Collateral based approach
Limas Commodities House Limited (3)	22,219,566	15,079,739	—	N/A	Income approach
Vikudha Malaysia Sdn Bhd (3)	18,484,704	6,531,441	—	N/A	Hybrid income/collateral based approach
Qintess Tecnologia e Participacoes Ltda, Series B	26,362,131	24,739,380	—	TRG	Income approach
Cevher International B.V. Netherlands	8,275,000	10,397,895	3,819,407	CCL	Income approach
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	2,893,848	—	N/A	Collateral based approach
Total Watchlist	$214,899,723	$153,541,716	$8,440,346

[1]

Investments with a fair value equal to or less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2024. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2024 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including 5 of the 21 Watch List investments as of March 31, 2025. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of March 31, 2025 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Since then, there have been several iterations of the settlement terms, with each set of terms representing slightly better terms for the lenders. The final restructuring proposal was submitted on December 31, 2024. As Argentinian courts were closed for the month of January 2025, we were advised in early March 2025 that the court and bankruptcy trustee validated that the proposal had received the creditor approvals that are legally required for the court to be able to proceed with the approval of the restructuring plan. The Company expects the court to review the case for approval of the restructuring plan during the third quarter of 2025.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account. As of March 31, 2025, the creditors are now working with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Sancor Cooperativas Unidas Limitada

In April 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company did not receive any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. During the year ended December 31, 2021, Sancor was engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower. The Company is cooperating with the lenders group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt. In July 2024, a joint liquidation agreement for the warrants was executed between Sancor and the creditor group, providing for the immediate liquidation of 70% of the warrants, the proceeds of which were to be transferred to the creditors, with the remaining warrants to be liquidated, deposited into an escrow account, and paid in four equal installments starting in September 2024. In August 2024, a deposit of approximately $500,000 was transferred to an Argentinean escrow agent to be held for 9 to 12 months on behalf of all creditors, with a currency hedge in place. While a partial payment of $150,000 was paid in September 2024, Sancor has not fulfilled its installment obligations as agreed per the joint liquidation agreement. In the aggregate, Sancor has paid only approximately $650,000 of the $2.2 million owed through 2024 to the escrow account in Argentina. As a result, counsel arranged for the auction of the warrants to be recommenced; however, in December 2024, Sancor requested to pause the auction process in exchange for an immediate payment of $80,000. In the interest of providing Sancor with further time to repay the debt, counsel to the lenders group agreed. Sancor deposited $40,000 into the escrow account in December 2024 and advised that a second payment of $40,000 would be forthcoming in 2-3 weeks. Payment was never received, so counsel to the lenders group once again began the process of auctioning the warrants. While the auction was expected to begin in the first half of 2025, in early February 2025, Sancor filed for concurso preventivo protection (equivalent to U.S. Chapter 11) in Argentina, which is being reviewed and considered by the local court. The focus will now shift to ensuring that the lenders group is properly represented in the proceedings as a major creditor.

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

As noted above, IIG TOF B.V. was declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the risk created by the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. On July 25, 2024, the Company received $75,000 from the U.S. Attorney’s Office as part of a restitution settlement with David Hu and was notified that a restitution settlement with Martin Silver is still in process. As of March 31, 2025, the creditors are now working with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company, and the restructuring process was finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value of the investment decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no accrued interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. As of March 31, 2025, while the Company continues to pursue working with the borrower to process and sell the remaining coffee, it is expected that recovery will come primarily from the legal claim through the UK courts against the collateral manager and its insurer.

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

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies Ecsponent is a part of and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent. The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Botswana to reach an agreement, which the Company expects to progress in future quarters. During 2024, although conversations continued with Ecsponent’s CEO about the best way to restructure the loan, possibly into a new entity, Ecsponent will likely pursue a liquidation, in which case, the Company will make a creditor's claim. Furthermore, an insurance claim is underway through the Company’s sub-advisor, Scipion, and counsel is being consulted regarding the potential for claims against management for the misapplied financing as an additional source of recovery.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower. Origin, the borrower and the Company are in the late stages of finalizing a restructuring of the loans. However, there have been discussions with a prospective investor about a potential collaboration on the restructuring. The prospective investor owns two other farms in Uganda and has an interest in merging them with Agilis, while also generally maintaining the existing restructuring plan. While the terms of the prospective investor's involvement have not yet been solidified, we expect the main elements of our restructuring plan to remain in place. As a result, a decrease in fair value of approximately $136,000 was recognized during the three months ended March 31, 2025.

Surpapelcorp S.A. and Productora Cartonera S.A

In January 2020, the Company acquired a $10.0 million Participation in a term loan facility extended to Surpapelcorp S.A. and Productora Cartonera S.A. (“Surpapel”). Productora Cartonera S.A. is a well-established manufacturer of cardboard boxes, primarily serving food producers in Ecuador. Surpapelcorp S.A. operates one of Ecuador's largest paper mills and supplies Productora Cartonera with recycled paper rolls. In April 2020, the Company funded an additional $3.25 million under the same term loan.

In the third quarter of 2024, Surpapel encountered significant challenges due to an ongoing energy crisis in Ecuador, driven by the country’s dependence on hydroelectric power amid severe drought conditions. As of late October 2024, government-mandated power outages of up to 14 hours per day had severely impacted the Surpapel's production capabilities and increased operational costs. Surpapel imported generators in order to service the company’s major relationship with Dole and had to delay production for lower margin customers, resulting in a short-term liquidity crunch. As a result, Surpapel asked for a six month deferral of two principal repayments due in December 2025 and June 2025. They also notified the lenders group that they have been soliciting bids for potential sale of all or parts of the business.

During the fourth quarter of 2024, the Company, along with the lenders group, began working with Surpapel on a proposed debt rescheduling plan. In April 2025, Surpapel management was removed by its shareholders, and the lenders group is working with the borrower to hire a Chief Restructuring Officer and potentially advance the sale of the business. The Company’s evaluation of this proposal remains ongoing.

Investments through CEECAT Capital Limited & CCL Investments SARL (“CCL”) as the Sub-Advisor

Cevher International B.V. Netherlands

In February 2019, the Company purchased a $8,275,000 Participation in a term loan facility with Cevher International B.V. Netherlands (“Cevher”), a Netherlands domiciled company which wholly owns Cevher Jant Sanayii A.S., a manufacturer of aluminum alloy wheels in Turkiye. In the beginning of 2024, Cevher encountered liquidity and operational challenges due to soaring inflation in Turkiye, which reached 68.5% in March 2024. This sharp rise in inflation led the aluminum workers' union, which includes Cevher factory employees, to impose substantial wage increases. To support further growth, Cevher is pursuing a liquidity event through multiple avenues, including an IPO, an M&A transaction and a debt restructuring.

Other Investments

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022, and we are now seeking enforcement of the UK judgment in Namibia. On July 31, 2024, the local court ordered Trustco to pay Helios a total amount of 636,410.18 in Namibian dollars (approximately US$35,870) as payment for Helios to defend Trustco's legal action, which was ultimately dismissed. This will be applied toward incurred costs and future retainer for the advocate for work going forward. The Trustco enforcement proceeding hearing was held on March 18 and 19, 2025. Following the hearing, the judge indicated that a judgement is expected to be handed down by the end of July 2025.

A trial was held for the Elisenheim property case in Namibia from June 24, 2024 to July 5, 2024. The judge ruled in favor of Helios, and a hearing was set for July 14, 2024 during which the judge determined that the judge presiding over the case to enforce the UK judgement in Namibia should first rule on the referral relief. A case management meeting for the UK Trustco case was held on December 10, 2023, and a hearing was set for July 31, 2024 during which the judge gave Trustco time to determine if they will bring an application for leave. At a subsequent hearing held on November 28, 2024, the judge set trial dates from September 2 to September 12, 2025. Counsel is currently preparing for the hearing.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt ("Tranche 1") and restructured amortization profile ("Tranche 2"). An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Naira, which is a difficult currency to convert to USD. As of June 30, 2023, approximately 3 billion Naira were converted and paid, completing Tranche 1 requirements. The Company began to service the remaining loan in Tranche 2 with a payment in September 2023. An agreement on the final terms of the full restructuring was reached in the fourth quarter of 2023. The borrower has continued servicing the debt since the restructuring was completed. As a result, an increase in fair value of approximately $152,000 was recognized during the three months ended March 31, 2025.

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

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the collateral, which primarily consists of a land parcel in Ecuador. Due to the recent instability in Ecuador, the value of the land has decreased. The instability in Ecuador has improved; however, real estate prices remain relatively low. During the second quarter of 2024, the Company engaged several brokers on a non-exclusive basis to begin marketing the property for sale. As a result of the ongoing delay, a decrease in fair value of approximately $406,000 was recognized during the three months ended March 31, 2025.

Qintess Tecnologia e Participacoes Ltda

Beginning in June 2019, the Company made investments through TRG Management LP. (“TRG”) in Qintess Tecnologia e Participacoes Ltda. (“Qintess”), an IT service provider located in Brazil, comprised of two term loan participations for an outstanding aggregate amount of approximately $22,557,000 prior to the settlement agreement in 2023 described below.

In the beginning of 2023, Qintess started experiencing liquidity issues and delaying scheduled repayments. The Company, through TRG, made an attempt to support Qintess through debt restructuring and entered into a settlement agreement for the outstanding amount in August 2023. Through the restructuring, multiple classes of convertible notes were issued to the Company. The principal amounts of those notes are convertible into Class A and B units representing membership interests in Qintess Global, LLC, a newly formed Delaware limited liability company that holds 100% of the equity of Qintess. Although Qintess has not yet achieved positive EBITDA or cash flow, the restructuring, cost-cutting efforts and new contracts have resulted in improved performance for Qintess. The position has been performing as expected since the restructuring in August 2023. As a result, an increase in fair value of approximately $258,000 was recognized during the three months ended March 31, 2025.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility, and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it managed its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the three months ended March 31, 2025, the borrower was able to modestly increase its trading business; however, considering the extended timeline anticipated for business ramp-up, the borrower is not expected to be able to provide debt service for the next 12 months.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and the borrower was able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a wind-up petition against the company’s Hong Kong-based parent company and loan guarantor. The Company issued a Reservation of Rights Letter to Vikudha in June 2022. Subsequently, in August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the wind-up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected while continuing to work with the borrower on repayment of the debt. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes; however, the process has continued to be delayed.

Limas Commodities House Limited

In August 2017, the Company provided a $15,000,000 senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructuring legal proceedings concluded during the third quarter of 2022 which extended repayment of the debt and reduced the future interest rate from 11.5% to 10%. The borrower has progressed slowly towards materially ramping up its trading activity, with the expectation that progress will be accelerated once Limas receives its production quotas from the government, which are now expected to be issued by the end of 2025. Part of the collateral package for this loan are proceeds from the Korean cases, which continue to be delayed.

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Limited ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. While the loan is no longer on standstill, the lenders are requiring additional progress with the negotiations to renew it. During the second half of 2024, progress on the restructuring stalled as there were parties potentially interested in acquiring MICD and Multiple Hauliers, a sister company. The ongoing uncertainty regarding the restructuring continued to increase the probability that MICD may be liquidated; however, in early 2025, the senior lenders agreed to meet with the Company to discuss a potential settlement of the mezzanine lenders’ debt. These discussions are currently in progress. Also, it was determined during the first quarter of 2025 that the elevation to lender of record was not possible due to the requirements to re-register the security.

Lidas S.R.L.

In May 2021 and December 2022, the Company acquired participations of $3,735,195 and $2,000,000, respectively, in a term loan facility with Lidas S.R.L. (“Lidas”), a producer of frozen bread and pastries based in Tulcea, a city in Southeastern Romania. Lidas primarily operates a production line that is currently the second-largest producer of frozen bakery products in Romania. The company also owns and manages eleven supermarkets throughout Tulcea.

In 2022, Lidas began facing liquidity challenges, largely due to the impact of Russia’s invasion of Ukraine, which drove up input costs, particularly for wheat, a key raw material sourced significantly from both countries. To mitigate these challenges, Lidas received financial support from the Romanian government, with subsidies for budgeted expenses expected in 2023. In the second quarter of 2023, Lidas received approximately €2.0 million in government subsidies, followed by an additional €5.8 million in grants in July 2024. Despite this financial support, Lidas continued to face declining sales, primarily due to technical issues associated with the launch of its new production facility. Furthermore, a shortage of working capital led to a temporary suspension of new orders from the facility in 2024. As a result, Lidas has been unable to service its loan from the Company without raising equity to support further growth. The Company will continue to work with Lidas and support its efforts to raise capital, while taking necessary actions to protect the Company's interests.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of March 31, 2025. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company's interest receivable balances at March 31, 2025 and December 31, 2024 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Investment income
Interest income	$1,319,496	$1,985,897
Payment-in-kind interest income	4,913,357	4,020,113
Fee income	—	365,433
Other Income	19,990	—
Interest from cash	291	1,633
Total investment income	6,253,134	6,373,076
Expenses
Asset management fees	1,425,604	1,365,692
Professional fees	1,358,164	1,264,867
General and administrative expenses	263,210	521,363
Board of managers fees	64,375	64,375
Total expenses	3,111,353	3,216,297
Net investment income	$3,141,781	$3,156,779
Net change in unrealized depreciation on investments	(505,776)	(59,744)
Net realized loss on investments	(73,871)	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$2,562,134	$3,097,035

Revenues

Three months ended March 31, 2025 and 2024

For the three months ended March 31, 2025 and 2024, total investment income amounted to $6,253,134 and $6,373,076, respectively. Interest income decreased by $666,401 during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a combination of factors, including the disposition of certain investments and the restructuring of an investment, which replaced interest income accrual with PIK interest income accrual. As a result of this restructuring, PIK interest income increased by $893,244 over the same period. Additionally, fee income decreased by $365,433 during the three months ended March 31, 2025 compared to the same period in 2024, mainly due to the completion of amortization related to certain deferred revenue. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the three months ended March 31, 2025, $1,599,664 or 25.6% of the investment income was earned from loan and trade finance participations and $3,883,360 or 62.1% was earned from direct loans. In addition, we earned $291 in interest income on our cash balances.

During the three months ended March 31, 2024, $2,717,917 or 42.7% of the investment income was earned from loan and trade finance participations and $3,653,526 or 57.3% was earned from direct loans. In addition, we earned $1,633 in interest income on our cash balances.

Expenses

Three months ended March 31, 2025 and 2024

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended March 31, 2025 decreased by $164,856 to $1,685,749 from $1,850,605 for the three months ended March 31, 2024. This decrease was primarily driven by elevated general and administrative expenses related to filing a Registration Statement on Form S-1 (File No. 333-277157) during the first quarter of 2024, along with the termination of certain subscriptions.

For the three months ended March 31, 2025 and 2024, the asset management fees amounted to $1,425,604 and $1,365,692, respectively. The incentive fees for the three months ended March 31, 2025 and 2024 amounted to $0 and $0, respectively.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $73,871 and $0 for the three months ended March 31, 2025 and 2024, respectively. We recorded net change in unrealized depreciation of $505,776 and $59,744 for the three months ended March 31, 2025 and 2024, respectively. The net change in unrealized depreciation for the three months ended March 31, 2025 was primarily driven by increased uncertainty regarding the future cash flows of certain investments. This is partially offset by the reclassification of a portion of unrealized gain to realized loss following the sale of a portion of the Company's investment in TriLinc Peru S.A.C. to an affiliate.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, we had $1,096,507 in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. We have been facing liquidity constraints, primarily due to our borrowers experiencing challenges in their ability to repay amounts owed to us in a timely manner or at all, as described above under "Outlook." Until we are able to accumulate more cash, our primary use of our limited cash will be the payment of our expenses. If we begin to have fewer liquidity constraints and our cash on hand materially increases, we expect that our primary use of cash will once again be the payment of our expenses, cash distributions to our unitholders (and the repurchase of units under our unit repurchase program to the extent of reinvested distributions), and to make loans, either directly or through participations. In addition, at such time, we would expect to once again maintain cash reserves from time to time for investment opportunities, working capital and distributions. While we currently anticipate payments on certain investments throughout 2025, there can be no assurances that anticipated payments will be made when expected or at all. In February 2025, in order to increase liquidity to pay our expenses, we sold a portion of one of our investments to an affiliate for aggregate gross sale proceeds of $1.0 million. We may determine to execute additional sales of all or a portion of our interest in one or more investments to increase liquidity from time to time.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended March 31, 2025, decreased by $4.3 million compared to the same period in 2024. This decrease is primarily due to a $3.9 million decrease in the proceeds from disposition and paydowns of investments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2025, decreased by approximately $4.2 million compared to the same period in 2024, primarily because no distributions were made for the three months ended March 31, 2025.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On August 7, 2017, TriLinc Global Impact Fund - Cayman, Ltd. ("TGIFC") issued $5.0 million in the first of a Series 1 Senior Secured Promissory Notes private offering to State Street Australia Ltd ACF Christian Super (“Christian Super”). On December 18, 2018, TGIFC issued $5.0 million of Series 2 Senior Secured Promissory Notes to Christian Super, which TGIFC repaid in full in January 2022. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby, we sold a $5.0 million participation interest in one of our term loan positions and, as of March 31, 2023, we had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On March 21, 2023, the terms were amended. The repurchase date was extended to October 17, 2023, and the interest rate was increased to 11.5% per annum. The amendment also granted the buyer the right to elevate its position to a direct interest or sell the position to a third party. In October 2024, the agreement was further amended. The repurchase date was extended to June 18, 2025, subject to partial principal and interest payments. Due to amortization of the underlying loan since the original sale date, the repurchase price was amended to $2,317,346. On November 22, 2022, TGIFC entered into two Facility Agreements (the "Facility Agreements") with DEG - Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") and BlueOrchard Microfinance Fund ("BlueOrchard") as Lenders. Pursuant to the Loan Documents, each of DEG and BlueOrchard will provide a loan with a principal amount of up to $25.0 million, for an aggregate principal amount of up to $50.0 million (the “Credit Facility”). On May 15, 2023, due to a breach of a reporting covenant of our leverage facility caused by the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2022, we and our leverage providers agreed that we would repay the outstanding leverage facility of $18.0 million by August 31, 2023. The leverage facility was fully repaid by that date. As of March 31, 2025, we had no debt outstanding.

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

Distributions

We paid monthly distributions commencing with the month beginning July 1, 2013 until December 31, 2022. For the year ended December 31, 2023, we paid distributions to unitholders for the months of January through June 2023, but we did not pay the distributions on our regular cadence and instead paid some of the distributions months after the month to which the distributions related. We have not resumed the payment of regular monthly distributions, but paid special distributions to unitholders in February and March 2024.

From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended March 31, 2025, no distributions were made.

Related Party Transactions

For the three months ended March 31, 2025 and 2024, the Company incurred $1,425,604, and $1,365,692, respectively, in asset management fees and $0 and $0, respectively, in incentive fees, both of which are paid to the Advisor.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of March 31, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of March 31, 2025 and December 31, 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $357,903 and $240,100, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

Legal Proceedings

As of March 31, 2025, the Company was not a defendant in any litigation.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the three months ended March 31, 2025, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, economic conditions globally remain challenging, particularly for advanced economies, largely due to inflation and a sustained period of high interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023 and have remained stable through March 31, 2025, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors made it more difficult for some borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the legacy effect from borrower companies struggling to recover from the compound impact of approximately three years of economic hardship. However, current macroeconomic conditions have significantly improved for most borrower companies, though improvement ultimately has been slow. Still, the Company has seen several borrowers improve, particularly in 2024, due in large part to the sustained improvement in supply side macroeconomic conditions over the last nine quarters. The prospect of significant tariffs imposed by the new U.S. presidential administration on certain non-U.S. countries, and the potential reciprocal retaliatory tariffs is a critical near-term macroeconomic risk factor which could negatively affect the Company's borrowers. As noted elsewhere, the negative effect on capital investment of the uncertainty surrounding the U.S. government’s trade and tariff policies broadly, and the trade dispute and ongoing talks with China specifically, is already being observed globally. As of March 31, 2025, it was still too early to observe direct effects to the Company’s borrowers, other than general declines in business risk taking, capital investment, and some reduced availability of both debt and equity financing.

Recent Accounting Pronouncements

See Note 2 to the Company’s accompanying Consolidated Financial Statements for a description of recent accounting pronouncements and its expectation of their impact on the Company’s results of operations and financial condition.

Subsequent Events

On March 28, 2025, the board of managers of the Company appointed Kun Yong (Brent) Park to serve as the Chief Financial Officer of the Company, effective as of April 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of March 31, 2025.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of March 31, 2025, the Company was not a defendant in any litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025 (“2024 Form 10-K”) which could materially affect our business, financial condition, and/or future results. The risks described in our 2024 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

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

For the three months ended March 31, 2025 and 2024, no repurchase requests were fulfilled.

Our board of managers has the right to amend, suspend or terminate the unit repurchase program to the extent that it determines that it is in our best interest to do so. The Company’s unit repurchase program was temporarily suspended effective April 1, 2023. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

4.1	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 14, 2020.

4.2	Fifth Amended and Restated Unit Repurchase Program. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILINC GLOBAL IMPACT FUND, LLC.

May 13, 2025	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 13, 2025	By:	/s/ Kun Yong Park
Kun Yong Park
Chief Financial Officer