Form 10-Q
period 2025-06-30
TriLinc Global Impact Fund LLC
filed 2025-08-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

1230 Rosecrans Avenue, Suite 602,

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

As of August 14, 2025, the Company had outstanding 18,303,923 Class A units, 7,759,822 Class C units, 10,582,821 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $336,954,036 and $328,434,876, respectively)	$273,478,795	$268,409,272
Cash	54,604	98,199
Interest receivable	19,331,952	16,678,722
Other assets	51,571	403,988
Total assets	292,916,922	285,590,181

LIABILITIES
Management fee payable	1,429,233	1,412,744
Repurchase obligation (see Note 5)	2,876,926	—
Accrued distribution and other fees	362,000	356,000
Accrued expenses	2,983,652	2,445,365
Due to affiliates	421,888	240,100
Interest payable	252,211	—
Other payable	173,597	—
Total liabilities	8,499,507	4,454,209
Commitments and Contingencies (see Note 5)
NET ASSETS	$284,417,415	$281,135,972

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$117,172,185	$115,912,753
Net capital on Class C units	49,328,340	48,800,413
Net capital on Class I units	67,730,699	67,002,531
Net capital on Class W units	156,188	154,498
Net capital on Class Y units	17,175,262	16,990,653
Net capital on Class Z units	50,210,143	49,630,526
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.960 and $5.892, respectively per unit based on total units outstanding of 47,777,985 and 47,777,985, respectively) (see Note 2)	$284,417,415	$281,135,972
Net assets, Class A (units outstanding of 18,303,923 and 18,303,923, respectively)	$109,100,049	$107,840,617
Net assets, Class C (units outstanding of 7,759,823 and 7,759,823, respectively)	45,906,213	45,378,286
Net assets, Class I (units outstanding of 10,582,818 and 10,582,818, respectively)	63,063,614	62,335,446
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	145,359	143,669
Net assets, Class Y (units outstanding of 2,683,015 and 2,683,015, respectively)	15,992,037	15,807,428
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	50,210,143	49,630,526
NET ASSETS	$284,417,415	$281,135,972

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Interest income	$2,694,551	$1,298,403	$4,014,047	$3,284,300
Payment-in-kind interest income	4,753,539	4,676,267	9,666,896	$8,696,380
Fee income	8,079	120,473	8,079	485,906
Other income	17,714	74,318	37,704	74,318
Interest from cash	133	456	424	2,089
Total investment income	7,474,016	6,169,917	13,727,150	12,542,993
EXPENSES
Asset management fees	1,429,233	1,383,027	2,854,837	2,748,719
Professional fees	1,686,307	2,344,663	3,044,471	3,609,530
General and administrative expenses	262,437	353,293	525,647	874,656
Interest expense	362,492	—	362,492	—
Board of managers fees	64,375	64,375	128,750	128,750
Total expenses	3,804,844	4,145,358	6,916,197	7,361,655
NET INVESTMENT INCOME	3,669,172	2,024,559	6,810,953	5,181,338
Net change in unrealized (depreciation) appreciation on investments	(2,943,863)	1,424,254	(3,449,639)	1,364,510
Net realized losses on investments	—	—	(73,871)	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$725,309	$3,448,813	$3,287,443	$6,545,848

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.08	$0.04	$0.14	$0.11
EARNINGS PER UNIT - BASIC AND DILUTED	$0.02	$0.07	$0.07	$0.14
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,777,985	47,777,985	47,777,985	47,777,985

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2025	2024
INCREASE FROM OPERATIONS
Net investment income	$6,810,953	$5,181,338
Net change in unrealized (depreciation) appreciation on investments	(3,449,639)	1,364,510
Net realized losses on investments	(73,871)	—
Net increase from operations	3,287,443	6,545,848
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	—	(1,602,618)
Distributions to Class C unitholders	—	(678,438)
Distributions to Class I unitholders	—	(925,834)
Distributions to Class W unitholders	—	(2,144)
Distributions to Class Y unitholders	—	(234,859)
Distributions to Class Z unitholders	—	(737,385)
Net decrease from distributions	—	(4,181,278)
(DECREASE) INCREASE FROM CAPITAL TRANSACTIONS
Change in accrual of distribution and other fees	(6,000)	3,000
Net (decrease) increase from capital transactions	(6,000)	3,000
NET CHANGE IN NET ASSETS	3,281,443	2,367,570
Net assets at beginning of period	281,135,972	272,854,872
Net assets at end of period	$284,417,415	$275,222,442

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$3,287,443	$6,545,848
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Proceeds from disposition and paydowns of investments	4,194,222	8,827,377
Payment-in-kind interest	(9,666,896)	(8,696,380)
Net change in unrealized depreciation (appreciation) on investments	3,449,639	(1,364,510)
Net realized loss on investments	73,871	—
Changes in assets and liabilities:
Increase in interest receivable	(2,896,663)	(816,168)
Decrease in other assets	352,417	191,325
Increase in management fee payable	16,489	7,589
Increase in accrued expenses	538,287	274,240
Increase in due to affiliates	181,788	—
Increase in interest payables	252,211	—
Increase (Decrease) in other payables	173,597	(662,112)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(43,595)	4,307,209
Cash flows from financing activities
Distributions paid to unitholders	—	(4,181,278)
NET CASH USED IN FINANCING ACTIVITIES	—	(4,181,278)
TOTAL (DECREASE) INCREASE IN CASH	(43,595)	125,931
Cash at beginning of period	98,199	980,741
Cash at end of period	$54,604	$1,106,672
Supplemental non-cash information
Paid-in-Kind interest capitalized into investments	$9,910,329	$11,825,328
Change in accrual of distribution and other fees	$6,000	$(3,000)

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of June 30, 2025

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)		Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel (5), (12)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.82% Cash / 2.2% PIK / 3% Default		0.0%	6/18/2025		$5,966,448	10%	$5,966,448	$5,575,756	2.0%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023		22,219,565	100%	22,219,565	14,551,857	5.1%
Indonesia	PT Citra Labuantirta (15)	Chocolate and Cocoa Products	Cocoa Processor	PIK 12.5%		0.0%	12/31/2024		21,119,874	51%	21,119,874	21,119,874	7.4%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%		0.0%	6/30/2023		18,484,703	67%	18,484,703	6,086,148	2.1%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	4/30/2025		64,062,098	65%	64,062,098	64,062,098	22.5%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	8/18/2025		21,799,281	100%	21,799,281	19,329,239	6.8%
Total Senior Secured Term Loans											153,651,969	130,724,972	45.9%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (13)	Short-Term Business Credit	SME Financier	13.89%		0.0%	8/18/2023		5,601,000	47%	5,601,000	2,072,759	0.7%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK		0.0%	6/28/2025		8,017,978	42%	8,017,978	8,017,978	2.8%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	12/31/2027		11,171,177	88%	11,171,177	10,858,156	3.8%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.35% Cash / 4.0% PIK		0.0%	3/31/2023		15,092,408	30%	15,092,408	3,874,961	1.4%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021		18,717,631	100%	18,717,631	17,010,329	6.0%
Netherlands	Cevher International B.V. Netherlands (5), (6), (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.0% Cash / 3.0% Default		0.0%	N/A	(16)	8,275,000	44%	11,399,439	9,931,415	3.5%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%		0.0%	10/31/2026		3,981,422	100%	3,981,422	3,731,276	1.3%
Romania	Lidas SRL (5), (9), (12)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	N/A	(16)	6,836,622	41%	7,136,229	7,136,229	2.5%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	12/31/2024		769,955	49%	769,955	537,466	0.2%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	9/19/2025		14,664,495	57%	14,664,495	12,464,370	4.4%
Total Senior Secured Term Loan Participations											96,551,734	75,634,939	26.6%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (13)	Soybeans	Agriculture Distributor	N/A		0.0%	6/30/2018		12,500,000	N/A	12,500,000	5,481,351	1.9%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019		5,802,296	N/A	5,802,296	4,528,841	1.6%
Cameroon	Producam SA (5), (6), (14)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024		16,077,863	77%	16,077,863	14,519,154	5.1%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023		4,424,931	59%	4,424,931	2,488,277	0.9%
Total Senior Secured Trade Finance Participations											38,805,090	27,017,623	9.5%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		0.0%	N/A		5,924,697	N/A	5,924,697	3,164,986	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13)	Electric Services	Claim in Bankruptcy	N/A		0.0%	N/A		1,331,194	100%	1,331,194	845,426	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		0.0%	N/A		4,935,048	N/A	4,935,048	1,792,698	0.6%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		0.0%	N/A		6,499,323	N/A	6,499,323	2,955,774	1.0%
Nigeria	Equity Participation in Cocoa Transaction A (10)	Other	Profit sharing rights on cocoa distribution	N/A		0.0%	N/A		1,526,561	N/A	1,526,561	1,526,561	0.5%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		0.0%	12/15/2026		400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		0.0%	N/A		1,354,523	N/A	1,354,523	1,261,346	0.4%
Total other investments											21,971,346	11,849,806	4.0%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	4.49% PIK		0.0%	2/11/2027		369,374	4%	584,169	655,192	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services	IT Service Provider	12.0% PIK		0.0%	8/11/2026		27,886,067	23%	25,389,728	26,790,123	9.4%
Total convertible notes											25,973,897	27,445,315	9.6%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A		N/A	N/A	—	806,140	0.3%
Total Investments											$336,954,036	$273,478,795	95.9%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

June 30, 2025

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer units to existing unitholders pursuant to its distribution reinvestment plan ("DRP"). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024. For the period from April 1, 2017 to June 30, 2025, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP, for total gross proceeds of approximately $515,089,000 as of June 30, 2025.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of June 30, 2025, the Company’s Subsidiaries are as follows:

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

Through June 30, 2025, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

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

The results of operations for the  three and six months ended June 30, 2025 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2025.

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

Payment-in-Kind Interest

The Company has investments that contain payment-in-kind ("PIK") interest provisions. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as interest income, if the valuation indicates that such interest is collectible. For the six months ended June 30, 2025 and 2024, the Company earned and capitalized PIK interest of $9,666,896 and $8,696,380, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At June 30, 2025, the estimated unpaid distribution fees for Class C units amounted to $346,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000. At December 31, 2024, the estimated unpaid distribution fees for Class C units amounted to $340,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of June 30, 2025, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2022.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of June 30, 2025, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of June 30, 2025, under GAAP, the Company has recorded a liability in the amount of $362,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of June 30, 2025, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.96. This estimated net asset value per unit as of  June 30, 2025 reflects an increase of approximately $0.07 from the net asset value per unit of approximately $5.89 as of  December 31, 2024. The increase in net asset value per unit was driven by the cumulative effect of several factors, including improved cash flows from certain of the Company's borrowers and moderating inflation in many countries. The Company recorded $3,449,639 in unrealized depreciation and $73,871 in realized loss on its investments during the six months ended June 30, 2025. The Company also recorded $1,364,510 in unrealized appreciation and $0 in net realized gain or loss on its investments during the six months ended June 30, 2024.

Concentration Risk

As of  June 30, 2025 and  December 31, 2024, interest receivable reported on the Consolidated Statement of Assets and Liabilities totaled $19,331,952 and $16,678,722, respectively. Of these amounts, 63.7% and 67.3% were attributable to the Company’s four largest investments as of  June 30, 2025 and  December 31, 2024, respectively.

For the three months ended  June 30, 2025 and 2024, total interest income, which includes both cash and PIK interest, was $7,448,090 and $5,974,670, respectively. Of these amounts, 64.8% of the total interest income was derived from the Company’s three largest investments during the three months ended  June 30, 2025 and 67.0% of the total interest income was derived from the Company’s three largest investments during the same period in 2024. Of these amounts, one investment accounted for 43.5% of the total interest income during the three months ended  June 30, 2025 and 44.5% of the total interest income during the same period in 2024.

For the six months ended June 30, 2025 and 2024, total interest income, which includes both cash and PIK interest, was $13,680,943 and $11,980,680, respectively. Of these amounts, 67.7% and 65.1% of the total interest income were derived from the Company’s three largest investments during the six months ended  June 30, 2025 and the same period in 2024, respectively. Of these amounts, one investment accounted for 46.0% of the total interest income during the six months ended  June 30, 2025 and 43.3% of the total interest income during the same period in 2024.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at June 30, 2025 and 2024.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised through the end of the Offering, the organization and offering costs did not exceed the O&O Reimbursement Limit, and reimbursement to the Sponsor of the initial offering and organization costs were recorded in periods prior to 2021. The Company continues to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company. There were no offering costs incurred by the Sponsor during the six months ended June 30, 2025 and 2024.

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

Recently Issued Accounting Pronouncements

In  November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in  January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which will be effective for annual reporting period beginning after  December 15, 2026. ASU 2024-03 will require the Company to provide more detailed information about the types of expenses in the consolidated financial statements. The Company is currently evaluating and believes that the adoption of ASU 2024-03 will not have a material impact on its consolidated financial statements.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. In these instances, the Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs imposed by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded or lowered multiple tariffs on several foreign jurisdictions and has delayed the implementation of individualized tariffs (as is the case with China), which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

In addition, as of  June 30, 2025 and December 31, 2024, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At June 30, 2025, the Company’s largest loan by value was $64,062,098 or 23.4% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 54.2% of the Company’s investment portfolio at June 30, 2025. Participations in loans amounted to 37.6% of the fair value of the Company’s total portfolio at June 30, 2025.

Note 3. Investments

As of June 30, 2025, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$153,651,969	$130,724,972	47.8%
Senior secured term loan participations	96,551,734	75,634,939	27.7%
Senior secured trade finance participations	38,805,090	27,017,623	9.9%
Convertible notes	25,973,897	27,445,315	10.0%
Other investments	21,971,346	11,849,806	4.3%
Equity warrants	—	806,140	0.3%
Total investments	$336,954,036	273,478,795	100.0%

As of December 31, 2024, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$143,242,455	$121,679,322	45.3%
Senior secured term loan participations	98,694,947	78,156,693	29.1%
Senior secured trade finance participations	38,805,090	27,665,139	10.3%
Convertible notes	24,442,578	25,387,189	9.5%
Other investments	23,249,806	13,054,395	4.9%
Equity warrants	—	2,466,534	0.9%
Total investments	$328,434,876	$268,409,272	100.0%

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

As of  June 30, 2025 and  December 31, 2024, Participations with sub-advisors represented the following as a percentage of Net Assets:

	As of June 30, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Total	Value	of Total
CEECAT Capital Limited & CCL Investments SARL	$9,931,415	3.5%	$10,397,895	3.7%
Origin Capital Limited	18,577,592	6.5%	15,593,310	5.5%
Scipion Capital, Ltd.	2,072,759	0.7%	16,956,694	6.0%
TRG Management LP	35,463,293	12.5%	33,285,584	11.8%
Total	$66,045,059	23.2%	$76,233,483	27.1%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company's trade finance investments have up to a year or more of accrued interest receivable as of  June 30, 2025. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis based on the terms of the agreements. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at June 30, 2025 and December 31, 2024 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of June 30, 2025 and December 31, 2024, was as follows:

	As of June 30, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	8,017,978	2.9%	7,898,395	2.9%
Chemicals and Allied Products	6,086,148	2.2%	6,531,441	2.4%
Chocolate and Cocoa Products	35,639,028	13.0%	34,383,914	12.8%
Coal and Other Minerals and Ores	33,881,096	12.4%	34,408,977	12.8%
Computer Related Services	27,445,315	10.0%	25,387,189	9.5%
Corn	13,001,836	4.8%	12,763,954	4.8%
Corrugated and Solid Fiber Boxes	5,575,756	2.0%	2,829,356	1.1%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,528,841	1.7%	4,528,841	1.7%
Electric Services	845,426	0.3%	970,393	0.4%
Freight Transportation Arrangement	3,874,961	1.4%	3,874,961	1.4%
Frozen Fish and Seafood	2,488,277	0.9%	2,893,848	1.1%
Hotels and Motels	10,858,156	4.0%	11,809,142	4.4%
Land Subdividers and Developers	17,010,329	6.2%	16,540,160	6.2%
Motor Vehicle Parts and Accessories	9,931,415	3.6%	10,397,895	3.9%
Refuse Systems	64,868,238	23.7%	60,511,322	22.5%
Retail Bakeries	7,136,229	2.6%	7,136,229	2.7%
Short-Term Business Credit	2,072,759	0.8%	2,437,540	0.9%
Soybeans	5,481,351	2.0%	5,723,296	2.1%
Towing and Tugboat Service	3,731,276	1.4%	5,298,417	2.0%
Other	6,255,908	2.3%	7,335,530	2.6%
Total	$273,478,795	100.0%	$268,409,272	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$14,758,664	5.4%	$15,000,609	5.6%
Botswana	2,072,759	0.8%	2,437,540	0.9%
Brazil	35,766,308	13.1%	33,588,599	12.5%
Cabo Verde	10,858,156	4.0%	11,809,142	4.4%
Cameroon	14,519,154	5.3%	14,519,154	5.4%
Chile	845,426	0.3%	970,393	0.4%
Ecuador	8,064,033	2.9%	5,723,204	2.1%
Hong Kong	14,551,857	5.3%	15,079,739	5.6%
Indonesia	21,119,874	7.7%	19,864,760	7.4%
Kenya	3,874,961	1.4%	3,874,961	1.4%
Malaysia	6,086,148	2.2%	6,531,441	2.4%
Mexico	64,868,238	23.7%	60,511,322	22.5%
Namibia	17,010,329	6.2%	16,540,160	6.2%
Netherlands	9,931,415	3.6%	10,397,895	3.9%
Nigeria	5,257,837	1.9%	6,904,599	2.6%
Peru	1,261,346	0.5%	2,261,346	0.8%
Romania	7,136,229	2.6%	7,136,229	2.7%
Singapore	19,329,239	7.1%	19,329,238	7.2%
Uganda	13,001,836	4.8%	12,763,954	4.8%
N/A	3,164,986	1.2%	3,164,987	1.2%
Total	$273,478,795	100.0%	$268,409,272	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820, Fair Value Measurement ("ASC 820") as of June 30, 2025:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$130,724,972	$—	$—	$130,724,972
Senior secured term loan participations	75,634,939	—	—	75,634,939
Senior secured trade finance participations	27,017,623	—	—	27,017,623
Convertible notes	27,445,315	—	—	27,445,315
Other investments	11,849,806	—	—	11,849,806
Equity warrants	806,140	—	—	806,140
Total	$273,478,795	$—	$—	$273,478,795

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2024:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$121,679,322	$—	$—	$121,679,322
Senior secured term loan participations	78,156,693	—	—	78,156,693
Senior secured trade finance participations	27,665,139	—	—	27,665,139
Convertible notes	25,387,189	—	—	25,387,189
Other investments	13,054,395	—	—	13,054,395
Equity warrants	2,466,534	—	—	2,466,534
Total	$268,409,272	$—	$—	$268,409,272

  The fair value of the repurchase obligation as of  June 30, 2025, is $2,876,926, which equals the principal amount outstanding.

The following is a reconciliation of activity for the six months ended June 30, 2025, of investments classified as Level 3:

	Fair Value at December 31, 2024	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications		Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at June 30, 2025
Senior secured term loans	$121,679,322	$—	$—	$2,876,926	(1)	$7,532,589	$(1,363,865)	$—	$130,724,972
Senior secured term loan participations	78,156,693	—	(2,989,633)	—		846,421	(378,542)	—	75,634,939
Senior secured trade finance participations	27,665,139	—	—	—		—	(647,516)	—	27,017,623
Convertible notes	25,387,189	—	—	—		1,531,319	526,807	—	27,445,315
Other investments	13,054,395	—	(1,204,589)	—		—	73,871	(73,871)	11,849,806
Equity warrants	2,466,534	—	—	—		—	(1,660,394)	—	806,140
Total	$268,409,272	$—	$(4,194,222)	$2,876,926		$9,910,329	$(3,449,639)	$(73,871)	$273,478,795

(1) The reclassification pertains to the repurchase obligation. Refer to Note 5. Contingencies and Related Parties for additional information.

The following is a reconciliation of activity for the year ended December 31, 2024, of investments classified as Level 3:

	Fair Value at December 31, 2023	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications	Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2024
Senior secured term loans	$108,317,851	$—	$(919,801)	$(303,015)	$15,258,212	$(673,925)	$—	$121,679,322
Senior secured term loan participations	87,306,046	—	(11,570,364)	—	2,751,489	(330,478)	—	78,156,693
Senior secured trade finance participations	28,607,328	—	(648,430)	—	42,841	(336,600)	—	27,665,139
Convertible notes	21,768,698	—	—	—	2,850,250	768,241	—	25,387,189
Other investments	14,371,380	—	(1,301,744)	303,015	—	1,153,537	(1,471,793)	13,054,395
Equity warrants	1,309,404	—	—	—	—	1,157,130	—	2,466,534
Total	$261,680,707	$—	$(14,440,339)	$—	$20,902,792	$1,737,905	$(1,471,793)	$268,409,272

Net change in unrealized depreciation for the six months ended June 30, 2025 and net change in unrealized appreciation for the year ended  December 31, 2024 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were approximately $3,449,000 and $544,000, respectively.

As of June 30, 2025, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2025:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (1)	$7,017,118	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.24x - 1.57x, 11.75% - 17.67% (15.57%), 1.0 - 3.0 years
Senior secured trade finance participations (2)	$20,000,505	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 19.50% (18.27%), 4.5 - 14.1 years
Senior secured term loans (2)	$60,576,726	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 20.50% (18.10%), 0.5 - 10.5 years
Senior secured term loans (3)	$70,148,246	A hybrid of the collateral based or conversion approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Conversion rate, Discount rate, Estimated duration period (5)	1.18x, 67.0%, 20.50% - 25.0% (20.89%), 0.5 - 2.8 years
Senior secured term loan participations (1)	$20,885,290	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.39x - 2.92x, 13.50% - 19.50% (18.39%), 1.0 - 3.5 years
Senior secured term loan participations (2)	$52,676,890	Income approach (DCF)	Discount rate, Estimated duration period (5)	8.0% - 21.0% (14.47%), 0.5 - 5.6 years
Senior secured term loan participations (3)	$2,072,759	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.4x, 22.25%, 3.0 - 3.4 years
Other investments (1)	$10,020,230	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.24x, 5.25% - 24.50% (18.57%), 0.5 - 4.0 years
Other investments (2)	$1,829,576	Income approach (DCF)	Discount rate, Estimated duration period (5)	9.50% - 13.25% (10.12%), 0.5 - 1.5 years
Convertible notes (2)	$27,445,315	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$806,140	Option Pricing Method	Risk free rate, volatility, time to liquidity	3.8%, 92.0%, 5 years

(1)	The Company used a collateral based approach for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Itelecom, Algodonera, and Frigorifico.
(2)

The Company used the income approach for the following Watch List investments: Grupo Surpapel, Limas, Triton, Cevher, Maritime One, Lidas, Agilis Partners, Agilis Partners Holding, CAGSA, Producam, and Qintess.

(3)

The Company used a hybrid of the collateral or the conversion approach and the income approach for the following Watch List investments: Vikudha and Ecsponent using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 4 years.

(4)	The inputs were weighted based on the fair value of the investments included in the range.
(5)	Represents estimated period from June 30, 2025 to receipt date of final payment for investments under the income approach or estimated period from June 30, 2025 to collection date of proceeds from liquidation of collateral for investments under the liquidation approach.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company did not accrue an incentive fee on capital gains for the three and six months ended June 30, 2025 and 2024. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

Repurchase Agreement

On October 31, 2022, the Company entered into a transaction with an unrelated financial institution, whereby it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On May, 4, 2023, the Company's repurchase deadline was extended to October 2023. Subsequent amendments to the agreement, including a fourth extension through June 18, 2025, modified the terms such that the participation was no longer required to be recorded as an asset, nor the related repurchase obligation as a liability. Under the revised terms, the transaction was more appropriately deemed to be a put option requiring the Company to repurchase the participation at the option of the buyer at a future fixed price while the buyer was no longer obligated to sell the participation to the Company. Therefore, it was not recorded as a liability. As of June 18, 2025, upon the expiration of the most recent amendment, the fixed repurchase price of $2.8 million became a binding obligation due to the Company's guarantee to repurchase. Consequently, both the related asset and corresponding liability were recognized on June 18, 2025.

Related Party Transactions

For the six months ended June 30, 2025 and 2024, the Advisor earned $2,854,837 and $2,748,719, respectively, in asset management fees and $0 and $0, respectively, in incentive fees.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of June 30, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of  June 30, 2025 and December 31, 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $421,888 and $240,100, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

Note 6. Unit Capital

As of June 30, 2025, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of June 30, 2025, the Company recorded a liability in the aggregate amount of $362,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of June 30, 2025 is calculated based on a net asset value per Class C, Class I and Class W units of $5.945 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the six months ended June 30, 2025:

	Units	Units Issued	Units Issued	Units	Units	Units
	Outstanding	under Private	under Distribution	Exchanged	Repurchased	Outstanding
	as of	Placement	Reinvestment Plan			as of
	December 31,	During	During	During	During	June 30,
	2024	the Period	the Period	the Period	the Period	2025
Class A units	18,303,923	—	—	—	—	18,303,923
Class C units	7,759,823	—	—	—	—	7,759,823
Class I units	10,582,818	—	—	—	—	10,582,818
Class W units	24,555	—	—	—	—	24,555
Class Y units	2,683,015	—	—	—	—	2,683,015
Class Z units	8,423,851	—	—	—	—	8,423,851
Total	47,777,985	—	—	—	—	47,777,985

During the six months ended June 30, 2025, no units were issued under the DRP.

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

During the six months ended June 30, 2025, no repurchase requests were fulfilled. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement was terminated on November 29, 2024.

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

Note 7. Distributions

During the six months ended June 30, 2025, no distributions were made.

The following table summarizes the distributions for the six months ended June 30, 2024:

		Daily Rate	Cash	Distributions	Total
Date Paid	Date Authorized	Per Unit	Distributions	Reinvested	Declared
February 21, 2024	February 15, 2024	$0.04376771	$2,091,411	$—	$2,091,411
March 27, 2024	March 26, 2024	$0.04376771	2,089,867	—	2,089,867
Total for 2024			$4,181,278	$—	$4,181,278

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,	June 30,
	2025	2024
Per unit data (1):
Net asset value at beginning of period	$5.89	$5.71
Net investment income	0.14	0.11
Net change in unrealized (depreciation) appreciation on investments	(0.07)	0.03
Net realized losses on investments	(0.00)	—
Net increase in net assets resulting from operations	0.07	0.14
Distributions	—	(0.09)
Net change in accrued distribution and other fees	(0.00)	0.00
Net increase (decrease) in net assets	0.07	0.05
Net asset value at end of period (2)	$5.96	$5.76
Total return based on net asset value (4)	1.17%	2.40%
Net assets at end of period	$284,417,415	$275,222,442
Units Outstanding at end of period	47,777,985	47,777,985
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	4.84%	3.80%
Ratio of total expenses to average net assets	4.91%	5.40%

1	The per unit data was derived by using the weighted average units outstanding during the six months ended June 30, 2025 and 2024, which were 47,777,985 and 47,777,985, respectively.
2

For financial statement reporting purposes under GAAP, as of June 30, 2025 and 2024, the Company recorded a liability in the amount of $362,000 and $347,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3

The Company’s net investment income and expense ratios have been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

4	Total return does not assume the reinvestment of distributions paid and is not annualized.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through  August 14, 2025, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2025.

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

Overview

We make impact investments in SMEs that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We were organized as a Delaware limited liability company on April 30, 2012. We have operated and intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended. We have used the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, loan participations, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. A substantial portion of our assets consists of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns and income generation. We are externally managed and advised by TriLinc Advisors, LLC, or the Advisor. The Advisor is an investment advisor registered with the SEC.

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

For the period from April 1, 2017 to November 29, 2024, the Company raised an additional $99,753,000 pursuant to a private placement offering. The Company’s private placement offering terminated on November 29, 2024. Upon termination of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our DRP to the investors who purchased units in the Offering. Units issued pursuant to our DRP are offered at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Our DRP was amended, effective May 25, 2020, to allow holders of all classes of units other than Class Z units to participate, including holders who purchased units in our private placements. The offering must be registered or exempt from registration in every state in which we offer or sell units. If the offering is not exempt from registration, the required registration generally is for a period of one year. Therefore, we may have to stop selling units in any state in which the registration is not renewed annually and the offering is not otherwise exempt from registration.

For the six months ended June 30, 2025, we did not issue any units through the DRP. As of June 30, 2025, $21,439,000 in units remained available for sale pursuant to the DRP, which was temporarily suspended effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. In addition, the Company's unit repurchase program was suspended effective April 1, 2023. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. Due to the terms and limitations of the unit repurchase program, no units have been repurchased since the program was reopened in September 2024.

From our inception through June 30, 2025, we issued an aggregate of 56,404,318 of our units, including 8,179,306 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000. We have not issued any units since the first quarter of 2023.

Outlook

Over the last three years, the global economy weathered tighter monetary policy triggered by high inflation better than most economists originally forecasted, particularly the United States. Many of the Company’s borrowers experienced significant negative effects during the 2020 - 2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies continue to struggle to recover from the compound impact of approximately three years of economic hardship stemming from the COVID-19 pandemic from 2020 to 2022, while current macroeconomic conditions are not strong enough for borrower companies to achieve a rapid and significant recovery in operating performance. The prospect of significant tariffs imposed by the new U.S. presidential administration on certain non-U.S. countries and the potential for reciprocal retaliatory tariffs continue to be a critical near-term macroeconomic risk factor that could negatively affect the Company's borrowers. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. While a short-term suspension for most tariffs was announced in early April 2025 and extended in July 2025, businesses globally consistently report that significant uncertainty associated with the U.S. government's trade and tariff policy is slowing, if not outright halting, capital investment plans. This “uncertainty effect” is global in nature, with many companies closely watching the trade dispute and ongoing talks between the United States and China. Specific to the Company’s borrowers, no direct effects have been observed as of June 30, 2025, given the vast majority of the tariffs were not announced until April 2025, with most on hold through August 2025. Indeed, although the Company’s NAV per unit increased by approximately $0.07 as of June 30, 2025, compared to the NAV per unit as of December 31, 2024, the increase in NAV reflects the cumulative effect of several factors, including improved cash flows from certain of the Company's borrowers, and moderating inflation in many countries.

As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, with the exception of special distributions paid to unitholders in February 2024 and March 2024, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. In addition, the Company’s unit repurchase program, which was suspended effective April 1, 2023, has been reinstated, but only with respect to repurchase requests made in connection with the death or disability of a unitholder. Our NAV per unit as of June 30, 2025 is higher than it would have been if the Company had continued to pay regular monthly distributions during the six months ended June 30, 2025.

The Company intends to continue pursuing multiple strategies in order to address its temporary liquidity needs, which may include the sale of all or a portion of certain investments, seeking to obtain new credit facilities and the pursuit of additional financing transactions as needed to supplement cash flows. For example, during the six months ended June 30, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C. to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company's Advisor, for a sale price of $1.0 million.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of June 30, 2025, some of our investments were in the form of participations, and we expect that some of our future investments will continue to be in the form of participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for certain participations is the respective sub-advisor or its affiliate that originates the loan in which we are participating. In such case, we will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

Floating Interest Rates

As of June 30, 2025, 4.2% of the fair value of the Company’s total investments bore interest at floating rates based on the Secured Overnight Financing Rate (“SOFR”), serving as an alternative rate designated by the Company following the discontinuation of LIBOR, which was phased out completely in June 2023. In July 2023, the Company's legacy loans transitioned from LIBOR to Synthetic LIBOR, which was in effect until September 30, 2024. The Company's legacy loans have transitioned to SOFR following the complete phase-out of LIBOR as of September 30, 2024.

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

Portfolio and Investment Activity

During the six months ended June 30, 2025, the Company did not make any investments. Additionally, the Company received proceeds from repayments and dispositions of investment principal of approximately $4.2 million.

At June 30, 2025 and December 31, 2024, the Company’s investment portfolio included 28 and 28 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of June 30, 2025		As of December 31, 2024
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$130,724,972	47.8%	$121,679,322	45.3%
Senior secured term loan participations	75,634,939	27.7%	78,156,693	29.1%
Senior secured trade finance participations	27,017,623	9.9%	27,665,139	10.3%
Convertible notes	27,445,315	10.0%	25,387,189	9.5%
Other investments	11,849,806	4.3%	13,054,395	4.9%
Equity warrants	806,140	0.3%	2,466,534	0.9%
Total investments	$273,478,795	100.0%	$268,409,272	100.0%

As of June 30, 2025, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans and convertible notes were 7.8%, 13.4%, 15.7% and 11.8%, respectively, for a weighted average yield on investments of approximately 12.8% on our total portfolio.

As of December 31, 2024, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 7.6%, 13.3%, 15.6%, and 11.8%, respectively, for a weighted average yield on investments of approximately 12.6% on our total portfolio.

As of June 30, 2025, we had the following investments, listed by description of the underlying borrower (if applicable):

Description		Sector	Industry Classification	Country	Interest		Maturity (1)		Principal Amount	Fair Value
Sustainable Packaging Manufacturer	(6)	Corrugated and Solid Fiber Boxes	Recycling	Ecuador	11.82% Cash / 2.2% PIK / 3% Default		6/18/2025	(2)	$5,966,448	$5,575,756
Resource Trader	(6)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%		6/30/2023	(2)	22,219,565	14,551,857
Cocoa Processor	(5)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	PIK 12.5%		12/31/2024	(5)	21,119,874	21,119,874
Wholesale Distributor	(6)	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%		6/30/2023	(2)	18,484,703	6,086,148
Waste to Fuels Processor		Refuse Systems	Recycling	Mexico	20.0% PIK		4/30/2025		64,062,098	64,062,098
Waste to Fuels Processor		Refuse Systems	Recycling	Mexico	N/A		N/A	(3)	N/A	806,140
Non-Ferrous Metal Trader		Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK		8/18/2025	(2)	21,799,281	19,329,239
SME Financier	(7)	Short-Term Business Credit	Inclusive Finance	Botswana	13.89%		8/18/2023	(2)	5,601,000	2,072,759
Ship Maintenance & Repair Service Provider		Boatbuilding and Repairing	Infrastructure Development	Brazil	14% Cash / 3% PIK		6/28/2025		8,017,978	8,017,978
Hospitality Service Provider		Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK		12/31/2027		11,171,177	10,858,156
Freight and Cargo Transporter	(6)	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.35% Cash / 4.0% PIK		3/31/2023	(2)	15,092,408	3,874,961
Property Developer	(6)	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK		8/15/2021	(2)	18,717,631	17,010,329
Wheel Manufacturer		Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.0% Cash / 3.0% Default		N/A	(2), (9)	8,275,000	9,931,415
Marine Logistics Provider		Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%		10/31/2026	(2)	3,981,422	3,731,276
Frozen Bakery Products Manufacturer	(6)	Retail Bakeries	Responsible Consumer Goods Production	Romania	18.5% Cash		N/A	(2), (9)	6,836,622	7,136,229
Grain Processor G	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK		12/31/2024	(2)	769,955	537,466
Grain Processor F	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.0% PIK		9/19/2025	(2)	14,664,495	12,464,370
Agriculture Distributor	(7)	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	N/A		6/30/2018	(2)	12,500,000	5,481,351
Dairy Co-Operative	(6)	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%		7/29/2019	(2)	5,802,296	4,528,841
Cocoa & Coffee Exporter	(8)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	(10)	12/31/2024	(2)	16,077,863	14,519,154
Seafood Processing Company II	(6)	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%		10/25/2023	(2)	4,424,931	2,488,277
Claim in Bankruptcy	(7)	Other	Other	N/A	N/A		N/A	(2)	5,924,697	3,164,986
Claim in Bankruptcy	(7)	Electric Services	Technological Innovation	Chile	N/A		N/A	(2)	1,331,194	845,426
Claim in Bankruptcy	(7)	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	4,935,048	1,792,698
Claim in Bankruptcy	(7)	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	6,499,323	2,955,774
Profit sharing rights on cocoa distribution		Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A		N/A		1,526,561	1,526,561
Installment under Judicial Recovery		Other	Other	Brazil	N/A		12/15/2026		400,000	303,015
Real estate property		Other	Other	Peru	N/A		N/A		1,354,523	1,261,346
IT Service Provider		Computer Related Services	Access to Technology	Brazil	4.49% PIK		2/11/2027		369,374	655,192
IT Service Provider		Computer Related Services	Access to Technology	Brazil	12.0% PIK		8/11/2026	(2)	27,886,067	26,790,123
Total Investments										$273,478,795

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
[4]	The Company is negotiating with the borrower to amend the loan term to extend the maturity date.
[5]	Investment is undergoing a restructuring.
6	Investment is in default.
7	Investment is in bankruptcy.
8	Investment is in arbitration.
9	The borrower is required to pay the loan upon request.
10	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.

As of June 30, 2025, the composition of our investments at fair value based on the Company created industry classification was as follows:

	As of June 30, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry Classification	Value	of Total	Value	of Total
Access to Technology	27,445,315	10.0%	$25,387,189	9.5%
Inclusive Finance	2,072,759	0.8%	2,437,540	0.9%
Infrastructure Development	35,886,463	13.1%	36,247,697	13.5%
Recycling	70,443,994	25.8%	63,340,678	23.6%
Responsible Consumer Goods Production	17,067,644	6.2%	17,534,124	6.5%
Responsible Industrial Goods Distribution	6,086,148	2.2%	6,531,441	2.4%
Responsible Logistics Management	7,606,237	2.8%	9,173,378	3.4%
Responsible Natural Resources Distribution	33,881,096	12.4%	34,408,977	12.8%
Sustainable Agriculture & Agroprocessing	60,397,248	22.1%	59,225,818	22.1%
Sustainable Aquaculture & Processing	2,488,277	0.9%	2,893,848	1.1%
Sustainable Dairy Production	4,528,841	1.7%	4,528,841	1.7%
Technological Innovation	845,426	0.3%	970,393	0.4%
Other	4,729,347	1.7%	5,729,348	2.1%
Total	$273,478,795	100.0%	$268,409,272	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the fair value of all investments and cash on the date of investment. As of June 30, 2025, the Company has made investments in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At June 30, 2025, 15 portfolio companies were on non-accrual status with an aggregate fair value of approximately $108,633,215 or 39.7% of the fair value of the Company’s total investments. At December 31, 2024, 14 portfolio companies were on non-accrual status with an aggregate fair value of approximately $100,342,070 or 37.4% of the fair value of the Company’s total investments. As of June 30, 2025 and December 31, 2024, the Company had 21 and 19 Watch List investments, respectively, representing 60.3% and 57.2%, respectively, of the fair value of the Company's total investments.

As of June 30, 2025, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Six Months Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Trustco Group Holdings Ltd. (3)	$18,717,631	$17,010,329	$—	N/A	Collateral based approach	$660,996	$634,820	$1,308,112	$1,263,216
Maritime One Limited	3,981,422	3,731,276	41,259	N/A	Income approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	5,481,351	—	N/A	Income approach	—	—	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,528,841	1,347,047	N/A	Collateral based approach	156,496	156,496	311,272	312,992
IIG TOF B.V. (2), (3)	5,924,697	3,164,986	—	N/A	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd.(3)	21,799,281	19,329,239	1,513,671	N/A	Income approach	705,457	654,592	1,394,289	1,300,952
Ecsponent Holdings Limited (1), (3)	5,601,000	2,072,759	—	Scipion	Hybrid income/collateral based approach	196,732	211,894	391,302	423,788
Producam S.A. (3)	16,077,863	14,519,154	—	N/A	Income approach	473,270	430,930	930,600	851,911
Multiple ICD (Kenya) Limited (3)	15,092,408	3,874,961	—	N/A	Collateral based approach	644,125	692,817	1,334,368	1,380,380
Agilis Partners Holding LLC (1)	769,955	537,466	33,399	Origin	Income approach	—	—	—	—
Agilis Partners	14,664,495	12,464,370	2,054,238	Origin	Income approach	—	—	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,331,194	845,426	—	N/A	Collateral based approach	—	—	—	—
Limas Commodities House Limited (3)	22,219,565	14,551,857	—	N/A	Income approach	861,040	767,556	1,688,820	1,513,430
Vikudha Malaysia Sdn Bhd (3)	18,484,703	6,086,148	—	N/A	Hybrid income/collateral based approach	668,583	623,165	1,318,447	1,235,495
Qintess Tecnologia e Participacoes Ltda, Series B	27,886,067	26,790,123	—	TRG	Income approach	—	—	—	—
Cevher International B.V. Netherlands (3)	8,275,000	9,931,415	4,075,409	CCL	Income approach	560,121	—	1,108,364	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	2,488,277	—	N/A	Collateral based approach	131,427	131,427	261,409	262,853
Lidas SRL	6,836,622	7,136,229	1,730,101	N/A	Income approach	—	—	—	—
Grupo Surpapel	5,966,448	5,575,756	877,446	Origin	Income approach	—	—	—	—
Total Watchlist	$227,789,949	$164,868,435	$11,672,570			$5,058,247	$4,303,697	$10,046,983	$8,545,017

[1]

Investments with a fair value equal to or less than 1.0% of the aggregate fair value of the Company's net assets as of June 30, 2025. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of June 30, 2025 are presented below.

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

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including 5 of the 21 Watch List investments as of June 30, 2025. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of June 30, 2025 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Since then, there have been several iterations of the settlement terms, with each set of terms representing slightly better terms for the lenders. The final restructuring proposal was submitted on December 31, 2024. As Argentinian courts were closed for the month of January 2025, we were advised in early March 2025 that the court and bankruptcy trustee validated that the proposal had received the creditor approvals that are legally required for the court to be able to proceed with the approval of the restructuring plan. On July 31, 2025, the court approved the restructuring plan, and the Company expects the settlement to proceed as agreed by all parties.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account. As of June 30, 2025, the creditors are now working with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Sancor Cooperativas Unidas Limitada

In April 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company did not receive any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. During the year ended December 31, 2021, Sancor was engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower. The Company is cooperating with the lenders group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt. In July 2024, a joint liquidation agreement for the warrants was executed between Sancor and the creditor group, providing for the immediate liquidation of 70% of the warrants, the proceeds of which were to be transferred to the creditors, with the remaining warrants to be liquidated, deposited into an escrow account, and paid in four equal installments starting in September 2024. In August 2024, a deposit of approximately $500,000 was transferred to an Argentinean escrow agent to be held for 9 to 12 months on behalf of all creditors, with a currency hedge in place. While a partial payment of $150,000 was paid in September 2024, Sancor has not fulfilled its installment obligations as agreed per the joint liquidation agreement. In the aggregate, Sancor has paid only approximately $650,000 of the $2.2 million owed through 2024 to the escrow account in Argentina. As a result, counsel arranged for the auction of the warrants to be recommenced; however, in December 2024, Sancor requested to pause the auction process in exchange for an immediate payment of $80,000. In the interest of providing Sancor with further time to repay the debt, counsel to the lenders group agreed. Sancor deposited $40,000 into the escrow account in December 2024 and advised that a second payment of $40,000 would be forthcoming in 2-3 weeks. Payment was never received, so counsel to the lenders group once again began the process of auctioning the warrants. While the auction was expected to begin in the first half of 2025, in early February 2025, Sancor filed for concurso preventivo protection (equivalent to U.S. Chapter 11) in Argentina, which is being reviewed and considered by the local court. The focus will now shift to ensuring that the lenders group is properly represented in the proceedings as a major creditor. During the three months ended June 30, 2025, the Argentine court granted an extension for the concurso deadlines, extending the exclusivity period to February 9, 2026.

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

As noted above, IIG TOF B.V. was declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the risk created by the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. On July 25, 2024, the Company received $75,000 from the U.S. Attorney’s Office as part of a restitution settlement with David Hu and was notified that a restitution settlement with Martin Silver is still in process. As of June 30, 2025, the creditors are now working with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company, and the restructuring process was finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value of the investment decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no accrued interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. As of June 30, 2025, while the Company continues to pursue working with the borrower to process and sell the remaining coffee, it is expected that recovery will come primarily from the legal claim through the UK courts against the collateral manager and its insurer.

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

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies Ecsponent is a part of and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent. The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Botswana to reach an agreement, which the Company expects to progress in future quarters. During a conversation with Ecsponent’s CEO during the three months ended June 30, 2025, the Company learned that Ecsponent will pursue a liquidation, in which case, the Company will make a creditor’s claim. Furthermore, an insurance claim is underway through the Company’s sub-advisor, Scipion, and counsel is being consulted regarding the potential for claims against management for the misapplied financing as an additional source of recovery.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower. Origin, the borrower and the Company were in the late stages of finalizing a restructuring of the loans when a prospective investor owning two other farms in Uganda indicated an interest in merging his farms with Agilis. The restructuring plan now includes the merger of the farms and investor participation. It is expected that the final restructuring will close by the end of 2025.

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

In the third quarter of 2024, Surpapel encountered significant challenges due to an ongoing energy crisis in Ecuador, driven by the country’s dependence on hydroelectric power amid severe drought conditions. As of late October 2024, government-mandated power outages of up to 14 hours per day had severely impacted the Surpapel's production capabilities and increased operational costs. Surpapel imported generators in order to service the company’s major relationship with Dole and had to delay production for lower margin customers, resulting in a short-term liquidity crunch. As a result, Surpapel asked for a six month deferral of two principal repayments due in December 2025 and June 2025. They also notified the lenders group that they have been soliciting bids for a potential sale of all or parts of the business. During the fourth quarter of 2024, the Company, along with the lenders group, began working with Surpapel on a proposed debt rescheduling plan. In April 2025, Surpapel management was removed by its shareholders, and the lenders group hired a Chief Restructuring Officer ("CRO") to help manage the business and potentially advance the sale of the business. The lenders group meets regularly with the CRO and is continuing to evaluate potential solutions for repayment of the loan.

Investments through CEECAT Capital Limited & CCL Investments SARL (“CCL”) as the Sub-Advisor

Cevher International B.V. Netherlands

In February 2019, the Company purchased a $8,275,000 Participation in a term loan facility with Cevher International B.V. Netherlands (“Cevher”), a Netherlands domiciled company which wholly owns Cevher Jant Sanayii A.S., a manufacturer of aluminum alloy wheels in Turkiye. In the beginning of 2024, Cevher encountered liquidity and operational challenges due to soaring inflation in Turkiye, which reached 68.5% in March 2024. This sharp rise in inflation led the aluminum workers' union, which includes Cevher factory employees, to impose substantial wage increases. A binding letter of intent was signed on June 29, 2025 for a strategic investor to acquire 49.9% of Cevher. This will allow for a partial repayment of the Company’s loan with the remaining balance to be converted to a new loan. Subject to regulatory approvals, the transaction is expected to close by the end of 2025.

Other Investments

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios has been actively working with the borrower to restructure the facility. As this has proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand has also been made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022, and we are now seeking enforcement of the UK judgment in Namibia. On July 31, 2024, the local court ordered Trustco to pay Helios a total amount of 636,410.18 in Namibian dollars (approximately US$35,870) as payment for Helios to defend Trustco's legal action, which was ultimately dismissed. This will be applied toward incurred costs and future retainer for the advocate for work going forward. The Trustco enforcement proceeding hearing was held on March 18 and 19, 2025. Following the hearing, the judge indicated that a judgement was expected to be handed down by the end of July 2025. Subsequently, the judge postponed her judgement until September 19, 2025, to follow the Elisenheim hearing.

A trial was held for the Elisenheim property case in Namibia from June 24, 2024 to July 5, 2024. The judge ruled in favor of the Company via Helios, and a hearing was set for July 14, 2024 during which the judge determined that the judge presiding over the case to enforce the UK judgement in Namibia should first rule on the referral relief. A case management meeting for the UK Trustco case was held on December 10, 2023, and a hearing was set for July 31, 2024 during which the judge gave Trustco time to determine if they will bring an application for leave. At a subsequent hearing held on November 28, 2024, the judge set trial dates from September 2 to September 12, 2025. Counsel is currently preparing for the hearing.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt ("Tranche 1") and restructured amortization profile ("Tranche 2"). An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Naira, which is a difficult currency to convert to USD. As of June 30, 2023, approximately 3 billion Naira were converted and paid, completing Tranche 1 requirements. The Company began to service the remaining loan in Tranche 2 with a payment in September 2023. An agreement on the final terms of the full restructuring was reached in the fourth quarter of 2023. The borrower has continued servicing the debt since the restructuring was completed. As a result, an increase in fair value of approximately $108,000 was recognized during the three months ended June 30, 2025.

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

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the collateral, which primarily consists of a land parcel in Ecuador. Due to the recent instability in Ecuador, the value of the land has decreased. The instability in Ecuador has improved; however, real estate prices remain relatively low. During the second quarter of 2024, the Company engaged several brokers on a non-exclusive basis to begin marketing the property for sale. In June 2025, TriLinc filed a hecho relevante (relevant fact) notification with the Superintendencia de Compañías (Superintendent of Companies, or "SIC") to formally inform the authority about the existence of our defaulted debt, which WinRep failed to report in its financial statements used to raise bond financing. Our local counsel then met with the Intendente Nacional de Mercado de Valores (National Intendant of the Stock Market) to provide further context on the matter. At the intendant's request, we are now submitting our loan documentation to the SIC to provide proof of our debt. Our counsel advised that once this supporting documentation is reviewed by the SIC, the authority may choose to open an internal investigation and/or refer the matter to the prosecutor's office.

Qintess Tecnologia e Participacoes Ltda

Beginning in June 2019, the Company made investments through TRG Management LP. (“TRG”) in Qintess Tecnologia e Participacoes Ltda. (“Qintess”), an IT service provider located in Brazil, comprised of two term loan participations for an outstanding aggregate amount of approximately $22,557,000 prior to the settlement agreement in 2023 described below.

In the beginning of 2023, Qintess started experiencing liquidity issues and delaying scheduled repayments. The Company, through TRG, made an attempt to support Qintess through debt restructuring and entered into a settlement agreement for the outstanding amount in August 2023. Through the restructuring, multiple classes of convertible notes were issued to the Company. The principal amounts of those notes are convertible into Class A and B units representing membership interests in Qintess Global, LLC, a newly formed Delaware limited liability company that holds 100% of the equity of Qintess. Although Qintess has not yet achieved positive EBITDA or cash flow, the restructuring, cost-cutting efforts and new contracts have resulted in improved performance for Qintess. The position has been performing as expected since the restructuring in August 2023. As a result, an increase in fair value of approximately $269,000 was recognized during the three months ended June 30, 2025.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility, and a restructuring agreement was executed on August 17, 2020. We further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it managed its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the three months ended June 30, 2025, the borrower was able to modestly increase its trading business; however, considering the extended timeline anticipated for business ramp-up, the borrower is not expected to be able to provide debt service for the next 12 months.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and the borrower was able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a wind-up petition against the company’s Hong Kong-based parent company and loan guarantor. The Company issued a Reservation of Rights Letter to Vikudha in June 2022. Subsequently, in August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the wind-up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected. The borrower continues to provide updates on its efforts to repay the debt, including the recent launch of a trading business currently handling only modest shipments, which the borrower hopes to scale by 2026, and the borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes. As a result of the delays in restarting its non-credit business and the modest volumes of its new trading business, maturity has been extended.

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

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Limited ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. While the loan is no longer on standstill, the lenders are requiring additional progress with the negotiations to renew it. During the second half of 2024, progress on the restructuring stalled as there were parties potentially interested in acquiring MICD and Multiple Hauliers, a sister company. The ongoing uncertainty regarding the restructuring continued to increase the probability that MICD may be liquidated; however, in early 2025, the senior lenders agreed to meet with the Company to discuss a potential settlement of the mezzanine lenders’ debt. The Company met with DLA Piper, the senior lenders’ counsel, during the three months ended June 30, 2025. As a result of Multiple Hauliers being put into Administration (a formal insolvency process), the lenders for MICD have been restricted from enforcing on those assets. The lenders are preparing an appeal and evaluating their options. Therefore, settlement of the Company’s debt will be delayed until there is progress on the senior lenders' enforcement.

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

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of June 30, 2025. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company's interest receivable balances at June 30, 2025 and December 31, 2024 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
Interest income	$2,694,551	$1,298,403	$4,014,047	$3,284,300
Payment-in-kind interest income	4,753,539	4,676,267	9,666,896	8,696,380
Fee income	8,079	120,473	8,079	485,906
Other Income	17,714	74,318	37,704	74,318
Interest from cash	133	456	424	2,089
Total investment income	7,474,016	6,169,917	13,727,150	12,542,993
Expenses
Asset management fees	1,429,233	1,383,027	2,854,837	2,748,719
Professional fees	1,686,307	2,344,663	3,044,471	3,609,530
General and administrative expenses	262,437	353,293	525,647	874,656
Interest expenses	362,492	—	362,492	—
Board of managers fees	64,375	64,375	128,750	128,750
Total expenses	3,804,844	4,145,358	6,916,197	7,361,655
Net investment income	$3,669,172	$2,024,559	$6,810,953	$5,181,338
Net change in unrealized (depreciation) appreciation on investments	(2,943,863)	1,424,254	(3,449,639)	1,364,510
Net realized losses on investments	—	—	(73,871)	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$725,309	$3,448,813	$3,287,443	$6,545,848

Revenues

Three months ended June 30, 2025 and 2024

For the three months ended June 30, 2025 and 2024, total investment income amounted to $7,474,016 and $6,169,917, respectively. Interest income increased by $1,396,148 during the three months ended June 30, 2025 compared to the same period in 2024. The increase was primarily attributable to additional interest income recognized due to (i) the expiration of the repurchase agreement, and (ii) the application of default interest income to a certain investment. PIK interest income increased by $77,272 during the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a gradual increase in the principal balance resulting from regularly scheduled PIK capitalizations. Additionally, fee income decreased by $112,394 during the three months ended June 30, 2025 compared to the same period in 2024, mainly due to the completion of amortization related to certain deferred revenue. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the three months ended June 30, 2025, $1,885,836 or 25.2% of the investment income was earned from loan and trade finance participations and $4,788,843 or 64.1% was earned from direct loans. In addition, we earned $133 in interest income on our cash balances.

During the three months ended June 30, 2024, $2,503,730 or 40.6% of the investment income was earned from loan and trade finance participations and $3,665,731 or 59.4% was earned from direct loans. In addition, we earned $456 in interest income on our cash balances.

Six months ended June 30, 2025 and 2024

For the six months ended June 30, 2025 and 2024, total investment income amounted to $13,727,150 and $12,542,993, respectively. Interest income increased by $729,747 during the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily attributable to additional interest income recognized due to (i) the expiration of the repurchase agreement, and (ii) the application of default interest income to a certain investment. PIK interest income increased by $970,516 over the same period, primarily due to a gradual increase in the principal balance from regularly scheduled PIK capitalizations. Additionally, fee income decreased by $477,827 during the six months ended June 30, 2025 compared to the same period in 2024, mainly due to the completion of amortization related to certain deferred revenue. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the six months ended June 30, 2025, $3,485,500 or 25.4% of the investment income was earned from loan and trade finance participations and $8,672,203 or 63.2% was earned from direct loans. In addition, we earned $133 in interest income on our cash balances.

During the six months ended June 30, 2024, $5,221,647 or 41.6% of the investment income was earned from loan and trade finance participations and $7,319,257 or 58.4% was earned from direct loans. In addition, we earned $456 in interest income on our cash balances.

Expenses

Three months ended June 30, 2025 and 2024

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended June 30, 2025 decreased by $386,720 to $2,375,611 from $2,762,331 for the three months ended June 30, 2024. This decrease was primarily attributable to a lower reimbursement of consulting fees related to environmental, social, and governance ("ESG") analysis to the Company's advisor during the second quarter of 2025 compared to the same period in 2024.

For the three months ended June 30, 2025 and 2024, the asset management fees amounted to $1,429,233 and $1,383,027, respectively. The incentive fees for the three months ended June 30, 2025 and 2024 amounted to $0 and $0, respectively.

Six months ended June 30, 2025 and 2024

Total operating expenses, excluding the asset management and incentive fees, incurred for the six months ended June 30, 2025 decreased by $551,576 to $4,061,360 from $4,612,936 for the six months ended June 30, 2024. This decrease was primarily attributable to a lower reimbursement of consulting fees related to ESG analysis to the Company's advisor during the second quarter of 2025 compared to the same period in 2024.

For the six months ended June 30, 2025 and 2024, the asset management fees amounted to $2,854,837 and $2,748,719, respectively. The incentive fees for the six months ended June 30, 2025 and 2024 amounted to $0 and $0, respectively.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $73,871 and $0 for the six months ended June 30, 2025 and 2024, respectively. We recorded net change in unrealized depreciation of $3,449,639 and net change in unrealized appreciation of $1,364,510 for the six months ended June 30, 2025 and 2024, respectively. The net change in unrealized depreciation for the six months ended June 30, 2025 was primarily driven by increased uncertainty regarding the future cash flows of certain investments.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2025, we had $54,604 in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. We have been facing liquidity constraints, primarily due to our borrowers experiencing challenges in their ability to repay amounts owed to us in a timely manner or at all, as described above under "Outlook." Until we are able to accumulate more cash, our primary use of our limited cash will be the payment of our expenses. If we begin to have fewer liquidity constraints and our cash on hand materially increases, we expect that our primary use of cash will once again be the payment of our expenses, cash distributions to our unitholders (and the repurchase of units under our unit repurchase program to the extent of reinvested distributions), and to make loans, either directly or through participations. In addition, at such time, we would expect to once again maintain cash reserves from time to time for investment opportunities, working capital and distributions. While we currently anticipate payments on certain investments throughout 2025, there can be no assurances that anticipated payments will be made when expected or at all. In February 2025, in order to increase liquidity to pay our expenses, we sold a portion of one of our investments to an affiliate for aggregate gross sale proceeds of $1.0 million. We may determine to execute additional sales of all or a portion of our interest in one or more investments to increase liquidity from time to time.

The following discussions provide additional detail regarding our cash flows.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2025, decreased by $4.4 million compared to the same period in 2024. This decrease is primarily due to a $4.6 million decrease in the proceeds from disposition and paydowns of investments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2025, increased by approximately $4.2 million compared to the same period in 2024, primarily because no distributions were made for the six months ended June 30, 2025.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby we sold a $5.0 million participation interest in one of our term loan positions and, as of March 31, 2023, we had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On March 21, 2023, the terms were amended. The repurchase date was extended to October 17, 2023, and the interest rate was increased to 11.5% per annum. The amendment also granted the buyer the right to elevate its position to a direct interest or sell the position to a third party. In October 2024, the agreement was further amended. The repurchase date was extended to June 18, 2025, subject to partial principal and interest payments. As of June 30, 2025, we had approximately $2.9 million in total debt outstanding with a debt to equity ratio of 1.0%.

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

From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the six months ended June 30, 2025, no distributions were made.

Related Party Transactions

For the six months ended June 30, 2025 and 2024, the Company incurred $2,854,837, and $2,748,719, respectively, in asset management fees and $0 and $0, respectively, in incentive fees, both of which are paid to the Advisor.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of June 30, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of June 30, 2025 and December 31, 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $421,888 and $240,100, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

Legal Proceedings

As of June 30, 2025, the Company was not a defendant in any litigation.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the six months ended June 30, 2025, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, economic conditions globally continue to remain challenging, particularly for advanced economies, largely due to inflation and a sustained period of high interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023 and have remained stable through June 30, 2025, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors made it more difficult for some borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the legacy effect from borrower companies struggling to recover from the compound impact of approximately three years of economic hardship stemming from the COVID-19 pandemic from 2020 to 2022. However, current macroeconomic conditions have significantly improved for most borrower companies, though improvement ultimately has been slow. Still, the Company has seen several borrowers improve, particularly in 2024, due in large part to the sustained improvement in supply side macroeconomic conditions over the last ten quarters. The prospect of significant tariffs imposed by the new U.S. presidential administration on certain non-U.S. countries, and the potential reciprocal retaliatory tariffs continue to be a critical near-term macroeconomic risk factor which could negatively affect the Company's borrowers. As noted elsewhere, the negative effect on capital investment of the uncertainty surrounding the U.S. government’s trade and tariff policies broadly, and the trade dispute and ongoing talks with China specifically, is already being observed globally. As of June 30, 2025, it was still too early to observe direct effects to the Company’s borrowers, other than general declines in business risk taking, capital investment, and some reduced availability of both debt and equity financing.

Recent Accounting Pronouncements

See Note 2 to the Company’s accompanying Consolidated Financial Statements for a description of recent accounting pronouncements and its expectation of their impact on the Company’s results of operations and financial condition.

Subsequent Events

Please see "Notes to Consolidated Financial Statements - Note 9. Subsequent Events."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of June 30, 2025.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of June 30, 2025, the Company was not a defendant in any litigation.

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

For the six months ended June 30, 2025 and 2024, no repurchase requests were fulfilled.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the six months ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

TRILINC GLOBAL IMPACT FUND, LLC.

August 14, 2025	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

August 14, 2025	By:	/s/ Kun Yong Park
Kun Yong Park
Chief Financial Officer