Form 10-Q
period 2025-09-30
TriLinc Global Impact Fund LLC
filed 2025-11-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 14, 2025, the Company had outstanding 18,303,923 Class A units, 7,759,822 Class C units, 10,582,821 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments owned, at fair value (amortized cost of $334,072,701 and $328,434,876, respectively)	$260,014,676	$268,409,272
Cash	672	98,199
Interest receivable	22,631,871	16,678,722
Other assets	197,411	403,988
Total assets	282,844,630	285,590,181

LIABILITIES
Management fee payable	1,709,396	1,412,744
Repurchase obligation (see Note 5)	2,876,926	—
Accrued distribution and other fees	363,000	356,000
Accrued expenses	3,651,392	2,445,365
Due to affiliates	451,455	240,100
Interest payable	340,437	—
Other payable	93,171	—
Total liabilities	9,485,777	4,454,209
Commitments and Contingencies (see Note 5)
NET ASSETS	$273,358,853	$281,135,972

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$112,935,992	$115,912,753
Net capital on Class C units	47,531,435	48,800,413
Net capital on Class I units	65,281,450	67,002,531
Net capital on Class W units	150,505	154,498
Net capital on Class Y units	16,554,315	16,990,653
Net capital on Class Z units	48,260,558	49,630,526
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.729 and $5.892, respectively per unit based on total units outstanding of 47,777,985 and 47,777,985, respectively) (see Note 2)	$273,358,853	$281,135,972
Net assets, Class A (units outstanding of 18,303,923 and 18,303,923, respectively)	$104,863,856	$107,840,617
Net assets, Class C (units outstanding of 7,759,823 and 7,759,823, respectively)	44,109,308	45,378,286
Net assets, Class I (units outstanding of 10,582,818 and 10,582,818, respectively)	60,614,365	62,335,446
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	139,676	143,669
Net assets, Class Y (units outstanding of 2,683,015 and 2,683,015, respectively)	15,371,090	15,807,428
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	48,260,558	49,630,526
NET ASSETS	$273,358,853	$281,135,972

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Interest income	$888,020	$1,637,544	$4,902,067	$4,921,844
Payment-in-kind interest income	1,693,407	4,822,398	11,360,303	13,518,778
Fee income	20,419	—	28,498	485,906
Other income	13,922	73,470	51,626	147,788
Interest from cash	37	158	461	2,247
Total investment income	2,615,805	6,533,570	16,342,955	19,076,563
EXPENSES
Asset management fees	1,373,663	1,400,781	4,228,500	4,149,500
Professional fees	1,338,967	1,555,970	4,383,438	5,165,500
General and administrative expenses	225,352	261,844	750,999	1,136,500
Interest expense	88,227	—	450,719	—
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,090,584	3,282,970	10,006,781	10,644,625
NET INVESTMENT (LOSS) INCOME	(474,779)	3,250,600	6,336,174	8,431,938
Net change in unrealized (depreciation) appreciation on investments	(10,582,783)	287,405	(14,032,422)	1,651,915
Net realized losses on investments	—	—	(73,871)	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,057,562)	$3,538,005	$(7,770,119)	$10,083,853

NET INVESTMENT (LOSS) INCOME PER UNIT - BASIC AND DILUTED	$(0.01)	$0.07	$0.13	$0.18
(LOSS) EARNINGS PER UNIT - BASIC AND DILUTED	$(0.23)	$0.07	$(0.16)	$0.21
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,777,985	47,777,985	47,777,985	47,777,985

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2025	2024
(DECREASE) INCREASE FROM OPERATIONS
Net investment income	$6,336,174	$8,431,938
Net change in unrealized (depreciation) appreciation on investments	(14,032,422)	1,651,915
Net realized losses on investments	(73,871)	—
Net (decrease) increase from operations	(7,770,119)	10,083,853
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	—	(1,602,618)
Distributions to Class C unitholders	—	(678,438)
Distributions to Class I unitholders	—	(925,834)
Distributions to Class W unitholders	—	(2,144)
Distributions to Class Y unitholders	—	(234,859)
Distributions to Class Z unitholders	—	(737,385)
Net decrease from distributions	—	(4,181,278)
DECREASE FROM CAPITAL TRANSACTIONS
Change in accrual of distribution and other fees	(7,000)	(2,000)
Net decrease from capital transactions	(7,000)	(2,000)
NET CHANGE IN NET ASSETS	(7,777,119)	5,900,575
Net assets at beginning of period	281,135,972	272,854,872
Net assets at end of period	$273,358,853	$278,755,447

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(7,770,119)	$10,083,853
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Proceeds from disposition and paydowns of investments	5,919,671	12,715,916
Payment-in-kind interest	(11,360,303)	(13,518,778)
Net change in unrealized depreciation (appreciation) on investments	14,032,422	(1,651,915)
Net realized loss on investments	73,871	—
Changes in assets and liabilities:
Increase in interest receivable	(3,347,288)	(1,786,480)
Decrease in other assets	206,577	133,557
Increase in management fee payable	296,652	193,851
Increase (decrease) in accrued expenses	1,206,027	(1,567,412)
Increase in due to affiliates	211,355	128,048
Increase in interest payables	340,437	—
Increase (decrease) in other payables	93,171	(652,076)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(97,527)	4,078,564
Cash flows from financing activities
Distributions paid to unitholders	—	(4,181,278)
NET CASH USED IN FINANCING ACTIVITIES	—	(4,181,278)
TOTAL DECREASE IN CASH	(97,527)	(102,714)
Cash at beginning of period	98,199	980,741
Cash at end of period	$672	$878,027
Supplemental non-cash information
Paid-in-kind interest capitalized into investments	$15,535,485	$11,825,328
Change in accrual of distribution and other fees	$7,000	$2,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2025

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)		Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel (5),(6), (12)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.82% Cash / 2.2% PIK / 3% Default		0.0%	6/18/2025		$5,966,448	10%	$5,966,448	$2,520,135	0.9%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023		22,219,565	100%	22,219,565	14,551,857	5.3%
Indonesia	PT Citra Labuantirta (5), (18)	Chocolate and Cocoa Products	Cocoa Processor	8.0% Cash / 5.0% Redemption		0.0%	12/31/2024		15,000,000	51%	15,000,000	12,949,836	4.7%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%		0.0%	6/30/2023		18,484,703	67%	18,484,703	6,086,148	2.2%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	4/30/2025		67,300,794	65%	67,300,794	67,300,794	24.6%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	8/18/2025		21,799,281	100%	21,799,281	19,329,240	7.1%
Total Senior Secured Term Loans											150,770,791	122,738,010	44.8%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (13)	Short-Term Business Credit	SME Financier	13.32%		0.0%	8/18/2023		5,601,000	47%	5,601,000	1,777,308	0.7%
Brazil	Dock Brasil Engenharia E Servicos S.A. (5), (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK		0.0%	6/28/2025		8,079,450	42%	8,079,450	5,520,952	2.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	12/31/2027		10,570,587	88%	10,570,587	10,257,566	3.8%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.35% Cash / 4.0% PIK		0.0%	3/31/2023		15,092,408	30%	15,092,408	3,576,390	1.3%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021		18,717,631	100%	18,717,631	17,541,297	6.4%
Netherlands	Cevher International B.V. Netherlands (5), (6), (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.0% Cash / 3.0% Default		0.0%	N/A	(16)	8,275,000	44%	11,399,439	7,857,276	2.9%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%		0.0%	10/31/2026		3,047,176	100%	3,047,176	2,797,030	1.0%
Romania	Lidas SRL (5), (9), (12)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	N/A	(16)	6,836,622	41%	7,136,229	6,982,214	2.6%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	12/31/2024		828,540	49%	828,540	596,051	0.2%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	9/19/2025		15,361,873	57%	15,361,873	13,020,085	4.8%
Total Senior Secured Term Loan Participations											95,834,333	69,926,169	25.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (13)	Soybeans	Agriculture Distributor	N/A		0.0%	6/30/2018		12,500,000	N/A	12,500,000	6,479,347	2.4%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019		5,802,296	N/A	5,802,296	4,383,964	1.6%
Cameroon	Producam SA (5), (6), (14)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024		16,077,863	77%	16,077,863	13,986,545	5.1%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023		4,424,931	59%	4,424,931	2,488,277	0.9%
Total Senior Secured Trade Finance Participations											38,805,090	27,338,133	10.0%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		0.0%	N/A		5,883,971	N/A	5,883,971	3,124,260	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13)	Electric Services	Claim in Bankruptcy	N/A		0.0%	N/A		1,277,194	100%	1,277,194	791,426	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		0.0%	N/A		4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		0.0%	N/A		6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction A (10)	Other	Profit sharing rights on cocoa distribution	N/A		0.0%	N/A		1,526,561	N/A	1,526,561	1,526,561	0.6%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		0.0%	12/15/2026		400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		0.0%	N/A		1,354,523	N/A	1,354,523	1,261,346	0.5%
Total other investments											21,876,620	11,755,080	4.4%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	3.94% PIK		0.0%	2/11/2027		373,291	4%	588,086	659,109	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (11)	Computer Related Services	IT Service Provider	12.0% PIK		0.0%	8/11/2026		28,694,120	23%	26,197,781	27,598,175	10.1%
Total convertible notes											26,785,867	28,257,284	10.3%

Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A		N/A	N/A	—	—	0.0%
Total Investments											$334,072,701	$260,014,676	95.2%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[5]	Watch List investment (i.e., an investment with any significant changes in the credit and collection risk).
[6]	Investment on non-accrual status.
[7]	The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 16.5% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on April 8, 2074. As a result of continued interest accrual, the value of Blue Arrow has declined such that the value of the warrant is zero as of September 30, 2025.
[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farms Limited and Alfa Systems and Commodity Company Limited were July 31, 2024 and October 16, 2024, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.
[12]	Investment is in default.
13	Investment is in bankruptcy.
14	Investment is in arbitration.
[15]	Investment is undergoing a restructuring.
[16]	The borrower is required to repay the loan upon request.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.
[18]	Another creditor filed a Penundaan Kewajiban Pembayaran Utang (“PKPU”) claim in Indonesia (which is comparable to a U.S. Chapter 11 bankruptcy filing). The Company has filed a claim in connection with that PKPU proceeding, but there is not certainty regarding the outcome of the Company’s claim.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2024

Investment Type /Country	Portfolio Company	Sector	Description	Interest	Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.86% Cash / 2.2% PIK / 3% Default	0.0%	6/18/2025	$2,829,356	10%	$2,829,356	$2,829,356	1.0%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%	0.0%	6/30/2023	22,219,566	100%	22,219,566	15,079,739	5.4%
Indonesia	PT Citra Labuantirta (15)	Chocolate and Cocoa Products	Cocoa Processor	PIK 12.5%	2.0%	12/31/2024	19,864,760	51%	19,864,760	19,864,760	7.1%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%	0.0%	6/30/2023	18,484,704	67%	18,484,704	6,531,441	2.3%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK	0.0%	12/31/2024	58,044,788	65%	58,044,788	58,044,788	20.6%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK	0.0%	8/18/2025	21,799,281	100%	21,799,281	19,329,238	6.9%
Total Senior Secured Term Loans	143,242,455	121,679,322	43.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (13)	Short-Term Business Credit	SME Financier	13.89%	0.0%	8/18/2023	5,601,000	47%	5,601,000	2,437,540	0.9%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK	0.0%	2/28/2025	7,898,395	42%	7,898,395	7,898,395	2.8%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK	0.0%	3/31/2025	12,122,163	88%	12,122,163	11,809,142	4.2%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.7% Cash / 4.0% PIK	0.0%	3/31/2023	15,092,408	30%	15,092,408	3,874,961	1.4%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK	0.0%	8/15/2021	18,717,631	100%	18,717,631	16,540,160	5.9%
Netherlands	Cevher International B.V. Netherlands (5), (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.0% Cash / 3.0% Default	0.0%	N/A	(16)	8,275,000	44%	11,399,439	10,397,895	3.7%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%	0.0%	10/31/2026	5,808,563	100%	5,808,563	5,298,417	1.9%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash	0.0%	N/A	(16)	6,836,622	41%	7,136,229	7,136,229	2.5%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK	0.0%	12/31/2024	730,724	49%	730,724	498,234	0.2%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK	0.0%	9/19/2025	14,188,395	57%	14,188,395	12,265,720	4.4%
Total Senior Secured Term Loan Participations	98,694,947	78,156,693	27.9%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (13)	Soybeans	Agriculture Distributor	N/A	0.0%	6/30/2018	12,500,000	N/A	12,500,000	5,723,296	2.0%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%	0.0%	7/29/2019	5,802,296	N/A	5,802,296	4,528,841	1.6%
Cameroon	Producam SA (5), (6), (14)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024	16,077,863	77%	16,077,863	14,519,154	5.2%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%	0.0%	10/25/2023	4,424,931	59%	4,424,931	2,893,848	1.0%
Total Senior Secured Trade Finance Participations	38,805,090	27,665,139	9.8%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A	N/A	N/A	5,924,697	N/A	5,924,697	3,164,987	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13)	Electric Services	Claim in Bankruptcy	N/A	N/A	N/A	1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A	N/A	N/A	4,935,048	N/A	4,935,048	1,792,698	0.6%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A	N/A	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (10)	Other	Profit sharing rights on cocoa distribution	N/A	N/A	N/A	1,606,182	N/A	1,606,182	1,606,182	0.6%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A	N/A	N/A	400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A	N/A	N/A	2,428,394	N/A	2,428,394	2,261,346	0.8%
Total other investments	23,249,806	13,054,395	4.6%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	4.49% PIK	0.0%	2/11/2027	361,990	4%	576,786	647,809	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services	IT Service Provider	12.0% PIK	0.0%	8/11/2026	26,362,131	23%	23,865,792	24,739,380	8.8%
Total convertible notes	24,442,578	25,387,189	9.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A	N/A	N/A	N/A	N/A	—	2,466,534	0.9%
Total Investments	$328,434,876	$268,409,272	95.5%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

September 30, 2025

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer units to existing unitholders pursuant to its distribution reinvestment plan ("DRP"). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024. For the period from April 1, 2017 to September 30, 2025, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP, for total gross proceeds of approximately $515,089,000 as of September 30, 2025.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of September 30, 2025, the Company’s Subsidiaries are as follows:

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

Through September 30, 2025, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

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

The results of operations for the  three and nine months ended September 30, 2025 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2025.

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

Payment-in-Kind Interest

The Company has investments that contain payment-in-kind ("PIK") interest provisions. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as interest income, if the valuation indicates that such interest is collectible. For the nine months ended September 30, 2025 and 2024, the Company earned PIK interest of $11,360,303 and $13,518,778, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2025, the estimated unpaid distribution fees for Class C units amounted to $347,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000. At December 31, 2024, the estimated unpaid distribution fees for Class C units amounted to $340,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of September 30, 2025, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2022.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2025, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of September 30, 2025, under GAAP, the Company has recorded a liability in the amount of $363,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of September 30, 2025, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.73. This estimated net asset value per unit as of  September 30, 2025 reflects a decrease of approximately $0.16 from the net asset value per unit of approximately $5.89 as of  December 31, 2024.

The decrease in net asset value per unit is primarily attributable to recent settlements of several investments, the majority of which were past-due after multiple extensions of the original maturity date. The Company had diligently worked with the borrowers and other stakeholders in an effort to reach an outcome that would be in the best interest of its unitholders. Although these settlements negatively impacted the net asset value, after consideration of potential alternative outcomes, the Company determined to proceed with these settlements because the Company believed that it was in the best interest of the unitholders.
The Company recorded $14,032,422 in unrealized depreciation and $73,871  in realized loss on its investments during the  nine months ended September 30, 2025 . The Company also recorded $1,651,915 in unrealized appreciation and $0 in net realized gain or loss on its investments during the nine months ended September 30, 2024.

Concentration Risk

As of  September 30, 2025 and  December 31, 2024, interest receivable reported on the Consolidated Statement of Assets and Liabilities totaled $22,631,871 and $16,678,722, respectively. Of these amounts, 87.5% and 76.4% were attributable to the Company’s five largest investments as of  September 30, 2025 and  December 31, 2024, respectively.

For the three months ended  September 30, 2025 and 2024, total interest income, which includes both cash and PIK interest, was $2,581,427 and $6,459,942, respectively. During the three months ended September 30, 2025 and 2024, the Company recorded negative investment income for four and three investments as a result of the period end assessment of the net realizable value of interest receivable associated with each investment. Excluding those investments for which negative investment income was recorded during the period, the Company recorded approximately $5.5 million and $5.1 million of investment income with respect to five investments for the three months ended September 30, 2025 and 2024, respectively, of which one investment accounted for approximately $3.4 million and $2.8 million of investment income for each respective period.

For the nine months ended September 30, 2025 and 2024, total interest income, which includes both cash and PIK interest, was $16,262,370 and $18,440,622, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded negative investment income for one and three investments as a result of the period end assessment of the net realizable value of interest receivable associated with each investment. Excluding those investments for which negative investment income was recorded during the period, the Company recorded approximately $15.7 million and $14.8 million of investment income with respect to five investments for the nine months ended September 30, 2025 and 2024, respectively, of which one investment accounted for approximately $9.7 million and $8.0 million of investment income for each respective period.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2025 and 2024.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised through the end of the Offering, the organization and offering costs did not exceed the O&O Reimbursement Limit, and reimbursement to the Sponsor of the initial offering and organization costs were recorded in periods prior to 2021. The Company continues to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company. There were no offering costs incurred by the Sponsor during the nine months ended September 30, 2025 and 2024.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. The International Investment Group L.L.C. (“IIG”) was the sub-advisor with respect to 5 of the 22 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. In these instances, the Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. The U.S. government has recently imposed, and may further increase, tariffs on certain countries and commodities. In response, some non-U.S. countries have imposed or may impose retaliatory tariffs. These actions and the resulting uncertainty surrounding U.S. trade policies may adversely affect global economic conditions and the stability of financial markets. Although we are continuing to monitor the economic effects of such actions, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

In addition, as of  September 30, 2025 and December 31, 2024, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At September 30, 2025, the Company’s largest loan by value was $67,300,794 or 25.9% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 56.3% of the Company’s investment portfolio at September 30, 2025. Participations in loans amounted to 37.4% of the fair value of the Company’s total portfolio at September 30, 2025.

Note 3. Investments

As of September 30, 2025, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$150,770,791	$122,738,010	47.2%
Senior secured term loan participations	95,834,333	69,926,169	26.9%
Senior secured trade finance participations	38,805,090	27,338,133	10.5%
Convertible notes	26,785,867	28,257,284	10.9%
Other investments	21,876,620	11,755,080	4.5%
Equity warrants	—	—	0.0%
Total investments	$334,072,701	260,014,676	100.0%

As of December 31, 2024, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$143,242,455	$121,679,322	45.3%
Senior secured term loan participations	98,694,947	78,156,693	29.1%
Senior secured trade finance participations	38,805,090	27,665,139	10.3%
Convertible notes	24,442,578	25,387,189	9.5%
Other investments	23,249,806	13,054,395	4.9%
Equity warrants	—	2,466,534	0.9%
Total investments	$328,434,876	$268,409,272	100.0%

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

As of  September 30, 2025 and  December 31, 2024, Participations with sub-advisors represented the following as a percentage of Net Assets:

	As of September 30, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Total	Value	of Total
CEECAT Capital Limited & CCL Investments SARL	$7,857,276	2.9%	$10,397,895	3.7%
Origin Capital Limited	16,136,271	5.9%	15,593,310	5.5%
Scipion Capital, Ltd.	1,777,308	0.7%	16,956,694	6.0%
TRG Management LP	33,778,236	12.4%	33,285,584	11.8%
Total	$59,549,091	21.9%	$76,233,483	27.1%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company's trade finance investments have up to a year or more of accrued interest receivable as of  September 30, 2025. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis based on the terms of the agreements. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at September 30, 2025 and December 31, 2024 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of September 30, 2025 and December 31, 2024, was as follows:

	As of September 30, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	5,520,952	2.1%	7,898,395	2.9%
Chemicals and Allied Products	6,086,148	2.3%	6,531,441	2.4%
Chocolate and Cocoa Products	26,936,381	10.4%	34,383,914	12.8%
Coal and Other Minerals and Ores	33,881,097	13.0%	34,408,977	12.8%
Computer Related Services	28,257,284	10.9%	25,387,189	9.5%
Corn	13,616,136	5.2%	12,763,954	4.8%
Corrugated and Solid Fiber Boxes	2,520,135	1.0%	2,829,356	1.1%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,383,964	1.7%	4,528,841	1.7%
Electric Services	791,426	0.3%	970,393	0.4%
Freight Transportation Arrangement	3,576,390	1.4%	3,874,961	1.4%
Frozen Fish and Seafood	2,488,277	1.0%	2,893,848	1.1%
Hotels and Motels	10,257,566	3.9%	11,809,142	4.4%
Land Subdividers and Developers	17,541,297	6.7%	16,540,160	6.2%
Motor Vehicle Parts and Accessories	7,857,276	3.0%	10,397,895	3.9%
Refuse Systems	67,300,794	25.9%	60,511,322	22.5%
Retail Bakeries	6,982,214	2.7%	7,136,229	2.7%
Short-Term Business Credit	1,777,308	0.7%	2,437,540	0.9%
Soybeans	6,479,347	2.5%	5,723,296	2.1%
Towing and Tugboat Service	2,797,030	1.1%	5,298,417	2.0%
Other	6,215,182	2.4%	7,335,530	2.6%
Total	$260,014,676	100.0%	$268,409,272	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$15,611,783	6.0%	$15,000,609	5.6%
Botswana	1,777,308	0.7%	2,437,540	0.9%
Brazil	34,081,251	13.2%	33,588,599	12.5%
Cabo Verde	10,257,566	3.9%	11,809,142	4.4%
Cameroon	13,986,545	5.4%	14,519,154	5.4%
Chile	791,426	0.3%	970,393	0.4%
Ecuador	5,008,412	1.9%	5,723,204	2.1%
Hong Kong	14,551,857	5.6%	15,079,739	5.6%
Indonesia	12,949,836	5.0%	19,864,760	7.4%
Kenya	3,576,390	1.4%	3,874,961	1.4%
Malaysia	6,086,148	2.3%	6,531,441	2.4%
Mexico	67,300,794	25.9%	60,511,322	22.5%
Namibia	17,541,297	6.7%	16,540,160	6.2%
Netherlands	7,857,276	3.0%	10,397,895	3.9%
Nigeria	4,323,591	1.7%	6,904,599	2.6%
Peru	1,261,346	0.5%	2,261,346	0.8%
Romania	6,982,214	2.7%	7,136,229	2.7%
Singapore	19,329,240	7.4%	19,329,238	7.2%
Uganda	13,616,136	5.2%	12,763,954	4.8%
N/A	3,124,260	1.2%	3,164,987	1.2%
Total	$260,014,676	100.0%	$268,409,272	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820, Fair Value Measurement ("ASC 820") as of September 30, 2025:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$122,738,010	$—	$—	$122,738,010
Senior secured term loan participations	69,926,169	—	—	69,926,169
Senior secured trade finance participations	27,338,133	—	—	27,338,133
Convertible notes	28,257,284	—	—	28,257,284
Other investments	11,755,080	—	—	11,755,080
Equity warrants	—	—	—	—
Total	$260,014,676	$—	$—	$260,014,676

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2024:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$121,679,322	$—	$—	$121,679,322
Senior secured term loan participations	78,156,693	—	—	78,156,693
Senior secured trade finance participations	27,665,139	—	—	27,665,139
Convertible notes	25,387,189	—	—	25,387,189
Other investments	13,054,395	—	—	13,054,395
Equity warrants	2,466,534	—	—	2,466,534
Total	$268,409,272	$—	$—	$268,409,272

  The fair value of the repurchase obligation as of  September 30, 2025, is $2,876,926, which equals the principal amount outstanding.

The following is a reconciliation of activity for the nine months ended September 30, 2025, of investments classified as Level 3:

	Fair Value at December 31, 2024	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications		Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2025
Senior secured term loans	$121,679,322	$—	$—	$(3,904,117	)(1)	$11,432,454	$(6,469,649)	$—	$122,738,010
Senior secured term loan participations	78,156,693	—	(4,620,356)	—		1,759,743	(5,369,911)	—	69,926,169
Senior secured trade finance participations	27,665,139	—	—	—		—	(327,006)	—	27,338,133
Convertible notes	25,387,189	—	—	—		2,343,288	526,807	—	28,257,284
Other investments	13,054,395	—	(1,299,315)	—		—	73,871	(73,871)	11,755,080
Equity warrants	2,466,534	—	—	—		—	(2,466,534)	—	—
Total	$268,409,272	$—	$(5,919,671)	$(3,904,117)		$15,535,485	$(14,032,422)	$(73,871)	$260,014,676

(1) The total amount pertains to the repurchase obligation (see Note 5. Contingencies and Related Parties for additional information) and the reversion to the original contractual terms of the debt agreement for a specific investment following a failure to reach an agreement on the investment's restructuring.

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

Net change in unrealized depreciation for the nine months ended September 30, 2025 and net change in unrealized appreciation for the year ended  December 31, 2024 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were approximately $14,032,000 and $544,000, respectively.

As of September 30, 2025, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2025:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (1)	$6,872,241	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.24x - 1.56x, 11.75% - 17.67% (15.53%), 1.0 - 3.3 years
Senior secured trade finance participations (2)	$20,465,892	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 19.50% (18.08%), 4.3 - 13.8 years
Senior secured term loans (2)	$36,401,232	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 20.50% (19.89%), 0.5 - 10.3 years
Senior secured term loans (3)	$86,336,778	A hybrid of the collateral based or conversion approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Conversion rate, Discount rate, Estimated duration period (5)	0.76x - 1.18x, 90.0%, 17.0% - 25.0% (20.29%), 2.0 - 4.3 years
Senior secured term loan participations (1)	$21,117,687	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.38x - 2.80x, 13.50% - 19.0% (18.07%), 1.0 - 3.5 years
Senior secured term loan participations (2)	$47,031,174	Income approach (DCF)	Discount rate, Estimated duration period (5)	8.0% - 22.0% (14.61%), 0.3 - 5.0 years
Senior secured term loan participations (3)	$1,777,308	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.38x, 22.25%, 3.0 - 3.2 years
Other investments (1)	$9,925,504	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.29x, 5.38% - 24.50% (18.65%), 0.5 - 4.0 years
Other investments (2)	$1,829,576	Income approach (DCF)	Discount rate, Estimated duration period (5)	9.50% - 13.25% (10.12%), 0.5 - 1.2 years
Convertible notes (2)	$28,257,284	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$—	Option Pricing Method	Risk free rate, volatility, time to liquidity	3.7%, 90.6%, 5 years

(1)	The Company used a collateral based approach for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Itelecom, Algodonera, and Frigorifico.
(2)

The Company used the income approach for the following Watch List investments: Grupo Surpapel, Limas, Triton, Dock Brasil, Cevher, Maritime One, Lidas, Agilis Partners, Agilis Partners Holding, CAGSA, and Producam.

(3)

The Company used a hybrid of the collateral or the conversion approach and the income approach for the following Watch List investments: PT Citra, Vikudha, and Ecsponent using additional unobservable inputs including recovery rates ranging from 15% to 30%, after considering potential and ongoing litigation and expected collection period ranging from 2 to 4 years.

(4)	The inputs were weighted based on the fair value of the investments included in the range.
(5)	Represents estimated period from September 30, 2025 to receipt date of final payment for investments under the income approach or estimated period from September 30, 2025 to collection date of proceeds from liquidation of collateral for investments under the liquidation approach.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2025 and 2024. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

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

Related Party Transactions

For the nine months ended September 30, 2025 and 2024, the Advisor earned $4,228,500 and $4,149,500, respectively, in asset management fees and $0 and $0, respectively, in incentive fees.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of  September 30, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of  September 30, 2025 and December 31, 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $451,455 and $240,100, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

Note 6. Unit Capital

As of September 30, 2025, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2025, the Company recorded a liability in the aggregate amount of $363,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of September 30, 2025 is calculated based on a net asset value per Class C, Class I and Class W units of $5.960 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2025:

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

During the nine months ended September 30, 2025, no units were issued under the DRP.

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

During the nine months ended September 30, 2025, no repurchase requests were fulfilled. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement was terminated on November 29, 2024.

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

Note 7. Distributions

During the nine months ended September 30, 2025, no distributions were made.

The following table summarizes the distributions for the nine months ended September 30, 2024:

		Daily Rate	Cash	Distributions	Total
Date Paid	Date Authorized	Per Unit	Distributions	Reinvested	Declared
February 21, 2024	February 15, 2024	$0.04376771	$2,091,411	$—	$2,091,411
March 27, 2024	March 26, 2024	$0.04376771	2,089,867	—	2,089,867
Total for 2024			$4,181,278	$—	$4,181,278

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Per unit data (1):
Net asset value at beginning of period	$5.89	$5.71
Net investment income	0.13	0.18
Net change in unrealized (depreciation) appreciation on investments	(0.29)	0.03
Net realized losses on investments	(0.00)	—
Net (decrease) increase in net assets resulting from operations	(0.16)	0.21
Distributions	—	(0.09)
Net change in accrued distribution and other fees	(0.00)	(0.00)
Net (decrease) increase in net assets	(0.16)	0.12
Net asset value at end of period (2)	$5.73	$5.83
Total return based on net asset value (4)	-2.77%	3.68%
Net assets at end of period	$273,358,853	$278,755,447
Units Outstanding at end of period	47,777,985	47,777,985
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	3.02%	4.09%
Ratio of total expenses to average net assets	4.77%	5.17%

1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2025 and 2024, which were 47,777,985 and 47,777,985, respectively.
2

For financial statement reporting purposes under GAAP, as of September 30, 2025 and 2024, the Company recorded a liability in the amount of $363,000 and $352,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3

The Company’s net investment income and expense ratios have been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

4	Total return does not assume the reinvestment of distributions paid and is not annualized.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through  November 14, 2025, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2025.

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

For the nine months ended September 30, 2025, we did not issue any units through the DRP. As of September 30, 2025, $21,439,000 in units remained available for sale pursuant to the DRP, which was temporarily suspended effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. In addition, the Company's unit repurchase program was suspended effective April 1, 2023. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. Due to the terms and limitations of the unit repurchase program, no units have been repurchased since the program was reopened in September 2024.

From our inception through September 30, 2025, we issued an aggregate of 56,404,318 of our units, including 8,179,306 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000. We have not issued any units since the first quarter of 2023.

Outlook

Over the last three years, the global economy weathered tighter monetary policy triggered by high inflation better than most economists originally forecasted, particularly the United States. However, growth expectations were modestly revised downward during the three months ended September 30, 2025. Many of the Company’s borrowers experienced significant negative effects during the 2020 - 2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies continue to struggle to recover from the compound impact of approximately three years of economic hardship stemming from the COVID-19 pandemic from 2020 to 2022, while current macroeconomic conditions are not strong enough for borrower companies to achieve a rapid and significant recovery in operating performance. The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain non-U.S. countries, and others in the future, may impose retaliatory tariffs. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets. As of September 30, 2025, no material direct effects on the Company's borrowers have been observed, as many announced tariffs remained suspended through the end of the third quarter of 2025. The Company’s NAV per unit decreased by approximately $0.16 as of September 30, 2025, compared to the NAV per unit as of December 31, 2024. The decrease in net asset value per unit resulted from a combination of global economic uncertainty due to potential U.S. tariffs and retaliatory trade measures, along with the Company’s strategic liquidation of certain investments to mitigate prevailing liquidity challenges. While inflation trends eased in many developed economies, the persistence of core inflation and uncertainty around monetary policy timing contributed to a fragmented global outlook. In developing economies, macroeconomic conditions varied widely, with some regions benefitting from earlier monetary easing and others still constrained by weak external demand.

As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, with the exception of special distributions paid to unitholders in February 2024 and March 2024, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. In addition, the Company’s unit repurchase program, which was suspended effective April 1, 2023, has been reinstated, but only with respect to repurchase requests made in connection with the death or disability of a unitholder. Our NAV per unit as of September 30, 2025 is higher than it would have been if the Company had continued to pay regular monthly distributions during the nine months ended September 30, 2025.

The Company intends to continue pursuing multiple strategies in order to address its liquidity needs, which may include the sale of all or a portion of certain investments, seeking to obtain new credit facilities and the pursuit of additional financing transactions as needed to supplement cash flows. For example, during the nine months ended September 30, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C. to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company's Advisor, for a sale price of $1.0 million.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2025, some of our investments were in the form of participations, and we expect that some of our future investments will continue to be in the form of participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for certain participations is the respective sub-advisor or its affiliate that originates the loan in which we are participating. In such case, we will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

Floating Interest Rates

As of September 30, 2025, 3.0% of the fair value of the Company’s total investments bore interest at floating rates based on the Secured Overnight Financing Rate (“SOFR”), serving as an alternative rate designated by the Company following the discontinuation of LIBOR, which was phased out completely in June 2023. In July 2023, the Company's legacy loans transitioned from LIBOR to Synthetic LIBOR, which was in effect until September 30, 2024. The Company's legacy loans have transitioned to SOFR following the complete phase-out of LIBOR as of September 30, 2024.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2025, the Company did not make any investments. Additionally, the Company received proceeds from repayments and dispositions of investment principal of approximately $5.9 million.

At September 30, 2025 and December 31, 2024, the Company’s investment portfolio included 28 companies, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2025		As of December 31, 2024
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$122,738,010	47.2%	$121,679,322	45.3%
Senior secured term loan participations	69,926,169	26.9%	78,156,693	29.1%
Senior secured trade finance participations	27,338,133	10.5%	27,665,139	10.3%
Convertible notes	28,257,284	10.9%	25,387,189	9.5%
Other investments	11,755,080	4.5%	13,054,395	4.9%
Equity warrants	—	0.0%	2,466,534	0.9%
Total investments	$260,014,676	100.0%	$268,409,272	100.0%

As of September 30, 2025, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans and convertible notes were 8.0%, 13.5%, 16.0% and 11.8%, respectively, for a weighted average yield on investments of approximately 13.0% on our total portfolio.

As of December 31, 2024, the weighted average yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 7.6%, 13.3%, 15.6%, and 11.8%, respectively, for a weighted average yield on investments of approximately 12.6% on our total portfolio.

As of September 30, 2025, we had the following investments, listed by description of the underlying borrower (if applicable):

Description		Sector	Industry Classification	Country	Interest		Maturity (1)		Principal Amount	Fair Value
Sustainable Packaging Manufacturer	(6)	Corrugated and Solid Fiber Boxes	Recycling	Ecuador	11.82% Cash / 2.2% PIK / 3% Default		6/18/2025	(2)	$5,966,448	$2,520,135
Resource Trader	(6)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%		6/30/2023	(2)	22,219,565	14,551,857
Cocoa Processor	(11)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	8.0% Cash / 5.0% Redemption		12/31/2024	(2)	15,000,000	12,949,836
Wholesale Distributor	(6)	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%		6/30/2023	(2)	18,484,703	6,086,148
Waste to Fuels Processor		Refuse Systems	Recycling	Mexico	20.0% PIK		4/30/2025		67,300,794	67,300,794
Non-Ferrous Metal Trader		Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK		8/18/2025	(2)	21,799,281	19,329,240
SME Financier	(7)	Short-Term Business Credit	Inclusive Finance	Botswana	13.32%		8/18/2023	(2)	5,601,000	1,777,308
Ship Maintenance & Repair Service Provider		Boatbuilding and Repairing	Infrastructure Development	Brazil	14% Cash / 3% PIK		6/28/2025	(2)	8,079,450	5,520,952
Hospitality Service Provider		Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK		12/31/2027		10,570,587	10,257,566
Freight and Cargo Transporter	(6)	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.35% Cash / 4.0% PIK		3/31/2023	(2)	15,092,408	3,576,390
Property Developer	(6)	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK		8/15/2021	(2)	18,717,631	17,541,297
Wheel Manufacturer		Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	8.0% Cash / 3.0% Default		N/A	(2), (9)	8,275,000	7,857,276
Marine Logistics Provider		Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%		10/31/2026	(2)	3,047,176	2,797,030
Frozen Bakery Products Manufacturer	(6)	Retail Bakeries	Responsible Consumer Goods Production	Romania	18.5% Cash		N/A	(2), (9)	6,836,622	6,982,214
Grain Processor G	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK		12/31/2024	(2)	828,540	596,051
Grain Processor F	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.0% PIK		9/19/2025	(2)	15,361,873	13,020,085
Agriculture Distributor	(7)	Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	N/A		6/30/2018	(2)	12,500,000	6,479,347
Dairy Co-Operative	(6)	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%		7/29/2019	(2)	5,802,296	4,383,964
Cocoa & Coffee Exporter	(8)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	(10)	12/31/2024	(2)	16,077,863	13,986,545
Seafood Processing Company II	(6)	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%		10/25/2023	(2)	4,424,931	2,488,277
Claim in Bankruptcy	(7)	Other	Other	N/A	N/A		N/A	(2)	5,883,971	3,124,260
Claim in Bankruptcy	(7)	Electric Services	Technological Innovation	Chile	N/A		N/A	(2)	1,277,194	791,426
Claim in Bankruptcy	(7)	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	4,935,048	1,792,698
Claim in Bankruptcy	(7)	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	6,499,323	2,955,774
Profit sharing rights on cocoa distribution		Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A		N/A		1,526,561	1,526,561
Installment under Judicial Recovery		Other	Other	Brazil	N/A		12/15/2026		400,000	303,015
Real estate property		Other	Other	Peru	N/A		N/A		1,354,523	1,261,346
IT Service Provider		Computer Related Services	Access to Technology	Brazil	3.94% PIK		2/11/2027		373,291	659,109
IT Service Provider		Computer Related Services	Access to Technology	Brazil	12.0% PIK		8/11/2026		28,694,120	27,598,175
Total Investments										$260,014,676

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment consists of a senior secured term loan and equity warrants in the borrower.
[4]	The Company is negotiating with the borrower to amend the loan term to extend the maturity date.
[5]	Investment is undergoing a restructuring.
6	Investment is in default.
7	Investment is in bankruptcy.
8	Investment is in arbitration.
9	The borrower is required to pay the loan upon request.
10	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.
[11]	Investment has been claimed in a bankruptcy proceeding.

As of September 30, 2025, the composition of our investments at fair value based on the Company created industry classification was as follows:

	As of September 30, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry Classification	Value	of Total	Value	of Total
Access to Technology	28,257,284	10.9%	$25,387,189	9.5%
Inclusive Finance	1,777,308	0.7%	2,437,540	0.9%
Infrastructure Development	33,319,815	12.8%	36,247,697	13.5%
Recycling	69,820,929	26.9%	63,340,678	23.6%
Responsible Consumer Goods Production	14,839,490	5.7%	17,534,124	6.5%
Responsible Industrial Goods Distribution	6,086,148	2.3%	6,531,441	2.4%
Responsible Logistics Management	6,373,420	2.5%	9,173,378	3.4%
Responsible Natural Resources Distribution	33,881,097	13.0%	34,408,977	12.8%
Sustainable Agriculture & Agroprocessing	53,306,897	20.4%	59,225,818	22.1%
Sustainable Aquaculture & Processing	2,488,277	1.0%	2,893,848	1.1%
Sustainable Dairy Production	4,383,964	1.7%	4,528,841	1.7%
Technological Innovation	791,426	0.3%	970,393	0.4%
Other	4,688,621	1.8%	5,729,348	2.1%
Total	$260,014,676	100.0%	$268,409,272	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the fair value of all investments and cash on the date of investment. As of September 30, 2025, the Company has made investments in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At September 30, 2025, 16 portfolio companies were on non-accrual status with an aggregate fair value of approximately $109,241,942 or 42.0% of the fair value of the Company’s total investments. At December 31, 2024, 14 portfolio companies were on non-accrual status with an aggregate fair value of approximately $100,342,070 or 37.4% of the fair value of the Company’s total investments. As of September 30, 2025 and December 31, 2024, the Company had 22 and 19 Watch List investments, respectively, representing 58.1% and 57.2%, respectively, of the fair value of the Company's total investments.

As of September 30, 2025, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Nine Months Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Trustco Group Holdings Ltd. (3)	$18,717,631	$17,541,297	$—	N/A	Collateral based approach	$674,943	$648,250	$1,983,055	$1,911,466
Maritime One Limited	3,047,176	2,797,030	35,170	N/A	Income approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	12,500,000	6,479,347	—	N/A	Income approach	—	—	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,802,296	4,383,964	1,215,446	N/A	Collateral based approach	—	158,216	311,272	471,208
IIG TOF B.V. (2), (3)	5,883,971	3,124,260	—	N/A	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd.(3)	21,799,281	19,329,240	1,513,671	N/A	Income approach	817,688	678,423	2,211,976	1,979,375
Ecsponent Holdings Limited (1), (3)	5,601,000	1,777,308	—	Scipion	Hybrid income/collateral based approach	195,060	207,058	586,363	630,846
Producam S.A. (3)	16,077,863	13,986,545	—	N/A	Income approach	489,830	446,000	1,420,430	1,297,911
Multiple ICD (Kenya) Limited (3)	15,092,408	3,576,390	—	N/A	Collateral based approach	704,798	704,600	2,039,166	2,084,980
Agilis Partners Holding LLC (1)	828,540	596,051	—	Origin	Income approach	—	—	—	—
Agilis Partners	15,361,873	13,020,085	1,787,833	Origin	Income approach	—	—	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,277,194	791,426	—	N/A	Collateral based approach	—	—	—	—
Limas Commodities House Limited (3)	22,219,565	14,551,857	—	N/A	Income approach	895,807	798,548	2,584,627	2,311,978
Vikudha Malaysia Sdn Bhd (3)	18,484,703	6,086,148	—	N/A	Hybrid income/collateral based approach	687,891	641,161	2,006,338	1,876,656
Cevher International B.V. Netherlands (3)	8,275,000	7,857,276	4,064,922	CCL	Income approach	556,073	—	1,664,437	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (3)	4,424,931	2,488,277	—	N/A	Collateral based approach	132,871	132,871	394,280	395,725
Lidas SRL	6,836,622	6,982,214	2,159,477	N/A	Income approach	—	—	—	—
PT Citra Labuantirta	15,000,000	12,949,836	8,368,416	N/A	Hybrid income/collateral based approach	—	—	—	—
Dock Brasil Engenharia E Servicos S.A.	8,079,450	5,520,952	—	TRG	Income approach	—	—	—	—
Grupo Surpapel (3)	5,966,448	2,520,135	—	Origin	Income approach	273,872	—	273,872	—
Total Watchlist	$222,710,323	$151,108,110	$19,144,935			$5,428,833	$4,415,127	$15,475,816	$12,960,145

[1]

Investments with a fair value equal to or less than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2025. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2025 are presented below.

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

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including 5 of the 22 Watch List investments as of September 30, 2025. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of September 30, 2025 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Since then, there have been several iterations of the settlement terms, with each set of terms representing slightly better terms for the lenders. The final restructuring proposal was submitted on December 31, 2024. On July 31, 2025, the court approved the restructuring plan. The Company received the first payment of the settlement proceeds as expected in early October 2025. Given the accelerated timing of the expected payments, an increase in fair value of approximately $997,000 was recognized during the three months ended September 30, 2025.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account. As of September 30, 2025, the creditors are now working with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Sancor Cooperativas Unidas Limitada

In April 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company did not receive any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. During the year ended December 31, 2021, Sancor was engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower. The Company is cooperating with the lenders group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt. In July 2024, a joint liquidation agreement for the warrants was executed between Sancor and the creditor group, providing for the immediate liquidation of 70% of the warrants, the proceeds of which were to be transferred to the creditors, with the remaining warrants to be liquidated, deposited into an escrow account, and paid in four equal installments starting in September 2024. In August 2024, a deposit of approximately $500,000 was transferred to an Argentinean escrow agent to be held for 9 to 12 months on behalf of all creditors, with a currency hedge in place. While a partial payment of $150,000 was paid in September 2024, Sancor has not fulfilled its installment obligations as agreed per the joint liquidation agreement. In the aggregate, Sancor has paid only approximately $650,000 of the $2.2 million owed through 2024 to the escrow account in Argentina. As a result, counsel arranged for the auction of the warrants to be recommenced. However, in December 2024, Sancor requested to pause the auction process in exchange for an immediate payment of $80,000. In the interest of providing Sancor with further time to repay the debt, counsel to the lenders group agreed. Sancor deposited $40,000 into the escrow account in December 2024 and advised that a second payment of $40,000 would be forthcoming in 2-3 weeks. Payment was never received, so counsel to the lenders group once again began the process of auctioning the warrants. While the auction was expected to begin in the first half of 2025, in early February 2025, Sancor filed for concurso preventivo protection (equivalent to a U.S. Chapter 11 bankruptcy filing) in Argentina. In September 2025, the Argentine court granted an extension for the concurso deadlines, extending the exclusivity period to February 9, 2026. In June 2025, the Company, as part of the lenders group, filed claims in the concurso proceeding, and in August and September, Sancor filed objections to the claims. Counsel intends to meet in person with the judge and bankruptcy trustee in the immediate future. Due to the ongoing uncertainty as to the Company's ability to recover amounts due to it by Sancor, a decrease in fair value of approximately $144,000 was recognized during the three months ended September 30, 2025.

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

As noted above, IIG TOF B.V. was declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the risk created by the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. On July 25, 2024, the Company received $75,000 from the U.S. Attorney’s Office as part of a restitution settlement with David Hu and was notified that a restitution settlement with Martin Silver is still in process. On August 29, 2025, the Company received $40,726 from the U.S. Attorney’s Office as further recovery from the restitution settlement with David Hu. As of September 30, 2025, the creditors are now working with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company, and the restructuring process was finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value of the investment decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no accrued interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. As of September 30, 2025, recovery is expected to come primarily from the legal claim filed in the UK courts against the collateral manager and its insurer. Due to ongoing delays, a decrease in fair value of approximately $532,000 was recognized during the three months ended September 30, 2025.

Ecsponent Holdings, Ltd.

In December 2017, the Company made a $4.74 million investment in Ecsponent Holdings, Ltd. (“Ecsponent”) to finance SMEs and provide fee-based services to entrepreneurs based in Botswana through the borrower’s Business Credit Unit.  Subsequently, during the third quarter of 2020, Ecsponent announced that its board of directors had launched a forensic investigation into the use of proceeds for various financial transactions executed by its former management, including the Company’s investment. The combination of misapplied financing transactions and significant poor performance by other business units of the group caused Ecsponent to seek deferment of its interest payments while it sought additional fund raising due to financial and liquidity challenges, which the Company granted in the fourth quarter of 2020. However, the COVID-19 pandemic and the resulting economic environment delayed several of the borrower’s plans and initiatives.

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies Ecsponent is a part of and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent. The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Botswana to reach an agreement, which the Company expects to progress in future quarters. During a conversation with Ecsponent’s CEO during the three months ended June 30, 2025, the Company learned that Ecsponent will pursue a liquidation, in which case, the Company will make a creditor’s claim. As a result of the ongoing uncertainty regarding a portion of the payment expected to be covered through an insurance claim, a decrease in fair value of approximately $295,000 was recognized during the three months ended September 30, 2025.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower. Origin, the borrower and the Company were in the late stages of finalizing a restructuring of the loans when a prospective investor owning two other farms in Uganda indicated an interest in merging his farms with Agilis. The restructuring plan now includes the merger of the farms and investor participation. It is expected that the final restructuring will close by the end of 2025, but there can be no assurance that it will close in that timeframe or at all. Similarly, there can be no assurance as to when the Company's investment in the facility will be repaid. Due to ongoing delays, a decrease in fair value of approximately $141,000 was recognized during the three months ended September 30, 2025.

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

In the third quarter of 2024, Surpapel encountered significant challenges due to an ongoing energy crisis in Ecuador, driven by the country’s dependence on hydroelectric power amid severe drought conditions. As of late October 2024, government-mandated power outages of up to 14 hours per day had severely impacted the Surpapel's production capabilities and increased operational costs. Surpapel imported generators in order to service the company’s major relationship with Dole and had to delay production for lower margin customers, resulting in a short-term liquidity crunch. As a result, Surpapel asked for a six month deferral of two principal repayments due in December 2025 and June 2025. They also notified the lenders group that they have been soliciting bids for a potential sale of all or parts of the business. During the fourth quarter of 2024, the Company, along with the lenders group, began working with Surpapel on a proposed debt rescheduling plan. In April 2025, Surpapel management was removed by its shareholders, and the lenders group hired a Chief Restructuring Officer ("CRO") to help manage the business and potentially advance the sale of the business. Prior to receiving the binding offer from the potential buyer, the lenders group met regularly with the CRO to evaluate potential solutions for repayment of the loan.

At the request of the Company’s syndicate, Surpapel engaged FTI Consulting to serve as financial advisor to support a potential sale process. During the three months ended September 30, 2025, Surpapel continued to experience liquidity constraints that limited its ability to operate at scale. As the lender group was not positioned to provide additional rescue financing, a sale of the senior secured debt was explored as an alternative path to recovery. An Ecuadorian packaging company emerged as the lead buyer and provided Surpapel with limited short-term working capital while it conducted its due diligence. The potential offer is to acquire the syndicated debt at a substantial discount. It is expected that the syndicate will accept the offer in support of liquidity objectives and certainty of proceeds at closing. The settlement was incorporated into the fair value for the three months ended September 30, 2025, resulting in a decrease in fair value of approximately $3.9 million.

Investments through CEECAT Capital Limited & CCL Investments SARL (“CCL”) as the Sub-Advisor

Cevher International B.V. Netherlands

In February 2019, the Company purchased a $8,275,000 Participation in a term loan facility with Cevher International B.V. Netherlands (“Cevher”), a Netherlands domiciled company which wholly owns Cevher Jant Sanayii A.S., a manufacturer of aluminum alloy wheels in Turkiye. In the beginning of 2024, Cevher encountered liquidity and operational challenges due to soaring inflation in Turkiye, which reached 68.5% in March 2024. This sharp rise in inflation led the aluminum workers' union, which includes Cevher factory employees, to impose substantial wage increases. A binding letter of intent was signed on June 29, 2025 for a strategic investor to acquire 49.9% of Cevher. In late September 2025, the Company was informed that Cevher’s strategic investor declined to proceed with a long-term restructuring plan and instead offered a short-term cash settlement at a discount. A term sheet was executed on September 30, 2025. The settlement was reflected in the fair value of the loan for the three months ended September 30, 2025, resulting in a fair value decrease of approximately $2.1 million.

Investments through TRG Management LP ("TRG") as the Sub-Advisor

Dock Brasil Engenharia E Serviços S.a.

In December 2018, the Company funded $5,500,000 as part of a $13,000,000 senior secured term loan facility to Dock Brasil Engenharia e Serviços S.A. (“Dock Brasil”). Dock Brasil is a privately held Brazilian company providing maintenance and repair services for offshore oil and gas vessels through its floating dock and shipyard facilities. The proceeds of the facility were used to finance shipyard construction and prepay existing debt. The loan is secured by a first-priority pledge over 100% of Dock Brasil’s shares, mortgages on its floating dock and shipyard assets, and assignments of rights related to Dock Brasil's federally leased waterfront property.

Following strong performance in 2023, primarily driven by a joint venture contract with a third-party shipyard, results deteriorated in 2024 as a result of the reduced revenues from the joint-venture contract, the impact of major flooding in the area and shipyard availability. Given the disruption to its joint venture revenue, Dock Brasil entered a series of repayment deferrals and capitalization agreements throughout 2024, supported by the Company and TRG.

In early 2025, Dock Brasil’s shareholders initiated a sale process led by BroadSpan Capital ("BroadSpan"). Although multiple bids were received, only two of the bids were considered by BroadSpan to be reasonable. After an initial bid  from a leading publicly listed Brazilian offshore maritime services company, Dock Brasil countered and sought superior offers from the second bidder. Late in the third quarter of 2025, the Company learned that the second bidder withdrew from contention as a potential purchaser. The Company consented to the sale to the Brazilian offshore maritime services company to facilitate an orderly exit. In November 2025, the Company and Dock Brasil’s shareholders agreed to a settlement allocating $73 million Brazilian reais (approximately US$13.8 million based on the exchange rate on November 11, 2025) of the sale proceeds to the Company. As a result of this settlement, a decrease in fair value of approximately $4.3 million was recognized during the three months ended September 30, 2025.

Other Investments

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios actively worked with the borrower to restructure the facility, but as this proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand was also made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios as described below. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022, and the Company's next step is to seek enforcement of the UK judgment in Namibia. On July 31, 2024, the local court ordered Trustco to pay Helios a total amount of 636,410.18 in Namibian dollars (approximately US$35,870) as payment for Helios to defend Trustco's legal action, which was ultimately dismissed. This will be applied toward incurred costs and future retainer for the advocate for work going forward. The Trustco enforcement proceeding hearing was held on March 18 and 19, 2025. Following the hearing, the judge indicated that a judgement was expected to be handed down by the end of July 2025. Subsequently, the judge postponed her judgement until September 19, 2025, to follow the Elisenheim hearing. On September 24, 2025, the judge granted Helios’ application to have the UK judgement recognized and enforced in Namibia. While counsel expects an appeal from Trustco, counsel is currently preparing a writ to execute a judgement to freeze certain Trustco assets.

A trial was held for the Elisenheim property case in Namibia from June 24, 2024 to July 5, 2024. The judge ruled in favor of the Company via Helios, and a hearing was set for July 14, 2024 during which the judge determined that the judge presiding over the case to enforce the UK judgement in Namibia should first rule on the referral relief. A case management meeting for the UK Trustco case was held on December 10, 2023, and a hearing was set for July 31, 2024 during which the judge gave Trustco time to determine if they will bring an application for leave. At a subsequent hearing held on November 28, 2024, the judge set trial dates from September 2 to September 12, 2025. Trustco submitted an application for dismissal of the Company’s claim, which was dismissed by the court, after which Trustco formally requested a postponement of the remainder of the trial and was granted postponement until January 2026. Counsel is currently preparing for the hearing. Due to the increase in value of the Namibian dollar as of September 30, 2025, an increase in fair value of approximately $530,000 was recognized for the three months ended September 30, 2025.

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

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the collateral, which primarily consists of a land parcel in Ecuador. Due to the recent instability in Ecuador, the value of the land has decreased. The instability in Ecuador has improved; however, real estate prices remain relatively low. During the second quarter of 2024, the Company engaged several brokers on a non-exclusive basis to begin marketing the property for sale. In June 2025, the Company filed a hecho relevante (relevant fact) notification with the Superintendencia de Compañías (Superintendent of Companies, or "SIC") to formally inform the authority about the existence of our defaulted debt, which WinRep failed to report in its financial statements used to raise bond financing. Our local counsel then met with the Intendente Nacional de Mercado de Valores (National Intendant of the Stock Market) to provide further context. At the intendant's request, our loan documentation with the borrower was submitted to the SIC as evidence of the Company's debt. During the third quarter of 2025, the SIC initiated an internal investigation and requested further information from the trustee regarding the debtors.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore based diversified commodities trading company. TransAsia informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility, and a restructuring agreement was executed on August 17, 2020. The Company further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it managed its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the three months ended September 30, 2025, the borrower was able to modestly increase its trading business; however, considering the extended timeline anticipated for business ramp-up, the borrower is not expected to be able to provide debt service for the next 12 months.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and the borrower was able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a wind-up petition against the company’s Hong Kong-based parent company and loan guarantor. The Company issued a Reservation of Rights Letter to Vikudha in June 2022. Subsequently, in August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the wind-up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected. The borrower continues to provide updates on its efforts to repay the debt, including the recent launch of a trading business currently handling only modest shipments, which the borrower hopes to scale by 2026, and the borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes. As a result of the delays in restarting its non-credit business and the modest volumes of its new trading business, the expected maturity has been extended.

Limas Commodities House Limited

In August 2017, the Company provided a $15,000,000 senior secured term loan facility to Limas Commodities House Limited (“Limas”), a Hong Kong-based company 100% owned by an Indonesian entrepreneur. Limas was established as a financing SPV for PT Limas Tunggal, an Indonesian resource trader, for the purpose of gaining better access to international banking and capital markets. As a resource trading company, demand for Limas’ products were significantly affected by the global pandemic, reflected in lower shipping volume in 2020 and early 2021. The Company’s sub-advisor provided $6 million of working capital to Limas, which secured additional collateral for the sub-advisor and the Company in the form of assignment of three claims won in Korean cases totaling $15,000,000. The collateral was assigned pro-rata, adding $13.4 million to the Company’s existing collateral pool. Due to the continued impact of COVID-19, in June 2020, the Company executed an extension of final maturity to June 2023. Subsequent to June 30, 2022, PT Limas Tunggal, the corporate guarantor of the Company’s facility, entered restructuring legal proceedings in Indonesia, and as a result, the Company issued an Acceleration Notice to the borrower and a Demand Notice to the Guarantor. The restructuring legal proceedings were concluded during the third quarter of 2022, resulting in an extension of the debt repayment period.

The borrower has progressed slowly towards materially ramping up its trading activity. Progress is expected to accelerate following the government's issuance of production quotas in the third quarter of 2025. Part of the collateral package for this loan are proceeds from the Korean cases, which continue to be delayed.

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Limited ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak has been actively seeking to restructure the loan facility with MICD and its other lenders. While the loan is no longer on standstill, the lenders are requiring additional progress with the negotiations to renew it. During the second half of 2024, progress on the restructuring stalled as there were parties potentially interested in acquiring MICD and Multiple Hauliers, a sister company. The ongoing uncertainty regarding the restructuring continued to increase the probability that MICD may be liquidated; however, in early 2025, the senior lenders agreed to meet with the Company to discuss a potential settlement of the mezzanine lenders’ debt. The Company met with DLA Piper, the senior lenders’ counsel, during the three months ended June 30, 2025. As a result of Multiple Hauliers being put into Administration (a formal insolvency process), the lenders for MICD have been restricted from enforcing on those assets. The lenders have filed an appeal and requested the replacement of the administrator. During the three months ended September 30, 2025, all administrator appointments were suspended pending the hearing scheduled for December 2025. Therefore, settlement of the Company’s debt will be delayed until there is progress on the senior lenders' enforcement. Due to these delays, a decrease in fair value of approximately $298,000 was recognized during the three months ended September 30, 2025.

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

In 2022, Lidas began facing liquidity challenges, largely due to the impact of Russia’s invasion of Ukraine, which drove up input costs, particularly for wheat, a key raw material sourced significantly from both countries. To mitigate these challenges, Lidas received financial support from the Romanian government, with subsidies for budgeted expenses expected in 2023. In the second quarter of 2023, Lidas received approximately €2.0 million in government subsidies, followed by an additional €5.8 million in grants in July 2024. Despite this financial support, Lidas continued to face declining sales, primarily due to technical issues associated with the launch of its new production facility. Furthermore, a shortage of working capital led to a temporary suspension of new orders from the facility in 2024. As a result, Lidas has been unable to service its loan from the Company without raising equity to support further growth. In September 2025, Lidas entered into a court supervised restructuring process, in which the Company is actively participating. Due to the ongoing uncertainty, a decrease in fair value of approximately $154,000 was recognized during the three months ended September 30, 2025.

PT Citra Labuantirta

In March 2021, the Company invested $15,000,000 in a senior secured term loan facility with PT Citra Labuantirta (“PT Citra”), an independent, privately held cocoa processor based in South Sulawesi, Indonesia, the nation’s center of cocoa bean production. Founded in 1992, PT Citra began as a trader of cocoa beans before expanding into cocoa processing in 2008. PT Citra produces cocoa butter and cocoa cake, which are exported primarily to customers in Europe, the United States, and Australia. The facility is secured by a first lien on PT Citra’s production lines, pledged insurance policies, and a debt service reserve account equal to three months of scheduled debt service.

In early 2022, TAEL Partners, a Singapore-based private equity firm and PT Citra’s majority shareholder, assumed operational control to address liquidity constraints. PT Citra subsequently developed a revised business plan and resumed limited operations. The Company continued to work with PT Citra through 2023 and 2024 to finalize restructuring documentation, share-pledge agreements, and working-capital financing.

In September 2025, one of PT Citra’s suppliers filed a PKPU claim (Indonesia’s equivalent to a U.S. Chapter 11 bankruptcy filing), which was granted by the court. Subsequently, the Company filed a claim that was recognized by the court.  PT Citra has appointed a financial advisor to prepare a restructuring plan for all creditors. As PT Citra’s largest creditor, the Company remains actively engaged in the process. As a result of the uncertainty introduced by the PKPU proceeding, a fair value decrease of approximately $3.4 million was recognized during the three months ended September 30, 2025.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of September 30, 2025. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company's interest receivable balances at September 30, 2025 and December 31, 2024 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
Interest income	$888,020	$1,637,544	$4,902,067	$4,921,844
Payment-in-kind interest income	1,693,407	4,822,398	11,360,303	13,518,778
Fee income	20,419	—	28,498	485,906
Other Income	13,922	73,470	51,626	147,788
Interest from cash	37	158	461	2,247
Total investment income	2,615,805	6,533,570	16,342,955	19,076,563
Expenses
Asset management fees	1,373,663	1,400,781	4,228,500	4,149,500
Professional fees	1,338,967	1,555,970	4,383,438	5,165,500
General and administrative expenses	225,352	261,844	750,999	1,136,500
Interest expenses	88,227	—	450,719	—
Board of managers fees	64,375	64,375	193,125	193,125
Total expenses	3,090,584	3,282,970	10,006,781	10,644,625
Net investment income	$(474,779)	$3,250,600	$6,336,174	$8,431,938
Net change in unrealized (depreciation) appreciation on investments	(10,582,783)	287,405	(14,032,422)	1,651,915
Net realized losses on investments	—	—	(73,871)	—
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,057,562)	$3,538,005	$(7,770,119)	$10,083,853

Revenues

Three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, total investment income amounted to $2,615,805 and $6,533,570, respectively. The decrease was primarily attributable to the reclassification of income from certain investments in connection with the quarterly assessment of the net realizable value of interest receivable. This decrease was partially offset by the reclassification of PIK interest income to interest income, related to the reversion to the original contractual terms of the debt agreement for a particular investment, following the failure to reach an agreement on the restructuring of such investment and a proceeding being commenced in Indonesia that is akin to a U.S. Chapter 11 bankruptcy proceeding (the "Indonesian Proceeding"). PIK interest income decreased by $3,128,991 during the three months ended September 30, 2025 compared to the same period in 2024. The decrease is mainly due to the reclassification of PIK interest income to interest income in connection with the Indonesian Proceeding. Additionally, fee income increased by $20,419 during the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a consent fee that was accrued in connection with the Indonesian Proceeding. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the three months ended September 30, 2025, $80,796 or 3.1% of the investment loss was recorded primarily as a result of the reclassification of certain investments’ income in connection with the quarterly assessment of the net realizable value of interest receivable from loan and trade finance participations and $1,870,672 or 71.5% was earned from direct loans. In addition, we earned $37 in interest income on our cash balances.

During the three months ended September 30, 2024, $2,856,627 or 43.7% of the investment income was earned from loan and trade finance participations and $3,676,785 or 56.3% was earned from direct loans. In addition, we earned $158 in interest income on our cash balances.

Nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025 and 2024, total investment income amounted to $16,342,955 and $19,076,563, respectively. The decrease was primarily attributable to the reclassification of income from certain investments in connection with the quarterly assessment of the net realizable value of interest receivable. This decrease was partially offset by the following factors: (i) the expiration of a repurchase agreement, (ii) the application of default interest income related to a certain investment, and (iii) the reclassification of PIK interest income to interest income in connection with the Indonesian Proceeding. PIK interest income decreased by $2,158,475 over the same period, primarily due to the reclassification of PIK interest income to interest income in connection with the Indonesian Proceeding. Additionally, fee income decreased by $457,408 during the nine months ended September 30, 2025 compared to the same period in 2024, mainly due to the completion of amortization related to certain deferred revenue. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the nine months ended September 30, 2025, $3,404,705 or 20.8% of the investment income was earned from loan and trade finance participations and $10,542,874 or 64.5% was earned from direct loans. In addition, we earned $461 in interest income on our cash balances.

During the nine months ended September 30, 2024, $8,078,273 or 42.4% of the investment income was earned from loan and trade finance participations and $10,996,043 or 57.6% was earned from direct loans. In addition, we earned $2,247 in interest income on our cash balances.

Expenses

Three months ended September 30, 2025 and 2024

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended September 30, 2025 decreased by $165,268 to $1,716,921 from $1,882,189 for the three months ended September 30, 2024. This decrease was primarily attributable to lower professional fees related to certain investments, reflecting efforts to minimize overall costs during the third quarter of 2025 compared to the same period in 2024.

For the three months ended September 30, 2025 and 2024, the asset management fees amounted to $1,373,663 and $1,400,781, respectively. The incentive fees for the three months ended September 30, 2025 and 2024 amounted to $0 and $0, respectively.

Nine months ended September 30, 2025 and 2024

Total operating expenses, excluding the asset management and incentive fees, incurred for the nine months ended September 30, 2025 decreased by $716,844 to $5,778,281 from $6,495,125 for the nine months ended September 30, 2024. This decrease was primarily attributable to a lower reimbursement of consulting fees related to an ESG analysis to the Company's advisor, as well as reduced professional fees associated with certain investments, reflecting efforts to minimize overall costs during the third quarter of 2025 compared to the same period in 2024.

For the nine months ended September 30, 2025 and 2024, the asset management fees amounted to $4,228,500 and $4,149,500, respectively. The incentive fees for the nine months ended September 30, 2025 and 2024 amounted to $0 and $0, respectively.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $73,871 and $0 for the nine months ended September 30, 2025 and 2024, respectively. We recorded net change in unrealized depreciation of $14,032,422 and net change in unrealized appreciation of $1,651,915 for the nine months ended September 30, 2025 and 2024, respectively. The net change in unrealized depreciation for the nine months ended September 30, 2025 was primarily driven by increased uncertainty regarding the future cash flows of certain investments and the Company’s strategic liquidation of certain investments to mitigate prevailing liquidity challenges.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025, we had $672 in cash. The Company is in the process of realizing liquidity from the settlement of certain investments and expects to receive several million dollars in cash in the near term. Based on current expectations, approximately $6.2 million is anticipated to be received by the end of 2025, and an additional $14.4 million of cash proceed is expected to be received by the end of the first quarter of 2026. Subsequent to September 30, 2025, the Company received approximately $255,000 in proceeds from one of these investments. In addition, the Company received an aggregate of approximately $1.7 million of regularly scheduled payments subsequent to September 30, 2025. The Company expects to fund the payment of past and current operating and other accrued expenses with these proceeds. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. We have been facing liquidity constraints, primarily due to our borrowers experiencing challenges in their ability to repay amounts owed to us in a timely manner or at all, as described above under "Outlook." Until we are able to accumulate more cash, our primary use of our limited cash will be the payment of our expenses. If we begin to have fewer liquidity constraints and our cash on hand materially increases, we expect any additional cash will be used to reinstate cash distributions to our unitholders (and the repurchase of units under our unit repurchase program to the extent of reinvested distributions), and to make loans, either directly or through participations. In addition, at such time, we would expect to once again maintain cash reserves from time to time for investment opportunities, working capital and distributions. While we currently anticipate payments on certain investments throughout the remainder of 2025, there can be no assurances that anticipated payments will be made when expected or at all. In February 2025, in order to increase liquidity to pay our expenses, we sold a portion of one of our investments to an affiliate for aggregate gross sale proceeds of $1.0 million. We may determine to execute additional sales of all or a portion of our interest in one or more investments to increase liquidity from time to time.

The following discussions provide additional detail regarding our cash flows.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2025, decreased by $4.1 million compared to the same period in 2024. This decrease is primarily due to a decrease in the proceeds from disposition and paydowns of investments, driven by delays in scheduled payments and the liquidation of certain investments through ongoing legal proceedings.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2025, increased by approximately $4.2 million compared to the same period in 2024, primarily because no distributions were made for the nine months ended September 30, 2025.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby we sold a $5.0 million participation interest in one of our term loan positions and, as of March 31, 2023, we had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On March 21, 2023, the terms were amended. The repurchase date was extended to October 17, 2023, and the interest rate was increased to 11.5% per annum. The amendment also granted the buyer the right to elevate its position to a direct interest or sell the position to a third party. In October 2024, the agreement was further amended. The repurchase date was extended to June 18, 2025, subject to partial principal and interest payments. As of September 30, 2025, we had approximately $2.9 million in total debt outstanding, solely related to the repurchase obligation, resulting in a debt to equity ratio of 1.1%.

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

From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the nine months ended September 30, 2025, no distributions were made.

Related Party Transactions

For the nine months ended September 30, 2025 and 2024, the Company incurred $4,228,500, and $4,149,500, respectively, in asset management fees and $0 and $0, respectively, in incentive fees, both of which are paid to the Advisor.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of September 30, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of September 30, 2025 and December 31, 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $451,455 and $240,100, respectively, reflecting that the Company is obligated to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by the affiliate.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the nine months ended September 30, 2025, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, economic conditions globally continue to remain challenging, particularly for advanced economies, largely due to inflation and a sustained period of high interest rates. Additionally, many of the Company’s borrowers were negatively affected by higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023 and have remained stable through September 30, 2025, providing some economic relief to borrower companies. However, as noted in prior quarters, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors made it more difficult for some borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the legacy effect from borrower companies struggling to recover from the compound impact of approximately three years of economic hardship stemming from the COVID-19 pandemic from 2020 to 2022. However, current macroeconomic conditions have significantly improved for most borrower companies, though improvement ultimately has been slow. Still, the Company has seen several borrowers improve, particularly in 2024 and into 2025, due in large part to the sustained improvement in supply side macroeconomic conditions over the last eleven quarters. The U.S. government has recently imposed, and may further increase, tariffs on certain countries and commodities. In response, some non-U.S. countries have imposed or may impose retaliatory tariffs. These actions and the resulting uncertainty surrounding U.S. trade and tariff policies, including ongoing dispute and negotiations with China, continue to be a critical near-term macroeconomic risk factor which could negatively affect the Company's borrowers. As of September 30, 2025, it was still too early to observe direct effects to the Company’s borrowers, other than general declines in business risk taking, capital investment, and some reduced availability of both debt and equity financing.

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

Subsequent Events

Please see "Notes to Consolidated Financial Statements - Note 9. Subsequent Events."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2025.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of September 30, 2025, the Company was not a defendant in any material litigation.

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

For the nine months ended September 30, 2025 and 2024, no repurchase requests were fulfilled.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the nine months ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

TRILINC GLOBAL IMPACT FUND, LLC.

November 14, 2025	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 14, 2025	By:	/s/ Kun Yong Park
Kun Yong Park
Chief Financial Officer