Form 10-K
period 2025-12-31
TriLinc Global Impact Fund LLC
filed 2026-03-30
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

As of March 30, 2026, the Company had outstanding 18,303,344 Class A units, 7,759,823 Class C units, 10,582,818 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

true

FORM 10-K

FOR THE YEAR ENDED December 31, 2025

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

•	We may pay distributions from any source, including offering proceeds and, subject to certain limitations, borrowings, and we may choose to pay distributions from such other sources when we do not have sufficient cash flow from operations to fund such distributions. We have not established a limit on the amount of proceeds we may use to fund distributions. From time to time during our operational stage, we may not generate sufficient cash flow from operations to fund distributions. If we fund distributions from borrowings or other sources in excess of cash flow from operations, we will have less funds available for the investments, and our unitholders’ overall return may be reduced.
•	We have very limited liquidity and to the extent we continue to experience liquidity constraints, our investment activities may be limited, and we may only be able to use cash on hand to pay our expenses. In addition, we may determine to take actions to increase liquidity that we might not otherwise take, such as disposing of all or portions of our interest in particular investments.
•	Our investments are highly illiquid due to the absence of an established secondary market. As a result, we may be unable to achieve our desired level of liquidity or dispose of our investments on favorable terms, if at all.
•	We operate in a highly competitive market for investment opportunities.
•	Our success will be dependent on the performance of our Advisor, including, without limitation, our Advisor's ability to successfully select and oversee local market agents.
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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries. As of December 31, 2025, the Company has 13 subsidiaries, all of which are Cayman Islands exempted companies. To assist the Advisor in managing the Company and its subsidiaries, the Advisor may provide services via TriLinc Advisors International, Ltd. (“TAI”), a Cayman Islands exempted company that is wholly owned by TriLinc Advisors.

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

On February 25, 2013, our registration statement on Form S-1 was declared effective by the SEC. Pursuant to the registration statement, we commenced our initial public offering of up to $1.5 billion in units of our limited liability company interest, consisting of up to $1.25 billion of units in our primary offering, consisting of Class A units and Class C units at the initial offering prices of $10.00 per unit and $9.576 per unit, respectively, and Class I units at $9.025 per unit, which we refer to as the primary offering, and up to $250 million of units pursuant to our distribution reinvestment plan, which we refer to as the Distribution Reinvestment Plan ("DRP"), and which we collectively refer to as the Offering. In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. In June 2013, we satisfied our minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and we commenced operations. The Offering terminated on March 31, 2017. Through the termination of the Offering, we raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP.

Upon termination of the Offering, we registered $75 million in Class A, Class C and Class I units to continue to be offered pursuant to our DRP to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our DRP, pursuant to which, commencing with distributions declared for the month of March 2018, units issued pursuant to the DRP are being offered at the price equal to the net asset value, or NAV, per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Prior to March 30, 2018, units were issued pursuant to the DRP at a price equal to the greater of $9.025 per unit or the net asset value per unit of each class, as most recently disclosed by the Company in a public filing with the SEC.

For the period from April 1, 2017 to December 31, 2017, we issued 971,564 of our units pursuant to the DRP for gross proceeds of approximately $8,762,000. In addition, for the period from April 1, 2017 to December 31, 2017, we issued 1,654,871 of our units for gross proceeds of approximately $14,204,000 pursuant to a private placement to accredited investors.

For the years ended December 31, 2019 and 2018, we issued 1,161,349 and 1,175,826, respectively, of our units pursuant to our DRP for gross proceeds of approximately $9,508,000 and $10,028,000, respectively. In addition, for the years ended December 31, 2019 and 2018, we issued 2,591,049 and 6,240,356, respectively, of our units for gross proceeds of approximately $21,084,000 and $53,117,000, respectively, pursuant to a private placement.

For the years ended December 31, 2021 and 2020, we issued 1,069,529 and 1,181,117, respectively, of our units pursuant to our DRP for gross proceeds of approximately $8,000,000 and $9,274,000, respectively. In addition, for the years ended December 31, 2021 and 2020, we issued 814,444 and 667,151, respectively, of our units for gross proceeds of approximately $6,106,000 and $5,276,000, respectively, pursuant to a private placement. As of December 31, 2021, $29,429,000 in units remained available for sale pursuant to the DRP.

For the years ended December 31, 2023 and 2022, we issued 155,821 and  986,369, respectively, of our units pursuant to our DRP for gross proceeds of approximately $1,062,000 and $6,927,000, respectively. In addition, for the years ended December 31, 2023 and 2022, we issued 0 and 41,163, respectively, of our units for gross proceeds of approximately $0 and $295,000, respectively, pursuant to our ongoing private placement described above. As of December 31, 2023, $21,439,000 in units remained available for sale pursuant to the DRP.

For the years ended December 31, 2025 and 2024, we did not issue any units. As of December 31, 2025, $21,439,000 in units remained available for sale pursuant to the DRP.

As of December 31, 2025, we have issued an aggregate of approximately 56,404,000 of our units, including 8,179,306 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our DRP (before dealer manager fees of approximately $4,800,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000.

Our Advisor

TriLinc Advisors manages our investments. TriLinc Advisors is a private investment advisory firm focusing on impact investments in SMEs around the world. TriLinc Advisors is registered as an investment adviser with the SEC. Led by its Chairman and Chief Executive Officer, Gloria Nelund, its President, Brent VanNorman, its Chief Operating Officer and Chief Compliance Officer, Scott Hall, its Chief Financial Officer, Kun Yong Park, and its Chief Investment Officer, Paul Sanford, TriLinc Advisors’ management team has a long track record and broad experience in the management of regulated, multi-billion dollar fund complexes and global macro portfolio management. TriLinc Advisors and our sub-advisors have an extensive network of relationships with emerging market private equity and debt managers, bilateral and multilateral Development Financial Institutions, or DFIs, and international consultancies and service providers that we believe benefit our portfolio of investments. We benefit from both the top-down, global macro investing approach of TriLinc Advisors and the bottom-up deal sourcing and structuring of our sub-advisors.

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

As of December 31, 2025, the following third-party investment managers were engaged by the Advisor to act as sub-advisors:

•

TRG Management LP (“TRG,” d/b/a The Rohatyn Group): founded in 2002, TRG is a leading emerging markets asset management firm. The firm and its affiliates manage product offerings across private equity, private credit, hedge funds, fixed income, infrastructure and real estate. TRG is headquartered in New York, with offices around the globe including Brazil, Peru, Uruguay, Argentina, India, Singapore, U.K., Costa Rica, New Zealand, Vietnam, Turkiye, Mexico, Malaysia, Thailand, Hong Kong and Egypt. TRG’s Global Private Credit Strategy encompasses three main regions: Latin America, Asia and Emerging Europe. TRG’s eight principals have collectively more than 250 years of investment experience in institutional lending, debt structuring, sales and trading, and high-yield distressed debt. TRG’s disciplined investment process, robust investment administration and operations infrastructure, and strong emerging market investment track record create substantial value for its investors and SMEs that are currently underserved by traditional banks and financial intermediaries operating in the region. TRG serves as a secondary sub-advisor.

•

CEECAT Capital Limited & CCL Investments SARL (“CCL”): established in 2014, CCL is a European-focused spin-off of  Asia Debt Management ("ADM") Capital, which has specialized in recovery, special situations and stressed opportunities across Asia since 1998 and in the Central and Eastern Europe, Central Asia and Turkiye (“CEECAT”) region since 2005. CCL manages all of ADM Capital’s legacy assets in the CEECAT region and focuses on extending private credit to SMEs who cannot access regular bank financing due to factors such as local regulatory restrictions on bank lending, illiquidity or stress in the banking sector, delays in the bank approval process, collateral coverage mismatch for local banks, among others. CCL’s three principals have more than 90 years of combined experience in corporate and structured finance, cash equity sales and equity derivative sales. CCL has a demonstrated track record in establishing, operating, managing and advising funds that invest in companies across the region through utilizing their strong cultural knowledge of the local legal jurisdictions and regulatory compliance requirements. CCL serves as a secondary subadvisor.

•

Origin Capital Limited (“Origin”): headquartered in Johannesburg, South Africa with associates in three countries. Origin originates, structures, and manages transactions in Latin America and Africa, and partners with larger funds, development banks and institutional investors. Origin is differentiated by a combination of investment skills, local and international networks, and a thorough understanding of the Latin American and African environments. Origin's four principals have more than 90 years of combined experience in private debt, banking, and asset management in emerging markets. Origin serves as a secondary sub-advisor.

•

Enhanced Capital Impact Lending, LLC (“Enhanced Capital”): a subsidiary of Enhanced Capital Group, LLC (“ECG”) and TriLinc’s investment partner. Founded in 1999, ECG is a U.S. based impact investment firm that invests capital into local businesses, renewable energy projects, historic real estate rehabilitation, and affordable housing projects through federal and state incentive programs and other public policy investment strategies. ECG has invested in 36 states across the U.S., supporting small businesses through their impact lending strategy and other small business lending strategies. Enhanced Capital’s principals have a combined experience of more than 45 years in credit analysis and asset management. Enhanced Capital serves as a primary sub-advisor.

In addition, as of December 31, 2025, the following third-party investment managers were also engaged to act as sub-advisors, but the Company does not expect to make any further investments with the assistance of these investment managers:

•

Asia Impact Capital Ltd. (“AIC”): an investment firm advised by the founding principals of TAEL Partners Ltd. (“TAEL”) and established to provide investment services to TriLinc. TAEL is a leading Southeast Asian investment firm founded in 2007 by seasoned industry veterans with long-term track records and diverse investment capabilities across Southeast Asia. TAEL’s investment professionals have deep roots in Southeast Asia and extensive experience working for leading financial institutions on both international and local levels. AIC's four principals have more than 130 years of collective Asian market investment experience. The company has a hands-on approach and can adapt and tailor its investment structures to the nuances of the Southeast Asian markets while partnering with established, growing businesses. Leveraging its wide and established network of business relationships in the region, TAEL is often able to undertake investments at attractive pricing levels. AIC serves as a primary sub-advisor.

•

Scipion Capital, Ltd. (“Scipion”): a Sub-Saharan Africa-focused investment management firm headquartered in London, with an office in Geneva and investment team member presence in Botswana, Morocco and the Cayman Islands, the firm focuses its investment strategy on managing a diversified portfolio of trade finance assets across multiple industries, geographies, and financing structures. More specifically, Scipion’s emphasis on short duration and self-liquidating transactions is a cornerstone of its investment strategy and has translated into an attractive track record of risk-adjusted returns and a reputation as one of the leading trade finance managers in the region. Scipion’s six principals execute the firm’s strategy through over 200 years of combined experience in banking, emerging markets, and trade finance in Africa. Scipion serves as a secondary sub-advisor.

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

During the years ended December 31, 2025 and 2024, we made no investments, either through trade finance participations or loan participations. Additionally, we received proceeds from repayments and dispositions of investment principal of approximately $8.5 million and $14.4 million, respectively.

At December 31, 2025, our portfolio included 28 companies and was comprised of $123,807,284 or 47.2% in senior secured term loans, $71,371,727 or 27.2% in senior secured term loan participations, $26,493,018 or 10.1% in senior secured trade finance participations, $11,451,817 or 4.4% in other investments, and $29,092,471 or 11.1% in convertible notes.

At December 31, 2024, our portfolio included 28 companies and was comprised of $121,679,322 or 45.3% in senior secured term loans, $78,156,693 or 29.1% in senior secured term loan participations, $27,665,139 or 10.3% in senior secured trade finance participations, $13,054,395 or 4.9% in other investments, $25,387,189 or 9.5% in convertible notes, and $2,466,534 or 0.9% in equity warrants.

As of December 31, 2025, we had the following investments, listed by description of the underlying borrower (if applicable):

Description		Sector	Industry Classification	Country	Interest		Maturity (1)		Principal Amount	Fair Value
Sustainable Packaging Manufacturer	(9)	Corrugated and Solid Fiber Boxes	Recycling	Ecuador	11.22% Cash / 2.2% PIK / 3% Default		6/18/2025	(2)	$ 5,966,448	$ 2,520,135
Resource Trader	(6)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%		6/30/2023	(2)	22,219,565	14,551,857
Cocoa Processor	(3)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	8.0% Cash / 5.0% Redemption		12/31/2024	(2)	15,000,000	12,949,836
Wholesale Distributor	(6)	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%		6/30/2023	(2)	18,484,703	4,019,175
Waste to Fuels Processor	(4)	Refuse Systems	Recycling	Mexico	20.0% PIK		3/31/2026		70,740,611	70,740,611
Non-Ferrous Metal Trader	(5)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK		8/18/2025	(2)	21,799,281	19,025,670
SME Financier	(6)	Short-Term Business Credit	Inclusive Finance	Botswana	13.32%		8/18/2023	(2)	5,601,000	1,777,308
Ship Maintenance & Repair Service Provider	(9)	Boatbuilding and Repairing	Infrastructure Development	Brazil	14% Cash / 3% PIK		12/31/2025	(2)	8,079,450	5,520,952
Hospitality Service Provider		Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK		12/31/2027		10,198,665	9,885,644
Freight and Cargo Transporter	(6)	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.35% Cash / 4.0% PIK		3/31/2023	(2)	15,092,408	3,099,538
Property Developer	(6)	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK		8/15/2021	(2)	18,717,631	18,029,698
Wheel Manufacturer		Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	0.00%		2/28/2026	(2)	8,020,009	11,036,073
Marine Logistics Provider		Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%		10/31/2026	(2)	1,754,281	1,668,687
Frozen Bakery Products Manufacturer	(7)	Retail Bakeries	Responsible Consumer Goods Production	Romania	18.5% Cash		12/7/2024	(2)	6,836,622	6,982,214
Grain Processor G	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK		6/30/2026	(2)	828,540	694,668
Grain Processor F	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.0% PIK		6/30/2026	(2)	15,361,873	12,676,945
Agriculture Distributor		Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	0.00%		8/1/2039	(2)	5,834,471	6,040,979
Dairy Co-Operative	(6)	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%		7/29/2019	(2)	5,670,694	4,252,363
Cocoa & Coffee Exporter	(6)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	(8)	12/31/2024	(2)	16,077,863	13,525,607
Seafood Processing Company II	(6)	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%		10/25/2023	(2)	4,424,931	2,674,069
Claim in Bankruptcy	(7)	Other	Other	N/A	N/A		N/A	(2)	5,883,971	3,124,260
Claim in Bankruptcy	(5), (7)	Electric Services	Technological Innovation	Chile	N/A		N/A	(2)	1,250,194	764,426
Claim in Bankruptcy	(7)	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	4,935,048	1,792,698
Claim in Bankruptcy	(7)	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	6,499,323	2,955,774
Profit sharing rights on cocoa distribution		Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A		N/A		1,526,561	1,250,298
Installment under Judicial Recovery		Other	Other	Brazil	N/A		12/15/2026		400,000	303,015
Real estate property		Other	Other	Peru	N/A		N/A		1,354,523	1,261,346
IT Service Provider		Computer Related Services	Access to Technology	Brazil	3.94% PIK		2/11/2027		377,010	662,828
IT Service Provider		Computer Related Services	Access to Technology	Brazil	12.0% PIK		8/11/2026		29,525,587	28,429,643
Total Investments										$ 262,216,317

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
[3]	Investment has been claimed in a bankruptcy proceeding.
[4]	The Company is negotiating with the borrower to amend the loan term to extend the maturity date.
[5]	Investment is undergoing a restructuring.
[6]	Investment is in default.
[7]	Investment is in bankruptcy.
[8]	The interest rate is 9.5% on the first and second trade finance participation and 6.0% on the third trade finance participation.
9	The Company is currently engaged in discussions with the borrower regarding a final settlement.

As of December 31, 2025 and 2024, the composition of our investments based on the Company-created industry classification was as follows:

	As of December 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry Classification	Value	of Total	Value	of Total
Access to Technology	29,092,471	11.1%	$25,387,189	9.5%
Inclusive Finance	1,777,308	0.7%	2,437,540	0.9%
Infrastructure Development	33,436,294	12.8%	36,247,697	13.5%
Recycling	73,260,746	27.9%	63,340,678	23.6%
Responsible Consumer Goods Production	18,018,287	6.9%	17,534,124	6.5%
Responsible Industrial Goods Distribution	4,019,175	1.5%	6,531,441	2.4%
Responsible Logistics Management	4,768,225	1.8%	9,173,378	3.4%
Responsible Natural Resources Distribution	33,577,527	12.8%	34,408,977	12.8%
Sustainable Agriculture & Agroprocessing	51,886,805	19.8%	59,225,818	22.1%
Sustainable Aquaculture & Processing	2,674,069	1.0%	2,893,848	1.1%
Sustainable Dairy Production	4,252,363	1.6%	4,528,841	1.7%
Technological Innovation	764,426	0.3%	970,393	0.4%
Other	4,688,621	1.8%	5,729,348	2.1%
Total	$262,216,317	100.0%	$268,409,272	100.0%

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

The industry composition of the Company’s portfolio, at fair value as of December 31, 2025 and December 31, 2024, was as follows:

	As of December 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	5,520,952	2.1%	7,898,395	2.9%
Chemicals and Allied Products	4,019,175	1.5%	6,531,441	2.4%
Chocolate and Cocoa Products	26,475,443	10.1%	34,383,914	12.8%
Coal and Other Minerals and Ores	33,577,527	12.8%	34,408,977	12.8%
Computer Related Services	29,092,471	11.1%	25,387,189	9.5%
Corn	13,371,613	5.1%	12,763,954	4.8%
Corrugated and Solid Fiber Boxes	2,520,135	1.0%	2,829,356	1.1%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,252,363	1.6%	4,528,841	1.7%
Electric Services	764,426	0.3%	970,393	0.4%
Freight Transportation Arrangement	3,099,538	1.2%	3,874,961	1.4%
Frozen Fish and Seafood	2,674,069	1.0%	2,893,848	1.1%
Hotels and Motels	9,885,644	3.8%	11,809,142	4.4%
Land Subdividers and Developers	18,029,698	6.9%	16,540,160	6.2%
Motor Vehicle Parts and Accessories	11,036,073	4.2%	10,397,895	3.9%
Refuse Systems	70,740,611	26.9%	60,511,322	22.5%
Retail Bakeries	6,982,214	2.7%	7,136,229	2.7%
Short-Term Business Credit	1,777,308	0.7%	2,437,540	0.9%
Soybeans	6,040,979	2.3%	5,723,296	2.1%
Towing and Tugboat Service	1,668,687	0.6%	5,298,417	2.0%
Other	5,938,919	2.3%	7,335,530	2.6%
Total	$262,216,317	100.0%	$268,409,272	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$15,041,814	5.7%	$15,000,609	5.6%
Botswana	1,777,308	0.7%	2,437,540	0.9%
Brazil	34,916,438	13.3%	33,588,599	12.5%
Cabo Verde	9,885,644	3.8%	11,809,142	4.4%
Cameroon	13,525,607	5.2%	14,519,154	5.4%
Chile	764,426	0.3%	970,393	0.4%
Ecuador	5,194,204	2.0%	5,723,204	2.1%
Hong Kong	14,551,857	5.5%	15,079,739	5.6%
Indonesia	12,949,836	4.9%	19,864,760	7.4%
Kenya	3,099,538	1.2%	3,874,961	1.4%
Malaysia	4,019,175	1.5%	6,531,441	2.4%
Mexico	70,740,611	26.9%	60,511,322	22.5%
Namibia	18,029,698	6.9%	16,540,160	6.2%
Netherlands	11,036,073	4.2%	10,397,895	3.9%
Nigeria	2,918,985	1.1%	6,904,599	2.6%
Peru	1,261,346	0.5%	2,261,346	0.8%
Romania	6,982,214	2.7%	7,136,229	2.7%
Singapore	19,025,670	7.3%	19,329,238	7.2%
Uganda	13,371,613	5.1%	12,763,954	4.8%
N/A	3,124,260	1.2%	3,164,987	1.2%
Total	$262,216,317	100.0%	$268,409,272	100.0%

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

As of December 31, 2025, our largest investment represented approximately 25.9% of our net assets or 27.0% of our total portfolio.

As of December 31, 2024, our largest investment represented approximately 20.6% of our net assets or 21.6% of our total portfolio.

Measuring Impact

We measure and expect to regularly provide accounting of economic, social and/or environmental impact achieved through our investments. The Company’s impact measurement system is utilized with investments to evaluate the progress of borrower companies toward their impact objectives during the life of the investment. The system leverages technology that has been specifically developed for tracking and analyzing impact and includes full integration of the Global Impact Investing Network’s Impact Reporting and Investment Standards (“IRIS”) metrics. Impact measurement is accomplished through the establishment of initial baseline measurements for both the Company core economic development metrics, as well as metrics associated with borrower companies’ stated impact objectives. These baseline measurements will be compared against future measurements in order to track incremental progress. In addition to furthering the Company’s economic development impact objectives, we anticipate that our investments will have a positive effect on borrower companies’ ability to make progress toward their stated impact objectives.

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

Financing Strategy

We may opt to supplement our equity capital and increase potential returns to our unitholders through the use of prudent levels of borrowings from either commercial financial institutions or DFIs. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. In determining whether to borrow money, we will seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our investment outlook and the impact on our investment portfolio will be extensively analyzed in making this determination. As of December 31, 2025, we had approximately $2.9 million in total debt outstanding, solely related to our binding obligation to repurchase a participation interest in a term loan from a third party by June 18, 2025, which we refer to in this 10-K as the "repurchase obligation." (see Note 5. Contingencies and Related Parties for additional information). As of December 31, 2024, we had no borrowings. If we are not able to obtain additional financings, our returns are expected to be lower than originally anticipated when we were formed.

Hedging Activities

Most of our investments are anticipated to continue to be denominated in U.S. dollars, but when exposed to foreign currencies, we will seek to hedge the exposure when prudent and cost-effective. These hedging activities may include the use of derivatives, swaps, or other financial products to hedge our interest rate or currency risk. At December 31, 2025 and 2024, all of our investments were denominated in U.S. Dollars and we had not entered into any hedging transactions.

Investment Advisory Agreements and Fees

We have agreed to pay TriLinc Advisors an asset management fee and an incentive fee for its services under the Second Amended and Restated Advisory Agreement, dated February 14, 2018, by and between the Company and the Advisor, as renewed through March 31, 2027 (the "Advisory Agreement"). The Advisor agreed to waive the payment of incentive fees for the year ended December 31, 2023. For the years ended December 31, 2025 and 2024, the Company incurred $5,641,735 and $5,562,244, respectively, in asset management fees and no incentive fees to our Advisor.

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

Because of the structure of the subordinated incentive fee on income and the incentive fee on capital gains, it is possible that we may pay such fees in a quarter where we incur a net loss. For example, if we receive pre-incentive fee net investment income in excess of the 1.875% on our net assets at the end of the immediately preceding fiscal quarter for a quarter, we will pay the applicable incentive fee even if we have incurred a net loss in the quarter due to a realized or unrealized capital loss. Our Advisor will not be under any obligation to reimburse us for any part of the incentive fee it receives that is based on prior period accrued income that we never receive as a result of a subsequent decline in the value of our portfolio.

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

Concentration of credit risk

At December 31, 2025, our portfolio of $262,216,317 (at fair value) included 28 companies and was comprised of $123,807,284 or 47.2% in senior secured term loans, $71,371,727 or 27.2% in senior secured term loan participations, $26,493,018 or 10.1% in senior secured trade finance participations, $11,451,817 or 4.4% in other investments, and $29,092,471 or 11.1% in convertible notes. Our largest investment by value was $70,740,611 or 27.0% of our total portfolio and provides for paid in kind (“PIK”) interest, with principal and interest due at maturity. The Company's five largest investments by value comprised 57.5% of our portfolio at December 31, 2025. Participation in loans represented 37.3% of our portfolio at December 31, 2025.

As of  December 31, 2025, interest receivable reported on the Consolidated Statement of Assets and Liabilities totaled  $20,336,649. Of these amounts,  87.9% was attributable to the Company’s five largest investments as of  December 31, 2025.

For the year ended  December 31, 2025, total interest income, which includes both cash and PIK interest, was  $18,400,416. During the year ended  December 31, 2025, the Company recorded negative investment income for two investments, as a result of the period end assessment of the net realizable value of interest receivable associated with each investment. Excluding those investments for which negative investment income was recorded during the year ended  December 31, 2025, the Company recorded approximately  $22.0 million of investment income in total interest income, including approximately  $21.0 million attributable to the Company's five largest investments, of which one investment accounted for approximately  $13.3 million.

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

A portion of our investments bore interest at floating rates based on the Secured Overnight Financing Rate ("SOFR"), serving as an alternative rate designated by the Company following the discontinuation of London interbank offered rate (“LIBOR”), which was phased out completely in June 2023. In July 2023, the Company's legacy loans transitioned from LIBOR to Synthetic LIBOR, which was in effect until September 30, 2024. The Company's legacy loans have transitioned to SOFR following the complete phase-out of LIBOR as of September 30, 2024. The discontinuation of both LIBOR and Synthetic LIBOR and the use of alternative rates, such as SOFR, could result in interest rate decreases on our investments, which could adversely affect our cash flow, operating results and ability to make distributions to our unitholders at expected levels or at all.

As of December 31, 2025, 3.0% of the fair value of the Company’s total investments bore interest at floating rates based on SOFR.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

We have investments in loans that contain a PIK interest provision, including our largest loan which made up 27.0% of our total portfolio by value as of December 31, 2025. These investments may expose us to higher risks, including the following:

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

Actions by such an investment partner, which are generally out of our control, might have the result of subjecting the investment to liabilities in excess of those contemplated and may have the effect of reducing our unitholders’ returns, particularly if the loan agreement provides that our partner can take actions contrary to our interests. As of December 31, 2025, 37.3% of the fair value of our investment portfolio consisted of participations in loans. As described further in the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, IIG was the sub-advisor with respect to 5 of the 22 investments that we have deemed Watch List investments, which are investments with respect to which we have determined there have been significant changes in the credit and collection risk of the investment. As described in that section, IIG has failed to provide us with complete and accurate information with respect to our investments for which IIG was the sub-advisor, and, in 2017, sold us a $6 million participation in a loan that did not exist. IIG’s acts and omissions have negatively affected the value of certain of our investments, which could adversely affect returns to our unitholders. As of December 31, 2025, 6.9% of our portfolio (by fair value) consisted of investments for which IIG was the sub-advisor, all of which are deemed Watch List investments.

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

From time to time, our board of managers may change the amount of distributions that are paid, if paid at all. For example, the daily distribution rate was reduced in March 2018 and was further reduced as of May 1, 2021. Since our NAV per unit can vary from quarter to quarter, if our board of managers continues to authorize daily distributions at an annualized rate that is based on our most recently determined NAV per unit, it is likely that the per unit dollar amount of distributions paid to our unitholders will similarly vary. For the year ended December 31, 2023, we paid distributions to unitholders for the months of January through June 2023, but we did not pay the distributions on our regular cadence and instead paid some of the distributions months after the month to which the distributions related. We did not resume the payment of regular monthly distributions for the year ended December 31, 2024, but paid two special distributions to unitholders in February and March 2024. No distributions have been paid since the two special distributions. We cannot provide any assurances as to when or if we will pay any additional distributions to our unitholders.

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

As of December 31, 2025, we were not engaged in any hedging transactions. If we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation for any given investment at an acceptable price.

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

If any future debt arrangements are collateralized with shares of the Company’s subsidiary that holds all of the Company’s assets, and if we default on our payments, our credit holders will have rights against such collateral, thereby reducing our asset base and the income we receive from such investments. As of December 31, 2025, we had approximately $2.9 million in total debt outstanding, solely related to the repurchase obligation (see Note 5. Contingencies and Related Parties for additional information).

We may enter into and have entered into financing arrangements involving balloon payment obligations, which may adversely affect our ability to make distributions to our unitholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original financing. The effect of a refinancing could affect the rate of return to our unitholders. In addition, payments of principal and interest made to service our debts, including balloon payments, may reduce our ability to make distributions to our unitholders. As of December 31, 2025, we had approximately $2.9 million in total debt outstanding, solely related to the repurchase obligation (see Note 5. Contingencies and Related Parties for additional information).

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

All of our fixed-income investments are subject to the risk that a borrower will fail to repay a portion or all of periodically scheduled interest and/or principal payments. When this occurs, we fail to realize expected income and, in some instances, this has resulted and may continue to result in a write-down of the value of under-performing loans as well as our net asset value. As of December 31, 2025, we had 22 borrowers who had failed to repay principal and interest and were included on our Watch List. Please see the Watch List Investments section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the Watch List.

Prepayments by our borrowers could adversely impact our operating results, reducing total income and increasing the number of investments the Company will have to execute.

We are also subject to the risk that investments that we make may be repaid prior to scheduled maturity. In such an event, we will generally use proceeds from prepayments first to repay any borrowings outstanding on any line of credit, if we have any outstanding. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in short-term securities, pending their future investment in new investment instruments. These short-term securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our operating results could be materially adversely affected if one or more of our borrowers elect to prepay amounts owed to us. For the years ended December 31, 2025 and 2024, we did not receive any such material prepayments.

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

Our investment strategy contemplates investing primarily in debt and equity instruments issued by foreign companies. During 2025 and 2024, we had existing loans to companies located in Argentina, Botswana, Brazil, Cabo Verde, Cameroon, Chile, Ecuador, Hong Kong, Indonesia, Kenya, Malaysia, Mexico, Namibia, Netherlands, Nigeria, Peru, Romania, Singapore, and Uganda. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include the economic disruption and changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Moreover, actions by the U.S. government, including changes in trade policy, tariffs, tax laws, sanctions, or restrictions on specific countries or companies, as well as geopolitical developments such as the Russia-Ukraine war and conflicts and instability in the Middle East, could adversely affect the profitability of our non-U.S. investments.

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

•

Geopolitical Risk: Given that we invest in developing economies, there is a possibility of nationalization, expropriation, unfavorable regulation, economic, political, or social instability, military conflict, including the conflict between Russia and Ukraine, continuing conflicts and instability in the Middle East, war, or terrorism which could adversely affect the economies of a given jurisdiction or lead to a material adverse change in the value of our investments in such jurisdiction. Furthermore, the current U.S. presidential administration has implemented tariffs and other trade restrictions on certain non-U.S. countries, and additional measures may be imposed in the future. Retaliatory actions taken by affected countries, or the escalation of broader trade disputes, could prohibit, restrict or discourage our ability to transact in or with counterparties in such jurisdictions and could materially and adversely affect our business, financial condition and results of operations.

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

For investments denominated in U.S. dollars, if the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals who have been placed on the sanctions list administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).  In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries or subject to certain sanction programs regardless of whether such individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us and our sub-advisors to identify sanctioned parties and prevent dealings with them or significantly restrict or limit investment activities in certain jurisdictions. Furthermore, President Trump's imposition of tariffs on such non-U.S. countries and any retaliatory measures taken by those countries may prohibit or discourage us from transacting with or in those countries.

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

Whether a company is an investment company can involve analysis of complex laws, regulations and SEC staff interpretations. We intend to conduct the Company’s operations so as not to become subject to regulation as an investment company under the Investment Company Act. So long as the Company conducts its businesses directly and through its wholly-owned or majority-owned subsidiaries that are not investment companies and neither the Company nor the wholly-owned or majority-owned subsidiaries hold themselves out as being engaged primarily in the business of investing in securities, the Company should not have to register. The securities issued by any subsidiary that is excepted from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other “investment securities” (as used in the Investment Company Act) its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). In other words, even if some interests in other entities were deemed to be investment securities, so long as such investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no other exemption from registration was available, then that entity might be required to register as an investment company.

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

Our units are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, our unitholders should not rely on our unit repurchase program as a method to sell units promptly because our unit repurchase program includes numerous restrictions that limit the unitholders’ ability to sell their units to us, and our board of managers may amend, suspend or terminate our unit repurchase program at any time. In particular, the unit repurchase program provides that we may make repurchase offers only if our unitholders have held our units for a minimum of one year, we have sufficient funds available for repurchase from our DRP and to the extent the total number of units for which repurchase is requested in any 12 month period does not exceed 5% of our weighted average number of outstanding units as of the same date in the prior 12 month period. Therefore, it will be difficult for our unitholders to sell their units promptly or at all. We were not able to fulfill all repurchase requests submitted during the year ended December 31, 2022 because they exceeded the limitations of the program and we repurchased a pro rata amount of the unitholders’ requests. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The private placement was terminated on November 29, 2024. The Company's unit repurchase program has been reinstated effective September 1, 2024, solely with respect to repurchase requests made in connection with the death or disability of a unitholder. However, per the terms of the unit repurchase program, we generally limit redemptions to the proceeds from the issuance of additional units under the DRP.  We have not paid distributions since we paid two special distributions in early 2024, so there have not been any distributions to reinvest pursuant to the DRP, and accordingly, no DRP proceeds to fund repurchases under the unit repurchase program. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information. If our unitholders are able to sell their units, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell units to someone in those states.

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

Our unitholders will incur immediate dilution, which will be substantial, equal to the costs of any offering associated with the sale of units. This means that the investors who have or will purchase units will pay a price per unit that substantially exceeds the amount available with which to purchase assets and therefore, the value of these assets upon purchase. As of December 31, 2025, we have incurred a cumulative total of approximately $17.3 million in offering costs which have been reimbursed to our Sponsor.

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

Our unitholders do not have preemptive rights. If, as expected, we engage in a subsequent offering of units or securities convertible into units, issue units pursuant to our DRP or otherwise issue additional units, investors who purchase units in this offering who do not participate in those other securities issuances will experience dilution in their percentage ownership of our outstanding units. Furthermore, unitholders may experience a dilution in the value of their units depending on the terms and pricing of any unit issuances and the value of our assets at the time of issuance.

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

Terrorist acts, military conflicts, acts of war, geopolitical instability or national disasters have resulted in, and may continue to result in, significant economic and political uncertainty and global economic instability. Such risks include, among others, the ongoing conflict between Russia and Ukraine and related sanctions and other restrictive measures; conflicts involving Iran, Israel, and the United States of America; disruptions to global shipping and trade routes, including in the Red Sea region, heightened tensions involving China and Taiwan, and other evolving geopolitical conditions. Future terrorist activities, civil war, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties in the regions in which we may invest, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. With increasingly sophisticated cybersecurity threats and attacks becoming more frequent globally, we are more susceptible to operational and information security risks resulting from breaches in cybersecurity. The primary risks that could directly result from the occurrence of a successful cyber incident include operational interruption, damage to our reputation and business relationships, and compromise or corruption of our confidential information.  In addition, our third-party service providers, including contractors, consultants, custodians, administrators, sub-advisors, borrower companies, suppliers with whom we conduct business are also subject to cybersecurity threats. In many cases, we must rely on the controls and safeguards put in place by such third parties to defend against, respond to, and report these incidents, and we cannot provide any assurances that confidential information will not be compromised should they become exposed to a cybersecurity incident. See "Part I, Item 1C. Cybersecurity" for information about our cybersecurity policies and practices.

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

The Company’s Co-Chief Information Officers are the members of the Company’s management principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Co-Chief Information Officers work in coordination with the other members of the IRT, which includes our Co-Chief Information Officers, our Chief Operating Officer, and their designees. The Company’s Co-Chief Information Officers have each served in various roles in information technology and information security for over 30 years, including in leadership positions with both small and large companies. The Co-Chief Information Security Officers each have extensive knowledge in technology and cybersecurity. The Company’s President, Chief Financial Officer, Chief Operating Officer, and Chief Compliance Officer each hold undergraduate, and, in some cases, graduate, degrees in their respective fields, and each has substantial experience in overseeing and managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats.

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

ITEM 2. PROPERTIES

We do not own or lease any properties. Our administrative and principal executive offices, which are located at 1230 Rosecrans Avenue, Suite 602, Manhattan Beach, CA 90266, are leased by our Sponsor.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2025, the Company was not a defendant in any material litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Net Asset Value

There is no public trading market for our units.

We determine our net asset value on a quarterly basis. Our net asset value is determined by our board of managers based on the input of 1) our Advisor, 2) our audit committee, 3) an opinion of a third-party independent valuation firm as to the reasonableness of our internal estimates of fair value of selected investments and, 4) if engaged by our board of managers, one or more independent valuation firms. We may value our investments using different valuation approaches. We calculate our net asset value per unit by subtracting total liabilities from the total value of our assets on the date of valuation and dividing the result by the total number of outstanding units on the date of valuation. Our board of managers has determined our estimated net asset value, as of December 31, 2025, to be approximately $5.71 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as compared to approximately $5.89 per Class A, Class C, Class I, Class W, Class Y, and Class Z unit as of December 31, 2024. The decrease of approximately $0.18 in the estimated net asset value from December 31, 2024 to December 31, 2025 was primarily due to recent settlements of several investments, the majority of which were past-due after multiple extensions of the original maturity date. The Company diligently worked with the borrowers and other stakeholders in an effort to reach an outcome that would be in the best interest of its unitholders. Although these settlements negatively impacted the net asset value, after consideration of potential alternative outcomes, the Company determined to proceed with these settlements because the Company believed that it was in the best interest of the unitholders.

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

We are offering up to $40 million in Class A, Class C, Class I, Class W and Class Y units pursuant to our DRP to the investors who have purchased units in the Offering. On March 7, 2018, our board of managers approved an amendment to our DRP, pursuant to which units issued pursuant to the DRP are being offered at the price equal to the net asset value per unit of each class of units most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment. Prior to the amendment of our DRP, units were issued pursuant to the DRP at a price equal to the greater of $9.025 per unit or the net asset value per unit of each class, as most recently disclosed by the Company in a public filing with the SEC.

As of December 31, 2025, there were 18,303,344 Class A units outstanding held of record by 3,788 persons, 7,759,823 Class C units outstanding held of record by 1,900 persons, 10,582,818 Class I Units outstanding held of record by 1,949 persons, 24,555 Class W units outstanding held of record by four persons, 2,683,015 Class Y units outstanding held of record by 226 persons, and 8,423,851 Class Z units outstanding held of record by two persons. There were no outstanding options or warrants to purchase, or securities convertible into, our units.

Distributions

We have not paid any distributions since early 2024. We may pay distributions pursuant to the terms of our operating agreement on a monthly basis when declared by our board of managers. From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will continue to make distributions at a specific rate or at all. Generally, our policy is to pay distributions from cash flow from operations. However, our organizational documents permit us to pay distributions from any source, including borrowings and offering proceeds, provided, however, that no funds will be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. We have not established a cap on the use of offering proceeds to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for investments and unitholders’ overall returns will be reduced.

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

From July 2013 through June 2023, the Company paid monthly distributions for all classes of units. The Company did not pay regular monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. Although the Company did not pay regular monthly distributions for periods subsequent to June 2023, the Company paid two special distributions in February and March 2024 totaling approximately $4,181,000. For the year ended December 31, 2025, no distributions were paid.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2025, we did not issue any unregistered units.

Unit Repurchase Program

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we have conducted (prior to the suspension of the program in 2023) quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit our unitholders’ ability to sell their units. Additionally, we have no obligation to repurchase units if the repurchase would violate the restrictions on distributions under federal law or Delaware law, and all units to be repurchased under the program must be fully transferable and not be subject to any liens or other encumbrances and free from any restrictions on transfer. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our DRP. We have not paid any distributions since early 2024, so there have not been any distributions to reinvest pursuant to our DRP, and accordingly, no DRP proceeds to fund repurchases under the unit repurchase program. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

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

For the year ended December 31, 2025 and 2024, no repurchase requests were fulfilled.

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

Distribution Reinvestment Plan

We have adopted the DRP pursuant to which our unitholders who have purchased units in the Offering may elect to have the full amount of their cash distributions from us reinvested in additional units of the same class. On March 7, 2018, our board of managers approved an amendment to our DRP, pursuant to which, commencing with distributions declared for the month of March 2018, units issued pursuant to the DRP are issued at the price equal to the net asset value per unit of each class of units, as most recently disclosed by the Company in a public filing with the SEC at the time of reinvestment.

Following the termination of the Offering, we continued to offer units pursuant to our DRP. Although there are no distribution fees that are paid for any Class C units sold pursuant to the DRP, distribution fees have been and may be paid on an ongoing basis for Class C units sold pursuant to other Company offerings. Because distribution fees payable with respect to Class C units sold in other offerings are paid from and reduce the amount available for distribution on all Class C units, distributions will be reduced for Class C units purchased pursuant to the DRP. This will result in lower cash distributions with respect to the Class C units than the cash distributions with respect to Class A and certain Class I units. We may amend, suspend or terminate the DRP at our discretion.

For the period from June 12, 2013 through December 31, 2025, we issued 8,179,306 units totaling approximately $66,897,000 of gross offering proceeds pursuant to our DRP.

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

For the year ended December 31, 2025, we did not issue any units through the private placement or the DRP. As of December 31, 2025, $21,439,000 in units remained available for sale pursuant to the DRP, which was temporarily suspended effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. In addition, the Company's unit repurchase program was suspended effective April 1, 2023. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. Due to the terms and limitations of the unit repurchase program, no units have been repurchased since the program was reopened in September 2024.

From our inception through December 31, 2025, we issued an aggregate of approximately 56,404,000 of our units, including 8,179,306 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000. We have not issued any units since the first quarter of 2023.

Outlook

Over the past several years, the global economy weathered tighter monetary policy triggered by high inflation better than most economists originally forecasted, particularly the United States. However, growth expectations were modestly revised downward during the year ended December 31, 2025. Many of the Company’s borrowers experienced significant negative effects during the 2020 - 2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Fortunately, most supply side conditions normalized in 2023, providing some economic relief to borrower companies. However, the combination of pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the fact that many borrower companies continue to struggle to recover from the compound impact of approximately three years of economic hardship stemming from the COVID-19 pandemic from 2020 to 2022, while current macroeconomic conditions are not strong enough for borrower companies to achieve a rapid and significant recovery in operating performance. The U.S. government has imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain non-U.S. countries have imposed or may impose retaliatory tariffs. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. Such uncertainty may be further exacerbated by ongoing geopolitical tensions and conflicts, including the continuing Russia-Ukraine conflict, conflicts and instability in the Middle East, and broader geopolitical competition among major global economies, which have contributed to volatility in global energy markets, supply chains, commodity prices and financial markets. These developments, and the continued uncertainty, may have a material adverse effect on global economic conditions and the stability of global financial markets. As of December 31, 2025, material direct effects on the Company's borrowers have been limited to a few select cases, as many announced tariffs remained suspended through the end of 2025. The Company’s NAV per unit decreased by approximately $0.18 as of December 31, 2025, compared to the NAV per unit as of December 31, 2024. The decrease in net asset value per unit resulted from further unrealized losses for some of the Company's most impaired borrowers who have struggled to regain their footing since the COVID-era supply chain breakage normalized three years ago. While inflation trends eased in many developed economies, the persistence of core inflation and uncertainty around monetary policy timing continues to contribute to a fragmented global outlook. In developing economies, macroeconomic conditions varied widely, with some regions benefitting from earlier monetary easing and others still constrained by weak external demand. However, with respect to the unrealized losses recorded during the year ended December 31, 2025, we do not believe that specific macroeconomic conditions were not the primary driver directly affecting the relevant borrowers.

As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, with the exception of special distributions paid to unitholders in February 2024 and March 2024, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. In addition, the Company’s unit repurchase program, which was suspended effective April 1, 2023, has been reinstated, but only with respect to repurchase requests made in connection with the death or disability of a unitholder and remains subject to the other terms and limitations of the program, which generally limit funds available for redemption to proceeds from our DRP. Since we have not paid distributions since early 2024, there have not been any proceeds from our DRP. Our NAV per unit as of December 31, 2025 is higher than it would have been if the Company had paid regular monthly distributions during the year ended December 31, 2025.

The Company intends to continue exploring and pursuing multiple strategies in order to address its liquidity needs, which may include the sale of all or a portion of certain investments and seeking to obtain new credit facilities. For example, during the year ended December 31, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C. to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company's Advisor, for a sale price of $1.0 million, as well as entered into multiple settlement agreements, which are expected to close and provide the Company with liquidity in 2026. There can be no assurances as to when or if the Company will receive payment with respect to these settlement agreements.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of December 31, 2025, some of our investments were in the form of participations, and we expect that some of our future investments will continue to be in the form of participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for certain participations generally is the respective sub-advisor or its affiliate that originates the loan in which we are participating. In such case, we will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

Floating Interest Rates

As of December 31, 2025, 2.8% of the fair value of the Company’s total investments bore interest at floating rates based on the Secured Overnight Financing Rate (“SOFR”), serving as an alternative rate designated by the Company following the discontinuation of LIBOR, which was phased out completely in June 2023. In July 2023, the Company's legacy loans transitioned from LIBOR to Synthetic LIBOR, which was in effect until September 30, 2024. The Company's legacy loans have transitioned to SOFR following the complete phase-out of LIBOR as of September 30, 2024.

The discontinuation of both LIBOR and Synthetic LIBOR and the use of alternative rates, such as SOFR, could result in interest rate decreases on our investments, which could adversely affect our cash flow, operating results and ability to make distributions to our unitholders at expected levels or at all.

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

Portfolio and Investment Activity

During the year ended December 31, 2025, the Company did not make any new investments. Additionally, we received proceeds from repayments and dispositions of investment principal of approximately $8.5 million.

During the year ended December 31, 2024, the Company did not make any new investments. Additionally, we received proceeds from repayments and dispositions of investment principal of approximately $14.4 million.

At December 31, 2025 and 2024, the Company’s investment portfolio included 28 companies, and the fair value of our portfolio was comprised of the following:

	As of December 31, 2025		As of December 31, 2024
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$123,807,284	47.2%	$121,679,322	45.3%
Senior secured term loan participations	71,371,727	27.2%	78,156,693	29.1%
Senior secured trade finance participations	26,493,018	10.1%	27,665,139	10.3%
Convertible notes	29,092,471	11.1%	25,387,189	9.5%
Other investments	11,451,817	4.4%	13,054,395	4.9%
Equity warrants	—	0.0%	2,466,534	0.9%
Total investments	$262,216,317	100.0%	$268,409,272	100.0%

As of December 31, 2025, the weighted average contractual yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 9.7%, 14.3%, 16.1%, and 11.8%, respectively, for a weighted average contractual yield on investments of approximately 13.5% on our total portfolio.

As of December 31, 2024, the weighted average contractual yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 7.6%, 13.3%, 15.6%, and 11.8%, respectively, for a weighted average contractual yield on investments of approximately 12.6% on our total portfolio.

Concentration Limits

The Company is subject to the following concentration limits:

•	Maximum 45% regional exposure

•	Maximum 20% country exposure

•	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the aggregate of all outstanding principal balances on our investments and our cash balances on the date of investment. As of December 31, 2025 and 2024, the Company was in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has a material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At December 31, 2025, 19 portfolio companies were on non-accrual status with an aggregate fair value of approximately $134,642,632 or 51.3% of the fair value of the Company’s total investments. At December 31, 2024, 14 portfolio companies were on non-accrual status with an aggregate fair value of approximately $100,342,070 or 37.4% of the fair value of the Company’s total investments. As of December 31, 2025 and 2024, the Company had 22 and 19 Watch List investments, respectively, representing 57.1% and 57.2%, respectively, of the fair value of the Company's total investments.

As of December 31, 2025, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Twelve Months Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Trustco Group Holdings Ltd. (3)	$18,717,631	$18,029,698	$—	N/A	Collateral based approach	$681,842	$654,877	$2,664,897	$2,566,343
Maritime One Limited (1)	1,754,281	1,668,687	29,719	N/A	Income approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	5,834,471	6,040,979	—	N/A	Income approach	—	—	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,670,694	4,252,363	1,347,047	N/A	Collateral based approach	—	158,216	311,272	629,424
IIG TOF B.V. (2), (3)	5,883,971	3,124,260	—	N/A	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd.(3)	21,799,281	19,025,670	1,513,671	N/A	Income approach	737,527	686,878	2,949,503	2,666,253
Ecsponent Holdings Limited (1), (3)	5,601,000	1,777,308	—	Scipion	Hybrid income/collateral based approach	190,692	198,894	777,054	829,740
Producam S.A. (3)	16,077,863	13,525,607	—	N/A	Income approach	501,546	456,660	1,921,976	1,754,571
Multiple ICD (Kenya) Limited (3)	15,092,408	3,099,538	—	N/A	Collateral based approach	711,987	695,464	2,751,153	2,780,444
Agilis Partners Holding LLC (1)	828,540	694,668	27,102	Origin	Income approach	—	—	—	—
Agilis Partners	15,361,873	12,676,945	2,239,301	Origin	Income approach	—	—	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,250,194	764,426	—	N/A	Collateral based approach	—	—	—	—
Limas Commodities House Limited (3)	22,219,565	14,551,857	—	N/A	Income approach	922,134	822,016	3,506,761	3,133,994
Vikudha Malaysia Sdn Bhd (3)	18,484,703	4,019,175	—	N/A	Hybrid income/collateral based approach	700,196	652,630	2,706,534	2,529,286
Cevher International B.V. Netherlands (3)	8,020,009	11,036,073	897,707	CCL	Income approach	91,453	—	1,755,890	—
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (1), (3)	4,424,931	2,674,069	—	N/A	Collateral based approach	132,871	132,871	527,151	528,596
Lidas SRL (3)	6,836,622	6,982,214	2,159,477	N/A	Income approach	450,158	—	450,158	—
PT Citra Labuantirta (3)	15,000,000	12,949,836	8,368,416	N/A	Hybrid income/collateral based approach	735,563	—	735,563	—
Dock Brasil Engenharia E Servicos S.A. (3)	8,079,450	5,520,952	—	TRG	Income approach	351,007	—	351,007	—
Grupo Surpapel (1), (3)	5,966,448	2,520,135	—	Origin	Income approach	273,719	—	547,592	—
Total Watchlist	$214,338,306	$149,682,932	$16,582,440			$6,480,695	$4,458,506	$21,956,511	$17,418,651

1

Investments with a fair value equal to less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2025. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2025 is presented below.

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

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including 5 of the 22 Watch List investments as of December 31, 2025. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of December 31, 2025 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Since then, there have been several iterations of the settlement terms, with each set of terms representing slightly better terms for the lenders. The final restructuring proposal was submitted on December 31, 2024. On July 31, 2025, the court approved the restructuring plan. The Company received the first payment of the settlement proceeds as expected in early October 2025. The second payment was subsequently received in February 2026 as expected. As the Company continued to receive settlement payments, an increase in fair value of approximately $884,000 was recognized as a result of the quarterly valuation during the year ended December 31, 2025.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account. As of December 31, 2025, the creditors continue to work with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Sancor Cooperativas Unidas Limitada

In April 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company did not receive any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. During the year ended December 31, 2021, Sancor was engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower. The Company is cooperating with the lender group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt. In July 2024, a joint liquidation agreement for the warrants was executed between Sancor and the creditor group, providing for the immediate liquidation of 70% of the warrants, the proceeds of which were to be transferred to the creditors, with the remaining warrants to be liquidated, deposited into an escrow account, and paid in four equal installments starting in September 2024. In August 2024, a deposit of approximately $500,000 was transferred to an Argentinean escrow agent to be held for 9 to 12 months on behalf of all creditors, with a currency hedge in place. While a partial payment of $150,000 was paid in September 2024, Sancor has not fulfilled its installment obligations as agreed per the joint liquidation agreement. In the aggregate, Sancor has paid only approximately $650,000 of the $2.2 million owed through 2024 to the escrow account in Argentina. As a result, counsel arranged for the auction of the warrants to be recommenced. However, in December 2024, Sancor requested to pause the auction process in exchange for an immediate payment of $80,000. In the interest of providing Sancor with further time to repay the debt, counsel to the lender group agreed. Sancor deposited $40,000 into the escrow account in December 2024 and advised that a second payment of $40,000 would be forthcoming in 2-3 weeks. Payment was never received, so counsel to the lender group once again began the process of auctioning the warrants. While the auction was expected to begin in the first half of 2025, in early February 2025, Sancor filed for concurso preventivo protection (equivalent to a U.S. Chapter 11 bankruptcy filing) in Argentina. In June 2025, the Company, as part of the lender group, filed claims in the concurso proceeding, and in August and September 2025, Sancor filed objections to the claims. In September 2025, the Argentine court granted an extension for the concurso deadlines, extending the exclusivity period to February 9, 2026. The court further extended the timeline during the fourth quarter of 2025, setting the next deadline in May 2026. Counsel to the lender group intends to meet in-person with the judge and bankruptcy trustee in the near future. Due to the ongoing uncertainty as to the Company's ability to recover amounts due to it by Sancor, a decrease in fair value of approximately $144,000 was recognized during the year ended December 31, 2025.

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

As noted above, IIG TOF B.V. was declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the risk created by the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. On July 25, 2024, the Company received $75,000 from the U.S. Attorney’s Office as part of a restitution settlement with David Hu and was notified that a restitution settlement with Martin Silver is still in process. On August 29, 2025, the Company received $40,726 from the U.S. Attorney’s Office as further recovery from the restitution settlement with David Hu. The Company also received immaterial proceeds in February 2026 in connection with a settlement involving Martin Silver’s spouse. As of December 31, 2025, the creditors continue to work with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon-based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company, and the restructuring process was finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value of the investment decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no accrued interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. As of December 31, 2025, recovery is expected to come primarily from the legal claim filed in the UK courts against the collateral manager and its insurer. Due to ongoing delays, a decrease in fair value of approximately $994,000 was recognized during the year ended December 31, 2025.

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

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies Ecsponent is a part of and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent. The Company remains in close contact with Ecsponent’s CEO, the group’s creditors and judicial administrators in Botswana to reach an agreement, which the Company expected to progress in future quarters. During a conversation with Ecsponent’s CEO during the three months ended June 30, 2025, the Company learned that Ecsponent will pursue a liquidation, in which case, the Company will make a creditor’s claim. In November 2025, an Ecsponent investor submitted an intervention application, effectively pausing the liquidation process. The Company continues to monitor the progress of the liquidation filing. As a result of the ongoing uncertainty regarding a portion of the payment expected to be covered through an insurance claim, a decrease in fair value of approximately $660,000 was recognized during the year ended December 31, 2025.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower. During 2025, Origin, the borrower, and the Company continued working toward a comprehensive restructuring of Agilis’ capital structure in connection with a potential merger of Agilis with two other farms in Uganda owned by a prospective investor. In January 2026, the relevant parties executed a restructuring term sheet establishing the framework for the refinancing and restructuring of Agilis’ capital structure, including the potential conversion of a portion of lender exposure into equity interests and the separation of land ownership from operating activities. The parties are currently negotiating definitive documentation to implement the restructuring, which is expected to close in 2026, but there can be no assurance that it will close in that timeframe or at all. Similarly, there can be no assurance as to when the Company's investment in the facility will be repaid. Due to ongoing delays, a decrease in fair value of approximately $762,000 was recognized during the year ended December 31, 2025.

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

In the third quarter of 2024, Surpapel encountered significant challenges due to an ongoing energy crisis in Ecuador, driven by the country’s dependence on hydroelectric power amid severe drought conditions. As a result, Surpapel asked for a six-month deferral of two principal repayments due in December 2024 and June 2025. During the fourth quarter of 2024, the Company, along with the lender group, began working with Surpapel on a proposed debt rescheduling plan.

At the request of the Company’s syndicate, Surpapel engaged FTI Consulting to serve as financial advisor to support a potential sale process. During the year ended December 31, 2025, Surpapel continued to experience liquidity constraints that limited its ability to operate at scale. As the lender group was not positioned to provide additional rescue financing, a sale of the senior secured debt was explored as an alternative path to recovery. An Ecuadorian packaging company emerged as the lead buyer and provided Surpapel with limited short-term working capital while it conducted its due diligence. In December 2025, the lender group and the buyer executed a binding memorandum of understanding outlining the agreed framework for the acquisition of lenders’ economic interests in the syndicated debt. The parties are currently working toward completion of the transaction; however, there can be no assurance the transaction will close within the expected timeframe or at all. Accordingly, a decrease in fair value of approximately $4.3 million was recognized during the year ended December 31, 2025. The Company expects that all or a portion of the proceeds recognized from such transaction will be used to repay a participation interest in a term loan (see Note 5. Contingencies and Related Parties for additional information).

Investments through CEECAT Capital Limited & CCL Investments SARL ( “ CCL ” ) as the Sub-Advisor

Cevher International B.V. Netherlands

In February 2019, the Company purchased an $8,275,000 Participation in a term loan facility with Cevher International B.V. Netherlands (“Cevher”), a Netherlands-domiciled company that wholly owns Cevher Jant Sanayii A.S., a manufacturer of aluminum alloy wheels in Türkiye. In early 2024, Cevher experienced liquidity and operational challenges due in part to significant inflation in Türkiye, which reached 68.5% in March 2024. This sharp rise in inflation led the aluminum workers' union, which represents Cevher factory employees, to impose substantial wage increases.  On September 30, 2025, the Company and Cevher executed a term sheet outlining a potential discounted cash settlement of the Company’s exposure, which contemplated repayment funded in part by a potential investment in Cevher by a strategic investor. In January 2026, the strategic investor withdrew from negotiations in connection with the potential investment. Subsequently, the Company and Cevher agreed on an amended settlement and continue to evaluate strategic alternatives. Cevher is also pursuing a potential initial public offering in Türkiye, which could provide a source of liquidity for repayment of the Company’s loan. The settlement framework was reflected in the fair value of the loan for the year ended December 31, 2025. Accordingly, the Company recognized an increase in fair value of approximately $893,000 for the year ended December 31, 2025.

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

In early 2025, Dock Brasil’s shareholders initiated a sale process led by BroadSpan Capital ("BroadSpan"). Although multiple bids were received, only two of the bids were considered by BroadSpan to be reasonable. After an initial bid  from a leading publicly listed Brazilian offshore maritime services company, Dock Brasil countered and sought superior offers from the second bidder. Late in the third quarter of 2025, the Company learned that the second bidder withdrew from contention as a potential purchaser. The Company consented to the sale to the Brazilian offshore maritime services company to facilitate an orderly exit. In November 2025, the Company and Dock Brasil’s shareholders agreed to a settlement allocating $73 million Brazilian reais (approximately US$14.1 million based on the exchange rate on December 31, 2025) of the sale proceeds to the Company. As of December 31, 2025, the sale continues to progress and is expected to be finalized during the first quarter of 2026.  As a result of this settlement, a decrease in fair value of approximately $4.3 million was recognized during the year ended December 31, 2025.

Other Investments

Trustco Group Holdings Ltd

In January 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Trustco Group Holdings Ltd (“Trustco”), a Namibia based group operating a diversified set of business lines including property development, financial services (insurance, retail banking), education, and diamond mining. Repayment on this position has been slower than originally anticipated, largely due to a slowdown in the local real estate market. Helios actively worked with the borrower to restructure the facility, but as this proved challenging, Helios issued a notice of default and acceleration notice to Trustco along with launching initial legal proceedings on April 15, 2020. A demand was also made against Elisenheim as guarantor in respect of Trustco’s obligations to Helios as described below. In addition to recourse against Trustco, Helios has the benefit of a security interest in property owned by the guarantor. During the fourth quarter of 2021, an initial judgment was issued in Helios’ favor in the UK and Trustco appealed the court’s decision and the requirements to deposit the full outstanding balance into an escrow account. This appeal was dismissed in February 2022, and the Company's next step is to seek enforcement of the UK judgment in Namibia. On July 31, 2024, the local court ordered Trustco to pay Helios a total amount of 636,410.18 in Namibian dollars (approximately US$35,870) as payment for Helios to defend Trustco's legal action, which was ultimately dismissed. This will be applied toward incurred costs and future retainer for the advocate for work going forward. The Trustco enforcement proceeding hearing was held on March 18 and 19, 2025. Following the hearing, the judge indicated that a judgement was expected to be handed down by the end of July 2025. Subsequently, the judge postponed her judgement until September 19, 2025, to follow the Elisenheim hearing. On September 24, 2025, the judge granted Helios’ application to have the UK judgement recognized and enforced in Namibia. As expected by counsel, Trustco filed an appeal, and counsel filed to oppose in December 2025. Counsel continues to pursue the enforcement process and corresponding options.

A trial was held for the Elisenheim property case in Namibia from June 24, 2024 to July 5, 2024. The judge ruled in favor of the Company via Helios, and a hearing was set for July 14, 2024 during which the judge determined that the judge presiding over the case to enforce the UK judgement in Namibia should first rule on the referral relief. A case management meeting for the UK Trustco case was held on December 10, 2023, and a hearing was set for July 31, 2024 during which the judge gave Trustco time to determine if they would bring an application for leave. At a subsequent hearing held on November 28, 2024, the judge set trial dates from September 2 to September 12, 2025. Trustco submitted an application for dismissal of the Company’s claim, which was dismissed by the court, after which Trustco formally requested a postponement of the remainder of the trial and was granted postponement until January 2026. A procedural issue delayed the trial again with the next hearing set for June 2026. Due to the increase in value of the Namibian dollar as of December 31, 2025, an increase in fair value of approximately $1.5 million was recognized for the year ended December 31, 2025.

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

The borrower received a term sheet subsequent to the fourth quarter of 2021 to support its performance against its obligations, which requires an $8 million payment in exchange for a partial forgiveness of debt ("Tranche 1") and restructured amortization profile ("Tranche 2"). An extension was granted to the borrower to meet this requirement and while the borrower was able to secure a loan facility from a local bank for the payment, it was funded in Naira, which is a difficult currency to convert to USD. As of June 30, 2023, approximately 3 billion Naira were converted and paid, completing Tranche 1 requirements. The Company began to service the remaining loan in Tranche 2 with a payment in September 2023. An agreement on the final terms of the full restructuring was reached in the fourth quarter of 2023. The borrower has continued servicing the debt since the restructuring was completed. As a result, an increase in fair value of approximately $425,000 was recognized during the year ended December 31, 2025.

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

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the collateral, which primarily consists of a land parcel in Ecuador. Due to the recent instability in Ecuador, the value of the land has decreased. The instability in Ecuador has improved; however, real estate prices remain relatively low. During the second quarter of 2024, the Company engaged several brokers on a non-exclusive basis to begin marketing the property for sale. In June 2025, the Company filed a hecho relevante (relevant fact) notification with the Superintendencia de Compañías (Superintendent of Companies, or "SIC") to formally inform the authority about the existence of our defaulted debt, which WinRep failed to report in its financial statements used to raise bond financing. Our local counsel then met with the Intendente Nacional de Mercado de Valores (National Intendant of the Stock Market) to provide further context. At the intendant's request, our loan documentation with the borrower was submitted to the SIC as evidence of the Company's debt. During the third quarter of 2025, the SIC initiated an internal investigation and requested further information from the trustee regarding the debtors, with a report expected during the second quarter of 2026. As a result of the ongoing delay, a decrease in fair value of approximately $220,000 was recognized during the year ended December 31, 2025.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore-based diversified commodities trading company. TransAsia Private Capital Ltd. ("TransAsia"), the sub-advisor for the Triton investment, informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility, and a restructuring agreement was executed on August 17, 2020. The Company further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it managed its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the year ended December 31, 2025, the borrower was able to modestly increase its trading business; however, considering the extended timeline anticipated for business ramp-up, the borrower is not expected to be able to provide debt service for the next 12 months. As a result of this delay in debt service, a decrease in fair value of approximately $304,000 was recognized during the year ended December 31, 2025.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and the borrower was able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a wind-up petition against the company’s Hong Kong-based parent company and loan guarantor. The Company issued a Reservation of Rights Letter to Vikudha in June 2022. Subsequently, in August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the wind-up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected. The borrower continues to provide updates on its efforts to repay the debt, including the recent launch of a trading business currently handling only modest shipments, which the borrower hopes to scale by 2026, and the borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes. As a result of the delays in restarting its non-credit business and the modest volumes of its new trading business, the expected maturity has been extended. Accordingly, a decrease in fair value of approximately $2.5 million was recognized during the year ended December 31, 2025.

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

The borrower has progressed slowly towards materially ramping up its trading activity. Progress is expected to accelerate following the government's issuance of production quotas in the third quarter of 2025. Part of the collateral package for this loan are proceeds from the Korean cases, which continue to be delayed. As a result, a decrease in fair value of approximately $528,000 was recognized during the year ended December 31, 2025.

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Limited ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak Fund Management Ltd, the sub-advisor for the MICD investment, has been actively seeking to restructure the loan facility with MICD and its other lenders. While the loan is no longer on standstill, the lenders are requiring additional progress with the negotiations to renew it. During the second half of 2024, progress on the restructuring stalled as there were parties potentially interested in acquiring MICD and Multiple Hauliers, a sister company. The ongoing uncertainty regarding the restructuring continued to increase the probability that MICD may be liquidated; however, in early 2025, the senior lenders agreed to meet with the Company to discuss a potential settlement of the mezzanine lenders’ debt. The Company met with DLA Piper, the senior lenders’ counsel, during the year ended December 31, 2025. As a result of Multiple Hauliers being put into Administration (a formal insolvency process), the lenders for MICD have been restricted from enforcing on those assets. The lenders have filed an appeal and requested the replacement of the administrator. During the year ended December 31, 2025, administrator appointments remained suspended pending court proceedings related to the administration process. Therefore, settlement of the Company’s debt will be delayed until there is progress on the senior lenders' enforcement. Due to these delays, a decrease in fair value of approximately $775,000 was recognized during the year ended December 31, 2025.

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

In 2022, Lidas began facing liquidity challenges, largely due to the impact of Russia’s invasion of Ukraine, which drove up input costs, particularly for wheat, a key raw material sourced significantly from both countries. To mitigate these challenges, Lidas received financial support from the Romanian government, with subsidies for budgeted expenses expected in 2023. In the second quarter of 2023, Lidas received approximately €2.0 million in government subsidies, followed by an additional €5.8 million in grants in July 2024. Despite this financial support, Lidas continued to face declining sales, primarily due to technical issues associated with the launch of its new production facility. Furthermore, a shortage of working capital led to a temporary suspension of new orders from the facility in 2024. As a result, Lidas has been unable to service its loan from the Company without raising equity to support further growth. In September 2025, Lidas entered into a court supervised restructuring process, in which the Company is actively participating. In November 2025, Lidas initiated a preventative composition proceeding with its creditors under Romanian law, which is comparable to a U.S. Chapter 11 bankruptcy filing, and a restructuring plan was circulated to creditors in early 2026. The Company is currently evaluating the proposal and coordinating with other creditors regarding next steps. Due to the ongoing uncertainty, a decrease in fair value of approximately $154,000 was recognized during the year ended December 31, 2025.

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

In September 2025, one of PT Citra’s suppliers filed a Penundaan Kewajiban Pembayaran Utang ("PKPU") claim (Indonesia’s equivalent to a U.S. Chapter 11 bankruptcy filing), which was granted by the court. Subsequently, the Company filed a claim that was recognized by the court.  PT Citra has appointed a financial advisor to prepare a restructuring plan for all creditors. As PT Citra’s largest creditor, the Company remains actively engaged in the process. As a result of the uncertainty introduced by the PKPU proceeding, a decrease in fair value of approximately $3.4 million was recognized during the year ended December 31, 2025.

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

The two borrowers were significantly impacted by COVID-19 and were not able to meet scheduled debt repayments since mid-2019. Due to the delays in the repayments, the Company, along with other lenders in the lending group, entered into a settlement agreement for the outstanding amount and termination of the transaction with the borrowers during the year ended December 31, 2023. With respect to the agreement, the Company planned to combine them as one equity participation and trade the collateral through a local agent. The Company owns 34.02% of the total settlement and has completed one trade. As of December 31, 2025, approximately $271,000 was recovered through cocoa sales by the local agent. As cocoa prices continued to decline toward normalized levels throughout 2025 and into the first quarter of 2026, the expected proceeds from cocoa sales correspondingly decreased. Accordingly, a decrease in fair value of approximately $276,000 was recognized during the year ended December 31, 2025.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of December 31, 2025. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. Our interest receivable balances at December 31, 2025 and 2024 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Investment income
Interest income	$2,155,237	$6,691,428
Payment-in-kind interest income	16,245,179	18,492,603
Fee income	36,577	485,906
Other income	68,766	184,788
Interest from cash	484	2,264
Total investment income	18,506,243	25,856,989
Expenses
Asset management fees	5,641,735	5,562,244
Professional fees	6,068,831	6,372,609
General and administrative expenses	1,021,952	1,462,370
Interest expenses	553,792	—
Board of managers fees	257,500	257,500
Total expenses	13,543,810	13,654,723
Net investment income	$4,962,433	$12,202,266
Net change in unrealized (depreciation) appreciation on investments	(7,361,847)	1,737,905
Net realized losses on investments	(6,094,524)	(1,471,793)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(8,493,938)	$12,468,378

Revenues

For the years ended December 31, 2025 and 2024, total investment income amounted to $18,506,243 and $25,856,989, respectively. The decrease was primarily attributable to the reclassification of income from certain investments in connection with the quarterly assessment of the net realizable value of interest receivable, which was the result of a decline in the overall fair value of certain debt investments. In addition, a few investments were placed on non-accrual status during the year ended December 31, 2025. Additionally, fee income decreased by $449,329 during the year ended December 31, 2025 compared to the same period in 2024, mainly due to the completion of amortization related to certain deferred revenue. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the year ended December 31, 2025, $1,100,009 or 5.9% of the interest income earned came from loan and trade finance participations and $14,158,506 or 76.5% came from direct loans. In addition, we earned $484 in interest income on our cash balances.

During the year ended December 31, 2024, $8,254,228 or 31.9% of the interest income earned came from loan and trade finance participations and $14,565,459 or 56.3% came from direct loans. In addition, we earned $2,264 in interest income on our cash balances.

Expenses

Total operating expenses, excluding the asset management and incentive fees, incurred for the year ended December 31, 2025 decreased by approximately $190,404 to $7,902,075 from $8,092,479 for the year ended December 31, 2024. This decrease was primarily attributable to lower reimbursements of consulting fees incurred in connection with an ESG analysis, which fees were paid by the Company's advisor on behalf of the Company, as well as reduced professional fees associated with certain investments, reflecting the Company's efforts to minimize overall costs during the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was partially offset by an increase in interest expense related to the repurchase obligation, (see Note 5. Contingencies and Related Parties for additional information), as interest began accruing after the related asset and corresponding liability were recognized on June 18, 2025.

For the years ended December 31, 2025 and 2024, the asset management fees amounted to $5,641,735 and $5,562,244, respectively. The incentive fees for each of the years ended December 31, 2025 and 2024 amounted to $0.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $6,094,524 and $1,471,793 for the years ended December 31, 2025 and 2024. We recorded net change in unrealized depreciation of $7,361,847 and net change in appreciation of $1,737,905 for the years ended December 31, 2025 and 2024, respectively. The net change in unrealized depreciation for the year ended December 31, 2025 was primarily driven by increased uncertainty regarding the future cash flows of certain investments and the Company’s strategic liquidation of certain investments to mitigate prevailing liquidity challenges.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2025, we had $54,612 in cash. The Company is in the process of realizing liquidity from the settlement of certain investments and expects to receive several million dollars in cash in the near term. Subsequent to December 31, 2025, the Company received $3.2 million, consisting of regularly scheduled payments and settlements. The Company expects to fund the payment of past and current operating and other accrued expenses with these proceeds. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. We have been facing liquidity constraints, primarily due to our borrowers experiencing challenges in their ability to repay amounts owed to us in a timely manner or at all, as described above under "Outlook." Until we are able to accumulate more cash, our primary use of our limited cash will be the payment of our expenses. While we currently anticipate payments on certain investments during 2026, there can be no assurances that anticipated payments will be made when expected or at all. We may determine to execute additional sales of all or a portion of our interest in one or more investments to increase liquidity from time to time.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the year ended December 31, 2025 decreased by $3.3 million compared to the prior year. This decrease is primarily driven by a $5.9 million reduction in proceeds from dispositions and investment paydowns of investments, attributable to delays in scheduled payments and the liquidation of certain investments through ongoing legal proceedings compared to the same period in 2024. This decrease was partially offset by a $2.8 million increase in accrued expenses, reflecting the Company's decision to delay payment of certain invoices.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the year ended December 31, 2025 increased by $4.2 million compared to the same period in 2024, primarily because no distributions were made for the year ended December 31, 2025.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby we sold a $5.0 million participation interest in one of our term loan positions and, as of March 31, 2023, we had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On March 21, 2023, the terms were amended. The repurchase date was extended to October 17, 2023, and the interest rate was increased to 11.5% per annum. The amendment also granted the buyer the right to elevate its position to a direct interest or sell the position to a third party. In October 2024, the agreement was further amended. The repurchase date was extended to June 18, 2025, subject to partial principal and interest payments. As of December 31, 2025, we had approximately $2.9 million in total debt outstanding, solely related to the repurchase obligation, resulting in a debt to equity ratio of 1.0%.

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

Distributions

We have paid monthly distributions commencing with the month beginning July 1, 2013 until December 31, 2022. For the year ended December 31, 2023, we paid distributions to unitholders for the months of January through June 2023, but we did not pay the distributions on our regular cadence and instead paid some of the distributions months after the month to which the distributions related. We have not resumed the payment of regular monthly distributions, but paid special distributions to unitholders in February and March 2024 totaling approximately $4,181,000.

 From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the year ended December 31, 2025, no distributions were made.

Related Party Transactions

For the years ended December 31, 2025 and 2024, the Advisor earned  $5,641,735 and  $5,562,244,  respectively, in asset management fees and $0 and $0 , respectively, in incentive fees.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of  December 31, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of  December 31, 2025 and 2024, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaled  $10,015 and  $0, respectively, including interest receivable of $49 and $0, respectively, accrued on such amounts. Amounts due from affiliates as of December 31, 2025 reflect the payment of certain operating expenses of an affiliate of the Advisor by the Company, which payments had not yet been reimbursed to the Company at December 31, 2025.

As of  December 31, 2025 and 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled  $917,251 and  $240,100, respectively, including interest payable of $14,853 and $0, respectively, accrued on such amounts. These balances reflect the Company’s obligation to reimburse affiliates of the Advisor for certain operating expenses of the Company that were initially paid by such affiliates.

Legal Proceedings

As of December 31, 2025, the Company was not a defendant in any material litigation.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during year ended December 31, 2025, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. As noted in prior quarters, the combination of COVID-19 pandemic period effects, in many cases, had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors made it more difficult for some borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. The Company believes that the central issue driving results is the legacy effect from borrower companies struggling to recover from the compound impact of approximately three years of economic hardship stemming from the COVID-19 pandemic from 2020 to 2022. However, as of 2025, macroeconomic conditions have modestly improved for most borrower companies, though improvement ultimately has been slow. Still, the Company has seen several borrowers improve, particularly in 2024 and into 2025, due in large part to the sustained improvement in supply side macroeconomic conditions over the last few years. The U.S. government has imposed, and may further increase, tariffs on certain countries and commodities. In response, some non-U.S. countries have imposed or may impose retaliatory tariffs. These actions and the resulting uncertainty surrounding U.S. trade and tariff policies, including ongoing dispute and negotiations with China, continue to be a critical near-term macroeconomic risk factor which could negatively affect the Company's borrowers. Additionally, ongoing geopolitical tensions and conflicts in various regions, including conflicts and instability in the Middle East, the continuing Russia-Ukraine conflict, and broader geopolitical competition among major global economies, have contributed to volatility in global commodity markets, energy prices, supply chains and financial markets. Any escalation of these conflicts, expansion of economic sanctions, or disruptions to global trade routes, shipping channels or energy supplies could adversely affect global economic conditions and international trade. Such developments may increase operating costs, disrupt supply chains or reduce demand in certain markets, which could in turn negatively impact the financial performance and repayment capacity of the Company's borrowers. As of December 31, 2025, the Company had observed only a few selected cases where borrowers were materially affected by specific macroeconomic conditions, other than general declines in business risk taking, capital investment, and some reduced availability of both debt and equity financing generally applicable to all of the Company's borrowers.

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

Because of its innate limitations, internal control over our financial statements is not intended to provide an absolute guarantee that a financial statement misstatement can be detected or prevented. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the year ended  December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Insider Trading Policy

The Company has no employees and is externally managed by its Advisor. The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. The insider trading policies and procedures adopted by the Company are applicable to all directors, officers, and employees of the Advisor that provide services to the Company. A copy of the Company's insider trading policy is filed herewith as an exhibit.

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

In addition to meetings of the various committees of the board, which committees we describe below, we expect our board of managers to hold at least four regular board meetings each year. During 2025, the board of managers held 4 meetings. Our board has the authority to pay compensation to independent managers in connection with services rendered to us in any other capacity.

Managers and Executive Officers

As of the date of this report, our managers and executive officers and their positions and offices are as follows:

Name	Age	Position
Gloria S. Nelund	64	Chairman of our Board of Managers, Chief Executive Officer, President and Affiliated Manager
Brent L. VanNorman	65	Chief Compliance Officer and Affiliated Manager
Scott T. Hall	55	Chief Operating Officer
Kun Yong Park	44	Chief Financial Officer
Paul Sanford	50	Chief Investment Officer
Terry Otton	72	Independent Manager
Cynthia Hostetler	62	Independent Manager
R. Michael Barth	76	Independent Manager

Gloria S. Nelund, Chairman, President and Chief Executive Officer

Gloria S. Nelund has served as our Chairman and Chief Executive Officer since our formation in April 2012, and became our President in December 2014. In addition, she has served as the Chairman and Chief Executive Officer of our Advisor since its formation in April 2012, President of our Advisor from December 2014 to August 2019, Chief Compliance Officer of our Advisor from November 2013 to February 2019, the Chairman and Chief Executive Officer of our Sponsor since its formation in August 2008, President of our Sponsor from December 2014 to October 2015, Chief Compliance Officer of our Sponsor from November 2013 to February 2019 and, served as our interim Chief Financial Officer from June 2024 to March 2025.

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

Ms. Nelund brings to us more than 45 years of experience in executive management of financial institutions, as well as deep expertise in the creation, sales and distribution of financial products within the wealth management community.

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

We believe that Ms. Nelund’s qualifications to serve as Chairman of our board of managers include her over 45 years of experience in the international asset management industry, including significant experience serving as CEO of multiple investment institutions. In addition, her experience as a pioneer in the development of social impact products for institutional and high net worth investors affords her a unique perspective on the evolving world of impact investing and these insights will be valuable to us.

Brent L. VanNorman, Esq., CPA, Chief Compliance Officer, Secretary, and Manager

Brent L. VanNorman has served as our Chief Compliance Officer and Secretary since October 2013 and as a Manager since December 2014. Mr. VanNorman served as our Chief Financial Officer from August 2014 to January 2019, as our Chief Operating Officer from August 2014 to January 2019, and as Interim Chief Financial Officer from October 2013 until his appointment as Chief Financial Officer in August 2014. In addition, Mr. VanNorman has served as President of our Advisor since September 2019. Mr. VanNorman also served as Chief Operating Officer of our Advisor from October 2013 to July 2018, and as Chief Financial Officer of our Advisor from November 2013 until December 2017. Mr. VanNorman has served as Chief Financial Officer of our Sponsor from November 2013 until December 2016, Chief Operating Officer of our Sponsor from November 2013 to July 2018. Mr. VanNorman also served as President of our Sponsor from November 2015 until June 2024. Mr. VanNorman became General Counsel of our Sponsor in June 2024 and continues in that part-time role as he transitions to retirement.

In November 2013, Mr. VanNorman began serving in a part-time capacity as General Counsel for CCG Systems, Inc (“CCG”), a provider of fleet management software. In May 2018, he increased his role at CCG by becoming Executive Vice President & General Counsel and continued in that capacity until CCG sold the majority of its assets to TT Faster LLC ("Faster") in December 2019. Following that sale, Mr. VanNorman became the part-time General Counsel for Faster. In August 2025, Mr. VanNorman became part-time General Counsel for Faster's parent company, Transit Technologies, LLC. Mr. VanNorman also served on the Board of Directors of CCG from August of 2015 until its sale in December 2019. In addition, Mr. VanNorman served on the Board of Directors of IMPACT International, a not-for-profit organization from 2004 until 2015. Mr. VanNorman has served as an adjunct instructor for Liberty University from January 2021 until January 2026. In May 2025, Mr. VanNorman became a member of the Board of Trustees of Oral Roberts University.

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

Kun Yong Park, Chief Financial Officer

Kun Yong Park has served as our Chief Financial Officer since April 2025. Mr. Park served as the Controller of the Advisor and Accounting Manager of the Advisor from May 2022 until March 2025. Prior to joining the Advisor, Mr. Park served as the senior accountant for Kayne Anderson Capital Advisors, L.P., a $40 billion Los Angeles-based asset manager, where he was responsible for preparing quarterly and annual financial statements in compliance with U.S. generally accepted accounting principles (GAAP), calculating fund level returns, and managing the net asset value (NAV) of complex structured senior credit funds. Prior to his tenure at Kayne Anderson Capital Advisors, L.P., Mr. Park held Senior Associate Audit and Assurance positions at PricewaterhouseCoopers, LLP from October 2019 to January 2021, at KPMG, LLP from November 2018 to October 2019, and at a boutique accounting firm from March 2016 to October 2018. During this period, Mr. Park conducted financial statement audits for various clients, including private equity funds, venture capital funds, and real estate funds, gaining experience in testing valuations of Level 3 investments and accounting for business combinations. Mr. Park holds a Bachelor of Arts in Environmental Economics and Policy from the University of California, Berkeley and is a Certified Public Accountant.

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

Mr. Sanford has 25 years of experience developing, managing and executing global macro investment strategies at both large global banks and boutique investment firms. Throughout his career, Mr. Sanford has followed and invested in emerging markets as part of his various investment mandates, including conducting extensive research on developing economies and reviewing and selecting leading managers of emerging market debt and equities. Mr. Sanford has a deep understanding of macroeconomics and geopolitics, and an in-depth knowledge of traditional and alternative asset classes in both public and private capital markets. For 25 years, Mr. Sanford has been a global macro investor with a focus on Central Bank policy, GDP growth trends, global interest rates, global currencies and foreign government policies.

Mr. Sanford holds a B.A. in Business Economics from California State University, Long Beach and previously served in the United States Marine Corps. With nearly 20 years of service, Mr. Sanford is one of the longest tenured members of the Investment Committee for the City of Hope, an independent biomedical research, treatment and education institution, leading the fight to conquer cancer, diabetes, HIV/AIDS and other life-threatening diseases.

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

R. Michael Barth, Independent Manager

R. Michael Barth has served as an Independent Manager since February 2013. Mr. Barth has been a Managing Partner of Barth & Associates LLC, an emerging markets-oriented investment advisory and consulting firm since January 2012. Previously, Mr. Barth worked at Darby Overseas Investment Ltd. ("Darby"), including as Senior Advisor/Senor Director of Business Development from 2009 until 2011 and Senior Managing Director of Global Investment from 2006 until 2009. Before joining Darby, Mr. Barth spent over twenty years working in senior positions for several prominent international development finance institutions. Mr. Barth holds a Master’s Degree in International Economics/International Affairs from Johns Hopkins University, School of Advanced International Studies, and a Bachelor’s Degree in Economics from Brandeis University. Mr. Barth is currently chairman of AfricInvest Private Credit. He is also a member of the Investment Committees of the MPEF III and MPEF IV funds of private equity manager AfricInvest as well as its financial sector-oriented FIVE Fund. He has recently completed a ten-year term as Senior Advisor to the Global Private Capital Association (GPCA); he has also been Senior Advisor to McKinsey and Company, Senior Consultant to the Asian Infrastructure Investment Bank, a member of the International Council of the Bretton Woods Committee and Non-Resident Fellow at the Center for Strategic and International Studies (CSIS). Previously, he held several board positions, including for EMPEA/GPCA, the Emerging Markets Growth Fund Inc., FINCA Microfinance Holding and ProCredit, and Exagon Impact Capital, which is a private equity investment manager focused on Latin America.

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

The audit committee selects the independent registered public accounting firm to audit our annual financial statements, and reviews with the independent registered public accounting firm the plans and results of the audit engagement, and considers and approves the audit and non-audit services provided by the independent registered public accounting firm. During 2025, our Audit Committee had four meetings.

Corporate Governance and Conflicts Committee

In order to assist our board with certain corporate governance procedures and to reduce or eliminate certain potential conflicts of interest, our operating agreement creates a corporate governance and conflicts committee of the board of managers, which is composed of all of our independent managers, Ms. Cynthia Hostetler and Messrs. Terry Otton and R. Michael Barth. Ms. Hostetler serves as chair of this committee. Our Corporate Governance and Conflicts Committee had four meetings in 2025. Our operating agreement authorizes the Corporate Governance and Conflicts Committee to act on any matter permitted under state law. Both the board of managers and the corporate governance and conflicts committee are expected to act jointly on any conflict-of-interest issues. Our operating agreement also authorizes the corporate governance and conflicts committee to retain its own legal or financial advisors. For more information, please see the section entitled “Conflicts of Interest.”

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

During 2025, we compensated each of our independent managers with an annual retainer of $70,000. In addition, we paid our independent managers fees for participating on committees of the board as follows:

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

The following table sets forth compensation of the Company’s independent managers for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Terry Otton	$100,000	—	$100,000
Cynthia Hostetler	$77,500	—	$77,500
R. Michael Barth	$80,000	—	$80,000

The Company did not have any outstanding equity awards as of December 31, 2025.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent managers. In lieu of a formal compensation committee, our independent managers perform an equivalent function. None of our independent managers served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal years ended December 31, 2025 and 2024, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal years ended December 31, 2025 and 2024, none of our executive officers served as a manager or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of managers) of any entity that has one or more executive officers or managers serving as a member of our board of managers.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units as of the date of this filing for each person or group that holds more than 5% of any class of our voting securities, for each manager and executive officer and for our managers and executive officers as a group. As of the date of this filing, we had 47,777,406 units issued and outstanding. To our knowledge, each person that beneficially owns units has sole voting and disposition power with regard to such units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1230 Rosecrans Ave, Suite 602, Manhattan Beach, California 90266.

	Number of Units
Name of Beneficial Owner (1)	Beneficially Owned (2)		Percent of All Units
TriLinc Global, LLC	316,898	(3)	0.66%
TriLinc Advisors, LLC	22,161	(3)	*
Gloria S. Nelund	—	(3)	*
Paul Sanford	—		—
Mark Tipton	—		—
Scott Hall	—		—
Kun Yong Park	—		—
Brent VanNorman	2,189	(3)	*
Terry Otton	—		—
Cynthia Hostetler	—		—
R. Michael Barth	—		—
All managers and officers as a group	341,248		0.71%

*	Amount represents less than 0.1%
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

We did not have any outstanding equity awards as of December 31, 2025.

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

Allocation of Investment Opportunities

We rely on our executive officers and our Advisor’s investment professionals to identify suitable investments. Our Sponsor and other affiliated entities also rely on these same key investment professionals. Many investment opportunities that are suitable for us may also be suitable for the Sponsor or its affiliates, which include private impact investment funds. The Sponsor, the Advisor and their affiliates share certain of the same executive officers and key employees, which we refer to as “TriLinc Professionals.” When the TriLinc Professionals direct an investment opportunity to the Sponsor or any affiliate of the Sponsor, they, in their sole discretion, have to determine the program for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program. The Advisory Agreement requires that this determination be made in a manner that is fair without favoring the Sponsor or any affiliate of the Sponsor. The factors that the TriLinc Professionals consider when determining the entity for which an investment opportunity would be the most suitable are the following:

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

Related Party Transactions

For the years ended December 31, 2025 and 2024, the Advisor earned  $5,641,735 and  $5,562,244,  respectively, in asset management fees and $0 and $0 , respectively, in incentive fees.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of  December 31, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of  December 31, 2025 and 2024, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaled  $10,015 and  $0, respectively, including interest receivable of $49 and $0, respectively, accrued on such amounts. Amounts due from affiliates as of December 31, 2025 reflect the payment of certain operating expenses of an affiliate of the Advisor by the Company, which payments had not yet been reimbursed to the Company at December 31, 2025.

As of  December 31, 2025 and 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled  $917,251 and  $240,100, respectively, including interest payable of $14,853 and $0, respectively, accrued on such amounts. These balances reflect the Company’s obligation to reimburse affiliates of the Advisor for certain operating expenses of the Company that were initially paid by such affiliates.

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

Independent Registered Public Accounting Firm

Our audit committee approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm for fiscal years 2025 and 2024 on March 28, 2025 and on March 13, 2024, respectively.

Audit Fees

The aggregate amount of fees estimated by KPMG for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K for fiscal year 2025 and 2024 was approximately $1,650,000 and $1,659,000, respectively.

Tax Fees

There were approximately $270,000 and $253,000 in tax fees billed by KPMG to the Company for fiscal years 2025 and 2024, respectively.

All Other Fees

KPMG billed approximately $88,000 for reimbursement of out -of-pocket expenses related to document production during fiscal year 2025. KPMG did not bill any other fees during fiscal year 2024.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(1)	The following consolidated financial statements:

•	Report of Independent Registered Public Accounting Firm (KPMG) as of and for the year ended December 31, 2025

•	Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024

•	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024

•	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

•	Consolidated Schedules of Investments as of December 31, 2025 and 2024

•	Notes to the Consolidated Financial Statements

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

19.1	Insider Trading Policy of TriLinc Global Impact Fund, LLC. Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025.

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Number	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (embedded within the Inline XBRL document).

*     Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Company has determined not to include a summary.

TRILINC GLOBAL IMPACT FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Managers of

TriLinc Global Impact Fund, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TriLinc Global Impact Fund, LLC and subsidiaries (the Company) as of December 31, 2025 and 2024, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Fair value of investments and net realizable value of interest receivable

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures its investments at fair value and interest receivable at net realizable value. The Company’s investment portfolio is comprised of senior secured term loans, senior secured term loan participations, senior secured trade finance participations, and other investments, where the borrowers are small and medium enterprises, primarily in developing economies. The Company determines the fair value of investments primarily using the income and collateral based approaches which each use significant unobservable inputs. The Company determines the net realizable value of interest receivable using the same methodologies used to determine the fair value of investments. As of December 31, 2025, investments at fair value and interest receivable were $262,216,317 and $20,336,649, respectively.

We identified the evaluation of the fair value of investments and net realizable value of interest receivable as a critical audit matter. A high degree of subjective auditor judgement was required to evaluate key assumptions used to estimate the value of these accounts, specifically discount rates and estimated future cash flows, including when applicable, the expected proceeds from liquidation of collateral and other proceedings. Changes in these assumptions could have had a significant impact on the fair value of investments and net realizable value of interest receivable. Additionally, specialized skills and knowledge were required to evaluate the discount rates.

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

March 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	December 31,	December 31,
	2025	2024

ASSETS
Investments owned, at fair value (amortized cost of $329,603,765 and $328,434,876, respectively)	$262,216,317	$268,409,272
Cash	54,612	98,199
Interest receivable	20,336,649	16,678,722
Due from affiliates (see Note 5)	10,015	—
Other assets	185,763	403,988
Total assets	$282,803,356	285,590,181

LIABILITIES

Management fee payable	1,378,235	1,412,744
Repurchase obligation (see Note 5)	2,876,926	—
Unit repurchases payable	3,962	—
Accrued distribution and other fees	348,000	356,000
Accrued expenses	4,068,173	2,445,365
Due to affiliates (see Note 5)	917,251	240,100
Interest payable	428,662	—
Other payable	136,075	—
Total liabilities	$10,157,284	4,454,209
Commitments and Contingencies (see Note 5)
NET ASSETS	$272,646,072	$281,135,972

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$112,654,998	$115,912,753
Net capital on Class C units	47,427,821	48,800,413
Net capital on Class I units	65,122,049	67,002,531
Net capital on Class W units	150,132	154,498
Net capital on Class Y units	16,513,649	16,990,653
Net capital on Class Z units	48,132,825	49,630,526
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.714 and $5.892, respectively per unit based on total units outstanding of 47,777,406 and 47,777,985, respectively) (see Note 2)	$272,646,072	$281,135,972
Net assets, Class A (units outstanding of 18,303,344 and 18,303,923, respectively)	$104,582,998	$107,840,617
Net assets, Class C (units outstanding of 7,759,823 and 7,759,823, respectively)	44,005,644	45,378,286
Net assets, Class I (units outstanding of 10,582,818 and 10,582,818, respectively)	60,454,895	62,335,446
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	139,303	143,669
Net assets, Class Y (units outstanding of 2,683,015 and 2,683,015, respectively)	15,330,407	15,807,428
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	48,132,825	49,630,526
NET ASSETS	$272,646,072	$281,135,972

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

	For the Year Ended
	December 31,	December 31,
	2025	2024
INVESTMENT INCOME
Interest income	$2,155,237	$6,691,428
Payment-in-kind interest income	16,245,179	18,492,603
Fee income	36,577	485,906
Other income	68,766	184,788
Interest from cash	484	2,264
Total investment income	18,506,243	25,856,989
EXPENSES
Asset management fees	5,641,735	5,562,244
Professional fees	6,068,831	6,372,609
General and administrative expenses	1,021,952	1,462,370
Interest expense	553,792	—
Board of managers fees	257,500	257,500
Total expenses	13,543,810	13,654,723
NET INVESTMENT INCOME	4,962,433	12,202,266
Net change in unrealized (depreciation) appreciation on investments	(7,361,847)	1,737,905
Net realized losses on investments	(6,094,524)	(1,471,793)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(8,493,938)	$12,468,378

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.10	$0.26
(LOSS) EARNING PER UNIT - BASIC AND DILUTED	$(0.18)	$0.26
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,777,936	47,777,985

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

	For the Year Ended
	December 31,	December 31,
	2025	2024
(DECREASE) INCREASE FROM OPERATIONS
Net investment income	$4,962,433	$12,202,266
Net change in unrealized (depreciation) appreciation on investments	(7,361,847)	1,737,905
Net realized losses on investments	(6,094,524)	(1,471,793)
Net (decrease) increase from operations	(8,493,938)	12,468,378
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	—	(1,602,618)
Distributions to Class C unitholders	—	(678,438)
Distributions to Class I unitholders	—	(925,834)
Distributions to Class W unitholders	—	(2,144)
Distributions to Class Y unitholders	—	(234,859)
Distributions to Class Z unitholders	—	(737,385)
Net decrease from distributions	—	(4,181,278)
INCREASE (DECREASE) FROM CAPITAL TRANSACTIONS
Repurchase of Class A units	(3,962)	—
Change in accrual of distribution and other fees	8,000	(6,000)
Net increase (decrease) from capital transactions	4,038	(6,000)
NET CHANGE IN NET ASSETS	(8,489,900)	8,281,100
Net assets at beginning of period	281,135,972	272,854,872
Net assets at end of period	$272,646,072	$281,135,972

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(8,493,938)	$12,468,378
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Proceeds from disposition and paydowns of investments	8,505,521	14,440,339
Payment-in-kind interest	(16,245,179)	(18,492,603)
Net change in unrealized depreciation (appreciation) on investments	7,361,847	(1,737,905)
Net realized loss on investments	6,094,524	1,471,793
Changes in assets and liabilities:
Increase in interest receivable	(534,590)	(3,355,447)
Increase in due from affiliate	(10,015)	—
Decrease (increase) in other assets	448,056	(41,561)
(Decrease) increase in management fee payable	(34,509)	205,814
Increase (decrease) in accrued expenses	1,622,808	(1,205,601)
Increase in due to affiliates	677,151	240,100
Increase in interest payables	428,662	—
Increase (decrease) in other payables	136,075	(694,571)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(43,587)	3,298,736
Cash flows from financing activities
Distributions paid to unitholders	—	(4,181,278)
NET CASH USED IN FINANCING ACTIVITIES	—	(4,181,278)
TOTAL DECREASE IN CASH	(43,587)	(882,542)
Cash at beginning of period	98,199	980,741
Cash at end of period	$54,612	$98,199
Supplemental information
Cash paid for interest during the period	$14,849	$7,061
Supplemental non-cash information
Paid-in-kind interest capitalized into investments	$19,902,885	$20,902,792
Change in accrual of distribution and other fees	$(8,000)	$6,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of December 31, 2025

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel (5),(6), (14)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.22% Cash / 2.2% PIK / 3% Default		0.0%	6/18/2025	$5,966,448	10%	$5,966,448	$2,520,135	0.9%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023	22,219,565	100%	22,219,565	14,551,857	5.3%
Indonesia	PT Citra Labuantirta (5), (6), (18)	Chocolate and Cocoa Products	Cocoa Processor	8.0% Cash / 5.0% Redemption		0.0%	12/31/2024	15,000,000	51%	15,000,000	12,949,836	4.7%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6), (12)	Chemicals and Allied Products	Wholesale Distributor	12.00%		0.0%	6/30/2023	18,484,703	67%	18,484,703	4,019,175	1.5%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	3/31/2026	70,740,611	65%	70,740,611	70,740,611	25.9%
Singapore	Triton Metallics Pte Ltd. (5), (6), (15)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	8/18/2025	21,799,281	100%	21,799,281	19,025,670	7.0%
Total Senior Secured Term Loans										154,210,608	123,807,284	45.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (12)	Short-Term Business Credit	SME Financier	13.32%		0.0%	8/18/2023	5,601,000	47%	5,601,000	1,777,308	0.7%
Brazil	Dock Brasil Engenharia E Servicos S.A. (5), (6), (14)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK		0.0%	12/31/2025	8,079,450	42%	8,079,450	5,520,952	2.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	12/31/2027	10,198,665	88%	10,198,665	9,885,644	3.6%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.35% Cash / 4.0% PIK		0.0%	3/31/2023	15,092,408	30%	15,092,408	3,099,538	1.1%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021	18,717,631	100%	18,717,631	18,029,698	6.6%
Netherlands	Cevher International B.V. Netherlands (5), (6)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	0.00%		0.0%	2/28/2026	8,020,009	44%	11,144,448	11,036,073	4.0%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%		0.0%	10/31/2026	1,754,281	100%	1,754,281	1,668,687	0.6%
Romania	Lidas SRL (5), (6), (9), (13)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	12/7/2024	6,836,622	41%	7,136,229	6,982,214	2.6%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	6/30/2026	828,540	49%	828,540	694,668	0.3%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	6/30/2026	15,361,873	57%	15,361,873	12,676,945	4.6%
Total Senior Secured Term Loan Participations										93,914,525	71,371,727	26.1%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (16)	Soybeans	Agriculture Distributor	0.00%		0.0%	8/1/2039	5,834,471	N/A	5,834,471	6,040,979	2.2%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019	5,670,694	N/A	5,670,694	4,252,363	1.6%
Cameroon	Producam SA (5), (6), (12)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024	16,077,863	77%	16,077,863	13,525,607	5.0%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023	4,424,931	59%	4,424,931	2,674,069	1.0%
Total Senior Secured Trade Finance Participations										32,007,959	26,493,018	9.8%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		0.0%	N/A	5,883,971	N/A	5,883,971	3,124,260	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13), (15)	Electric Services	Claim in Bankruptcy	N/A		0.0%	N/A	1,250,194	100%	1,250,194	764,426	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction A (10)	Other	Profit sharing rights on cocoa distribution	N/A		0.0%	N/A	1,526,561	N/A	1,526,561	1,250,298	0.5%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		0.0%	12/15/2026	400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		0.0%	N/A	1,354,523	N/A	1,354,523	1,261,346	0.5%
Total other investments										21,849,620	11,451,817	4.3%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	3.94% PIK		0.0%	2/11/2027	377,010	4%	591,805	662,828	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (11)	Computer Related Services	IT Service Provider	12.0% PIK		0.0%	8/11/2026	29,525,587	23%	27,029,248	28,429,643	10.4%
Total convertible notes										27,621,053	29,092,471	10.6%

Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A	N/A	N/A	—	—	0.0%
Total Investments										$329,603,765	$262,216,317	96.1%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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
[7]

The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 16.5% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on April 8, 2074. As a result of continued interest accrual, the value of Blue Arrow has declined such that the value of the warrant is zero as of  December 31, 2025.

8	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farm Limited and Alfa Systems and Commodity Company Limited were July 31, 2023 and October 16, 2023, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.
[12]	Investment is in default.
[13]	Investment is in bankruptcy.
[14]	The Company is currently engaged in discussions with the borrower regarding a final settlement.
[15]	Investment is undergoing a restructuring.
[16]	The Company has completed a debt restructuring, which included an extension of the maturity date to 2039.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.
[18]	Another creditor filed a Penundaan Kewajiban Pembayaran Utang (“PKPU”) claim in Indonesia (which is comparable to a U.S. Chapter 11 bankruptcy filing). The Company has filed a claim in connection with that PKPU proceeding, but there is not certainty regarding the outcome of the Company’s claim.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2024

Investment Type /Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)		Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.86% Cash / 2.2% PIK / 3% Default		0.0%	6/18/2025		$2,829,356	10%	$2,829,356	$2,829,356	1.0%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023		22,219,566	100%	22,219,566	15,079,739	5.4%
Indonesia	PT Citra Labuantirta (15)	Chocolate and Cocoa Products	Cocoa Processor	PIK 12.5%		2.0%	12/31/2024		19,864,760	51%	19,864,760	19,864,760	7.1%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6)	Chemicals and Allied Products	Wholesale Distributor	12.00%		0.0%	6/30/2023		18,484,704	67%	18,484,704	6,531,441	2.3%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	12/31/2024		58,044,788	65%	58,044,788	58,044,788	20.6%
Singapore	Triton Metallics Pte Ltd. (5), (6)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	8/18/2025		21,799,281	100%	21,799,281	19,329,238	6.9%
Total Senior Secured Term Loans											143,242,455	121,679,322	43.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (13)	Short-Term Business Credit	SME Financier	13.89%		0.0%	8/18/2023		5,601,000	47%	5,601,000	2,437,540	0.9%
Brazil	Dock Brasil Engenharia E Servicos S.A. (8)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK		0.0%	2/28/2025		7,898,395	42%	7,898,395	7,898,395	2.8%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	3/31/2025		12,122,163	88%	12,122,163	11,809,142	4.2%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.7% Cash / 4.0% PIK		0.0%	3/31/2023		15,092,408	30%	15,092,408	3,874,961	1.4%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021		18,717,631	100%	18,717,631	16,540,160	5.9%
Netherlands	Cevher International B.V. Netherlands (5), (8)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	8.0% Cash / 3.0% Default		0.0%	N/A	(16)	8,275,000	44%	11,399,439	10,397,895	3.7%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%		0.0%	10/31/2026		5,808,563	100%	5,808,563	5,298,417	1.9%
Romania	Lidas SRL (9)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	N/A	(16)	6,836,622	41%	7,136,229	7,136,229	2.5%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	12/31/2024		730,724	49%	730,724	498,234	0.2%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	9/19/2025		14,188,395	57%	14,188,395	12,265,720	4.4%
Total Senior Secured Term Loan Participations											98,694,947	78,156,693	27.9%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (13)	Soybeans	Agriculture Distributor	N/A		0.0%	6/30/2018		12,500,000	N/A	12,500,000	5,723,296	2.0%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019		5,802,296	N/A	5,802,296	4,528,841	1.6%
Cameroon	Producam SA (5), (6), (14)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024		16,077,863	77%	16,077,863	14,519,154	5.2%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023		4,424,931	59%	4,424,931	2,893,848	1.0%
Total Senior Secured Trade Finance Participations											38,805,090	27,665,139	9.8%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		N/A	N/A		5,924,697	N/A	5,924,697	3,164,987	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13)	Electric Services	Claim in Bankruptcy	N/A		N/A	N/A		1,456,162	N/A	1,456,162	970,393	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		N/A	N/A		4,935,048	N/A	4,935,048	1,792,698	0.6%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		N/A	N/A		6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction (10)	Other	Profit sharing rights on cocoa distribution	N/A		N/A	N/A		1,606,182	N/A	1,606,182	1,606,182	0.6%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		N/A	N/A		400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		N/A	N/A		2,428,394	N/A	2,428,394	2,261,346	0.8%
Total other investments											23,249,806	13,054,395	4.6%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	4.49% PIK		0.0%	2/11/2027		361,990	4%	576,786	647,809	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services	IT Service Provider	12.0% PIK		0.0%	8/11/2026		26,362,131	23%	23,865,792	24,739,380	8.8%
Total convertible notes											24,442,578	25,387,189	9.0%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A		N/A	N/A	—	2,466,534	0.9%
Total Investments											$328,434,876	$268,409,272	95.5%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

December 31, 2025

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer units to existing unitholders pursuant to its Distribution Reinvestment Plan (“DRP”). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024. For the period from April 1, 2017 to December 31, 2025, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP for total gross proceeds of approximately $515,089,000 as of December 31, 2025.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of December 31, 2025, the Company’s subsidiaries are as follows:

•	TriLinc Global Impact Fund – Asia, Ltd.
•	TriLinc Global Impact Fund – Latin America, Ltd.
•	TriLinc Global Impact Fund – Trade Finance, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance, Ltd.
•	TriLinc Global Impact Fund – Africa, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
•	TriLinc Global Impact Fund – Latin America III, Ltd.
•	TriLinc Global Impact Fund – Asia III, Ltd.
•	TriLinc Global Impact Fund – Asia IV, Ltd.
•	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
•	TriLinc Global Impact Fund – Europe, Ltd.
•	TriLinc Global Impact Fund – Caymans Master (formerly known as TriLinc Global Impact Fund - North America, Ltd.)
•	TriLinc Global Impact Fund – Cayman, Ltd.

Through December 31, 2025, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America and Europe.

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

Payment-in-Kind Interest

The Company has investments that contain payment-in-kind ("PIK") interest provision. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as interest income, if the valuation indicates that such interest is collectible. For the years ended December 31, 2025 and 2024, the Company earned PIK interest of $16,245,179 and $18,492,603, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At December 31, 2025, the estimated unpaid distribution fees for Class C units amounted to $333,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000. At December 31, 2024, the estimated unpaid distribution fees for Class C units amounted to $340,000, the unpaid dealer manager fees for Class I units amounted to $15,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of December 31, 2025, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2022.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of December 31, 2025, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of December 31, 2025, under GAAP, the Company has recorded a liability in the amount of $348,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of December 31, 2025, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.71. This net asset value per unit reflects a decrease of approximately $0.18 per unit from the net asset value per unit of approximately $5.89 as of December 31, 2024.The decrease in net asset value per unit is primarily attributable to recent settlements of several investments, the majority of which were past-due after multiple extensions of the original maturity date. The Company had diligently worked with the borrowers and other stakeholders in an effort to reach an outcome that would be in the best interest of its unitholders. Although these settlements negatively impacted the net asset value, after consideration of potential alternative outcomes, the Company determined to proceed with these settlements because the Company believed that it was in the best interest of the unitholders. The Company recorded $7,361,847 in unrealized depreciation and $6,094,524 in realized loss on its investments during the year ended December 31, 2025. The Company recorded $1,737,905 in unrealized appreciation and $1,471,793 in net realized losses on its investments during the year ended  December 31, 2024.

Concentration Risk

As of  December 31, 2025 and 2024, the investment balance at fair value reported on the Consolidated Statement of Assets and Liabilities totaled $262,216,317 and $268,409,272, respectively. Of these amounts, the Company's largest investment by value was $70,740,611 and $58,044,788, respectively, representing 27.0% and 21.6% of our total portfolio, respectively. This investment provides for paid in kind (“PIK”) interest, with principal and interest due at maturity. As of  December 31, 2025 and 2024, the Company’s five largest investments by value totaled $150,777,479 and $138,518,326, respectively, representing 57.5% and 51.6% of the Company’s portfolio, respectively.

As of  December 31, 2025 and 2024, interest receivable reported on the Consolidated Statement of Assets and Liabilities totaled $20,336,649 and $16,678,722, respectively. Of these amounts, 87.9% and 76.4% were attributable to the Company’s five largest investments as of  December 31, 2025 and 2024, respectively.

For the years ended  December 31, 2025 and 2024, total interest income, which includes both cash and PIK interest, was $18,400,416 and $25,184,031, respectively. During the years ended  December 31, 2025 and 2024, the Company recorded negative investment income for two and one investments, respectively, as a result of the period end assessment of the net realizable value of interest receivable associated with each investment. Excluding those investments for which negative investment income was recorded during the period, the Company recorded approximately $22.0 million and $25.3 million of investment income in total interest income, respectively, including approximately $21.0 million and $20.3 million of investment income attributable to five largest investments for the years ended  December 31, 2025 and 2024, respectively, of which one investment accounted for approximately $13.3 million and $11.0 million of investment income for each respective period.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at December 31, 2025 and 2024.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised through the end of the Offering, the organization and offering costs did not exceed the O&O Reimbursement Limit, and reimbursement to the Sponsor of the initial offering and organization costs were recorded in periods prior to 2021. The Company continues to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company. There were no offering costs incurred by the Sponsor during the year ended  December 31, 2025 and 2024.

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

The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors' investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. The International Investment Group L.L.C. (“IIG”) was the sub-advisor with respect to 5 of the 22 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral securing the loan and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. The majority of the Company’s investments are in the form of participation interests, in financing facilities originated by one of the Company’s sub-advisors. Accordingly, the Company’s counterparty for investments in participation interests generally will be the respective sub-advisor or its affiliate. In these instances, the Company will not have a contract with the underlying borrower and therefore, in the event of default, will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through the Company’s sub-advisor counterparty, which increases the risk of full recovery. These risks may be further exacerbated by the COVID-19 pandemic period effects that had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Additionally, the U.S. government has imposed, and may further increase, tariffs on certain countries and commodities. In response, some non-U.S. countries have imposed or may impose retaliatory tariffs. These actions and the resulting uncertainty surrounding U.S. trade policies may adversely affect global economic conditions and the stability of financial markets, and remains a critical near term macroeconomic risk factor which could negatively affect the Company's borrowers. Moreover, ongoing geopolitical tensions and conflicts, including conflicts and instability in the Middle East, the Russia-Ukraine conflict, and increasing geopolitical competition among major economies, have contributed to volatility in global energy markets, supply chains, commodity prices and financial markets. Any escalation of these conflicts, expansion of economic sanctions, disruptions to global trade routes or energy supplies, or broader regional instability could further adversely affect global economic conditions and financial markets and, in turn, negatively impact the financial condition, operations and repayment capacity of the Company’s borrowers.

In addition, as of December 31, 2025 and 2024, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At December 31, 2025, the Company’s largest investment by valu e was $70,740,611, or 27.0% of the Company's total investments, and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest investments by value comprised 57.5% of the Company’s portfolio at December 31, 2025 . Participations in loans amounted to 37.3% of the fair value of the Company’s total portfolio at December 31, 2025.

Note 3. Investments

As of December 31, 2025, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$154,210,608	$123,807,284	47.2%
Senior secured term loan participations	93,914,525	71,371,727	27.2%
Senior secured trade finance participations	32,007,959	26,493,018	10.1%
Convertible notes	27,621,053	29,092,471	11.1%
Other investments	21,849,620	11,451,817	4.4%
Equity warrants	—	—	0.0%
Total investments	$329,603,765	262,216,317	100.0%

As of December 31, 2024, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$143,242,455	$121,679,322	45.3%
Senior secured term loan participations	98,694,947	78,156,693	29.1%
Senior secured trade finance participations	38,805,090	27,665,139	10.3%
Convertible notes	24,442,578	25,387,189	9.5%
Other investments	23,249,806	13,054,395	4.9%
Equity warrants	—	2,466,534	0.9%
Total investments	$328,434,876	$268,409,272	100.0%

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

As of  December 31, 2025 and 2024, Participations with sub-advisors represented the following as a percentage of net assets:

	As of December 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Total	Value	of Total
CEECAT Capital Limited & CCL Investments SARL	$11,036,073	4.0%	$10,397,895	3.7%
Origin Capital Limited	15,891,748	5.8%	15,593,310	5.5%
Scipion Capital, Ltd.	1,777,308	0.7%	16,956,694	6.0%
TRG Management LP	34,613,423	12.7%	33,285,584	11.8%
Total	$63,318,552	23.2%	$76,233,483	27.1%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company’s trade finance investments have up to a year or more of accrued interest receivable as of December 31, 2025. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at December 31, 2025 and 2024 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of December 31, 2025 and December 31, 2024, was as follows:

	As of December 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	5,520,952	2.1%	7,898,395	2.9%
Chemicals and Allied Products	4,019,175	1.5%	6,531,441	2.4%
Chocolate and Cocoa Products	26,475,443	10.1%	34,383,914	12.8%
Coal and Other Minerals and Ores	33,577,527	12.8%	34,408,977	12.8%
Computer Related Services	29,092,471	11.1%	25,387,189	9.5%
Corn	13,371,613	5.1%	12,763,954	4.8%
Corrugated and Solid Fiber Boxes	2,520,135	1.0%	2,829,356	1.1%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	4,252,363	1.6%	4,528,841	1.7%
Electric Services	764,426	0.3%	970,393	0.4%
Freight Transportation Arrangement	3,099,538	1.2%	3,874,961	1.4%
Frozen Fish and Seafood	2,674,069	1.0%	2,893,848	1.1%
Hotels and Motels	9,885,644	3.8%	11,809,142	4.4%
Land Subdividers and Developers	18,029,698	6.9%	16,540,160	6.2%
Motor Vehicle Parts and Accessories	11,036,073	4.2%	10,397,895	3.9%
Refuse Systems	70,740,611	26.9%	60,511,322	22.5%
Retail Bakeries	6,982,214	2.7%	7,136,229	2.7%
Short-Term Business Credit	1,777,308	0.7%	2,437,540	0.9%
Soybeans	6,040,979	2.3%	5,723,296	2.1%
Towing and Tugboat Service	1,668,687	0.6%	5,298,417	2.0%
Other	5,938,919	2.3%	7,335,530	2.6%
Total	$262,216,317	100.0%	$268,409,272	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025		As of December 31, 2024
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$15,041,814	5.7%	$15,000,609	5.6%
Botswana	1,777,308	0.7%	2,437,540	0.9%
Brazil	34,916,438	13.3%	33,588,599	12.5%
Cabo Verde	9,885,644	3.8%	11,809,142	4.4%
Cameroon	13,525,607	5.2%	14,519,154	5.4%
Chile	764,426	0.3%	970,393	0.4%
Ecuador	5,194,204	2.0%	5,723,204	2.1%
Hong Kong	14,551,857	5.5%	15,079,739	5.6%
Indonesia	12,949,836	4.9%	19,864,760	7.4%
Kenya	3,099,538	1.2%	3,874,961	1.4%
Malaysia	4,019,175	1.5%	6,531,441	2.4%
Mexico	70,740,611	26.9%	60,511,322	22.5%
Namibia	18,029,698	6.9%	16,540,160	6.2%
Netherlands	11,036,073	4.2%	10,397,895	3.9%
Nigeria	2,918,985	1.1%	6,904,599	2.6%
Peru	1,261,346	0.5%	2,261,346	0.8%
Romania	6,982,214	2.7%	7,136,229	2.7%
Singapore	19,025,670	7.3%	19,329,238	7.2%
Uganda	13,371,613	5.1%	12,763,954	4.8%
N/A	3,124,260	1.2%	3,164,987	1.2%
Total	$262,216,317	100.0%	$268,409,272	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820, Fair Value Measurement ("ASC 820") as of December 31, 2025:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$123,807,284	$—	$—	$123,807,284
Senior secured term loan participations	71,371,727	—	—	71,371,727
Senior secured trade finance participations	26,493,018	—	—	26,493,018
Convertible notes	29,092,471	—	—	29,092,471
Other investments	11,451,817	—	—	11,451,817
Equity warrants	—	—	—	—
Total	$262,216,317	$—	$—	$262,216,317

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2024:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$121,679,322	$—	$—	$121,679,322
Senior secured term loan participations	78,156,693	—	—	78,156,693
Senior secured trade finance participations	27,665,139	—	—	27,665,139
Convertible notes	25,387,189	—	—	25,387,189
Other investments	13,054,395	—	—	13,054,395
Equity warrants	2,466,534	—	—	2,466,534
Total	$268,409,272	$—	$—	$268,409,272

The following is a reconciliation of activity for the year ended December 31, 2025, of investments classified as Level 3:

	Fair Value at December 31, 2024	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications		Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2025
Senior secured term loans	$121,679,322	$—	$—	$(3,904,117)	(1)	$14,872,272	$(8,840,193)	$—	$123,807,284
Senior secured term loan participations	78,156,693	—	(6,632,559)	—		1,852,138	(2,004,545)	—	71,371,727
Senior secured trade finance participations	27,665,139	—	(776,478)	—		—	5,625,010	(6,020,653)	26,493,018
Convertible notes	25,387,189	—	—	—		3,178,475	526,807	—	29,092,471
Other investments	13,054,395	—	(1,326,315)	—		—	(202,392)	(73,871)	11,451,817
Equity warrants	2,466,534	—	—	—		—	(2,466,534)	—	—
Total	$268,409,272	$—	$(8,735,352)	$(3,904,117)		$19,902,885	$(7,361,847)	$(6,094,524)	$262,216,317

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

Net unrealized depreciation for the year ended  December 31, 2025 and net unrealized appreciation for the year ended December 31, 2024 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were approximately $7,362,000 and $544,000, respectively.

As of December 31, 2025, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2025:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (1)	$6,926,432	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.24x - 1.65x, 11.75% - 17.67% (15.38%), 1.0 - 3.3 years
Senior secured trade finance participations (2)	$19,566,586	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 20.50% (18.80%), 4.0 - 13.6 years
Senior secured term loans (2)	$106,838,273	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.50% - 21.0% (19.13%), 0.8 - 25.0 years
Senior secured term loans (3)	$16,969,011	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.74x - 1.18x, 19.0% - 35.0% (22.79%), 1.0 - 4.0 years
Senior secured term loan participations (1)	$21,129,236	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.37x - 2.73x, 13.50% - 19.0% (18.19%), 1.0 - 3.5 years
Senior secured term loan participations (2)	$48,465,183	Income approach (DCF)	Discount rate, EBITDA multiple, Estimated duration period (5)	11.0% - 22.5% (14.48%), 7x, 0.2 - 8.5 years
Senior secured term loan participations (3)	$1,777,308	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.37x, 22.75%, 2.9 - 3.0 years
Other investments (1)	$8,637,158	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.32x, 5.18% - 30.0% (24.19%), 0.5 - 4.0 years
Other investments (2)	$2,814,659	Income approach (DCF)	Discount rate, Estimated duration period (5)	8.0% - 13.25% (9.23%), 0.5 - 2.0 years
Convertible notes (2)	$29,092,471	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$—	Option Pricing Method	Risk free rate, volatility, time to liquidity	3.7%, 90.6%, 5 years

(1)	Collateral based approach used for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Itelecom, Algodonera and Frigorifico.
(2)

The Company used the income approach for the following Watch List investments: Grupo Surpapel, Limas, Triton, Dock Brasil, Cevher, Maritime One, Lidas, Agilis Partners, Agilis Partners Holding, CAGSA and Producam.

(3)	The Company used a hybrid of the collateral and the income approach for the following Watch List investments: PT Citra, Vikudha and Ecsponent.
(4)	The inputs were weighted based on the fair value of the investments included in the range.
(5)	Represents estimated period from December 31, 2025 to receipt date of final payment for investments under the income approach or estimated period from December 31, 2025 to collection date of proceeds from liquidation of collateral for investments under the liquidation approach.

As of December 31, 2024, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2024:

	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Senior secured trade finance participations (1)	$7,422,689	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.24x - 1.57x, 11.75% - 17.67% (15.36%), 1.0 - 2.5 years
Senior secured trade finance participations (2)	$20,242,450	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 18.50% (17.51%), 4.5 - 14.3 years
Senior secured term loans (2)	$57,103,093	Income approach (DCF)	Discount rate, Estimated duration period (5)	14.0% - 19.50% (17.16%), 1.0 - 10.0 years
Senior secured term loans (3)	$64,576,229	A hybrid of the collateral based or conversion approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Conversion rate, Discount rate, Estimated duration period (5)	1.18x, 67.0%, 20.50% - 25.0% (20.96%), 0.8 - 2.0 years
Senior secured term loan participations (1)	$20,415,121	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.43x - 3.07x, 13.50% - 19.50% (18.36%), 1.0 - 3.3 years
Senior secured term loan participations (2)	$55,304,032	Income approach (DCF)	Discount rate, Estimated duration period (5)	11.0% - 21.0% (16.78%), 0.5 - 5.0 years
Senior secured term loan participations (3)	$2,437,540	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.4x, 22.25%, 3.0 - 3.7 years
Other investments (1)	$11,145,198	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.20x, 5.82% - 24.50% (17.52%), 0.5 - 4.0 years
Other investments (2)	$1,909,197	Income approach (DCF)	Discount rate, Estimated duration period (5)	9.50% - 13.25% (10.10%), 2.0 years
Convertible notes (2)	$25,387,189	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$2,466,534	Option Pricing Method	Risk free rate, volatility, time to liquidity	4.4%, 104.0%, 5 years

(1)	Collateral based approach used for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Itelecom, Algodonera and Frigorifico.
(2)	The Company used the income approach for the following Watch List investments: Limas, Triton, Cevher, Maritime One, Agilis Partners, Agilis Partners Holding, CAGSA, Producam and Qintess Series B.
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

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor ends on March 31, 2027, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company did not accrue an incentive fee on capital gains for the years ended December 31, 2025 and 2024 as no capital gains were recognized from the sale of investments and the applicable hurdle was not met during those periods. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended  December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

Repurchase Agreement

On October 31, 2022, the Company entered into a transaction with an unrelated financial institution, whereby it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On May, 4, 2023, the Company's repurchase deadline was extended to October 2023. Subsequent amendments to the agreement, including a fourth extension through June 18, 2025, modified the terms such that the participation was no longer required to be recorded as an asset, nor the related repurchase obligation as a liability. Under the revised terms, the transaction was more appropriately deemed to be a put option requiring the Company to repurchase the participation at the option of the buyer at a future fixed price while the buyer was no longer obligated to sell the participation to the Company. Therefore, it was not recorded as a liability. As of June 18, 2025, upon the expiration of the most recent amendment, the fixed repurchase price of approximately $2.9 million became a binding obligation due to the Company's guarantee to repurchase. Consequently, both the related asset and corresponding liability were recognized on June 18, 2025.

Related Party Transactions

For the years ended December 31, 2025 and 2024, the Advisor earned  $5,641,735 and  $5,562,244,  respectively, in asset management fees and $0 and $0 , respectively, in incentive fees.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of  December 31, 2025, the investment represented approximately 0.5% of the Company's total portfolio.

As of  December 31, 2025 and 2024, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaled $10,015 and $0, respectively, including interest receivable of $49 and $0, respectively, accrued on such amounts. Amounts due from affiliates as of December 31, 2025 reflect the payments of certain operating expenses of an affiliate of the Advisor by the Company, which payments had not yet been reimbursed to the Company at December 31, 2025.

As of  December 31, 2025 and 2024, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $917,251 and $240,100, respectively, including interest payable of $14,853 and $0, respectively, accrued on such amounts. These balances reflect the Company’s obligation to reimburse affiliates of the Advisor for certain operating expenses of the Company that were initially paid by such affiliates.

Note 6. Unit Capital

As of December 31, 2025, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of December 31, 2025, the Company recorded a liability in the aggregate amount of $348,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of December 31, 2025 is calculated based on a net asset value per Class C, Class I and Class W units of $5.729 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the year ended December 31, 2025:

	Units	Units Issued	Units	Units		Units
	Outstanding	under Distribution	Exchanged	Repurchased		Outstanding
	as of	Reinvestment Plan				as of
	December 31,	During	During	During		December 31,
	2024	the Period	the Period	the Period		2025
Class A units	18,303,923	—	—	(579)	(1)	18,303,344
Class C units	7,759,823	—	—	—		7,759,823
Class I units	10,582,818	—	—	—		10,582,818
Class W units	24,555	—	—	—		24,555
Class Y units	2,683,015	—	—	—		2,683,015
Class Z units	8,423,851	—	—	—		8,423,851
Total	47,777,985	—	—	(579)		47,777,406

(1) The redemption relates to a prior redemption request originally submitted in good order in 2022 that was inadvertently not processed prior to the Company's temporary suspension of redemptions. The Company corrected this inadvertent processing error after discovering it and the request was subsequently processed in November 2025.

During the year ended  December 31, 2025, no units were issued under the DRP and no units were sold pursuant to the Company's private placement, which was terminated on November 29, 2024.

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

During the year ended December 31, 2025, no purchase requests were fulfilled. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended  December 31, 2022 with the SEC as of  March 31, 2023, the Company temporarily suspended its private placement, the DRP and the unit repurchase program effective  April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement was terminated on November 29, 2024.

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

Note 7. Distributions

During the year ended  December 31, 2025, the Company made no distributions.

The following table summarizes the distributions for the year ended  December 31, 2024:

		Daily Rate	Cash	Distributions	Total
Date Paid	Date Authorized	Per Unit	Distributions	Reinvested	Declared
February 21, 2024	February 15, 2024	$0.04376771	$2,091,411	$—	$2,091,411
March 27, 2024	March 26, 2024	$0.04376771	2,089,867	—	2,089,867
Total for 2024			$4,181,278	$—	$4,181,278

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,	December 31,
	2025	2024
Per unit data (1):
Net asset value at beginning of year	$5.89	$5.71
Net investment income	0.10	0.26
Net change in unrealized (depreciation) appreciation on investments	(0.15)	0.04
Net realized losses on investments	(0.13)	(0.03)
Net (decrease) increase in net assets resulting from operations	(0.18)	0.27
Distributions	—	(0.09)
Net change in accrued distribution and other fees	0.00	0.00
Net (decrease) increase in net assets	(0.18)	0.18
Net asset value at end of year (2)	$5.71	$5.89
Total return based on net asset value (3)	(3.02)%	4.73
Net assets at end of year	$272,646,072	$281,135,972
Units Outstanding at end of year	47,777,406	47,777,985
Ratio/Supplemental data:
Ratio of net investment income to average net assets	1.78%	4.41%
Ratio of total expenses to average net assets	4.86%	4.93%

1	The per unit data was derived by using the weighted average units outstanding during the years ended December 31, 2025 and 2024, which were 47,777,936 and 47,777,985, respectively.
2

For financial statement reporting purposes under GAAP, as of December 31, 2025 and 2024, the Company recorded a liability in the amount of $348,000 and $356,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3	Total return does not assume the reinvestment of distributions paid.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through March 30, 2026, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2026.

TriLinc Global Impact Fund, LLC

/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Gloria S. Nelund	Chief Executive Officer, Manager (principal executive)	March 30, 2026
Gloria S. Nelund

/s/ Kun Yong Park	Chief Financial Officer (principal financial and accounting officer)	March 30, 2026
Kun Yong Park

/s/ Brent L. VanNorman	Manager	March 30, 2026
Brent L. VanNorman

/s/ Terry Otton	Manager	March 30, 2026
Terry Otton

/s/ Cynthia Hostetler	Manager	March 30, 2026
Cynthia Hostetler

/s/ R. Michael Barth	Manager	March 30, 2026
R. Michael Barth