Form 10-Q
period 2026-03-31
TriLinc Global Impact Fund LLC
filed 2026-05-14
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 14, 2026, the Company had outstanding 18,303,344 Class A units, 7,759,823 Class C units, 10,582,818 Class I units, 24,555 Class W units, 2,683,015 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	March 31,	December 31,
	2026	2025

ASSETS
Investments owned, at fair value (amortized cost of $331,156,303 and $329,603,765, respectively)	$263,296,448	$262,216,317
Cash	1,121,528	54,612
Interest receivable	18,884,798	20,336,649
Due from affiliates (see Note 5)	41,125	10,015
Other assets	147,514	185,763
Total assets	$283,491,413	282,803,356

LIABILITIES

Management fee payable	1,608,095	1,378,235
Repurchase obligation (see Note 5)	2,876,926	2,876,926
Unit repurchases payable	—	3,962
Accrued distribution and other fees	347,000	348,000
Accrued expenses	3,993,680	4,068,173
Due to affiliates (see Note 5)	1,298,219	917,251
Interest payable	514,970	428,662
Other payables	142,381	136,075
Total liabilities	$10,781,271	10,157,284
Commitments and Contingencies (see Note 5)
NET ASSETS	$272,710,142	$272,646,072

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$112,679,159	$112,654,998
Net capital on Class C units	47,439,065	47,427,821
Net capital on Class I units	65,136,019	65,122,049
Net capital on Class W units	150,165	150,132
Net capital on Class Y units	16,517,191	16,513,649
Net capital on Class Z units	48,143,945	48,132,825
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.715 and $5.714, respectively per unit based on total units outstanding of 47,777,406 and 47,777,406, respectively) (see Note 2)	$272,710,142	$272,646,072
Net assets, Class A (units outstanding of 18,303,344 and 18,303,344, respectively)	$104,607,159	$104,582,998
Net assets, Class C (units outstanding of 7,759,823 and 7,759,823, respectively)	44,016,888	44,005,644
Net assets, Class I (units outstanding of 10,582,818 and 10,582,818, respectively)	60,468,865	60,454,895
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	139,336	139,303
Net assets, Class Y (units outstanding of 2,683,015 and 2,683,015, respectively)	15,333,949	15,330,407
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	48,143,945	48,132,825
NET ASSETS	$272,710,142	$272,646,072

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
INVESTMENT INCOME
Interest income	$(963,828)	$1,319,496
Payment-in-kind interest income	4,979,114	4,913,357
Fee income	8,079	—
Other income	117	19,990
Interest from cash	215	291
Total investment income	4,023,697	6,253,134
EXPENSES
Asset management fees	1,384,860	1,425,604
Professional fees	1,696,144	1,358,164
General and administrative expenses	248,828	263,210
Interest expense	94,016	—
Board of managers fees	64,375	64,375
Total expenses	3,488,223	3,111,353
NET INVESTMENT INCOME	535,474	3,141,781
Net change in unrealized depreciation on investments	(472,404)	(505,776)
Net realized losses on investments	—	(73,871)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$63,070	$2,562,134

NET INVESTMENT INCOME PER UNIT - BASIC AND DILUTED	$0.01	$0.07
EARNING PER UNIT - BASIC AND DILUTED	$0.00	$0.05
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,777,406	47,777,985

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
INCREASE FROM OPERATIONS
Net investment income	$535,474	$3,141,781
Net change in unrealized depreciation on investments	(472,404)	(505,776)
Net realized losses on investments	—	(73,871)
Net increase from operations	63,070	2,562,134
INCREASE (DECREASE) FROM CAPITAL TRANSACTIONS
Change in accrual of distribution and other fees	1,000	(3,000)
Net increase (decrease) from capital transactions	1,000	(3,000)
NET CHANGE IN NET ASSETS	64,070	2,559,134
Net assets at beginning of period	272,646,072	281,135,972
Net assets at end of period	$272,710,142	$283,695,106

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$63,070	$2,562,134
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Proceeds from disposition and paydowns of investments	3,511,420	2,936,366
Payment-in-kind interest	(4,979,114)	(4,913,357)
Net change in unrealized depreciation on investments	472,404	505,776
Net realized loss on investments	—	73,871
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,329,092	(523,964)
Increase in due from affiliate	(31,110)	—
Decrease in other assets	76,167	18,974
Increase in management fee payable	229,860	12,860
(Decrease) increase in accrued expenses	(74,493)	207,845
Increase in due to affiliates	380,968	117,803
Increase in interest payable	86,308	—
Increase in other payables	6,306	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,070,878	998,308
Cash flows from financing activities
Repurchase of units	(3,962)	—
NET CASH USED IN FINANCING ACTIVITIES	(3,962)	—
TOTAL INCREASE IN CASH	1,066,916	998,308
Cash at beginning of period	54,612	98,199
Cash at end of period	$1,121,528	$1,096,507
Supplemental information
Cash paid for interest during the period	$7,708	$—
Supplemental non-cash information
Paid-in-kind interest capitalized into investments	$5,101,873	$5,020,087
Change in accrual of distribution and other fees	$(1,000)	$3,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel (5),(6), (14)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.22% Cash / 2.2% PIK / 3% Default		0.0%	6/18/2025	$5,966,448	10%	$5,966,448	$2,520,135	0.9%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023	22,219,565	100%	22,219,565	14,450,985	5.3%
Indonesia	PT Citra Labuantirta (5), (6), (18)	Chocolate and Cocoa Products	Cocoa Processor	8.0% Cash / 5.0% Redemption		0.0%	12/31/2024	15,000,000	51%	15,000,000	11,891,747	4.4%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6), (12)	Chemicals and Allied Products	Wholesale Distributor	12.00%		0.0%	6/30/2023	18,484,703	67%	18,484,703	3,919,175	1.4%
Mexico	Blue Arrow Biojet Holdings, LLC (15)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	3/31/2026	74,356,243	65%	74,356,243	74,356,243	27.3%
Singapore	Triton Metallics Pte Ltd. (5), (6), (15)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	8/18/2025	21,799,281	100%	21,799,281	19,025,669	7.0%
Total Senior Secured Term Loans										157,826,240	126,163,954	46.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (12)	Short-Term Business Credit	SME Financier	13.32%		0.0%	8/18/2023	5,601,000	47%	5,601,000	1,777,308	0.7%
Brazil	Dock Brasil Engenharia E Servicos S.A. (5), (6), (14)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK		0.0%	12/31/2025	8,079,450	42%	8,079,450	5,520,952	2.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	12/31/2027	9,007,964	88%	9,007,964	8,694,943	3.2%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.35% Cash / 4.0% PIK		0.0%	3/31/2023	15,092,408	30%	15,092,408	3,099,538	1.1%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021	18,717,631	100%	18,717,631	18,029,699	6.6%
Netherlands	Cevher International B.V. Netherlands (5), (6)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	17.00%		0.0%	2/28/2026	6,989,943	44%	10,114,382	10,297,713	3.8%
Nigeria	Maritime One Limited	Towing and Tugboat Service	Marine Logistics Provider	3.00%		0.0%	10/31/2026	969,521	100%	969,521	883,927	0.3%
Romania	Lidas SRL (5), (6), (9), (13)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	12/7/2024	6,836,622	41%	7,136,229	6,982,214	2.6%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	6/30/2026	873,024	49%	873,024	739,151	0.3%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	6/30/2026	15,877,350	57%	15,877,350	12,932,897	4.7%
Total Senior Secured Term Loan Participations										91,468,959	68,958,342	25.3%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (16)	Soybeans	Agriculture Distributor	0.00%		0.0%	8/1/2039	5,576,567	N/A	5,576,567	5,993,293	2.2%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019	5,670,694	N/A	5,670,694	5,064,927	1.9%
Cameroon	Producam SA (5), (6), (12)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024	16,077,863	77%	16,077,863	13,071,371	4.8%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023	4,424,931	59%	4,424,931	2,674,069	1.0%
Total Senior Secured Trade Finance Participations										31,750,055	26,803,660	9.9%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		0.0%	N/A	5,883,971	N/A	5,883,971	3,124,260	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13), (15)	Electric Services	Claim in Bankruptcy	N/A		0.0%	N/A	1,250,194	100%	1,250,194	950,255	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction A (5), (10)	Other	Profit sharing rights on cocoa distribution	N/A		0.0%	N/A	1,526,561	N/A	1,526,561	1,250,298	0.5%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		0.0%	12/15/2026	200,000	100%	200,000	103,015	0.0%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		0.0%	N/A	1,354,523	N/A	1,354,523	1,261,346	0.5%
Total other investments										21,649,620	11,437,646	4.2%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	3.94% PIK		0.0%	2/11/2027	380,684	4%	595,480	666,503	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (11)	Computer Related Services	IT Service Provider	12.0% PIK		0.0%	8/11/2026	30,362,288	23%	27,865,949	29,266,343	10.7%
Total convertible notes										28,461,429	29,932,846	10.9%

Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A	N/A	N/A	—	—	0.0%
Total Investments										$331,156,303	$263,296,448	96.6%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[5]	Watch List investment (i.e., an investment with any significant changes in the credit and collection risk).
[6]	Investment on non-accrual status.
[7]	The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 16.5% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on April 8, 2074. As a result of continued paid-in-kind interest accrual, the value of Blue Arrow has declined such that the value of the warrant is zero as of March 31, 2026.
[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farms Limited and Alfa Systems and Commodity Company Limited were July 31, 2023 and October 16, 2023, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.
[12]	Investment is in default.
13	Investment is in bankruptcy.
14	The Company is currently engaged in discussions with the borrower regarding a final settlement.
[15]	Investment is undergoing a restructuring.
[16]	The Company has completed a debt restructuring, which included an extension of the maturity date to 2039.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.
[18]	Another creditor filed a Penundaan Kewajiban Pembayaran Utang (“PKPU”) claim in Indonesia (which is comparable to a U.S. Chapter 11 bankruptcy filing). The Company has filed a claim in connection with that PKPU proceeding, but there is not certainty regarding the outcome of the Company’s claim.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2025

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel (5),(6), (14)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.22% Cash / 2.2% PIK / 3% Default		0.0%	6/18/2025	$5,966,448	10%	$5,966,448	$2,520,135	0.9%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023	22,219,565	100%	22,219,565	14,551,857	5.3%
Indonesia	PT Citra Labuantirta (5), (6), (18)	Chocolate and Cocoa Products	Cocoa Processor	8.0% Cash / 5.0% Redemption		0.0%	12/31/2024	15,000,000	51%	15,000,000	12,949,836	4.7%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6), (12)	Chemicals and Allied Products	Wholesale Distributor	12.00%		0.0%	6/30/2023	18,484,703	67%	18,484,703	4,019,175	1.5%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	3/31/2026	70,740,611	65%	70,740,611	70,740,611	25.9%
Singapore	Triton Metallics Pte Ltd. (5), (6), (15)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	8/18/2025	21,799,281	100%	21,799,281	19,025,670	7.0%
Total Senior Secured Term Loans										154,210,608	123,807,284	45.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (12)	Short-Term Business Credit	SME Financier	13.32%		0.0%	8/18/2023	5,601,000	47%	5,601,000	1,777,308	0.7%
Brazil	Dock Brasil Engenharia E Servicos S.A. (5), (6), (14)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK		0.0%	12/31/2025	8,079,450	42%	8,079,450	5,520,952	2.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	12/31/2027	10,198,665	88%	10,198,665	9,885,644	3.6%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.35% Cash / 4.0% PIK		0.0%	3/31/2023	15,092,408	30%	15,092,408	3,099,538	1.1%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021	18,717,631	100%	18,717,631	18,029,698	6.6%
Netherlands	Cevher International B.V. Netherlands (5), (6)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	0.00%		0.0%	2/28/2026	8,020,009	44%	11,144,448	11,036,073	4.0%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%		0.0%	10/31/2026	1,754,281	100%	1,754,281	1,668,687	0.6%
Romania	Lidas SRL (5), (6), (9), (13)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	12/7/2024	6,836,622	41%	7,136,229	6,982,214	2.6%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	6/30/2026	828,540	49%	828,540	694,668	0.3%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	6/30/2026	15,361,873	57%	15,361,873	12,676,945	4.6%
Total Senior Secured Term Loan Participations										93,914,525	71,371,727	26.1%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (16)	Soybeans	Agriculture Distributor	0.00%		0.0%	8/1/2039	5,834,471	N/A	5,834,471	6,040,979	2.2%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019	5,670,694	N/A	5,670,694	4,252,363	1.6%
Cameroon	Producam SA (5), (6), (12)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024	16,077,863	77%	16,077,863	13,525,607	5.0%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023	4,424,931	59%	4,424,931	2,674,069	1.0%
Total Senior Secured Trade Finance Participations										32,007,959	26,493,018	9.8%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		0.0%	N/A	5,883,971	N/A	5,883,971	3,124,260	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13), (15)	Electric Services	Claim in Bankruptcy	N/A		0.0%	N/A	1,250,194	100%	1,250,194	764,426	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction A (10)	Other	Profit sharing rights on cocoa distribution	N/A		0.0%	N/A	1,526,561	N/A	1,526,561	1,250,298	0.5%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		0.0%	12/15/2026	400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		0.0%	N/A	1,354,523	N/A	1,354,523	1,261,346	0.5%
Total other investments										21,849,620	11,451,817	4.3%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	3.94% PIK		0.0%	2/11/2027	377,010	4%	591,805	662,828	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (11)	Computer Related Services	IT Service Provider	12.0% PIK		0.0%	8/11/2026	29,525,587	23%	27,029,248	28,429,643	10.4%
Total convertible notes										27,621,053	29,092,471	10.6%

Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A	N/A	N/A	—	—	0.0%
Total Investments										$329,603,765	$262,216,317	96.1%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior security term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farms Limited and Alfa Systems and Commodity Company Limited were July 31, 2023 and October 16, 2023, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.
[12]	Investment is in default.
13	Investment is in bankruptcy.
14	The Company is currently engaged in discussions with the borrower regarding a final settlement.
[15]	Investment is undergoing a restructuring.
[16]	The Company has completed a debt restructuring, which included an extension of the maturity date to 2039.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.
[18]	Another creditor filed a Penundaan Kewajiban Pembayaran Utang (“PKPU”) claim in Indonesia (which is comparable to a U.S. Chapter 11 bankruptcy filing). The Company has filed a claim in connection with that PKPU proceeding, but there is not certainty regarding the outcome of the Company’s claim.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

March 31, 2026

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer units to existing unitholders pursuant to its distribution reinvestment plan ("DRP"). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024. For the period from April 1, 2017 to March 31, 2026, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP, for total gross proceeds of approximately $515,089,000 as of March 31, 2026.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of March 31, 2026, the Company’s Subsidiaries are as follows:

●	TriLinc Global Impact Fund – Asia, Ltd.
●	TriLinc Global Impact Fund – Latin America, Ltd.
●	TriLinc Global Impact Fund – Trade Finance, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance, Ltd.
●	TriLinc Global Impact Fund – Africa, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance II, Ltd.
●	TriLinc Global Impact Fund – Latin America III, Ltd.
●	TriLinc Global Impact Fund – Asia III, Ltd.
●	TriLinc Global Impact Fund – Asia IV, Ltd.
●	TriLinc Global Impact Fund – African Trade Finance III, Ltd.
●	TriLinc Global Impact Fund – Europe, Ltd.
●	TriLinc Global Impact Fund – Cayman Master (formerly known as TriLinc Global Impact Fund - North America, Ltd.)
●	TriLinc Global Impact Fund – Cayman, Ltd.

Through March 31, 2026, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

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

The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form  10-Q. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP is not required for interim reporting purposes and has been omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC o n March 30, 2026.

The results of operations for the  three months ended March 31, 2026 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2026.

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

Use of Estimates

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

Payment-in-Kind Interest

The Company has investments that contain payment-in-kind ("PIK") interest provisions. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as interest income, if the valuation indicates that such interest is collectible. For the three months ended March 31, 2026 and 2025, the Company earned PIK interest of $4,979,114 and $4,913,357, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At March 31, 2026, the estimated unpaid distribution fees for Class C units amounted to $332,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000. At December 31, 2025, the estimated unpaid distribution fees for Class C units amounted to $333,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of March 31, 2026, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2023.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of March 31, 2026, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of March 31, 2026, under GAAP, the Company has recorded a liability in the amount of $347,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of March 31, 2026, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.72. This estimated net asset value per unit as of  March 31, 2026 was relatively flat when compared to the net asset value per unit of approximately $5.71 as of  December 31, 2025.

The NAV remained relatively flat primarily as the result of the cumulative impact of several factors, including improved cash flows from certain of the Company’s borrowers and moderating inflation across multiple jurisdictions, partially offset by geopolitical developments, including the Russia–Ukraine War and ongoing conflicts and instability in the Middle East. The Company recorded $472,404 in unrealized depreciation and $0 in realized loss on its investments during the three months ended March 31, 2026. The Company also recorded $505,776 in unrealized depreciation and $73,871 in net realized loss on its investments during the three months ended March 31, 2025.

Concentration Risk

  As of  March 31, 2026 and  December 31, 2025, the investment balance at fair value reported on the Consolidated Statement of Assets and Liabilities totaled $263,296,448 and $262,216,317, respectively. Of these amounts, the Company's largest investment by value was $74,356,243 and $70,740,611, respectively, representing 28.2% and 27.0% of our total portfolio, respectively. This investment provides for paid in kind ("PIK") interest, with principal and interest due at maturity. As of  March 31, 2026 and  December 31, 2025, the Company's five largest investments by value totaled $155,128,939 and $150,777,479, respectively, representing 58.9% and 57.5% of the Company's portfolio, respectively.

As of  March 31, 2026 and  December 31, 2025, interest receivable reported on the Consolidated Statement of Assets and Liabilities totaled $18,884,798 and $20,336,649, respectively. Of these amounts, 94.9% and 87.9% were attributable to the Company’s five largest investments as of  March 31, 2026 and  December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, total interest income from investments, which includes both cash and PIK interest, was $4,015,286 and $6,232,853, respectively. During the three months ended March 31, 2026, the Company recorded negative investment income for one investment as a result of the period end assessment of the net realizable value of interest receivable associated with that investment. Excluding this investment for which negative investment income was recorded during the period, the Company recorded approximately $5.4 million and $6.2 million of total investment income for the three months ended March 31, 2026 and 2025, respectively. Of these amounts, $5,348,936 and $5,325,252 were attributable to the Company's five largest investments for the three months ended March 31, 2026 and 2025, respectively.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at March 31, 2026 and 2025.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised through the end of the Offering, the organization and offering costs did not exceed the O&O Reimbursement Limit, and reimbursement to the Sponsor of the initial offering and organization costs were recorded in periods prior to 2021. The Company continues to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company. There were no offering costs incurred by the Sponsor during the three months ended March 31, 2026 and 2025.

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

In addition, as of  March 31, 2026 and December 31, 2025, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative the U.S. dollar.

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

At March 31, 2026, the Company’s largest loan by value was $74,356,243 or 28.2% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 58.9% of the Company’s investment portfolio at March 31, 2026. Participations in loans amounted to 36.4% of the fair value of the Company’s total portfolio at March 31, 2026.

Note 3. Investments

As of March 31, 2026, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$157,826,240	$126,163,954	47.9%
Senior secured term loan participations	91,468,959	68,958,342	26.2%
Senior secured trade finance participations	31,750,055	26,803,660	10.2%
Convertible notes	28,461,429	29,932,846	11.4%
Other investments	21,649,620	11,437,646	4.3%
Equity warrants	—	—	0.0%
Total investments	$331,156,303	263,296,448	100.0%

As of December 31, 2025, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$154,210,608	$123,807,284	47.2%
Senior secured term loan participations	93,914,525	71,371,727	27.2%
Senior secured trade finance participations	32,007,959	26,493,018	10.1%
Convertible notes	27,621,053	29,092,471	11.1%
Other investments	21,849,620	11,451,817	4.4%
Equity warrants	—	—	0.0%
Total investments	$329,603,765	$262,216,317	100.0%

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

As of  March 31, 2026 and  December 31, 2025, Participations with sub-advisors represented the following as a percentage of Net Assets:

	As of March 31, 2026		As of December 31, 2025
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Total	Value	of Total
CEECAT Capital Limited & CCL Investments SARL	$10,297,712	3.8%	$11,036,073	4.0%
Origin Capital Limited	16,192,183	5.9%	15,891,748	5.8%
Scipion Capital, Ltd.	1,777,308	0.7%	1,777,308	0.7%
TRG Management LP	35,453,799	13.0%	34,613,423	12.7%
Total	$63,721,002	23.4%	$63,318,552	23.2%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company's trade finance investments have up to a year or more of accrued interest receivable as of  March 31, 2026. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis based on the terms of the agreements. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at March 31, 2026 and December 31, 2025 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of March 31, 2026 and December 31, 2025, was as follows:

	As of March 31, 2026		As of December 31, 2025
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.1%	$2,955,774	1.1%
Boatbuilding and Repairing	5,520,952	2.1%	5,520,952	2.1%
Chemicals and Allied Products	3,919,175	1.5%	4,019,175	1.5%
Chocolate and Cocoa Products	24,963,118	9.5%	26,475,443	10.1%
Coal and Other Minerals and Ores	33,476,654	12.7%	33,577,527	12.8%
Computer Related Services	29,932,846	11.4%	29,092,471	11.1%
Corn	13,672,048	5.2%	13,371,613	5.1%
Corrugated and Solid Fiber Boxes	2,520,135	1.0%	2,520,135	1.0%
Cotton Ginning	1,792,698	0.7%	1,792,698	0.7%
Dairy Farms	5,064,927	1.9%	4,252,363	1.6%
Electric Services	950,255	0.4%	764,426	0.3%
Freight Transportation Arrangement	3,099,538	1.2%	3,099,538	1.2%
Frozen Fish and Seafood	2,674,069	1.0%	2,674,069	1.0%
Hotels and Motels	8,694,943	3.3%	9,885,644	3.8%
Land Subdividers and Developers	18,029,699	6.8%	18,029,698	6.9%
Motor Vehicle Parts and Accessories	10,297,713	3.9%	11,036,073	4.2%
Refuse Systems	74,356,243	28.1%	70,740,611	26.9%
Retail Bakeries	6,982,214	2.7%	6,982,214	2.7%
Short-Term Business Credit	1,777,308	0.7%	1,777,308	0.7%
Soybeans	5,993,293	2.3%	6,040,979	2.3%
Towing and Tugboat Service	883,927	0.3%	1,668,687	0.6%
Other	5,738,919	2.2%	5,938,919	2.3%
Total	$263,296,448	100.0%	$262,216,317	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$15,806,692	5.9%	$15,041,814	5.7%
Botswana	1,777,308	0.7%	1,777,308	0.7%
Brazil	35,556,813	13.5%	34,916,438	13.3%
Cabo Verde	8,694,943	3.3%	9,885,644	3.8%
Cameroon	13,071,371	5.0%	13,525,607	5.2%
Chile	950,255	0.4%	764,426	0.3%
Ecuador	5,194,204	2.0%	5,194,204	2.0%
Hong Kong	14,450,985	5.5%	14,551,857	5.5%
Indonesia	11,891,747	4.5%	12,949,836	4.9%
Kenya	3,099,538	1.2%	3,099,538	1.2%
Malaysia	3,919,175	1.5%	4,019,175	1.5%
Mexico	74,356,243	28.2%	70,740,611	26.9%
Namibia	18,029,699	6.8%	18,029,698	6.9%
Netherlands	10,297,713	3.9%	11,036,073	4.2%
Nigeria	2,134,225	0.8%	2,918,985	1.1%
Peru	1,261,346	0.5%	1,261,346	0.5%
Romania	6,982,214	2.7%	6,982,214	2.7%
Singapore	19,025,669	7.2%	19,025,670	7.3%
Uganda	13,672,048	5.2%	13,371,613	5.1%
N/A	3,124,260	1.2%	3,124,260	1.2%
Total	$263,296,448	100.0%	$262,216,317	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820, Fair Value Measurement ("ASC 820") as of March 31, 2026:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$126,163,954	$—	$—	$126,163,954
Senior secured term loan participations	68,958,342	—	—	68,958,342
Senior secured trade finance participations	26,803,660	—	—	26,803,660
Convertible notes	29,932,846	—	—	29,932,846
Other investments	11,437,646	—	—	11,437,646
Equity warrants	—	—	—	—
Total	$263,296,448	$—	$—	$263,296,448

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2025:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$123,807,284	$—	$—	$123,807,284
Senior secured term loan participations	71,371,727	—	—	71,371,727
Senior secured trade finance participations	26,493,018	—	—	26,493,018
Convertible notes	29,092,471	—	—	29,092,471
Other investments	11,451,817	—	—	11,451,817
Equity warrants	—	—	—	—
Total	$262,216,317	$—	$—	$262,216,317

  The fair value of the repurchase obligation as of  March 31, 2026, is $2,876,926, which equals the principal amount outstanding (see Note 5. Contingencies and Related Parties for additional information).

The following is a reconciliation of activity for the three months ended March 31, 2026, of investments classified as Level 3:

	Fair Value at December 31, 2025	Purchases	Proceeds from disposition and paydowns of investments	Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2026
Senior secured term loans	$123,807,284	$—	$—	$3,615,631	$(1,258,961)	$—	$126,163,954
Senior secured term loan participations	71,371,727	—	(3,091,435)	645,867	32,183	—	68,958,342
Senior secured trade finance participations	26,493,018	—	(257,903)	—	568,545	—	26,803,660
Convertible notes	29,092,471	—	—	840,375	—	—	29,932,846
Other investments	11,451,817	—	(200,000)	—	185,829	—	11,437,646
Equity warrants	—	—	—	—	—	—	—
Total	$262,216,317	$—	$(3,549,338)	$5,101,873	$(472,404)	$—	$263,296,448

The following is a reconciliation of activity for the year ended December 31, 2025, of investments classified as Level 3:

	Fair Value at December 31, 2024	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications		Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2025
Senior secured term loans	$121,679,322	$—	$-	$(3,904,117)	(1)	$14,872,272	$(8,840,193)	$—	$123,807,284
Senior secured term loan participations	78,156,693	—	(6,632,559)	—		1,852,138	(2,004,545)	—	71,371,727
Senior secured trade finance participations	27,665,139	—	(776,478)	—		—	5,625,010	(6,020,653)	26,493,018
Convertible notes	25,387,189	—	—	—		3,178,475	526,807	—	29,092,471
Other investments	13,054,395	—	(1,326,315)	—		—	(202,392)	(73,871)	11,451,817
Equity warrants	2,466,534	—	—	—		—	(2,466,534)	—	—
Total	$268,409,272	$—	$(8,735,352)	$(3,904,117)		$19,902,885	$(7,361,847)	$(6,094,524)	$262,216,317

(1) The total amount pertains to the repurchase obligation (see Note 5. Contingencies and Related Parties for additional information) and the reversion to the original contractual terms of the debt agreement for a specific investment following a failure to reach an agreement on the investment's restructuring.

Net change in unrealized depreciation for the three months ended March 31, 2026 and net change in unrealized depreciation for the year ended  December 31, 2025 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $472,404 and $7,361,847, respectively.

As of March 31, 2026, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2026:

	Fair value	Valuation technique	Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (1)	$7,738,996	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.24x - 1.65x, 11.75% - 17.67% (15.62%), 1.0 - 3.3 years
Senior secured trade finance participations (2)	$19,064,664	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.0% - 21.0% (19.11%), 4.0 - 13.3 years
Senior secured term loans (2)	$110,353,032	Income approach (DCF)	Discount rate, Estimated duration period (5)	15.50% - 21.0% (17.76%), 0.9 - 24.8 years
Senior secured term loans (3)	$15,810,922	A hybrid of the collateral based or conversion approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.70x - 1.18x, 19.0% - 35.0% (22.97%), 1.0 - 3.8 years
Senior secured term loan participations (1)	$21,129,237	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.36x - 2.65x, 13.50% - 19.0% (18.19%), 1.0 - 3.5 years
Senior secured term loan participations (2)	$46,051,797	Income approach (DCF)	Discount rate, EBITDA multiple, Estimated duration period (5)	11.0% - 22.5% (15.96%), 7x, 0.2 - 8.3 years
Senior secured term loan participations (3)	$1,777,308	A hybrid of the collateral based approach and the income approach (DCF)	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.38x, 22.75%, 3.0 - 3.2 years
Other investments (1)	$8,822,987	Collateral based approach	Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.32x, 5.51% - 24.50% (19.95%), 0.5 - 3.0 years
Other investments (2)	$2,614,659	Income approach (DCF)	Discount rate, Estimated duration period (5)	8.0% - 13.25% (8.92%), 0.5 - 1.8 years
Convertible notes (2)	$29,932,846	Income approach (DCF)	Discount rate	15.75% - 17.0% (16.97%)
Equity warrants	$—	Option Pricing Method	Risk free rate, volatility, time to liquidity	3.7%, 90.6%, 5 years

(1)	The Company used a collateral based approach for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Itelecom, Algodonera, and Frigorifico.
(2)

The Company used the income approach for the following Watch List investments: Grupo Surpapel, Limas, Triton, Dock Brasil, Cevher, Lidas, Agilis Partners, Agilis Partners Holding, CAGSA, Producam, and Equity Participation in Cocoa Transaction.

(3)	The Company used a hybrid of the collateral or the conversion approach and the income approach for the following Watch List investments: PT Citra, Vikudha, and Ecsponent.
(4)	The inputs were weighted based on the fair value of the investments included in the range.
(5)	Represents estimated period from March 31, 2026 to receipt date of final payment for investments under the income approach or estimated period from March 31, 2026 to collection date of proceeds from liquidation of collateral for investments under the liquidation approach.

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

For additional information concerning the country-specific risk concentrations for the Company’s investments, refer to the Consolidated Schedule of Investments and Note 3.

Note 5. Contingencies and Related Parties

Agreements

Advisory Agreement

The current term of the Advisory Agreement between the Company and the Advisor, (the “Advisory Agreement”) ends on March 31, 2027, subject to an unlimited number of one-year renewals upon mutual consent of the Company and the Advisor.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company did not accrue an incentive fee on capital gains for the three months ended March 31, 2026 and 2025 as no capital gains were recognized from the sale of investments and the applicable hurdle was not met during those periods. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

Repurchase Agreement

On October 31, 2022, the Company entered into a transaction with an unrelated financial institution, whereby it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On May 4, 2023, the Company's repurchase deadline was extended to October 2023. Subsequent amendments to the agreement, including a fourth extension through June 18, 2025, modified the terms such that the participation was no longer required to be recorded as an asset, nor the related repurchase obligation as a liability. Under the revised terms, the transaction was more appropriately deemed to be a put option requiring the Company to repurchase the participation at the option of the buyer at a future fixed price while the buyer was no longer obligated to sell the participation to the Company. Therefore, it was not recorded as a liability. As of June 18, 2025, upon the expiration of the most recent amendment, the fixed repurchase price of $2.9 million became a binding obligation due to the Company's guarantee to repurchase. Consequently, both the related asset and corresponding liability were recognized on June 18, 2025.

Related Party Transactions

For the three months ended March 31, 2026 and 2025, the Advisor earned $1,384,860 and $1,425,604, respectively, in asset management fees and $0 and $0, respectively, in incentive fees.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of  March 31, 2026, the investment represented approximately 0.5% of the Company's total portfolio.

As of  March 31, 2026 and December 31, 2025, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaled $41,125 and $10,015, respectively, including interest payable of $114 and $49, respectively, accrued on such amounts. Amounts due from affiliates as of  March 31, 2026 and December 31, 2025 reflect the payments of certain operating expenses of an affiliate of the Advisor by the Company, which payment had not yet been reimbursed to the Company as of  March 31, 2026 and December 31, 2025, respectively.

As of  March 31, 2026 and December 31, 2025, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $1,298,219 and $917,251, respectively, including interest payable of $22,551 and $14,853, respectively, accrued on such amounts. These balances reflect the Company's obligation to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by such affiliates.

Note 6. Unit Capital

As of March 31, 2026, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of March 31, 2026, the Company recorded a liability in the aggregate amount of $347,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of March 31, 2026 is calculated based on a net asset value per Class C, Class I and Class W units of $5.714 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the three months ended March 31, 2026:

	Units	Units Issued	Units	Units	Units
	Outstanding	under Distribution	Exchanged	Repurchased	Outstanding
	as of	Reinvestment Plan			as of
	December 31,	During	During	During	March 31,
	2025	the Period	the Period	the Period	2026
Class A units	18,303,344	—	—		18,303,344
Class C units	7,759,823	—	—	—	7,759,823
Class I units	10,582,818	—	—	—	10,582,818
Class W units	24,555	—	—	—	24,555
Class Y units	2,683,015	—	—	—	2,683,015
Class Z units	8,423,851	—	—	—	8,423,851
Total	47,777,406	—	—	—	47,777,406

During the three months ended March 31, 2026, no units were issued under the DRP.

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

During the three months ended March 31, 2026, no repurchase requests were fulfilled. Given that the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC as of March 31, 2023, the Company temporarily suspended the private placement, the DRP and the unit repurchase program effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. The private placement was terminated on November 29, 2024.

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

Note 7. Distributions

During the three months ended March 31, 2026 and 2025, the Company made no distributions.

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Per unit data (1):
Net asset value at beginning of period	$5.71	$5.89
Net investment income	0.01	0.07
Net change in unrealized depreciation on investments	(0.01)	(0.01)
Net realized losses on investments	—	(0.00)
Net increase in net assets resulting from operations	0.00	0.06
Net change in accrued distribution and other fees	0.00	(0.00)
Net increase in net assets	0.00	0.06
Net asset value at end of period (2)	$5.71	$5.95
Total return based on net asset value (3)	0.02%	1.07%
Net assets at end of period	$272,710,142	$283,695,106
Units Outstanding at end of period	47,777,406	47,777,985
Ratio/Supplemental data:
Ratio of net investment income to average net assets	0.80%	4.49%
Ratio of total expenses to average net assets	5.19%	4.45%

1	The per unit data was derived by using the weighted average units outstanding during the three months ended March 31, 2026 and 2025, which were 47,777,406 and 47,777,985, respectively.
2

For financial statement reporting purposes under GAAP, as of March 31, 2026 and 2025, the Company recorded a liability in the amount of $347,000 and $359,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3

The Company’s net investment income and expense ratios have been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through  May 14, 2026, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026.

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

Overview

We make impact investments in SMEs that provide the opportunity to achieve both competitive financial returns and positive measurable impact. We were organized as a Delaware limited liability company on April 30, 2012. We have operated and intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended. We have used the proceeds raised from the issuance of units to invest in SMEs through local market sub-advisors in a diversified portfolio of financial assets, including direct loans, loan participations, convertible debt instruments, trade finance, structured credit and preferred and common equity investments. A substantial portion of our assets consists of collateralized private debt instruments, which we believe offer opportunities for competitive risk-adjusted returns and income generation. We are externally managed and advised by TriLinc Advisors, LLC, or the Advisor. The Advisor is an investment adviser registered with the SEC.

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

For the three months ended March 31, 2026, we did not issue any units through the DRP. As of March 31, 2026, $21,439,000 in units remained available for sale pursuant to the DRP, which was temporarily suspended effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. In addition, the Company's unit repurchase program was suspended effective April 1, 2023. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. Due to the terms and limitations of the unit repurchase program, no units have been repurchased since the program was reopened in September 2024.

From our inception through March 31, 2026, we issued an aggregate of approximately 56,406,000 of our units, including 8,179,306 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000. We have not issued any units since the first quarter of 2023.

Outlook

Over the past several years, the global economy weathered tighter monetary policy triggered by high inflation better than most economists originally forecasted, particularly the United States. However, growth expectations were modestly revised downward during the year ended December 31, 2025. Many of the Company’s borrowers experienced significant negative effects during the 2020 - 2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Although most supply-side conditions normalized in 2023, providing some economic relief to borrower companies, these disruptions had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. Current macroeconomic conditions are not strong enough for many borrower companies to achieve a rapid and significant recovery in operating performance. The U.S. government has imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain non-U.S. countries have imposed or may impose retaliatory tariffs. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. Such uncertainty may be further exacerbated by ongoing geopolitical tensions and conflicts, including the continuing Russia-Ukraine conflict, conflicts and instability in the Middle East, and broader geopolitical competition among major global economies, which have contributed to volatility in global energy markets, supply chains, commodity prices and financial markets. These developments, and the continued uncertainty, may have a material adverse effect on global economic conditions and the stability of global financial markets. As of March 31, 2026, material direct effects on the Company's borrowers have been limited to a few select cases, as many announced tariffs remained suspended through the end of the first quarter of 2026. The Company’s NAV was relatively flat when compared to the NAV per unit as of December 31, 2025. The NAV remained relatively flat primarily as the result of the cumulative impact of several factors, including improved cash flows from certain of the Company’s borrowers and moderating inflation across multiple jurisdictions, partially offset by geopolitical developments, including the Russia–Ukraine War and ongoing conflicts and instability in the Middle East.

As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Accordingly, the Company expects that in the near term it will experience additional significant constraints on its liquidity. As a result, with the exception of special distributions paid to unitholders in February 2024 and March 2024, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. In addition, the Company’s unit repurchase program, which was suspended effective April 1, 2023, has been reinstated, but only with respect to repurchase requests made in connection with the death or disability of a unitholder and remains subject to the other terms and limitations of the program, which generally limit funds available for redemption to proceeds from our DRP. Since we have not paid distributions since early 2024, there have not been any proceeds from our DRP. Our NAV per unit as of March 31, 2026 is higher than it would have been if the Company had continued to pay regular monthly distributions during the three months ended March 31, 2026.

The Company intends to continue evaluating and pursuing various strategic alternatives to address its liquidity needs, including the potential sale of all or a portion of certain investments, the pursuit of additional credit facilities, and the negotiation and execution of multiple settlement agreements, which are expected to close and provide liquidity in 2026. However, there can be no assurance as to the timing or receipt of any payments related to such settlement agreements. The Company expects to engage a financial advisor to assist the Company and its board with analyzing potential liquidity options and management expects that it will be able to provide an update regarding its exploration of potential liquidity options in its next quarterly report on Form 10-Q.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of March 31, 2026, some of our investments were in the form of participations, and we expect that some of our future investments will continue to be in the form of participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for certain participations generally is the respective sub-advisor or its affiliate that originates the loan in which we are participating. In such case, we will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

Floating Interest Rates

As of March 31, 2026, 2.8% of the fair value of the Company’s total investments bore interest at floating rates based on the Secured Overnight Financing Rate (“SOFR”), serving as an alternative rate designated by the Company following the discontinuation of LIBOR, which was phased out completely in June 2023. In July 2023, the Company's legacy loans transitioned from LIBOR to Synthetic LIBOR, which was in effect until September 30, 2024. The Company's legacy loans have transitioned to SOFR following the complete phase-out of LIBOR as of September 30, 2024.

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

Portfolio and Investment Activity

During the three months ended March 31, 2026, the Company did not make any investments. Additionally, the Company received proceeds from repayments and dispositions of investment principal of approximately $3.5 million.

At March 31, 2026 and December 31, 2025, the Company’s investment portfolio included 28 companies, and the fair value of our portfolio was comprised of the following:

	As of March 31, 2026		As of December 31, 2025
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$126,163,954	47.9%	$123,807,284	47.2%
Senior secured term loan participations	68,958,342	26.2%	71,371,727	27.2%
Senior secured trade finance participations	26,803,660	10.2%	26,493,018	10.1%
Convertible notes	29,932,846	11.4%	29,092,471	11.1%
Other investments	11,437,646	4.3%	11,451,817	4.4%
Equity warrants	—	0.0%	—	0.0%
Total investments	$263,296,448	100.0%	$262,216,317	100.0%

As of March 31, 2026, the weighted average contractual yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans and convertible notes were 9.8%, 13.7%, 16.2% and 11.8%, respectively, for a weighted average contractual yield on investments of approximately 13.5% on our total portfolio.

As of December 31, 2025, the weighted average contractual yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 9.7%, 14.3%, 16.1%, and 11.8%, respectively, for a weighted average contractual yield on investments of approximately 13.5% on our total portfolio.

As of March 31, 2026, we had the following investments, listed by description of the underlying borrower (if applicable):

Description		Sector	Industry Classification	Country	Interest		Maturity (1)		Principal Amount	Fair Value
Sustainable Packaging Manufacturer	(9)	Corrugated and Solid Fiber Boxes	Recycling	Ecuador	11.22% Cash / 2.2% PIK / 3% Default		6/18/2025	(2)	$5,966,448	$2,520,135
Resource Trader	(6)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%		6/30/2023	(2)	22,219,565	14,450,985
Cocoa Processor	(3)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Indonesia	8.0% Cash / 5.0% Redemption		12/31/2024	(2)	15,000,000	11,891,747
Wholesale Distributor	(6)	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%		6/30/2023	(2)	18,484,703	3,919,175
Waste to Fuels Processor	(4)	Refuse Systems	Recycling	Mexico	20.0% PIK		3/31/2026		74,356,243	74,356,243
Non-Ferrous Metal Trader	(5)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK		8/18/2025	(2)	21,799,281	19,025,669
SME Financier	(6)	Short-Term Business Credit	Inclusive Finance	Botswana	13.32%		8/18/2023	(2)	5,601,000	1,777,308
Ship Maintenance & Repair Service Provider	(9)	Boatbuilding and Repairing	Infrastructure Development	Brazil	14% Cash / 3% PIK		12/31/2025	(2)	8,079,450	5,520,952
Hospitality Service Provider		Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK		12/31/2027		9,007,964	8,694,943
Freight and Cargo Transporter	(6)	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.35% Cash / 4.0% PIK		3/31/2023	(2)	15,092,408	3,099,538
Property Developer	(6)	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK		8/15/2021	(2)	18,717,631	18,029,699
Wheel Manufacturer		Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	17.00%		2/28/2026	(2)	6,989,943	10,297,713
Marine Logistics Provider		Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%		10/31/2026	(2)	969,521	883,927
Frozen Bakery Products Manufacturer	(7)	Retail Bakeries	Responsible Consumer Goods Production	Romania	18.5% Cash		12/7/2024	(2)	6,836,622	6,982,214
Grain Processor G	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK		6/30/2026	(2)	873,024	739,151
Grain Processor F	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.0% PIK		6/30/2026	(2)	15,877,350	12,932,897
Agriculture Distributor		Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	0.00%		8/1/2039	(2)	5,576,567	5,993,293
Dairy Co-Operative	(6)	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%		7/29/2019	(2)	5,670,694	5,064,927
Cocoa & Coffee Exporter	(6)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	(8)	12/31/2024	(2)	16,077,863	13,071,371
Seafood Processing Company II	(6)	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%		10/25/2023	(2)	4,424,931	2,674,069
Claim in Bankruptcy	(7)	Other	Other	N/A	N/A		N/A	(2)	5,883,971	3,124,260
Claim in Bankruptcy	(5), (7)	Electric Services	Technological Innovation	Chile	N/A		N/A	(2)	1,250,194	950,255
Claim in Bankruptcy	(7)	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	4,935,048	1,792,698
Claim in Bankruptcy	(7)	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	6,499,323	2,955,774
Profit sharing rights on cocoa distribution		Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A		N/A		1,526,561	1,250,298
Installment under Judicial Recovery		Other	Other	Brazil	N/A		12/15/2026		200,000	103,015
Real estate property		Other	Other	Peru	N/A		N/A		1,354,523	1,261,346
IT Service Provider		Computer Related Services	Access to Technology	Brazil	3.94% PIK		2/11/2027		380,684	666,503
IT Service Provider		Computer Related Services	Access to Technology	Brazil	12.0% PIK		8/11/2026		30,362,288	29,266,343
Total Investments										$263,296,448

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	This investment has been claimed in a bankruptcy proceeding.
[4]	The Company is negotiating with the borrower to amend the loan term to extend the maturity date.
[5]	Investment is undergoing a restructuring.
6	Investment is in default.
7	Investment is in bankruptcy.
8	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.
9	The Company is currently engaged in discussions with the borrower regarding a final settlement.

As of March 31, 2026, the composition of our investments at fair value based on the Company created industry classification was as follows:

	As of March 31, 2026		As of December 31, 2025
	Fair	Percentage	Fair	Percentage
Industry Classification	Value	of Total	Value	of Total
Access to Technology	$29,932,846	11.4%	$29,092,471	11.1%
Inclusive Finance	1,777,308	0.7%	1,777,308	0.7%
Infrastructure Development	32,245,594	12.2%	33,436,294	12.8%
Recycling	76,876,378	29.2%	73,260,746	27.9%
Responsible Consumer Goods Production	17,279,927	6.6%	18,018,287	6.9%
Responsible Industrial Goods Distribution	3,919,175	1.5%	4,019,175	1.5%
Responsible Logistics Management	3,983,465	1.5%	4,768,225	1.8%
Responsible Natural Resources Distribution	33,476,654	12.7%	33,577,527	12.8%
Sustainable Agriculture & Agroprocessing	50,627,229	19.2%	51,886,805	19.8%
Sustainable Aquaculture & Processing	2,674,069	1.0%	2,674,069	1.0%
Sustainable Dairy Production	5,064,927	1.9%	4,252,363	1.6%
Technological Innovation	950,255	0.4%	764,426	0.3%
Other	4,488,621	1.7%	4,688,621	1.8%
Total	$263,296,448	100.0%	$262,216,317	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the fair value of all investments and cash on the date of investment. As of March 31, 2026, the Company has made investments in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At March 31, 2026, 19 portfolio companies were on non-accrual status with an aggregate fair value of approximately $133,141,782 or 50.6% of the fair value of the Company’s total investments. At December 31, 2025, 19 portfolio companies were on non-accrual status with an aggregate fair value of approximately $134,642,632 or 51.3% of the fair value of the Company’s total investments. As of March 31, 2026 and December 31, 2025, the Company had 22 and 22 Watch List investments, respectively, representing 56.2% and 57.1%, respectively, of the fair value of the Company's total investments.

As of March 31, 2026, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	March 31, 2026	March 31, 2025
Trustco Group Holdings Ltd. (3)	$18,717,631	$18,029,698	$—	N/A	Collateral based approach	$673,762	$647,116
Equity Participation in Cocoa Transaction A	1,526,561	1,250,298	—	N/A	Income approach	—	—
Compania Argentina de Granos S.A. (2), (3)	5,576,567	5,993,293	—	N/A	Income approach	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach	—	—
Sancor Cooperativas Unidas Ltda (3)	5,670,694	5,064,927	—	N/A	Collateral based approach	—	154,776
IIG TOF B.V. (2), (3)	5,883,971	3,124,260	—	N/A	Collateral based approach	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach	—	—
Triton Metallics Pte Ltd.(3)	21,799,281	19,025,670	1,513,671	N/A	Income approach	1,101,291	688,832
Ecsponent Holdings Limited (1), (3)	5,601,000	1,777,308	—	Scipion	Hybrid income/collateral based approach	186,546	194,570
Producam S.A. (3)	16,077,863	13,071,371	—	N/A	Income approach	502,291	457,330
Multiple ICD (Kenya) Limited (3)	15,092,408	3,099,538	—	N/A	Collateral based approach	703,644	690,243
Agilis Partners Holding LLC (1)	873,024	739,151	9,623	Origin	Income approach	—	—
Agilis Partners	15,877,350	12,932,897	2,170,584	Origin	Income approach	—	—
Itelecom Holding Chile SPA (1), (2), (3)	1,250,194	950,255	—	N/A	Collateral based approach	—	—
Limas Commodities House Limited (3)	22,219,565	14,450,985	—	N/A	Income approach	928,599	827,780
Vikudha Malaysia Sdn Bhd (3)	18,484,703	3,919,175	—	N/A	Hybrid income/collateral based approach	697,228	649,864
Cevher International B.V. Netherlands (3)	6,989,943	10,297,712	897,707	CCL	Income approach	164,466	548,243
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (1), (3)	4,424,931	2,674,069	—	N/A	Collateral based approach	129,982	129,982
Lidas SRL (3)	6,836,622	6,982,214	2,159,477	N/A	Income approach	461,447	—
PT Citra Labuantirta (3)	15,000,000	11,891,747	8,368,416	N/A	Hybrid income/collateral based approach	—	—
Dock Brasil Engenharia E Servicos S.A. (3)	8,079,450	5,520,952	—	TRG	Income approach	—	—
Grupo Surpapel (1), (3)	5,966,448	2,520,135	—	Origin	Income approach	266,892	—
Total Watchlist	$213,382,577	$148,064,127	$15,119,478			$5,816,149	$4,988,735

[1]

Investments with a fair value equal to or less than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2026. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of March 31, 2026 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.

As of December 31, 2025, the Company’s Watch List investments consisted of the following:

Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach
Trustco Group Holdings Ltd. (3)	$18,717,631	$18,029,698	$—	N/A	Collateral based approach
Maritime One Limited (1)	1,754,281	1,668,687	29,719	N/A	Income approach
Compania Argentina de Granos S.A. (2), (3)	5,834,471	6,040,979	—	N/A	Income approach
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach
Sancor Cooperativas Unidas Ltda (3)	5,670,694	4,252,363	1,347,047	N/A	Collateral based approach
IIG TOF B.V. (2), (3)	5,883,971	3,124,260	—	N/A	Collateral based approach
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach
Triton Metallics Pte Ltd.(3)	21,799,281	19,025,670	1,513,671	N/A	Income approach
Ecsponent Holdings Limited (1), (3)	5,601,000	1,777,308	—	Scipion	Hybrid income/collateral based approach
Producam S.A. (3)	16,077,863	13,525,607	—	N/A	Income approach
Multiple ICD (Kenya) Limited (3)	15,092,408	3,099,538	—	N/A	Collateral based approach
Agilis Partners Holding LLC (1)	828,540	694,668	27,102	Origin	Income approach
Agilis Partners	15,361,873	12,676,945	2,239,301	Origin	Income approach
Itelecom Holding Chile SPA (1), (2), (3)	1,250,194	764,426	—	N/A	Collateral based approach
Limas Commodities House Limited (3)	22,219,565	14,551,857	—	N/A	Income approach
Vikudha Malaysia Sdn Bhd (3)	18,484,703	4,019,175	—	N/A	Hybrid income/collateral based approach
Cevher International B.V. Netherlands (3)	8,020,009	11,036,073	897,707	CCL	Income approach
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (1), (3)	4,424,931	2,674,069	—	N/A	Collateral based approach
Lidas SRL (3)	6,836,622	6,982,214	2,159,477	N/A	Income approach
PT Citra Labuantirta (3)	15,000,000	12,949,836	8,368,416	N/A	Hybrid income/collateral based approach
Dock Brasil Engenharia E Servicos S.A. (3)	8,079,450	5,520,952	—	TRG	Income approach
Grupo Surpapel (1), (3)	5,966,448	2,520,135	—	Origin	Income approach
Total Watchlist	$214,338,306	$149,682,932	$16,582,440

[1]

Investments with a fair value equal to or less than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2025. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of December 31, 2025 are presented below.

[2]	Excludes interest not accrued with respect to investments which the Company may not legally accrue interest, such as those that are the subject of bankruptcy proceedings.
[3]	Investments were on non-accrual status.

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including 5 of the 22 Watch List investments as of March 31, 2026. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of March 31, 2026 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Since then, there have been several iterations of the settlement terms, with each set of terms representing slightly better terms for the lenders. The final restructuring proposal was submitted on December 31, 2024. On July 31, 2025, the court approved the restructuring plan. The Company received the first payment of the settlement proceeds as expected in early October 2025. The second payment was received in February 2026 as scheduled. As the Company continued to receive settlement payments, an increase in fair value of approximately $210,000 was recognized as a result of the quarterly valuation during the three months ended March 31, 2026.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account. As of March 31, 2026, the creditors continue to work with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Sancor Cooperativas Unidas Limitada

In April 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada (“Sancor”), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company did not receive any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. During the year ended December 31, 2021, Sancor was engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower. The Company is cooperating with the lender group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt. In July 2024, a joint liquidation agreement for the warrants was executed between Sancor and the creditor group, providing for the immediate liquidation of 70% of the warrants, the proceeds of which were to be transferred to the creditors, with the remaining warrants to be liquidated, deposited into an escrow account, and paid in four equal installments starting in September 2024. In August 2024, a deposit of approximately $500,000 was transferred to an Argentinean escrow agent to be held for 9 to 12 months on behalf of all creditors, with a currency hedge in place. While a partial payment of $150,000 was paid in September 2024, Sancor has not fulfilled its installment obligations as agreed per the joint liquidation agreement. In the aggregate, Sancor has paid only approximately $650,000 of the $2.2 million owed through 2024 to the escrow account in Argentina. As a result, counsel arranged for the auction of the warrants to be recommenced. However, in December 2024, Sancor requested to pause the auction process in exchange for an immediate payment of $80,000. In the interest of providing Sancor with further time to repay the debt, counsel to the lender group agreed. Sancor deposited $40,000 into the escrow account in December 2024 and advised that a second payment of $40,000 would be forthcoming in 2-3 weeks. Payment was never received, so counsel to the lender group once again began the process of auctioning the warrants. While the auction was expected to begin in the first half of 2025, in early February 2025, Sancor filed for concurso preventivo protection (equivalent to a U.S. Chapter 11 bankruptcy filing) in Argentina. In June 2025, the Company, as part of the lender group, filed claims in the concurso proceeding, and in August and September 2025, Sancor filed objections to the claims. In September 2025, the Argentine court granted an extension for the concurso deadlines, extending the exclusivity period to February 9, 2026. The court further extended the timeline during the fourth quarter of 2025, setting the next deadline in May 2026. Sancor filed for bankruptcy on April 15, 2026 and the court commenced the bankruptcy proceedings on April 22, 2026. Post-petition creditors are required to file claims for verification with the bankruptcy trustee by May 29, 2026. Due to the ongoing uncertainty as to the Company's ability to recover amounts due to it by Sancor, a decrease in fair value of approximately $534,000 was recognized during the three months ended March 31, 2026.

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

As noted above, IIG TOF B.V. was declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the risk created by the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. On July 25, 2024, the Company received $75,000 from the U.S. Attorney’s Office as part of a restitution settlement with David Hu and was notified that a restitution settlement with Martin Silver is still in process. On August 29, 2025, the Company received $40,726 from the U.S. Attorney’s Office as further recovery from the restitution settlement with David Hu. The Company also received immaterial proceeds in February 2026 in connection with a settlement involving Martin Silver’s spouse. As of March 31, 2026, the creditors continue to work with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Investments through Scipion Capital, Ltd. (“Scipion”) as the Sub-Advisor

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon-based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company, and the restructuring process was finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value of the investment decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no accrued interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognized. As of March 31, 2026, recovery is expected to come primarily from the legal claim filed in the UK courts against the collateral manager and its insurer. Due to ongoing delays, a decrease in fair value of approximately $454,000 was recognized during the three months ended March 31, 2026.

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

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower. Origin, the borrower, and the Company have continued working toward a comprehensive restructuring of Agilis’ capital structure in connection with a potential merger of Agilis with two other farms in Uganda owned by a prospective investor. In January 2026, the relevant parties executed a restructuring term sheet establishing the framework for the refinancing and restructuring of Agilis’ capital structure, including the potential conversion of a portion of lender exposure into equity interests and the separation of land ownership from operating activities. The parties are currently negotiating definitive documentation to implement the restructuring, which is expected to close in 2026, but there can be no assurance that it will close in that timeframe or at all. Similarly, there can be no assurance as to when the Company's investment in the facility will be repaid. Due to ongoing delays, a decrease in fair value of approximately $260,000 was recognized during the three months ended March 31, 2026.

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

In the third quarter of 2024, Surpapel encountered significant challenges due to an ongoing energy crisis in Ecuador, driven by the country’s dependence on hydroelectric power amid severe drought conditions. At the request of the Company’s syndicate, Surpapel engaged FTI Consulting to serve as financial advisor to support a potential sale process. During 2025, Surpapel continued to experience liquidity constraints that limited its ability to operate at scale. As the lenders group was not positioned to provide additional rescue financing, a sale of the senior secured debt was explored as an alternative path to recovery. An Ecuadorian packaging company emerged as the lead buyer and provided Surpapel with limited short-term working capital while it conducted its due diligence. In December 2025, the lenders group and the buyer executed a binding memorandum of understanding outlining the agreed framework for the acquisition of the lenders’ economic interests in the syndicated debt. During the first quarter of 2026, the parties continued to advance the documentation and implementation steps required to complete the transaction; however, additional regulatory and procedural requirements affected the execution timeline. There can be no assurance that the transaction will close during the third quarter of 2026 as expected or at all. The Company expects that all of the proceeds recognized from such transaction will be used to repay a participation interest in a term loan (see Note 5. Contingencies and Related Parties for additional information).

Investments through CEECAT Capital Limited & CCL Investments SARL (“CCL”) as the Sub-Advisor

Cevher International B.V. Netherlands

In February 2019, the Company purchased an $8,275,000 Participation in a term loan facility with Cevher International B.V. Netherlands (“Cevher”), a Netherlands-domiciled company that wholly owns Cevher Jant Sanayii A.S., a manufacturer of aluminum alloy wheels in Türkiye. In early 2024, Cevher experienced liquidity and operational challenges due in part to significant inflation in Türkiye, which reached 68.5% in March 2024. This sharp rise in inflation led the aluminum workers' union, which represents Cevher factory employees, to impose substantial wage increases.  On September 30, 2025, the Company and Cevher executed a term sheet outlining a potential discounted cash settlement of the Company’s exposure, which contemplated repayment funded in part by a potential investment in Cevher by a strategic investor. In January 2026, the strategic investor withdrew from negotiations in connection with the potential investment. Subsequently, the Company and Cevher agreed on an amended settlement and continue to evaluate strategic alternatives. Cevher is also pursuing a potential initial public offering in Türkiye, which could provide a source of liquidity for repayment of the Company’s loan, but there can be no assurance as to whether the initial public offering will be consummated. As the scheduled payments were received on time and the final payment date is approaching the maturity date, the Company recognized an increase in fair value of approximately $292,000 for the three months ended March 31, 2026, primarily as a result of the time value of money.

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

In early 2025, Dock Brasil’s shareholders initiated a sale process led by BroadSpan Capital ("BroadSpan"). Although multiple bids were received, only two of the bids were considered by BroadSpan to be reasonable. After an initial bid  from a leading publicly listed Brazilian offshore maritime services company, Dock Brasil countered and sought superior offers from the second bidder. Late in the third quarter of 2025, the Company learned that the second bidder withdrew from contention as a potential purchaser. The Company consented to the sale to the Brazilian offshore maritime services company to facilitate an orderly exit. In November 2025, the Company and Dock Brasil’s shareholders agreed to a settlement allocating $73 million Brazilian reais (approximately US$14.0 million based on the exchange rate on March 31, 2026) of the sale proceeds to the Company. As of March 31, 2026, the sale continues to progress and is expected to be finalized during the second quarter of 2026.

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

A trial was held for the Elisenheim property case in Namibia from June 24, 2024 to July 5, 2024. The judge ruled in favor of the Company via Helios, and a hearing was set for July 14, 2024 during which the judge determined that the judge presiding over the case to enforce the UK judgement in Namibia should first rule on the referral relief. A case management meeting for the UK Trustco case was held on December 10, 2023, and a hearing was set for July 31, 2024 during which the judge gave Trustco time to determine if they would bring an application for leave. At a subsequent hearing held on November 28, 2024, the judge set trial dates from September 2 to September 12, 2025. Trustco submitted an application for dismissal of the Company’s claim, which was dismissed by the court, after which Trustco formally requested a postponement of the remainder of the trial and was granted postponement until January 2026. A procedural matter resulted in a further delay of the trial, with the next hearing scheduled for June 2026.

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

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the collateral, which primarily consists of a land parcel in Ecuador. Due to the recent instability in Ecuador, the value of the land has decreased. The instability in Ecuador has improved; however, real estate prices remain relatively low. During the second quarter of 2024, the Company engaged several brokers on a non-exclusive basis to begin marketing the property for sale. In June 2025, the Company filed a hecho relevante (relevant fact) notification with the Superintendencia de Compañías (Superintendent of Companies, or "SIC") to formally inform the authority about the existence of our defaulted debt, which WinRep failed to report in its financial statements used to raise bond financing. Our local counsel then met with the Intendente Nacional de Mercado de Valores (National Intendant of the Stock Market) to provide further context. At the intendant's request, our loan documentation with the borrower was submitted to the SIC as evidence of the Company's debt. During the third quarter of 2025, the SIC initiated an internal investigation and requested further information from the trustee regarding the debtors. Based on the report subsequently received in April 2026, WinRep’s accounting treatment of the facility did not constitute concealment of financial liabilities because the disbursed balance was recorded in its audited financial statements. WinRep was fined $23,000 and its security registration was canceled in the Public Registry of the Securities Market in March 2026. Efforts to pursue recovery through sale of the land parcel held in trust in Ecuador continue.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore-based diversified commodities trading company. TransAsia Private Capital Ltd. ("TransAsia"), the sub-advisor for the Triton investment, informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility, and a restructuring agreement was executed on August 17, 2020. The Company further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it managed its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the three months ended March 31, 2026, the borrower was only able to modestly increase its trading business; however, considering the extended timeline anticipated for business ramp-up, the borrower is not expected to be able to provide debt service for the next 12 months.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and the borrower was able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a wind-up petition against the company’s Hong Kong-based parent company and loan guarantor. The Company issued a Reservation of Rights Letter to Vikudha in June 2022. Subsequently, in August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the wind-up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected. The borrower continues to provide updates on its efforts to repay the debt, including the recent launch of a trading business currently handling only modest shipments, which the borrower hopes to scale by 2026. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes. As a result of the delays in restarting its non-credit business and the modest volumes of its new trading business, the expected maturity has been extended. Accordingly, a decrease in fair value of $100,000 was recognized during the three months ended March 31, 2026.

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

The borrower has progressed slowly towards materially ramping up its trading activity. Progress is expected to accelerate following the government's issuance of production quotas and the borrower’s assumption of control over mining operations in late 2026. Part of the collateral package for this loan are proceeds from the Korean cases, which continue to be delayed. As a result, a decrease in fair value of approximately $101,000 was recognized during the three months ended March 31, 2026.

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Limited ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak Fund Management Ltd, the sub-advisor for the MICD investment, has been actively seeking to restructure the loan facility with MICD and its other lenders. While the loan is no longer on standstill, the lenders are requiring additional progress with the negotiations to renew it. During the second half of 2024, progress on the restructuring stalled as there were parties potentially interested in acquiring MICD and Multiple Hauliers, a sister company. The ongoing uncertainty regarding the restructuring continued to increase the probability that MICD may be liquidated; however, in early 2025, the senior lenders agreed to meet with the Company to discuss a potential settlement of the mezzanine lenders’ debt. The Company met with DLA Piper, the senior lenders’ counsel, during 2025. As a result of Multiple Hauliers being put into Administration (a formal insolvency process), the lenders for MICD have been restricted from enforcing on those assets. The lenders have filed an appeal and requested the replacement of the administrator. On March 13, 2026, the Court of Appeal granted a stay of a prior High Court ruling that had restricted certain enforcement actions pending appeal, which improved the senior lenders’ ability to pursue insolvency remedies with respect to Multiple Hauliers. Discussions among the senior lenders are underway to reinstate the administrator. The Company is working with local counsel to evaluate enforcement and recovery options following the ruling.

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

In September 2025, one of PT Citra’s suppliers filed a Penundaan Kewajiban Pembayaran Utang ("PKPU") claim (Indonesia’s equivalent to a U.S. Chapter 11 bankruptcy filing), which was granted by the court. The Company then filed a creditor claim that was recognized by the court. PT Citra has appointed a financial advisor to prepare a restructuring plan for all creditors. As PT Citra’s largest creditor, the Company remains actively engaged in the process. The proposed extension to the PKPU process was rejected by PT Citra and the unsecured creditors, and the proposal provided by PT Citra was not agreed among the creditors. As a result, PT Citra was formally placed into bankruptcy in April 2026. As a result of the uncertainty introduced by the bankruptcy proceeding, a decrease in fair value of approximately $1.1 million was recognized during the three months ended March 31, 2026.

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

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of March 31, 2026. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company's interest receivable balances at March 31, 2026 and December 31, 2025 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
Interest income	$(963,828)	$1,319,496
Payment-in-kind interest income	4,979,114	4,913,357
Fee income	8,079	—
Other Income	117	19,990
Interest from cash	215	291
Total investment income	4,023,697	6,253,134
Expenses
Asset management fees	1,384,860	1,425,604
Professional fees	1,696,144	1,358,164
General and administrative expenses	248,828	263,210
Interest expenses	94,016	—
Board of managers fees	64,375	64,375
Total expenses	3,488,223	3,111,353
Net investment income	$535,474	$3,141,781
Net change in unrealized depreciation on investments	(472,404)	(505,776)
Net realized losses on investments	—	(73,871)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$63,070	$2,562,134

Revenues

Three months ended March 31, 2026 and 2025

For the three months ended March 31, 2026 and 2025, total investment income amounted to $4,023,697 and $6,253,134, respectively. The decrease was primarily attributable to the placement of several investments on non-accrual status since the first quarter of 2025. Additionally, for the three months ended March 31, 2026, the Company recorded negative investment income for one investment as a result of the period end assessment of the net realizable value of interest receivable associated with that investment. Excluding this investment for which negative investment income was recorded during the period, the Company recorded approximately $5.4 million of total investment income during the three months ended March 31, 2026. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the three months ended March 31, 2026, $534,822 or 13.3% of the investment loss was recorded primarily as a result of the reclassification of a certain investment income in connection with the quarterly assessment of the net realizable value of interest receivable from loan and trade finance participations and $3,717,812 or 69.2% was earned from direct loans. In addition, we earned $215 in interest income on our cash balances.

  During the three months ended March 31, 2025, $1,599,664 or 25.6% of the investment income was earned from loan and trade finance participations and $3,883,360 or 62.1% was earned from direct loans. In addition, we earned $291 in interest income on our cash balances.

Expenses

Three months ended March 31, 2026 and 2025

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended March 31, 2026 increased by $417,614 to $2,103,363 from $1,685,749 for the three months ended March 31, 2025. This increase was primarily attributable to higher legal and professional fees incurred during the first quarter of 2026 compared to the same period in 2025, as well as interest expense related to the repurchase obligation (see Note 5, Contingencies and Related Party Transactions, for additional information), which began accruing following the recognition of the related asset and corresponding liability on June 18, 2025.

For the three months ended March 31, 2026 and 2025, the asset management fees amounted to $1,384,860 and $1,425,604, respectively. The incentive fees for the three months ended March 31, 2026 and 2025 amounted to $0 and $0, respectively.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $0 and $73,871 for the three months ended March 31, 2026 and 2025, respectively. We recorded net change in unrealized depreciation of $472,404 and $505,776 for the three months ended March 31, 2026 and 2025, respectively. The net changes in unrealized depreciation for the three months ended March 31, 2026 and 2025, were primarily driven by increased uncertainty regarding the future cash flows of certain investments and the Company’s strategic liquidation of certain investments to mitigate prevailing liquidity challenges.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026, we had $1,121,528 in cash. The Company is in the process of realizing liquidity from the settlement of certain investments and expects to receive several million dollars in cash in the near term. The Company expects to fund the payment of past and current operating and other accrued expenses with these proceeds. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. We have been facing liquidity constraints, primarily due to our borrowers experiencing challenges in their ability to repay amounts owed to us in a timely manner or at all, as described above under "Outlook." Until we are able to accumulate more cash, our primary use of our limited cash will be the payment of our expenses. While we currently anticipate payments on certain investments during 2026, there can be no assurances that anticipated payments will be made when expected or at all. We may determine to execute additional sales of all or a portion of our interest in one or more investments to increase liquidity from time to time.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended March 31, 2026, increased by approximately $73,000 compared to the same period in 2025. This increase was primarily due to higher proceeds from paydowns of investments, reflecting the Company’s continued efforts to realize liquidity through the settlement of certain investments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2026, decreased by approximately $4,000 compared to the same period in 2025. The decrease was primarily attributable to a payment made in connection with a redemption related to a prior redemption request submitted in good order in 2022 that was inadvertently not processed prior to the Company’s suspension of the unit repurchase program in 2023. Upon discovery, the Company corrected this processing error, and the request was subsequently fulfilled in November 2025.

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby we sold a $5.0 million participation interest in one of our term loan positions and, as of March 31, 2023, we had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On March 21, 2023, the terms were amended. The repurchase date was extended to October 17, 2023, and the interest rate was increased to 11.5% per annum. The amendment also granted the buyer the right to elevate its position to a direct interest or sell the position to a third party. In October 2024, the agreement was further amended. The repurchase date was extended to June 18, 2025, subject to partial principal and interest payments. As of March 31, 2026, we had approximately $2.9 million in total debt outstanding, solely related to the repurchase obligation, resulting in a debt to equity ratio of 1.1%.

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

From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the three months ended March 31, 2026, no distributions were made.

Related Party Transactions

For the three months ended March 31, 2026 and 2025, the Company incurred $1,384,860, and $1,425,604, respectively, in asset management fees and $0 and $0, respectively, in incentive fees, both of which are paid to the Advisor.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of March 31, 2026, the investment represented approximately 0.5% of the Company's total portfolio.

As of March 31, 2026 and December 31, 2025, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaled $41,125 and $10,015, respectively, including interest payable of $114 and $49, respectively, accrued on such amounts. Amounts due from affiliates as of March 31, 2026 and December 31, 2025 reflect the payments of certain operating expenses of an affiliate of the Advisor by the Company, which payment had not yet been reimbursed to the Company as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $1,298,219 and $917,251, respectively, including interest payable of $22,551 and $14,853, respectively, accrued on such amounts. These balances reflect the Company's obligation to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by such affiliates.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the three months ended March 31, 2026, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. Our critical accounting policies should be read in conjunction with our risk factors as disclosed in "Item 1A. Risk Factors."

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

Subsequent Events

Please see "Notes to Consolidated Financial Statements - Note 9. Subsequent Events."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of March 31, 2026.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of March 31, 2026, the Company was not a defendant in any material litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 (“2025 Form 10-K”) which could materially affect our business, financial condition, and/or future results. The risks described in our 2025 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program

Beginning June 11, 2014, we commenced a unit repurchase program pursuant to which we have conducted (prior to the suspension of the program in 2023) quarterly unit repurchases of up to 5% of our weighted average number of outstanding units in any 12-month period to allow our unitholders, who have held our units for a minimum of one year, to sell their units back to us. Our unit repurchase program includes numerous restrictions, including a one-year holding period, that limit our unitholders’ ability to sell their units. Additionally, we have no obligation to repurchase units if the repurchase would violate the restrictions on distributions under federal law or Delaware law, and all units to be repurchased under the program must be fully transferable and not be subject to any liens or other encumbrances and free from any restrictions on transfer. Unless our board of managers determines otherwise, we will limit the number of units to be repurchased during any calendar year to the number of units we can repurchase with the proceeds we receive from the sale of units under our DRP. We have not paid any distributions since early 2024, so there have not been any distributions to reinvest pursuant to our DRP, and accordingly, there are no DRP proceeds to fund repurchases under the unit repurchase program. At the sole discretion of our board of managers, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable quarter to repurchase units.

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

For the three months ended March 31, 2026 and 2025, no repurchase requests were fulfilled.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Update to Independent Managers

On May 14, 2026, Cynthia Hostetler, an independent manager of the Company, after more than 12 years of dedicated service on the Company's board of managers, announced her retirement from the board of managers, effective immediately. Ms. Hostetler's decision to retire was not the result of any disagreement with the Company, the Advisor or the board of managers on any matter relating to the Company's operations, policies or practices.

In connection with and effective upon Ms. Hostetler's departure from the board of managers, on May 14, 2026, the board of managers appointed Robert F. Williams, age 64, to serve as an independent manager of the Company, effective as of the close of business on May 14, 2026. Mr. Williams has also been appointed as chairman of the corporate governance and conflicts committee and as a member of the audit committee of the board of managers. There are no arrangements or understandings between Mr. Williams and any other persons pursuant to which he was appointed as a member of the board of managers.

Robert F. Williams, Independent Manager

Robert F. Williams has served as an Independent Manager since May 2026. Mr. Williams has been the Chairman, Chief Executive Officer and Owner of Williams Capital Enterprises, a family office and private investment platform, since 1990. Since 2007, he has also served as Chairman, Chief Executive Officer and Owner of Paquin Holdings, LLC, where he oversees a multi-company industrial platform serving global hydraulics and engineered systems markets. Previously, Mr. Williams served as Chief Executive Officer and Director of Simpson Energy, LLC, a battery and power products distributor, from 2013 to 2022. Prior to that, he was Managing Director of InvestLinc Group from 2007 to 2010 and Managing Partner of Roulston Ventures from 2001 to 2007. Earlier in his career, Mr. Williams served as a Vice President at Society Venture Capital.  Mr. Williams has served on multiple corporate boards across manufacturing, industrial and healthcare sectors, and has held civic roles including Councilman for the Village of Chagrin Falls and member of its Board of Zoning Appeals. Mr. Williams holds a Bachelor of Science in Economics from Furman University and an M.B.A. in Finance from Case Western Reserve University.

Mr. Williams was selected to serve on the Company’s board of managers because of his extensive experience in private investing, operating leadership and capital allocation. His background as a founder and owner-operator, together with his experience across multiple industries and international markets, provides valuable perspective on investment strategy, governance and long-term value creation.

There are no transactions between the Company and Mr. Williams that would be required to be reported under Item 404(a) of Regulation S-K. Mr. Williams does not have any family relationships with any current manager, executive officer, or person nominated to become a manager or executive officer, of the Company.

In connection with his appointment as a manager, the Company entered into an indemnification agreement with Mr. Williams, effective as of May 14, 2026. The terms of the indemnification agreement are substantially identical to the terms of the indemnification agreement we have entered into with each of our other managers (a form of which was filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-185676) filed with the Securities and Exchange Commission on December 26, 2012), which is incorporated by reference herein.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company's managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

TRILINC GLOBAL IMPACT FUND, LLC.

May 14, 2026	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

May 14, 2026	By:	/s/ Kun Yong Park
Kun Yong Park
Chief Financial Officer