Form 10-Q
period 2026-09-30
TriLinc Global Impact Fund LLC
filed 2026-11-13
CIK 1550453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 13, 2026, the Company had outstanding 17,877,725 Class A units, 7,602,710 Class C units, 10,430,855 Class I units, 24,555 Class W units, 2,664,075 Class Y units, and 8,423,851 Class Z units.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Assets and Liabilities

	As of
	September 30,	December 31,
	2026	2025

ASSETS
Investments owned, at fair value (amortized cost of $303,878,492 and $329,603,765, respectively)	$238,883,420	$262,216,317
Cash	9,250,576	54,612
Interest receivable	8,745,872	20,336,649
Due from affiliates (see Note 5)	—	10,015
Other assets	168,841	185,763
Total assets	$257,048,709	282,803,356

LIABILITIES

Management fee payable	1,246,522	1,378,235
Repurchase obligation (see Note 5)	—	2,876,926
Unit repurchases payable	3,899,486	3,962
Accrued distribution and other fees	340,000	348,000
Accrued expenses	3,236,955	4,068,173
Due to affiliates (see Note 5)	122,898	917,251
Interest payable	—	428,662
Payables from unsettled transactions	65,698	—
Other payables	79,232	136,075
Total liabilities	$8,990,791	10,157,284
Commitments and Contingencies (see Note 5)
NET ASSETS	$248,057,918	$272,646,072

ANALYSIS OF NET ASSETS:
Net capital on Class A units	$102,563,516	$112,654,998
Net capital on Class C units	43,219,736	47,427,821
Net capital on Class I units	59,810,404	65,122,049
Net capital on Class W units	139,539	150,132
Net capital on Class Y units	15,247,626	16,513,649
Net capital on Class Z units	44,432,499	48,132,825
Offering costs	(17,355,402)	(17,355,402)
Net assets (equivalent to $5.275 and $5.714, respectively per unit based on total units outstanding of 47,093,166 and 47,777,406, respectively) (see Note 2)	$248,057,918	$272,646,072
Net assets, Class A (units outstanding of 17,919,963 and 18,303,344, respectively)	$94,520,753	$104,582,998
Net assets, Class C (units outstanding of 7,608,164 and 7,759,823, respectively)	39,805,071	44,005,644
Net assets, Class I (units outstanding of 10,452,558 and 10,582,818, respectively)	55,119,130	60,454,895
Net assets, Class W (units outstanding of 24,555 and 24,555, respectively)	128,518	139,303
Net assets, Class Y (units outstanding of 2,664,075 and 2,683,015, respectively)	14,051,947	15,330,407
Net assets, Class Z (units outstanding of 8,423,851 and 8,423,851, respectively)	44,432,499	48,132,825
NET ASSETS	$248,057,918	$272,646,072

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Interest income	$(10,429,533)	$888,020	$(11,031,659)	$4,902,067
Payment-in-kind interest income	5,523,479	1,693,407	15,770,227	11,360,303
Fee income	(4,261)	20,419	11,897	28,498
Other income	185	13,922	649	51,626
Interest from cash	1,565	37	2,074	461
Total investment (loss) income	(4,908,565)	2,615,805	4,753,188	16,342,955
EXPENSES
Asset management fees	1,246,522	1,373,663	4,012,293	4,228,500
Professional fees	2,375,483	1,338,967	5,348,550	4,383,438
General and administrative expenses	378,906	225,352	956,043	750,999
Interest expense	64,153	88,227	254,728	450,719
Board of managers fees	65,625	64,375	195,034	193,125
Total expenses	4,130,689	3,090,584	10,766,648	10,006,781
NET INVESTMENT (LOSS) INCOME	(9,039,254)	(474,779)	(6,013,460)	6,336,174
Net change in unrealized appreciation (depreciation) on investments	6,137,327	(10,582,783)	2,392,379	(14,032,422)
Net realized losses on investments	(17,073,168)	—	(17,073,168)	(73,871)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(19,975,095)	$(11,057,562)	$(20,694,249)	$(7,770,119)

NET INVESTMENT (LOSS) INCOME PER UNIT - BASIC AND DILUTED	$(0.19)	$(0.01)	$(0.13)	$0.13
LOSS PER UNIT - BASIC AND DILUTED	$(0.42)	$(0.23)	$(0.44)	$(0.16)
WEIGHTED AVERAGE UNITS OUTSTANDING - BASIC AND DILUTED	47,769,969	47,777,985	47,774,900	47,777,985

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2026	2025
DECREASE FROM OPERATIONS
Net investment (loss) income	$(6,013,460)	$6,336,174
Net change in unrealized appreciation (depreciation) on investments	2,392,379	(14,032,422)
Net realized losses on investments	(17,073,168)	(73,871)
Net decrease from operations	(20,694,249)	(7,770,119)
DECREASE FROM DISTRIBUTIONS
Distributions to Class A unitholders	(2,419)	—
Net decrease from distributions	(2,419)	—
DECREASE FROM CAPITAL TRANSACTIONS
Repurchase of Class A units	(2,184,890)	—
Repurchase of Class C units	(801,997)	—
Repurchase of Class I units	(804,660)	—
Repurchase of Class Y units	(107,939)	—
Change in accrual of distribution and other fees	8,000	(7,000)
Net decrease from capital transactions	(3,891,486)	(7,000)
NET CHANGE IN NET ASSETS	(24,588,154)	(7,777,119)
Net assets at beginning of period	272,646,072	281,135,972
Net assets at end of period	$248,057,918	$273,358,853

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash flows from operating activities
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(20,694,249)	$(7,770,119)
ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Proceeds from disposition and paydowns of investments	24,607,949	5,919,671
Payment-in-kind interest	(15,770,227)	(11,360,303)
Net change in unrealized (appreciation) depreciation on investments	(2,392,379)	14,032,422
Net realized loss on investments	17,073,168	73,871
Changes in assets and liabilities:
Decrease (increase) in interest receivable	11,821,249	(3,347,288)
Decrease in due from affiliate	10,015	—
Decrease in other assets	28,623	206,577
(Decrease) increase in management fee payable	(131,713)	296,652
(Decrease) increase in accrued expenses	(778,734)	1,206,027
(Decrease) increase in due to affiliates	(794,353)	211,355
(Decrease) increase in interest payable	(428,662)	340,437
Decrease in payables from unsettled transactions	(471,272)	—
(Decrease) increase in other payables	(144)	93,171
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,079,271	(97,527)
Cash flows from financing activities
Distributions paid to unitholders	(2,419)	—
Repayment of repurchase obligation	(2,876,926)	—
Repurchase of units, net of change in unit repurchases payable	(3,962)	—
NET CASH USED IN FINANCING ACTIVITIES	(2,883,307)	—
TOTAL INCREASE (DECREASE) IN CASH	9,195,964	(97,527)
Cash at beginning of period	54,612	98,199
Cash at end of period	$9,250,576	$672
Supplemental information
Cash paid for interest during the period	$683,390	$—
Supplemental non-cash information
Paid-in-kind interest capitalized into investments	$15,529,541	$15,535,485
Change in accrual of distribution and other fees	$(8,000)	$7,000

See accompanying notes to the consolidated financial statements.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

As of September 30, 2026

(Unaudited)

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023	$22,219,565	100%	$22,219,565	$13,879,982	5.6%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6), (12)	Chemicals and Allied Products	Wholesale Distributor	12.0%		0.0%	6/30/2023	18,484,703	67%	18,484,703	3,096,069	1.2%
Mexico	Blue Arrow Biojet Holdings, LLC (15)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	9/30/2026	82,021,132	65%	82,021,132	82,021,132	33.1%
Singapore	Triton Metallics Pte Ltd. (5), (6), (15)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	12/31/2026	21,799,281	100%	21,799,281	20,151,492	8.1%
Total Senior Secured Term Loans										144,524,681	119,148,675	48.0%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (12)	Short-Term Business Credit	SME Financier	13.32%		0.0%	8/18/2023	5,601,000	47%	5,601,000	1,296,104	0.5%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	12/31/2027	7,064,038	88%	7,064,038	6,751,017	2.7%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.35% Cash / 4.0% PIK		0.0%	3/31/2023	15,092,408	30%	15,092,408	2,147,587	0.9%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021	18,717,631	100%	18,717,631	18,629,836	7.5%
Nigeria	Maritime One Limited	Towing and Tugboat Service	Marine Logistics Provider	3.0%		0.0%	10/31/2026	242,380	100%	242,380	156,785	0.1%
Romania	Lidas SRL (5), (6), (9), (13)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	12/7/2024	6,836,622	41%	7,136,229	6,521,990	2.6%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	10/31/2026	952,953	49%	952,953	819,080	0.3%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	10/31/2026	16,632,406	57%	16,632,406	12,654,587	5.1%
Total Senior Secured Term Loan Participations										71,439,045	48,976,986	19.7%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (16)	Soybeans	Agriculture Distributor	0.0%		0.0%	8/1/2039	6,104,975	N/A	6,104,975	6,078,070	2.5%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019	5,670,694	N/A	5,670,694	3,712,225	1.5%
Cameroon	Producam SA (5), (6), (12)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024	16,077,863	77%	16,077,863	12,093,041	4.9%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023	4,424,931	59%	4,424,931	2,390,517	1.0%
Total Senior Secured Trade Finance Participations										32,278,463	24,273,853	9.9%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		0.0%	N/A	5,846,299	N/A	5,846,299	3,086,589	1.2%
Chile	Itelecom Holding Chile SPA (5), (6), (13), (15)	Electric Services	Claim in Bankruptcy	N/A		0.0%	N/A	523,193	100%	523,193	676,608	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.2%
Nigeria	Equity Participation in Cocoa Transaction A (5), (10)	Other	Profit sharing rights on cocoa distribution	N/A		0.0%	N/A	1,433,269	N/A	1,433,269	1,157,006	0.5%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		0.0%	12/15/2026	200,000	100%	200,000	103,015	0.0%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		0.0%	N/A	1,354,523	N/A	1,354,523	1,261,346	0.5%
Ecuador	Grupo Surpapel (Naocarton) (8)	Other	Other receivable	3.0%		0.0%	4/17/2027	1,450,717	100%	1,450,717	1,450,717	0.6%
Total other investments										22,242,372	12,483,753	5.0%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	3.94% PIK		0.0%	2/11/2027	388,379	4%	603,175	674,198	0.3%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (5), (11)	Computer Related Services	IT Service Provider	12.0% PIK		0.0%	8/11/2027	32,137,414	23%	29,641,075	30,176,274	12.2%
Total convertible notes										30,244,250	30,850,472	12.5%
Equity Interest
Netherlands	Cevher International B.V. Netherlands (14)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	N/A		N/A	N/A	N/A	N/A	3,149,681	3,149,681	1.3%
Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A	N/A	N/A	—	—	0.0%
Total Investments										$303,878,492	$238,883,420	96.4%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[5]	Watch List investment (i.e., an investment with any significant changes in the credit and collection risk).
[6]	Investment on non-accrual status.
[7]	The Company holds four equity warrants, which upon exercise would entitle the Company to equity interests equivalent to 16.5% of the investee’s equity interest. The warrants have a strike price of $0.01 and expire on April 8, 2074. As a result of continued paid-in-kind interest accrual, the value of Blue Arrow has declined such that the value of the warrant is zero as of September 30, 2026.
[8]	The Company transferred the original investment to a new assignee, Naocarton S.A.S., on September 29, 2026. The assignee is required to make installment payments and repay the outstanding balance in full by April 17, 2027. The outstanding balance bears interest at an annual rate of 3.0%.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior secured term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farms Limited and Alfa Systems and Commodity Company Limited were July 31, 2023 and October 16, 2023, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.
[12]	Investment is in default.
13	Investment is in bankruptcy.
14	The Company originally invested in Cevher International B.V. Netherlands through a participation in a senior secured term loan. During the third quarter of 2026, the debt investment was fully settled, and the Company received an equity interest in Cevher International B.V. as part of the settlement.
[15]	Investment is undergoing a restructuring.
[16]	The Company has completed a debt restructuring, which included an extension of the maturity date to 2039.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.

TriLinc Global Impact Fund, LLC

Consolidated Schedule of Investments

December 31, 2025

Investment Type / Country	Portfolio Company	Sector	Description	Interest		Fees (2)	Maturity (3)	Principal Amount	Participation % (4)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Term Loans (1)
Ecuador	Grupo Surpapel (5),(6), (14)	Corrugated and Solid Fiber Boxes	Sustainable Packaging Manufacturer	11.22% Cash / 2.2% PIK / 3% Default		0.0%	6/18/2025	$5,966,448	10%	$5,966,448	$2,520,135	0.9%
Hong Kong	Limas Commodities House Limited (5), (6), (12)	Coal and Other Minerals and Ores	Resource Trader	11.50%		0.0%	6/30/2023	22,219,565	100%	22,219,565	14,551,857	5.3%
Indonesia	PT Citra Labuantirta (5), (6), (18)	Chocolate and Cocoa Products	Cocoa Processor	8.0% Cash / 5.0% Redemption		0.0%	12/31/2024	15,000,000	51%	15,000,000	12,949,836	4.7%
Malaysia	Vikudha Malaysia Sdn Bhd (5), (6), (12)	Chemicals and Allied Products	Wholesale Distributor	12.00%		0.0%	6/30/2023	18,484,703	67%	18,484,703	4,019,175	1.5%
Mexico	Blue Arrow Biojet Holdings, LLC (8)	Refuse Systems	Waste to Fuels Processor	20.0% PIK		0.0%	3/31/2026	70,740,611	65%	70,740,611	70,740,611	25.9%
Singapore	Triton Metallics Pte Ltd. (5), (6), (15)	Coal and Other Minerals and Ores	Non-Ferrous Metal Trader	6.0% Cash/7.50% PIK		0.0%	8/18/2025	21,799,281	100%	21,799,281	19,025,670	7.0%
Total Senior Secured Term Loans										154,210,608	123,807,284	45.3%
Senior Secured Term Loan Participations (1)
Botswana	Ecsponent Holdings Limited (5), (6), (12)	Short-Term Business Credit	SME Financier	13.32%		0.0%	8/18/2023	5,601,000	47%	5,601,000	1,777,308	0.7%
Brazil	Dock Brasil Engenharia E Servicos S.A. (5), (6), (14)	Boatbuilding and Repairing	Ship Maintenance & Repair Service Provider	14% Cash / 3% PIK		0.0%	12/31/2025	8,079,450	42%	8,079,450	5,520,952	2.0%
Cabo Verde	TRG Cape Verde Holdings Ltd	Hotels and Motels	Hospitality Service Provider	10.0% Cash/3.5% PIK		0.0%	12/31/2027	10,198,665	88%	10,198,665	9,885,644	3.6%
Kenya	Multiple ICD (Kenya) Limited (5), (6), (12)	Freight Transportation Arrangement	Freight and Cargo Transporter	12.35% Cash / 4.0% PIK		0.0%	3/31/2023	15,092,408	30%	15,092,408	3,099,538	1.1%
Namibia	Trustco Group Holdings Ltd. (5), (6), (12)	Land Subdividers and Developers	Property Developer	8.50% Cash/4.0% PIK		0.0%	8/15/2021	18,717,631	100%	18,717,631	18,029,698	6.6%
Netherlands	Cevher International B.V. Netherlands (5), (6)	Motor Vehicle Parts and Accessories	Wheel Manufacturer	0.00%		0.0%	2/28/2026	8,020,009	44%	11,144,448	11,036,073	4.0%
Nigeria	Maritime One Limited (5)	Towing and Tugboat Service	Marine Logistics Provider	3.00%		0.0%	10/31/2026	1,754,281	100%	1,754,281	1,668,687	0.6%
Romania	Lidas SRL (5), (6), (9), (13)	Retail Bakeries	Frozen Bakery Products Manufacturer	18.5% Cash		0.0%	12/7/2024	6,836,622	41%	7,136,229	6,982,214	2.6%
Uganda	Agilis Partners Holding LLC (5), (15)	Corn	Grain Processor G	12.80% PIK		0.0%	6/30/2026	828,540	49%	828,540	694,668	0.3%
Uganda	Agilis Partners (5), (15)	Corn	Grain Processor F	3.50% Cash/8.0% PIK		0.0%	6/30/2026	15,361,873	57%	15,361,873	12,676,945	4.6%
Total Senior Secured Term Loan Participations										93,914,525	71,371,727	26.1%
Senior Secured Trade Finance Participations (1)
Argentina	Compania Argentina de Granos S.A. (5), (6), (16)	Soybeans	Agriculture Distributor	0.00%		0.0%	8/1/2039	5,834,471	N/A	5,834,471	6,040,979	2.2%
Argentina	Sancor Cooperativas Unidas Ltda (5), (6), (12)	Dairy Farms	Dairy Co-Operative	10.67%		0.0%	7/29/2019	5,670,694	N/A	5,670,694	4,252,363	1.6%
Cameroon	Producam SA (5), (6), (12)	Chocolate and Cocoa Products	Cocoa & Coffee Exporter	9.50%, 6.0%	(17)	0.0%	12/31/2024	16,077,863	77%	16,077,863	13,525,607	5.0%
Ecuador	Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (5), (6), (12)	Frozen Fish and Seafood	Seafood Processing Company II	11.75%		0.0%	10/25/2023	4,424,931	59%	4,424,931	2,674,069	1.0%
Total Senior Secured Trade Finance Participations										32,007,959	26,493,018	9.8%
Other Investments (1)
N/A	IIG TOF B.V. (5), (6), (13)	Other	Claim in Bankruptcy	N/A		0.0%	N/A	5,883,971	N/A	5,883,971	3,124,260	1.1%
Chile	Itelecom Holding Chile SPA (5), (6), (13), (15)	Electric Services	Claim in Bankruptcy	N/A		0.0%	N/A	1,250,194	100%	1,250,194	764,426	0.3%
Argentina	Algodonera Avellaneda S.A. (5), (6), (13)	Cotton Ginning	Claim in Bankruptcy	N/A		0.0%	N/A	4,935,048	N/A	4,935,048	1,792,698	0.7%
Argentina	Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (5), (6), (13)	Beef Cattle, Except Feedlots	Claim in Bankruptcy	N/A		0.0%	N/A	6,499,323	N/A	6,499,323	2,955,774	1.1%
Nigeria	Equity Participation in Cocoa Transaction A (10)	Other	Profit sharing rights on cocoa distribution	N/A		0.0%	N/A	1,526,561	N/A	1,526,561	1,250,298	0.5%
Brazil	Usivale Industria E Commercio Ltda	Other	Installment under Judicial Recovery	N/A		0.0%	12/15/2026	400,000	100%	400,000	303,015	0.1%
Peru	TriLinc Peru S.A.C.	Other	Real estate property	N/A		0.0%	N/A	1,354,523	N/A	1,354,523	1,261,346	0.5%
Total other investments										21,849,620	11,451,817	4.3%
Convertible Notes (1)
Brazil	Qintess Tecnologia e Participacoes Ltda, Series A (11)	Computer Related Services	IT Service Provider	3.94% PIK		0.0%	2/11/2027	377,010	4%	591,805	662,828	0.2%
Brazil	Qintess Tecnologia e Participacoes Ltda, Series B (11)	Computer Related Services	IT Service Provider	12.0% PIK		0.0%	8/11/2026	29,525,587	23%	27,029,248	28,429,643	10.4%
Total convertible notes										27,621,053	29,092,471	10.6%

Equity Warrants
Mexico	Blue Arrow Biojet Holdings, LLC (7)	Refuse Systems	Waste to Fuels Processor	N/A		N/A	N/A	N/A	N/A	—	—	0.0%
Total Investments										$329,603,765	$262,216,317	96.1%

See accompanying notes to the consolidated financial statements.

[1]	Refer to Notes 2, 3 and 4 of the consolidated financial statements for additional information on the Company’s investments.
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

[8]	The Company is negotiating with the borrower to amend the loan term and to extend the maturity date.
[9]	Lidas SRL is the operating company for the investment. The participation is in a senior secured term loan to Cristal Project SRL, which is guaranteed by Lidas SRL.
[10]	Courtyard Farms Limited and Alfa Systems and Commodity Company Limited are the original borrowers of this investment. The borrowers were not able to meet scheduled debt repayments, and the Company entered into a settlement agreement for the outstanding amount. The borrowers' inventory serves as collateral, which the Company plans to trade through a local agent. The settlement dates for Courtyard Farms Limited and Alfa Systems and Commodity Company Limited were July 31, 2023 and October 16, 2023, respectively.
[11]	Class A and Class B convertible notes were issued to the Company through a restructuring in August 2023.
[12]	Investment is in default.
13	Investment is in bankruptcy.
14	The Company is currently engaged in discussions with the borrower regarding a final settlement.
[15]	Investment is undergoing a restructuring.
[16]	The Company has completed a debt restructuring, which included an extension of the maturity date to 2039.
[17]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.
[18]	Another creditor filed a Penundaan Kewajiban Pembayaran Utang (“PKPU”) claim in Indonesia (which is comparable to a U.S. Chapter 11 bankruptcy filing). The Company has filed a claim in connection with that PKPU proceeding, but there is not certainty regarding the outcome of the Company’s claim.

TRILINC GLOBAL IMPACT FUND, LLC

Notes to Consolidated Financial Statements

September 30, 2026

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

In May 2012, the Advisor purchased 22,161 Class A units for aggregate gross proceeds of $200,000. The Company commenced its initial public offering of up to $1,500,000,000 in units of limited liability company interest (the “Offering”) on February 25, 2013. On June 11, 2013, the Company satisfied its minimum offering requirement of $2,000,000 when the Sponsor purchased 321,330 Class A units for aggregate gross proceeds of $2,900,000 and the Company commenced operations. The primary public offering terminated on March 31, 2017. The Company continues to offer units to existing unitholders pursuant to its distribution reinvestment plan ("DRP"). Through the termination of the primary offering, the Company raised approximately $361,776,000 in gross proceeds, including approximately $13,338,000 raised through the DRP. The Company temporarily suspended the DRP effective April 1, 2023. On February 16, 2024, the Company filed with the SEC a Registration Statement on Form S-1 (File No. 333-277157), which was subsequently amended on April 17, 2024, to register units to be issued pursuant to the DRP (as amended, the "DRP Registration Statement"). The temporary suspension of the DRP was lifted when the DRP Registration Statement was declared effective by the SEC on April 24, 2024. For the period from April 1, 2017 to September 30, 2026, the Company raised an additional $99,753,000 pursuant to a private placement and $53,561,000 pursuant to the DRP, for total gross proceeds of approximately $515,089,000 as of September 30, 2026. The Company has not sold any units, including pursuant to the DRP, since February 2023.

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

To assist the Company in achieving its investment objective, the Company makes investments via wholly owned subsidiaries (each a “Subsidiary” and collectively, the “Subsidiaries”), all of which are Cayman Islands exempted companies. The Subsidiaries own all of the Company’s investments. As of September 30, 2026, the Company’s Subsidiaries are as follows:

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

Through September 30, 2026, the Company has made, through its Subsidiaries, loans in a number of countries located in South America, Asia, Africa, North America, and Europe.

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

The results of operations for the  three and nine months ended September 30, 2026 are not necessarily indicative of the results that ultimately may be achieved for the full year ending December 31, 2026.

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

Payables from Unsettled Transactions

Payables from unsettled transactions consist of amounts payable by the Company for transactions that have not settled at the reporting date. Payables from unsettled transactions represent principal repayments received during the year ended December 31, 2025 and the quarter ended March 31, 2026 that were inadvertently overallocated to the Company by the agent responsible for administering payments related to the settlement with Compania Argentina de Granos ("CAGSA"). A portion of this balance was repaid during the three months ended September 30, 2026. See the Watch List Investments section below for more information regarding the settlement.

Payment-in-Kind Interest

The Company has investments that contain payment-in-kind ("PIK") interest provisions. For loans with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as interest income, if the valuation indicates that such interest is collectible. For the nine months ended September 30, 2026 and 2025, the Company earned PIK interest of $15,770,227 and $11,360,303, respectively.

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

The Company accounts for the distribution fees as a charge to equity at the time each Class C unit was sold in the Offering and recorded a corresponding liability for the estimated amount to be paid in future periods. The Company accounts for the ongoing dealer manager fees and service fees paid in connection with the sale of Class I and Class W units in the private placement in the same manner. At September 30, 2026, the estimated unpaid distribution fees for Class C units amounted to $325,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000. At December 31, 2025, the estimated unpaid distribution fees for Class C units amounted to $333,000, the unpaid dealer manager fees for Class I units amounted to $14,000 and the unpaid dealer manager and service fees for Class W units amounted to $1,000.

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

As of September 30, 2026, no tax liability for uncertain tax positions had been recognized in the accompanying consolidated financial statements nor did the Company recognize any interest and penalties related to unrecognized tax benefits. The earliest year that the Company’s income tax returns are subject to examination is the period ended December 31, 2023.

Unitholders are individually responsible for reporting income or loss, to the extent required by the federal and state income tax laws and regulations, based upon their respective share of the Company’s income and expense as reported for income tax purposes.

Calculation of Net Asset Value

The Company’s net asset value is calculated on a quarterly basis. As of September 30, 2026, the Company has six classes of units: Class A units, Class C units, Class I units, Class W units, Class Y units and Class Z units. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. Under GAAP, pursuant to SEC guidance, the Company records liabilities for (i) ongoing fees that the Company currently owes to the dealer manager under the terms of the dealer manager agreement and (ii) for an estimate of the fees that the Company may pay to the dealer manager in future periods. As of September 30, 2026, under GAAP, the Company has recorded a liability in the amount of $340,000 for the estimated future amount of Class C unit distribution fees, Class I unit dealer manager fees, Class W unit ongoing dealer manager fees and Class W unit service fees payable. Such fees are charged against capital when incurred.

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

Accordingly, the Company believes that its estimated net asset value at any given time should not include consideration of any estimated future distribution, ongoing dealer manager or service fees that may become payable after such date. As a result, as of September 30, 2026, each of the Class A, Class C, Class I, Class W, Class Y and Class Z units have the same net asset value per unit of approximately $5.27. This estimated net asset value per unit as of  September 30, 2026 reflects a decrease of approximately $0.44 from the net asset value per unit of approximately $5.71 as of  December 31, 2025. The decrease in net asset value per unit was primarily attributable to the approximately $17.4 million write-off recognized in connection with the final settlement of PT Citra Labuantirta, as well as unrealized losses on past-due investments resulting from quarterly valuations following multiple extensions of their original maturity dates during the nine months ended September 30, 2026. The Company recorded $2,392,379 in unrealized appreciation and $17,073,168 in realized losses on its investments during the nine months ended September 30, 2026. The Company also recorded $14,032,422 in unrealized depreciation and $73,871 in net realized losses on its investments during the nine months ended September 30, 2025.

Concentration Risk

  As of  September 30, 2026 and  December 31, 2025, the investment balance at fair value reported on the Consolidated Statement of Assets and Liabilities totaled $238,883,420 and $262,216,317, respectively. Of these amounts, the Company's largest investment by value was $82,021,132 and $70,740,611, representing 34.3% and 27.0% of our total portfolio, respectively. This investment provides for paid in kind ("PIK") interest, with principal and interest due at maturity. As of  September 30, 2026 and  December 31, 2025, the Company's five largest investments by value totaled $164,858,716 and $150,777,479, representing 69.0% and 57.5% of the Company's portfolio, respectively.

As of  September 30, 2026 and  December 31, 2025, interest receivable reported on the Consolidated Statement of Assets and Liabilities totaled $8,745,872 and $20,336,649, respectively. Of these amounts, 99.9% and 87.9% were attributable to the Company’s five largest investments as of  September 30, 2026 and  December 31, 2025, respectively.

For the nine months ended September 30, 2026 and 2025, total interest income from investments, which includes both cash and PIK interest, was $4,738,568 and $16,262,370, respectively. During the nine months ended September 30, 2026, the Company recorded negative investment income of approximately $2.9 million related to two investments as a result of the period end assessment of the net realizable value of interest receivable associated with the investments. Additionally, in connection with the final settlements of two investments, the Company wrote off approximately $9.3 million in outstanding interest receivables. Excluding these investments for which negative investment income was recorded during the period or which were written off by the Company, the Company recorded approximately $16.9 million and $17.0 million of total investment income for the nine months ended September 30, 2026 and 2025, respectively. Of these amounts, $16,822,907 and $15,720,570 were attributable to the Company's five largest investments for the nine months ended September 30, 2026 and 2025, respectively.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. The Company did not have any potentially dilutive units outstanding at September 30, 2026 and 2025.

Organization and Offering Costs

The Sponsor has incurred organization and offering costs on behalf of the Company. Organization and offering costs incurred in connection with the Offering were reimbursable to the Sponsor to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of the gross offering proceeds raised from the Offering (the “O&O Reimbursement Limit”) and were accrued and payable by the Company only to the extent that such costs did not exceed the O&O Reimbursement Limit. Reimbursements to the Sponsor of organization and offering costs are included as a reduction to net assets on the Consolidated Statement of Changes in Net Assets. Based on the proceeds raised through the end of the Offering, the organization and offering costs did not exceed the O&O Reimbursement Limit, and reimbursement to the Sponsor of the initial offering and organization costs were recorded in periods prior to 2021. The Company may continue to incur certain offering costs associated with the DRP as well as the ongoing fees described above in “Distribution and Ongoing Dealer Manager and Service Fees.” The Company may incur these costs directly, or may reimburse the Sponsor for paying these offering costs on behalf of the Company. There were no offering costs incurred by the Sponsor during the nine months ended September 30, 2026 and 2025.

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

  The Company is subject to financial market risks, including changes in interest rates. Global economies and capital markets can and have experienced significant volatility, which has increased the risks associated with investments in collateralized private debt instruments. Investment in the Company carries risk and there are no guarantees that the Company’s investment objectives will be achieved. The Company relies on the ability of the Advisor and the ability of the sub-advisors’ investment professionals to obtain adequate information to evaluate the potential returns from these investments, which primarily are made in, with or through private companies. If the Company is unable to uncover all material information about these companies or is provided incorrect or inadequate information about these companies from the Company’s subadvisors, the Company may not make a fully informed investment decision, and the Company may lose money on its investments. The International Investment Group L.L.C. (“IIG”) was the sub-advisor with respect to 5 of the 19 investments that the Company has deemed Watch List investments, which are investments with respect to which the Company has determined there have been significant changes in the credit and collection risk of the investment. IIG failed to provide the Company with complete and accurate information with respect to the Company’s investments for which IIG was the sub-advisor, and sold the Company a $6 million participation in a loan that did not exist. In November 2019, the SEC charged IIG with fraud and revoked IIG's registration as an investment adviser. On March 30, 2020, the SEC obtained a final judgment on consent that enjoins IIG from violating the antifraud provisions of the federal securities laws. IIG has ceased operations and the Company does not expect to receive any further reporting from IIG with respect to its outstanding investments. IIG’s acts and omissions have negatively affected and are likely to continue to negatively affect the value of certain of the Company’s investments, which could adversely affect returns to the Company’s unitholders.

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

In addition, as of  September 30, 2026 and December 31, 2025, all but one of the Company’s investments were denominated in U.S. dollars. If the U.S. dollar rises, it may become more difficult for borrowers to make loan payments if the borrowers are operating in markets where the local currencies are depreciating relative to the U.S. dollar.

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

At September 30, 2026, the Company’s largest loan by value was $82,021,132 or 34.3% of total investments and provides for PIK interest, with principal and interest due at maturity. The Company’s five largest loans by value comprised 69.0% of the Company’s investment portfolio at September 30, 2026. Participations in loans amounted to 30.7% of the fair value of the Company’s total portfolio at September 30, 2026.

Note 3. Investments

As of September 30, 2026, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$144,524,681	$119,148,675	49.9%
Senior secured term loan participations	71,439,045	48,976,986	20.5%
Senior secured trade finance participations	32,278,463	24,273,853	10.2%
Convertible notes	30,244,250	30,850,472	12.9%
Other investments	22,242,372	12,483,753	5.2%
Equity interest	3,149,681	3,149,681	1.3%
Equity warrants	—	—	0.0%
Total investments	$303,878,492	$238,883,420	100.0%

As of December 31, 2025, the Company’s investments consisted of the following:

			Percentage
	Amortized Cost	Fair Value	of Total Investments
Senior secured term loans	$154,210,608	$123,807,284	47.2%
Senior secured term loan participations	93,914,525	71,371,727	27.2%
Senior secured trade finance participations	32,007,959	26,493,018	10.1%
Convertible notes	27,621,053	29,092,471	11.1%
Other investments	21,849,620	11,451,817	4.4%
Equity warrants	—	—	0.0%
Total investments	$329,603,765	$262,216,317	100.0%

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

As of  September 30, 2026 and  December 31, 2025, Participations with sub-advisors represented the following as a percentage of Net Assets:

	As of September 30, 2026		As of December 31, 2025
	Fair	Percentage	Fair	Percentage
Sub-advisor	Value	of Total	Value	of Total
TRG Management LP	$30,850,473	12.4%	$34,613,423	12.7%
Origin Capital Limited	13,473,667	5.4%	15,891,748	5.8%
CEECAT Capital Limited & CCL Investments SARL	—	0.0%	11,036,073	4.0%
Scipion Capital, Ltd.	—	0.0%	1,777,308	0.7%
Total	$44,324,140	17.8%	$63,318,552	23.2%

Interest Receivable

Depending on the specific terms of the Company’s investments, interest earned by the Company is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of the Company's trade finance investments have up to a year or more of accrued interest receivable as of  September 30, 2026. In addition, certain of the Company’s investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis based on the terms of the agreements. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company’s interest receivable balances at September 30, 2026 and December 31, 2025 are recorded at net realizable value.

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

The industry composition of the Company’s portfolio, at fair value as of September 30, 2026 and December 31, 2025, was as follows:

	As of September 30, 2026		As of December 31, 2025
	Fair	Percentage	Fair	Percentage
Industry	Value	of Total	Value	of Total
Beef Cattle, Except Feedlots	$2,955,774	1.2%	$2,955,774	1.1%
Boatbuilding and Repairing	—	0.0%	5,520,952	2.1%
Chemicals and Allied Products	3,096,069	1.3%	4,019,175	1.5%
Chocolate and Cocoa Products	12,093,041	5.1%	26,475,443	10.1%
Coal and Other Minerals and Ores	34,031,474	14.2%	33,577,527	12.8%
Computer Related Services	30,850,472	12.9%	29,092,471	11.1%
Corn	13,473,667	5.6%	13,371,613	5.1%
Corrugated and Solid Fiber Boxes	—	0.0%	2,520,135	1.0%
Cotton Ginning	1,792,698	0.8%	1,792,698	0.7%
Dairy Farms	3,712,225	1.6%	4,252,363	1.6%
Electric Services	676,608	0.3%	764,426	0.3%
Freight Transportation Arrangement	2,147,587	0.9%	3,099,538	1.2%
Frozen Fish and Seafood	2,390,517	1.0%	2,674,069	1.0%
Hotels and Motels	6,751,017	2.8%	9,885,644	3.8%
Land Subdividers and Developers	18,629,836	7.8%	18,029,698	6.9%
Motor Vehicle Parts and Accessories	3,149,681	1.3%	11,036,073	4.2%
Refuse Systems	82,021,132	34.4%	70,740,611	26.9%
Retail Bakeries	6,521,990	2.7%	6,982,214	2.7%
Short-Term Business Credit	1,296,104	0.5%	1,777,308	0.7%
Soybeans	6,078,070	2.5%	6,040,979	2.3%
Towing and Tugboat Service	156,785	0.1%	1,668,687	0.6%
Other	7,058,673	3.0%	5,938,919	2.3%
Total	$238,883,420	100.0%	$262,216,317	100.0%

The table below shows the portfolio composition by geographic classification at fair value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
	Fair	Percentage	Fair	Percentage
Country	Value	of Total	Value	of Total
Argentina (1)	$14,538,767	6.3%	$15,041,814	5.7%
Botswana	1,296,104	0.5%	1,777,308	0.7%
Brazil	30,953,487	13.0%	34,916,438	13.3%
Cabo Verde	6,751,017	2.8%	9,885,644	3.8%
Cameroon	12,093,041	5.1%	13,525,607	5.2%
Chile	676,608	0.3%	764,426	0.3%
Ecuador	3,841,234	1.6%	5,194,204	2.0%
Hong Kong	13,879,982	5.8%	14,551,857	5.5%
Indonesia	—	0.0%	12,949,836	4.9%
Kenya	2,147,587	0.9%	3,099,538	1.2%
Malaysia	3,096,069	1.3%	4,019,175	1.5%
Mexico	82,021,132	34.3%	70,740,611	26.9%
Namibia	18,629,836	7.8%	18,029,698	6.9%
Netherlands	3,149,681	1.3%	11,036,073	4.2%
Nigeria	1,313,791	0.5%	2,918,985	1.1%
Peru	1,261,346	0.5%	1,261,346	0.5%
Romania	6,521,990	2.7%	6,982,214	2.7%
Singapore	20,151,492	8.4%	19,025,670	7.3%
Uganda	13,473,667	5.6%	13,371,613	5.1%
N/A	3,086,589	1.3%	3,124,260	1.2%
Total	$238,883,420	100.0%	$262,216,317	100.0%

(1)	All of the Company’s investments in Argentina are Participations in trade finance facilities originated by IIG TOF B.V.

Note 4. Fair Value Measurements

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820, Fair Value Measurement ("ASC 820") as of September 30, 2026:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$119,148,675	$—	$—	$119,148,675
Senior secured term loan participations	48,976,986	—	—	48,976,986
Senior secured trade finance participations	24,273,853	—	—	24,273,853
Convertible notes	30,850,472	—	—	30,850,472
Other investments	12,483,753	—	—	12,483,753
Equity interest	3,149,681	—	—	3,149,681
Equity warrants	—	—	—	—
Total	$238,883,420	$—	$—	$238,883,420

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels required under ASC 820 as of December 31, 2025:

	Fair
	Value	Level 1	Level 2	Level 3
Senior secured term loans	$123,807,284	$—	$—	$123,807,284
Senior secured term loan participations	71,371,727	—	—	71,371,727
Senior secured trade finance participations	26,493,018	—	—	26,493,018
Convertible notes	29,092,471	—	—	29,092,471
Other investments	11,451,817	—	—	11,451,817
Equity warrants	—	—	—	—
Total	$262,216,317	$—	$—	$262,216,317

The following is a reconciliation of activity for the nine months ended September 30, 2026, of investments classified as Level 3:

	Fair Value at December 31, 2025	Purchases	Proceeds from disposition and paydowns of investments	Reclassifications		Capitalized payment-in-kind interest income	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2026
Senior secured term loans	$123,807,284	$—	$(1,857,752)	$(2,844,544)		$11,280,521	$5,027,320	$(16,264,154)	$119,148,675
Senior secured term loan participations	71,371,727	—	(20,142,611)	—		1,625,825	80,740	(3,958,695)	48,976,986
Senior secured trade finance participations	26,493,018	—	(149,296)	419,801	(1)	—	(2,489,670)	—	24,273,853
Convertible notes	29,092,471	—	—	—		2,623,195	(865,194)	—	30,850,472
Other investments	11,451,817	—	(2,451,791)	2,844,544		—	639,183	—	12,483,753
Equity interest	—	—	—	—		—	—	3,149,681 (2)	3,149,681
Equity warrants	—	—	—	—		—	—	—	—
Total	$262,216,317	$—	$(24,601,450)	$419,801		$15,529,541	$2,392,379	$(17,073,168)	$238,883,420

(1) A portion of the amount represents principal repayments received during the year ended December 31, 2025 that were inadvertently overallocated to the Company by the agent responsible for administering payments related to the settlement with CAGSA. See the Watch List Investments section below for more information regarding the settlement. As of September 30, 2026, the overallocated amount was reclassified from principal repayments to a payable account to reflect the Company's obligation to remit the excess funds to the appropriate parties.

(2) The Company originally invested in Cevher International B.V. Netherlands through a participation in a senior secured term loan. During the third quarter of 2026, the debt investment was fully settled and the Company received an equity interest in Cevher International B.V. as part of the settlement. The amount represents the fair value of the equity interest received as part of the settlement.

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

Net change in unrealized depreciation for the nine months ended September 30, 2026 and for the year ended  December 31, 2025 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end were $5,770,971 and $7,361,847, respectively.

As of September 30, 2026, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2026:

	Fair value	Valuation technique		Unobservable input	Range (weighted average) (4)
Senior secured trade finance participations (1)	$6,102,742	Collateral based approach		Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.61x - 6.45x, 11.75% - 17.67% (15.35%), 1.0 - 3.0 years
Senior secured trade finance participations (2)	$18,171,111	Income approach (DCF)		Discount rate, Estimated duration period (5)	15.0% - 21.50% (19.33%), 4.0 - 12.9 years
Senior secured term loans (2)	$116,052,606	Income approach (DCF)		Discount rate, Estimated duration period (5)	17.0% - 22.50% (18.53%), 1.3 - 24.3 years
Senior secured term loans (3)	$3,096,069	A hybrid of the collateral based or conversion approach and the income approach (DCF)		Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	1.18x, 35.0% (35.0%), 2.0 - 4.0 years
Senior secured term loan participations (1)	$20,777,423	Collateral based approach		Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.34x - 2.53x, 13.50% - 19.0% (18.43%), 1.0 - 3.5 years
Senior secured term loan participations (2)	$20,381,469	Income approach (DCF)		Discount rate, EBITDA multiple, Estimated duration period (5)	11.0% - 17.0% (12.87%), 7x, 0.1 - 7.8 years
Senior secured term loan participations (3)	$7,818,094	A hybrid of the collateral based approach and the income approach (DCF)		Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.35x - 4.28x, 22.50% - 22.75% (22.54%), 1.5 - 3.0 years
Other investments (1)	$7,835,061	Collateral based approach		Value of collateral (collateral coverage ratio), Discount rate, Estimated duration period (5)	0.53x - 1.02x, 20.0% - 30.0% (26.06%), 0.5 - 3.0 years
Other investments (2)	$4,648,692	Income approach (DCF)		Discount rate, Estimated duration period (5)	7.42% - 13.25% (6.02%), 0.5 - 3.3 years
Convertible notes (2)	$30,850,472	Income approach (DCF)		Discount rate, Estimated duration period (5)	19.75% - 22.0% (21.95%), 0.3 years
Equity interest	$3,149,681	Market Approach - Recent Transaction Price	(6)	N/A - The transaction implied equity value and ownership percentage	N/A - Valuation based on a single recent transaction
Equity warrants	$—	Option Pricing Method		Risk free rate, volatility, time to liquidity	3.7%, 90.6%, 5 years

(1)	The Company used a collateral based approach for the following Watch List investments: MICD, Trustco, Sancor, WinRep, IIG TOF B.V., Algodonera, and Frigorifico.
(2)

The Company used the income approach for the following Watch List investments: Limas, Triton, Agilis Partners, Agilis Partners Holding, CAGSA, Producam, Itelecom, Equity Participation in Cocoa Transaction A and Qintess Series B.

(3)	The Company used a hybrid of the collateral or the conversion approach and the income approach for the following Watch List investments: Vikudha, Ecsponent and Lidas.
(4)	The inputs were weighted based on the fair value of the investments included in the range.
(5)	Represents estimated period from September 30, 2026 to receipt date of final payment for investments under the income approach or estimated period from September 30, 2026 to collection date of proceeds from liquidation of collateral for investments under the liquidation approach.
(6)	The Company originally invested in Cevher International B.V. Netherlands through a participation in a senior secured term loan. During the third quarter of 2026, the debt investment was fully settled, and the Company received an equity interest in Cevher International B.V. as part of the settlement.

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

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable to the Advisor in arrears as of the end of each calendar year. The incentive fee on capital gains is equal to 20% of the Company’s realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company did not accrue an incentive fee on capital gains for the three and nine months ended September 30, 2026 and 2025 as no capital gains were recognized from the sale of investments and the applicable hurdle was not met during those periods. In the fourth quarter of 2022, our Advisor determined to voluntarily waive all incentive fees that may become due and payable to our Advisor for the year ended December 31, 2023. This is a waiver, rather than a deferral, and any amounts waived for 2023 will not be paid to our Advisor in the future.

Repurchase Agreement

On October 31, 2022, the Company entered into a transaction with an unrelated financial institution, whereby it sold a $5.0 million participation interest in one of its term loan positions and agreed to repurchase the participation 135 days after the transaction date at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On May 4, 2023, the Company's repurchase deadline was extended to October 2023. Subsequent amendments to the agreement, including a fourth extension through June 18, 2025, modified the terms such that the participation was no longer required to be recorded as an asset, nor the related repurchase obligation as a liability. Under the revised terms, the transaction was more appropriately deemed to be a put option requiring the Company to repurchase the participation at the option of the buyer at a future fixed price while the buyer was no longer obligated to sell the participation to the Company. Therefore, it was not recorded as a liability. As of June 18, 2025, upon the expiration of the most recent amendment, the fixed repurchase price of $2.9 million became a binding obligation due to the Company's guarantee to repurchase. Consequently, both the related asset and corresponding liability were recognized on June 18, 2025. The $2.9 million obligation was repaid in full on August 31, 2026.

Related Party Transactions

For the nine months ended September 30, 2026 and 2025, the Advisor earned $4,012,293 and $4,228,500, respectively, in asset management fees and $0 and $0, respectively, in incentive fees. As of September 30, 2026 and December 31, 2025, the Company had management fees payable on its Consolidated Statements of Assets and Liabilities in the amount of $1,246,522 and $1,378,235, respectively.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of  September 30, 2026, the investment represented approximately 0.5% of the Company's total portfolio.

As of  September 30, 2026 and December 31, 2025, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaled $0 and $10,015, respectively, including interest receivable of $0 and $49, respectively, accrued on such amounts. Amounts due from affiliates as of  September 30, 2026 and December 31, 2025 reflect the payments of certain operating expenses of an affiliate of the Advisor by the Company, which payment had not yet been reimbursed to the Company as of  September 30, 2026 and December 31, 2025, respectively.

As of  September 30, 2026 and December 31, 2025, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $122,898 and $917,251, respectively, including interest payable of $0 and $14,853, respectively, accrued on such amounts. These balances reflect the Company's obligation to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by such affiliates.

Note 6. Unit Capital

As of September 30, 2026, the Company had six classes of units: Class A, Class C, Class I, Class W, Class Y and Class Z units. The unit classes have been sold with different upfront sales commissions and dealer manager fees as well as different ongoing distribution fees, dealer manager fees and/or service fees with respect to certain classes of units, including a distribution fee with respect to Class C units, an ongoing dealer manager fee with respect to Class I and Class W units, and an ongoing service fee with respect to Class W units. As of September 30, 2026, the Company recorded a liability in the aggregate amount of $340,000 for the estimated future amount of ongoing distribution fees, dealer manager fees and service fees payable. The estimated liability as of September 30, 2026 is calculated based on a net asset value per Class C, Class I and Class W units of $5.699 with a distribution fee of 0.80% for Class C units, an ongoing dealer manager fee of 0.50% for Class I units, and ongoing aggregate dealer manager and service fees of 0.75% for Class W units, per annum applied to the net asset value, during the expected period that Class C, Class W and Class I units remain outstanding, and discounted using an annual rate of 4%. All units participate in the income and expenses of the Company on a pro-rata basis based on the number of units outstanding. The following table is a summary of unit activity during the nine months ended September 30, 2026:

	Units	Units Issued	Units	Units	Units
	Outstanding	under Distribution	Exchanged	Repurchased	Outstanding
	as of	Reinvestment Plan			as of
	December 31,	During	During	During	September 30,
	2025	the Period	the Period	the Period	2026
Class A units	18,303,344	—	—	(383,381)	17,919,963
Class C units	7,759,823	—	(10,933)	(140,726)	7,608,164
Class I units	10,582,818	—	10,933	(141,193)	10,452,558
Class W units	24,555	—	—	—	24,555
Class Y units	2,683,015	—	—	(18,940)	2,664,075
Class Z units	8,423,851	—	—	—	8,423,851
Total	47,777,406	—	—	(684,240)	47,093,166

During the nine months ended September 30, 2026, no units were issued under the DRP.

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

During the nine months ended September 30, 2026, following approval by the board of managers at its quarterly meeting in August 2026, the Company fulfilled repurchase requests submitted in connection with the death and disability of the unitholder for a total of 684,240 units at a weighted average repurchase price per unit of $5.699 for an aggregate repurchase price of $3,899,486. As of September 30, 2026, these repurchase requests remained pending processing and were completed by the Company on October 6, 2026. Please see "Notes to Consolidated Financial Statements - Note 9. Subsequent Events."

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

During the nine months ended September 30, 2025, no units were issued under the DRP and no units were sold pursuant to the Company's private placement.

Note 7. Distributions

During the nine months ended September 30, 2026, the Company made distributions totaling $2,419 relating to distributions payable in prior years which were inadvertently omitted from the aggregate distribution payments processed and paid by the transfer agent for such years.

During the nine months ended September 30, 2025, the Company made no distributions.

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		September 30,
	2026		2025
Per unit data (1):
Net asset value at beginning of period	$5.71		$5.89
Net investment income	(0.13)		0.13
Net change in unrealized depreciation on investments	0.05		(0.29)
Net realized losses on investments	(0.36)		(0.00)	(4)
Net decrease in net assets resulting from operations	(0.44)		(0.16)
Distributions	(0.00)	(4)	—
Net change in accrued distribution and other fees	0.00	(4)	(0.00)	(4)
Net decrease in net assets	(0.44)		(0.16)
Net asset value at end of period (2)	$5.27		$5.73
Total return based on net asset value	-7.71%		-2.77%
Net assets at end of period	$248,057,918		$273,358,853
Units Outstanding at end of period	47,093,166		47,777,985
Ratio/Supplemental data (annualized) (3):
Ratio of net investment income to average net assets	-3.04%		3.02%
Ratio of total expenses to average net assets	5.45%		4.77%

1	The per unit data was derived by using the weighted average units outstanding during the nine months ended September 30, 2026 and 2025, which were 47,774,900 and 47,777,985, respectively.
2

For financial statement reporting purposes under GAAP, as of September 30, 2026 and 2025, the Company recorded a liability in the amount of $340,000 and $363,000, respectively, for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees payable. This liability is reflected in this table, which is consistent with the financial statements. While the Company follows GAAP for financial reporting purposes, it has determined that deducting the accrual for the estimated future amount of Class C distribution fees, Class I dealer manager fees, Class W dealer manager fees and Class W services fees may not be the appropriate approach for determining the net asset value used on the quarterly investor statements and for other purposes. The Company believes that not making such deduction for purposes of net asset value determination is consistent with the industry standard and is more appropriate since the Company intends for the net asset value to reflect the estimated value on the date that the Company determines its net asset value.

3

The Company’s net investment income and expense ratios have been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of actual results over a full fiscal year.

4	Represents an amount of less than $0.005.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through  November 13, 2026, the date of issuance of the consolidated financial statements included herein. Except as discussed below, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2026.

Redemptions

As of September 30, 2026, redemption requests submitted in connection with the death or disability of the unitholder totaled approximately $4.4 million, representing approximately 779,000 units. Of these requests, redemptions totaling approximately $3.9 million, representing approximately 684,000 units, were processed and paid in cash on October 6, 2026. Additionally, redemptions totaling approximately $29,000, representing approximately 5,000 units, and redemptions totaling approximately $366,000, representing approximately 64,000 units, were processed and paid in cash on October 29, 2026, and November 9, 2026, respectively.

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

Our business strategy is to generate competitive financial returns and positive economic, social and environmental impact by providing financing to SMEs, which we define as those businesses having less than 500 employees, primarily in developing economies. To a lesser extent, we may also make impact investments in companies that may not meet our technical definition of SMEs due to a larger number of employees but that also provide the opportunity to achieve both competitive financial returns and positive measurable impact. We generally expect that such investments will have similar investment characteristics as SMEs as defined by us. Our style of investment is referred to as impact investing, which J.P. Morgan Global Research and Rockefeller Foundation in a 2010 report called “an emerging alternative asset class” and defined as investing with the intent to create positive impact beyond financial return. We believe it is possible to generate competitive financial returns while creating positive, measurable impact. We measure the economic, social and environmental impact of our investments using industry-standard metrics, including the Impact Reporting and Investment Standards. Through our investments in SMEs, we intend to enable job creation and stimulate economic growth.

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

For the nine months ended September 30, 2026, we did not issue any units through the DRP. As of September 30, 2026, $21,439,000 in units remained available for sale pursuant to the DRP, which was temporarily suspended effective April 1, 2023. The suspension of the DRP was lifted effective April 24, 2024. In addition, the Company's unit repurchase program was suspended effective April 1, 2023. On August 9, 2024, the Company's board of managers approved the reopening of the unit repurchase program, effective September 1, 2024, solely with respect to repurchase requests submitted in connection with the death or disability of a unitholder, subject to the other terms and limitations of the unit repurchase program. During the quarter ended September 30, 2026, following approval by the board of managers at its quarterly meeting in August 2026, the Company fulfilled repurchase requests submitted in connection with the death and disability of the unitholder for a total of 684,240 units at a weighted average repurchase price per unit of $5.699 for an aggregate repurchase price of $3,899,486. As of September 30, 2026, these repurchase requests remained pending processing and were completed by the Company on October 6, 2026. Please see "Notes to the Consolidated Financial Statements - Note 9. Subsequent Events."

From our inception through September 30, 2026, we issued an aggregate of approximately 56,406,000 of our units, including 8,179,306 units issued under our DRP, for gross proceeds of approximately $515,089,000 including approximately $66,897,000 reinvested under our DRP (before dealer manager fees of approximately $4,801,000 and selling commissions of $16,862,000), for net proceeds of $493,427,000. We have not issued any units since the first quarter of 2023.

Outlook

Over the past several years, the global economy weathered tighter monetary policy triggered by high inflation better than most economists originally forecasted, particularly the United States. However, growth expectations were modestly revised downward during the year ended December 31, 2025. Many of the Company’s borrowers experienced significant negative effects during the 2020 - 2022 period, due to higher operating costs and supply chain issues that began in 2020 with the onset of the COVID-19 pandemic, which were further exacerbated by the conflict between Russia and Ukraine. Although most supply-side conditions normalized in 2023, providing some economic relief to borrower companies, these disruptions had devastating and long-lasting impacts on the businesses, financial condition and results of operations of several borrower companies. Together, these factors have made it more difficult for borrowers to repay their obligations to the Company in a timely manner or at all, resulting in the Company experiencing inconsistent cash flows. Current macroeconomic conditions are not strong enough for many borrower companies to achieve a rapid and significant recovery in operating performance. The U.S. government has imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain non-U.S. countries have imposed or may impose retaliatory tariffs. U.S. trade and tariff policies continued to evolve throughout 2026, with certain tariffs modified or terminated and others imposed under different authorities. As of September 30, 2026, material direct effects of these trade developments on the Company's borrowers have been limited to a few select cases. Nonetheless, the foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. Such uncertainty may be further exacerbated by ongoing geopolitical tensions and conflicts, including the continuing Russia-Ukraine conflict, conflicts and instability in the Middle East, and broader geopolitical competition among major global economies, which have contributed to volatility in global energy markets, supply chains, commodity prices and financial markets. These developments, and the continued uncertainty, may have a material adverse effect on global economic conditions and the stability of global financial markets. The Company’s NAV per unit as of September 30, 2026 decreased by approximately $0.44 compared to December 31, 2025. The decrease was primarily attributable to a significant write-off of PT Citra Labuantirta in connection with its final settlement, as well as unrealized losses on past-due investments resulting from quarterly valuations following extensions of their original maturity dates during the nine months ended September 30, 2026. Although these settlements negatively impacted NAV, the Company determined to proceed with them after evaluating potential alternative outcomes, as the Company believed that it was in the best interest of the unitholders.

As a result of the inconsistent cash flows generated from the Company’s existing portfolio, the Company has experienced decreased liquidity, which, among other things, may continue to impact the Company’s ability to pay distributions to its unitholders or meet other Company obligations. Additionally, due to an event of default triggered under the Company’s credit facilities as a result of the resignation of the Company’s former independent registered public accounting firm in February 2023, which rendered the Company unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, the Company entered into a Waiver and Agreement, dated as of May 9, 2023, pursuant to which the Company agreed to accelerate its repayment of the $18 million outstanding under the credit facilities. Pursuant to the terms of the Waiver and Agreement, the Company repaid the amounts outstanding under the credit facilities in full on August 31, 2023. Although the Company repaid these credit facilities in full in 2023, liquidity has remained constrained by the uncertain timing and amount of cash proceeds from its remaining investments. As a result, with the exception of special distributions paid to unitholders in February 2024 and March 2024, the Company did not pay monthly distributions for periods subsequent to June 2023 and anticipates that it may not be able to pay regular monthly distributions in the coming quarters. In addition, the Company’s unit repurchase program, which was suspended effective April 1, 2023, has been reinstated, but only with respect to repurchase requests made in connection with the death or disability of a unitholder and remains subject to the other terms and limitations of the program, which generally limit funds available for redemption to proceeds from our DRP. Since we have not paid distributions since early 2024, there have not been any proceeds from our DRP. Our NAV per unit as of September 30, 2026 is higher than it would have been if the Company had continued to pay regular monthly distributions during the nine months ended September 30, 2026.

The Company remains focused on developing and implementing a comprehensive strategy to address its liquidity needs and provide a path toward enhanced liquidity for the benefit of its unitholders. In addition to pursuing individual investment realizations, potential credit facilities and negotiated settlements, the Company has been actively advancing a broader strategic initiative intended to evaluate potential transaction structures that could provide liquidity to unitholders who are seeking liquidity while striving to preserve and maximize the value of the Company's investment portfolio for the benefit of all unitholders.

During the second quarter of 2026, the Company engaged a financial advisor to assist the Company and its Board of Managers in evaluating strategic liquidity alternatives. Since that engagement, the Company, together with its financial advisor and other consultants, has progressed from evaluating potential alternatives to developing and assessing potential transaction structures, including potential market interest in various transactions.

While the Company believes meaningful progress has been made and will continue to be made, the Company has not decided to pursue a particular alternative or transaction, and there can be no assurance that any potential transaction will be completed, that it will result in liquidity for unitholders, or as to the timing or amount of any potential liquidity that may result from any potential transaction. The Company expects to provide a further update by or before the filing of its Annual Report on Form 10-K for the year ending December 31, 2026.

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

Investments will continue to be primarily credit facilities and participations in credit facilities to developing economy SMEs, including trade finance and term loans, through the Advisor’s team of professional sub-advisors with a local presence in the markets where they invest. As of September 30, 2026, some of our investments were in the form of participations, and we expect that some of our future investments will continue to be in the form of participations. We typically provide financing that is collateralized, has a short to medium-term maturity and is self-liquidating through the repayment of principal. Our counterparty for certain participations generally is the respective sub-advisor or its affiliate that originates the loan in which we are participating. In such case, we will not have a contract with the underlying borrower and therefore, in the event of default, we will not have the ability to directly seek recovery against the collateral and instead will have to seek recovery through our sub-advisor counterparty, which increases the risk of full recovery.

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

Floating Interest Rates

As of September 30, 2026, 1.4% of the fair value of the Company’s total investments bore interest at floating rates based on the Secured Overnight Financing Rate (“SOFR”), serving as an alternative rate designated by the Company following the discontinuation of LIBOR, which was phased out completely in June 2023. In July 2023, the Company's legacy loans transitioned from LIBOR to Synthetic LIBOR, which was in effect until September 30, 2024. The Company's legacy loans have transitioned to SOFR following the complete phase-out of LIBOR as of September 30, 2024.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2026, the Company did not make any investments. Additionally, the Company received proceeds from repayments and dispositions of investment principal of approximately $24.7 million.

At September 30, 2026 and December 31, 2025, the Company’s investment portfolio included 25 and 28 companies, respectively, and the fair value of our portfolio was comprised of the following:

	As of September 30, 2026		As of December 31, 2025
	Investments	Percentage of	Investments	Percentage of
	at	Total	at	Total
	Fair Value	Investments	Fair Value	Investments
Senior secured term loans	$119,148,675	49.9%	$123,807,284	47.2%
Senior secured term loan participations	48,976,986	20.5%	71,371,727	27.2%
Senior secured trade finance participations	24,273,853	10.2%	26,493,018	10.1%
Convertible notes	30,850,472	12.9%	29,092,471	11.1%
Other investments	12,483,753	5.2%	11,451,817	4.4%
Equity interest	3,149,681	1.3%	—	0.0%
Equity warrants	—	0.0%	—	0.0%
Total investments	$238,883,420	100.0%	$262,216,317	100.0%

As of September 30, 2026, the weighted average contractual yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans and convertible notes were 10.1%, 13.8%, 16.7% and 11.8%, respectively, for a weighted average contractual yield on investments of approximately 13.4% on our total portfolio.

As of December 31, 2025, the weighted average contractual yields, based upon the cost of our portfolio, on trade finance participations, term loan participations, senior secured term loans, and convertible notes were 9.7%, 14.3%, 16.1%, and 11.8%, respectively, for a weighted average contractual yield on investments of approximately 13.5% on our total portfolio.

As of September 30, 2026, we had the following investments, listed by description of the underlying borrower (if applicable):

Description		Sector	Industry Classification	Country	Interest		Maturity (1)		Principal Amount	Fair Value
Resource Trader	(6)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Hong Kong	11.50%		6/30/2023	(2)	$22,219,565	$13,879,982
Wholesale Distributor	(6)	Chemicals and Allied Products	Responsible Industrial Goods Distribution	Malaysia	12.00%		6/30/2023	(2)	18,484,703	3,096,069
Waste to Fuels Processor	(5)	Refuse Systems	Recycling	Mexico	20.0% PIK		9/30/2026		82,021,132	82,021,132
Non-Ferrous Metal Trader	(5)	Coal and Other Minerals and Ores	Responsible Natural Resources Distribution	Singapore	6.0% Cash/7.50% PIK		12/31/2026	(2)	21,799,281	20,151,492
SME Financier	(6)	Short-Term Business Credit	Inclusive Finance	Botswana	13.32%		8/18/2023	(2)	5,601,000	1,296,104
Hospitality Service Provider		Hotels and Motels	Infrastructure Development	Cabo Verde	10.0% Cash/3.5% PIK		12/31/2027		7,064,038	6,751,017
Freight and Cargo Transporter	(6)	Freight Transportation Arrangement	Responsible Logistics Management	Kenya	12.35% Cash / 4.0% PIK		3/31/2023	(2)	15,092,408	2,147,587
Property Developer	(6)	Land Subdividers and Developers	Infrastructure Development	Namibia	8.50% Cash/4.0% PIK		8/15/2021	(2)	18,717,631	18,629,836
Marine Logistics Provider		Towing and Tugboat Service	Responsible Logistics Management	Nigeria	3.00%		10/31/2026		242,380	156,785
Frozen Bakery Products Manufacturer	(7)	Retail Bakeries	Responsible Consumer Goods Production	Romania	18.5% Cash		12/7/2024	(2)	6,836,622	6,521,990
Grain Processor G	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	12.80% PIK		10/31/2026	(2)	952,953	819,080
Grain Processor F	(5)	Corn	Sustainable Agriculture & Agroprocessing	Uganda	3.50% Cash/8.0% PIK		10/31/2026	(2)	16,632,406	12,654,587
Agriculture Distributor		Soybeans	Sustainable Agriculture & Agroprocessing	Argentina	0.00%		8/1/2039	(2)	6,104,975	6,078,070
Dairy Co-Operative	(6)	Dairy Farms	Sustainable Dairy Production	Argentina	10.67%		7/29/2019	(2)	5,670,694	3,712,225
Cocoa & Coffee Exporter	(6)	Chocolate and Cocoa Products	Sustainable Agriculture & Agroprocessing	Cameroon	9.50%, 6.0%	(8)	12/31/2024	(2)	16,077,863	12,093,041
Seafood Processing Company II	(6)	Frozen Fish and Seafood	Sustainable Aquaculture & Processing	Ecuador	11.75%		10/25/2023	(2)	4,424,931	2,390,517
Claim in Bankruptcy	(7)	Other	Other	N/A	N/A		N/A	(2)	5,846,299	3,086,589
Claim in Bankruptcy	(5), (7)	Electric Services	Technological Innovation	Chile	N/A		N/A	(2)	523,193	676,608
Claim in Bankruptcy	(7)	Cotton Ginning	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	4,935,048	1,792,698
Claim in Bankruptcy	(7)	Beef Cattle, Except Feedlots	Sustainable Agriculture & Agroprocessing	Argentina	N/A		N/A	(2)	6,499,323	2,955,774
Profit sharing rights on cocoa distribution		Other	Sustainable Agriculture & Agroprocessing	Nigeria	N/A		N/A	(2)	1,433,269	1,157,006
Installment under Judicial Recovery		Other	Other	Brazil	N/A		12/15/2026		200,000	103,015
Real estate property		Other	Other	Peru	N/A		N/A		1,354,523	1,261,346
Other receivable	(3)	Other	Recycling	Ecuador	3.00%		4/17/2027		1,450,717	1,450,717
IT Service Provider		Computer Related Services	Access to Technology	Brazil	3.94% PIK		2/11/2027		388,379	674,198
IT Service Provider		Computer Related Services	Access to Technology	Brazil	12.0% PIK		8/11/2027	(2)	32,137,414	30,176,274
Wheel Manufacturer	(4)	Motor Vehicle Parts and Accessories	Responsible Consumer Goods Production	Netherlands	N/A		N/A		N/A	3,149,681
Total Investments										$238,883,420

[1]

Trade finance borrowers may be granted flexibility with respect to repayment relative to the stated maturity date to accommodate specific contracts and/or business cycle characteristics. This flexibility in each case is agreed upon between the Company and the sub-advisor and between the sub-advisor and the borrower.

[2]	See Watch List Investments section below for further information.
[3]	The Company transferred the original investment to a new assignee, Naocarton S.A.S., on September 29, 2026. The assignee is required to make installment payments and repay the outstanding balance in full by April 17, 2027. The outstanding balance bears interest at an annual rate of 3.0%.
[4]	The Company originally invested in Cevher International B.V. Netherlands through a participation in a senior secured term loan. During the third quarter of 2026, the debt investment was fully settled, and the Company received an equity interest in Cevher International B.V. as part of the settlement.
[5]	Investment is undergoing a restructuring.
[6]	Investment is in default.
[7]	Investment is in bankruptcy.
[8]	The interest rate is 9.5% on the first and second trade finance participation, and 6.0% on the third trade finance participation.

As of September 30, 2026, the composition of our investments at fair value based on the Company created industry classification was as follows:

	As of September 30, 2026		As of December 31, 2025
	Fair	Percentage	Fair	Percentage
Industry Classification	Value	of Total	Value	of Total
Access to Technology	$30,850,472	13.0%	$29,092,471	11.1%
Inclusive Finance	1,296,104	0.5%	1,777,308	0.7%
Infrastructure Development	25,380,853	10.6%	33,436,294	12.8%
Recycling	83,471,849	34.9%	73,260,746	27.9%
Responsible Consumer Goods Production	9,671,671	4.0%	18,018,287	6.9%
Responsible Industrial Goods Distribution	3,096,069	1.3%	4,019,175	1.5%
Responsible Logistics Management	2,304,372	1.0%	4,768,225	1.8%
Responsible Natural Resources Distribution	34,031,474	14.2%	33,577,527	12.8%
Sustainable Agriculture & Agroprocessing	37,550,256	15.7%	51,886,805	19.8%
Sustainable Aquaculture & Processing	2,390,517	1.0%	2,674,069	1.0%
Sustainable Dairy Production	3,712,225	1.6%	4,252,363	1.6%
Technological Innovation	676,608	0.3%	764,426	0.3%
Other	4,450,950	1.9%	4,688,621	1.8%
Total	$238,883,420	100.0%	$262,216,317	100.0%

Concentration Limits

The Company is subject to the following concentration limits:

●	Maximum 45% regional exposure
●	Maximum 20% country exposure
●	Maximum 5% individual investment exposure

We may only make investments that do not cause us to exceed these limits on the date of investment. These limits are calculated as a percentage of the fair value of all investments and cash on the date of investment. As of September 30, 2026, the Company has made investments in compliance with all of the above concentration limits.

Watch List Investments

The Company monitors and reviews the performance of its investments and if the Company determines that there are any significant changes in the credit and collection risk of an investment, the investment will be placed on the Watch List. The Company places an investment on the Watch List when it believes the investment has material performance weakness driven by company-specific and macro events that may affect the timing of future cash flows. For all Watch List investments, the Company evaluates: (i) liquidation value of collateral; (ii) rights and remedies enforceable against the borrower; (iii) any credit insurance and/or guarantees; (iv) market, sector and macro events and (v) other relevant information (e.g., third party purchase of the borrower and potential or ongoing litigation). At September 30, 2026, 15 portfolio companies were on non-accrual status with an aggregate fair value of approximately $98,508,582 or 41.2% of the fair value of the Company’s total investments. At December 31, 2025, 19 portfolio companies were on non-accrual status with an aggregate fair value of approximately $134,642,632 or 51.3% of the fair value of the Company’s total investments. As of September 30, 2026 and December 31, 2025, the Company had 19 and 22 Watch List investments, respectively, representing 60.0% and 57.1%, respectively, of the fair value of the Company's total investments.

As of September 30, 2026, the Company’s Watch List investments consisted of the following:

						Interest not accrued on Investments on Watch List status
						Three Months Ended		Nine Months Ended
Portfolio Company	Principal Balance	Fair Value	Accrued Interest	Sub-advisor	Valuation Approach	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Trustco Group Holdings Ltd. (3)	$18,717,631	$18,629,836	$—	N/A	Collateral based approach	$702,735	$674,943	$2,064,710	$1,983,055
Equity Participation in Cocoa Transaction A (1)	1,433,269	1,157,006	—	N/A	Income approach	—	—	—	—
Compania Argentina de Granos S.A. (2), (3)	6,104,975	6,078,070	—	N/A	Income approach	—	—	—	—
Frigorifico Regional Industrias Alimentarias, S.A., Sucursal Uruguay (2), (3)	6,499,323	2,955,774	—	N/A	Collateral based approach	—	—	—	—
Sancor Cooperativas Unidas Ltda (3)	5,670,694	3,712,225	—	N/A	Collateral based approach	—	—	—	311,272
IIG TOF B.V. (2), (3)	5,846,299	3,086,589	—	N/A	Collateral based approach	—	—	—	—
Algodonera Avellaneda S.A. (1), (2), (3)	4,935,048	1,792,698	—	N/A	Collateral based approach	—	—	—	—
Triton Metallics Pte Ltd.(3)	21,799,281	20,151,492	-	N/A	Income approach	973,977	817,688	3,021,211	2,211,976
Ecsponent Holdings Limited (1), (3)	5,601,000	1,296,104	—	N/A	Hybrid income/collateral based approach	191,734	195,060	566,899	586,363
Producam S.A. (3)	16,077,863	12,093,041	—	N/A	Income approach	538,005	489,830	1,560,104	1,420,430
Multiple ICD (Kenya) Limited (3)	15,092,408	2,147,587	—	N/A	Collateral based approach	733,818	704,798	2,155,975	2,039,166
Agilis Partners Holding LLC (1)	952,953	819,080	—	Origin	Income approach	—	—	—	—
Agilis Partners	16,632,406	12,654,587	2,343,691	Origin	Income approach	—	—	—	—
Itelecom Holding Chile SPA (1), (2), (3)	523,193	676,608	—	N/A	Income approach	—	—	—	—
Limas Commodities House Limited (3)	22,219,565	13,879,982	—	N/A	Income approach	1,004,912	895,807	2,899,421	2,584,627
Vikudha Malaysia Sdn Bhd (3)	18,484,703	3,096,069	—	N/A	Hybrid income/collateral based approach	738,026	687,891	2,152,567	2,006,338
Worldwide Investments and Representations Winrep S.A. and Vannapack S.A. (1), (3)	4,424,931	2,390,517	—	N/A	Collateral based approach	132,871	132,871	394,280	394,280
Lidas SRL (3)	6,836,622	6,521,990	2,159,477	N/A	Hybrid income/collateral based approach	518,011	—	1,468,238	—
Qintess Tecnologia e Participacoes Ltda, Series B	32,137,414	30,176,274	—	N/A	Income approach	—	—	—	—
Total Watchlist	$209,989,578	$143,315,529	$4,503,168			$5,534,090	$4,598,887	$16,283,405	$13,537,506

[1]

Investments with a fair value equal to or less than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2026. Additional information regarding Watch List investments with a fair value equal to or greater than 1.0% of the aggregate fair value of the Company's net assets as of September 30, 2026 are presented below.

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

Investments through The International Investment Group L.L.C. (“IIG”) as the Sub-Advisor

IIG was the sub-advisor with respect to certain investments that the Company made in South America, including 5 of the 19 Watch List investments as of September 30, 2026. Since June 30, 2018, the Company has discovered, among other things, that IIG failed to provide the Company with complete and accurate information with respect to the investments for which IIG was the sub-advisor and, in 2017, sold the Company a $6 million participation in a loan to Nacadie (defined below) that did not exist. In November of 2019, the SEC charged IIG with fraud and revoked IIG’s registration. Shortly thereafter, IIG ceased all operations. A fund managed by IIG, which sold most of the participations to the Company, was placed into bankruptcy in January 2020. Subsequently, the Company filed a bankruptcy claim against the remaining assets of the estate.

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

Most of the outstanding investments for which IIG was the sub-advisor were purchased from IIG TOF B.V., a Dutch Limited Liability Company advised by IIG. On December 11, 2019, a subsidiary of the Company filed an application in Amsterdam District Court to declare IIG TOF B.V. bankrupt. As set forth in the application for the Declaration of Bankruptcy, the Company and other creditors believe they have multiple due and payable claims against IIG TOF B.V. which IIG TOF B.V. has acknowledged it is unable to pay. On January 21, 2020, the Amsterdam District Court declared IIG TOF B.V. bankrupt and appointed a Dutch law firm as liquidator. The Company is seeking recovery of amounts due and payable to the Company with respect to the Participations it acquired from IIG TOF B.V. There can be no assurances as to when or if the Company will recover the amounts to which the Company believes it is entitled. Additional information regarding Watch List investments for which IIG was the sub-advisor with a fair value equal to or greater than 1.0% of the Company's net assets as of  September 30, 2026 is presented below.

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

IIG previously informed the Company that it had been in active discussions with CAGSA and other CAGSA lenders to protect its rights under the credit facility. Additionally, IIG had previously informed the Company that IIG is a member of the creditors committee, which would determine all financial and restructuring options of CAGSA, which may include additional equity infusions by the existing shareholders. In February 2019, CAGSA disclosed that it had reached a preliminary settlement with its creditors. The administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands notified the Company that the settlement discussions with CAGSA’s creditors had resumed and were close to being finalized. The administrator indicated that the terms of the settlement being discussed are different from the terms that had been part of the preliminary settlement that had been reached in February 2019. The settlement is expected to result in the assumption of the entirety of CAGSA’s debt by its parent company, Molinos Cañuelas (“MolCa”), with a portion to be repaid over a ten-year period and the remaining portion to be repaid over a period of up to ten years from the proceeds of the sale of 62.5% of the outstanding interests in MolCa, which are expected to be pledged to the unsecured creditors of CAGSA and MolCa as part of the proposed settlement. On September 27, 2021, MolCa and CAGSA filed for debt restructuring in the Argentinian bankruptcy court. On March 11, 2022, IIG TOF BV filed claims on behalf of the Company for the court to recognize the amounts due. The terms of the restructuring had been widely pre-approved by the creditors group prior to the filing. Since then, there have been several iterations of the settlement terms, with each set of terms representing slightly better terms for the lenders. The final restructuring proposal was submitted on December 31, 2024. On July 31, 2025, the court approved the restructuring plan. The Company received the first payment of the settlement proceeds as expected in early October 2025. The second payment was received in February 2026 as scheduled. In June 2026, the Company was advised by counsel that the settlement proceeds should be allocated based on the restructuring proposal, instead of the pre-existing settlement agreement. Under the revised methodology, the Company will receive a smaller portion of near-term distributions, with a larger portion of recoveries expected in the longer term. The Company received the interest payment as scheduled in August 2026. A decrease in fair value of approximately $233,000 was recognized as a result of the quarterly valuation during the nine months ended September 30, 2026.

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

In August 2019, the Company was informed by IIG’s legal counsel that the commercial court proceedings with FRIAR and Algodonera had been terminated due to the parties having reached a settlement. The Company obtained evidence that the settlement proceeds for all participant holders had been placed in an escrow account with a New York law firm. In January 2022, the largest participant holder with respect to claims against the escrow account filed an action in New York district court to release these funds to all the participant holders. In August of 2023, the court awarded the Company $4.6 million in proceeds from the escrow account. As of September 30, 2026, the creditors continue to work with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Sancor Cooperativas Unidas Limitada

In April 2016, the Company purchased two Participations in a trade finance facility originated by IIG TOF B.V., with Sancor Cooperativas Unidas Limitada ("Sancor"), an Argentine company that distributes dairy products, as the borrower. IIG had worked with Sancor to restructure the existing loan and extended the maturity to July 29, 2019, with an annual renewal option. Since February 2019, Sancor has announced the sale of certain of its assets, which allowed it to make some payments to creditors and maintain operations, but the Company did not receive any payment as a result of those asset sales. As noted above, IIG has ceased operations and the Company has taken legal action in an attempt to recover amounts due. During the quarter ended December 31, 2020, the Company learned, in connection with certain court proceedings in the United States Bankruptcy Court for the Southern District of New York regarding a fund advised by IIG, that funds had been received in a New York bank account controlled by an affiliate of IIG and that such funds may include prior debt service payments by Sancor related to the Company’s interests in the Sancor trade finance facility. During the year ended December 31, 2021, the Company was able to obtain control of the assets in the bank account and determined that they should primarily be allocated to outstanding interest. During the year ended December 31, 2021, Sancor was engaged in ongoing negotiations with its lenders regarding a debt restructuring, including discussions with the administrator of IIG TOF B.V.’s bankruptcy proceedings in the Netherlands. During the year ended December 31, 2021, the Company received interest payments of approximately $700,000 and principal payments of approximately $198,000 from the borrower. The Company is cooperating with the lender group in seeking a default judgement in a court in Argentina to take control of the collateral in an effort to facilitate negotiation with Sancor on settlement of the debt. In July 2024, a joint liquidation agreement for the warrants was executed between Sancor and the creditor group, providing for the immediate liquidation of 70% of the warrants, the proceeds of which were to be transferred to the creditors, with the remaining warrants to be liquidated, deposited into an escrow account, and paid in four equal installments starting in September 2024. In August 2024, a deposit of approximately $500,000 was transferred to an Argentinean escrow agent to be held for 9 to 12 months on behalf of all creditors, with a currency hedge in place. While a partial payment of $150,000 was paid in September 2024, Sancor has not fulfilled its installment obligations as agreed per the joint liquidation agreement. In the aggregate, Sancor has paid only approximately $650,000 of the $2.2 million owed through 2024 to the escrow account in Argentina. As a result, counsel arranged for the auction of the warrants to be recommenced. However, in December 2024, Sancor requested to pause the auction process in exchange for an immediate payment of $80,000. In the interest of providing Sancor with further time to repay the debt, counsel to the lender group agreed. Sancor deposited $40,000 into the escrow account in December 2024 and advised that a second payment of $40,000 would be forthcoming in 2-3 weeks. Payment was never received, so counsel to the lender group once again began the process of auctioning the warrants. While the auction was expected to begin in the first half of 2025, in early February 2025, Sancor filed for concurso preventivo protection (equivalent to a U.S. Chapter 11 bankruptcy filing) in Argentina. In June 2025, the Company, as part of the lender group, filed claims in the concurso proceeding, and in August and September 2025, Sancor filed objections to the claims. In September 2025, the Argentine court granted an extension for the concurso deadlines, extending the exclusivity period to February 9, 2026. The court further extended the timeline during the fourth quarter of 2025, setting the next deadline in May 2026. Sancor filed for bankruptcy on April 15, 2026 and the court commenced the bankruptcy proceedings on April 22, 2026, shifting the process from a negotiated restructuring to an asset-liquidation framework. On June 11, 2026, the bankruptcy court approved and established the bidding terms, minimum sale prices and timetable for the sale of collateral, including industrial plants and the Sancor brand portfolio. Counsel continues to monitor the sale process while the court oversees the appeals process and the admittance of creditor claims. Due to the ongoing uncertainty as to the Company's ability to recover amounts due to it by Sancor, a decrease in fair value of approximately $540,000 was recognized during the nine months ended September 30, 2026.

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

As noted above, IIG TOF B.V. was declared bankrupt in the Netherlands, and the Company is seeking to recover amounts to which it is entitled through the bankruptcy proceedings. The Company has applied a discount to the fair value based on the risk created by the uncertainty of the ultimate resolution of the Company’s attempt to recover amounts to which it is entitled through the bankruptcy proceedings in the Netherlands. On July 25, 2024, the Company received $75,000 from the U.S. Attorney’s Office as part of a restitution settlement with David Hu and was notified that a restitution settlement with Martin Silver is still in process. On August 29, 2025, the Company received $40,726 from the U.S. Attorney’s Office as further recovery from the restitution settlement with David Hu. The Company also received immaterial proceeds in February 2026 in connection with a settlement involving Martin Silver’s spouse, as well as additional proceeds of $37,672 during the three months ended September 30, 2026. As of September 30, 2026, the creditors continue to work with the IIG TOF B.V. liquidator on further claims to satisfy the remaining debt owed.

Investments through Origin Capital Ltd. (“Origin”) as the Sub-Advisor

Agilis Partners

In 2018, the Company originally provided financing totaling approximately $10,968,000 to Agilis Partners ("Agilis"), a Ugandan company engaged in the farming, storage, processing, and trading of maize, soybean, and sunflower seeds through Scipion. This financing was refinanced into a new loan through Origin in July 2021 as part of a broader financial restructuring. Repayment on the facility has been slower than originally anticipated due to ongoing liquidity challenges of the borrower, as well as record drought conditions in Uganda. The Company and Origin agreed to a deferral of Agilis’ March 2022 interest payment and are actively working with the borrower on solutions to increase working capital, manage other creditor relationships and improve the overall financial condition of the borrower. Origin, the borrower, and the Company have continued working toward a comprehensive restructuring of Agilis’ capital structure in connection with a potential merger of Agilis with two other farms in Uganda owned by a prospective investor. In January 2026, the relevant parties executed a restructuring term sheet establishing the framework for the refinancing and restructuring of Agilis’ capital structure, including the potential conversion of a portion of lender exposure into equity interests and the separation of land ownership from operating activities. The parties are currently negotiating definitive documentation to implement the restructuring, which is expected to close in 2026, but there can be no assurance that it will close in that timeframe or at all. Similarly, there can be no assurance as to when the Company's investment in the facility will be repaid. Due to ongoing delays, a decrease in fair value of approximately $1.3 million was recognized during the nine months ended September 30, 2026.

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

A trial was held for the Elisenheim property case in Namibia from June 24, 2024 to July 5, 2024. The judge ruled in favor of the Company via Helios, and a hearing was set for July 14, 2024 during which the judge determined that the judge presiding over the case to enforce the UK judgement in Namibia should first rule on the referral relief. A case management meeting for the UK Trustco case was held on December 10, 2023, and a hearing was set for July 31, 2024 during which the judge gave Trustco time to determine if they would bring an application for leave. At a subsequent hearing held on November 28, 2024, the judge set trial dates from September 2 to September 12, 2025. Trustco submitted an application for dismissal of the Company’s claim, which was dismissed by the court, after which Trustco formally requested a postponement of the remainder of the trial and was granted postponement until January 2026. The hearing scheduled for June 2026 was carried out as expected. The judgment is expected to be delivered in the fourth quarter of 2026. Due to the appreciation of the Namibian dollar against the U.S. dollar and the Elisenheim property maintaining its value, as supported by the August 2026 valuation, an increase in fair value of approximately $600,000 was recognized for the nine months ended September 30, 2026.

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

In March 2023, WinRep started experiencing liquidity issues due to problems related to its main offtake market in China. The Company, through WCA, made several attempts to support WinRep through debt restructuring, which were rejected by WinRep. WinRep’s financial situation worsened, and the Company decided to sign a Loan Purchase and Elevation Agreement dated as of September 28, 2023, to take over direct responsibility of the loan from WCA. The Company is currently evaluating several recovery strategies, including the liquidation of the Ecuadorian trust holding the collateral, which primarily consists of a land parcel in Ecuador. Due to the recent instability in Ecuador, the value of the land has decreased. The instability in Ecuador has improved; however, real estate prices remain relatively low. During the second quarter of 2024, the Company engaged several brokers on a non-exclusive basis to begin marketing the property for sale. In June 2025, the Company filed a hecho relevante (relevant fact) notification with the Superintendencia de Compañías (Superintendent of Companies, or "SIC") to formally inform the authority about the existence of our defaulted debt, which WinRep failed to report in its financial statements used to raise bond financing. Our local counsel then met with the Intendente Nacional de Mercado de Valores (National Intendant of the Stock Market) to provide further context. At the intendant's request, our loan documentation with the borrower was submitted to the SIC as evidence of the Company's debt. During the third quarter of 2025, the SIC initiated an internal investigation and requested further information from the trustee regarding the debtors. Based on the report subsequently received in April 2026, WinRep’s accounting treatment of the facility did not constitute concealment of financial liabilities because the disbursed balance was recorded in its audited financial statements. WinRep was fined $23,000 and its security registration was canceled in the Public Registry of the Securities Market in March 2026. Efforts to pursue recovery through sale of the land parcel held in trust in Ecuador continue. Due to the ongoing uncertainty as to the Company's ability to recover amounts due, a decrease in fair value of approximately $284,000 was recognized during the nine months ended September 30, 2026.

Triton Metallics Pte. Ltd.

In November 2019, the Company made an investment in Triton Metallics Pte. Ltd. (“Triton”) totaling $16,456,270 in a trade finance facility. Triton is a Singapore-based diversified commodities trading company. TransAsia Private Capital Ltd. ("TransAsia"), the sub-advisor for the Triton investment, informed the Company in early 2020 that due to the COVID-19 pandemic there have been constrained trading volumes. As a result, TransAsia then began working with the borrower to restructure the facility, and a restructuring agreement was executed on August 17, 2020. The Company further amended the facility in June 2021, which reduced the interest rate from 11.5% to 6% PIK-only for a period of two years, in order to give Triton additional flexibility as it managed its business amidst the resurgence of the pandemic in Asia. The unpaid interest of $1,503,463 under the old trade finance facility has been capitalized and added to the outstanding principal balance as of the date of the new agreement. During the period of July 1, 2020 through August 16, 2020, $241,816 of interest income was recognized prior to the date the loan was restructured. During the nine months ended September 30, 2026, the borrower was able to expand its trading business. However, given the extended timeline anticipated for business ramp-up, the borrower is not expected to be able to meet its debt service obligation over the next 12 months. Due to ongoing delays, a decrease in fair value of approximately $388,000 was recognized based on the quarterly valuation during the nine months ended September 30, 2026.

Vikudha Malaysia Sdn Bhd

In March 2017, the Company provided a $15,000,000 term loan facility to Vikudha Malaysia Sdn Bhd (“Vikudha”). Vikudha is a trading and manufacturing company, founded in 2007, principally involved in procurement of fast-moving consumer goods and agricultural related products. The borrower company had strong performance through year-end 2019 and then was significantly impacted by COVID-19 and was unable to meet scheduled debt repayments due to commence. The facility was successfully restructured in November 2020, and the borrower was able to service the debt until there was a resurgence of the COVID-19 pandemic in the Asia region and global supply chains continued to be disrupted. In June 2021, a six-month final maturity extension was granted to June 2023. During the second quarter of 2022, the local office of one of Vikudha’s local bank lenders filed a wind-up petition against the company’s Hong Kong-based parent company and loan guarantor. The Company issued a Reservation of Rights Letter to Vikudha in June 2022. Subsequently, in August 2022, the Company issued an Acceleration Notice to the borrower and Demand Notices to Corporate and Personal Guarantors. Once the wind-up petition was granted by the Hong Kong court, the Company also filed proof of debt forms at the Hong Kong Receiver office to ensure legal rights are protected. The borrower continues to provide updates on its efforts to repay the debt, including the recent launch of a trading business currently handling only modest shipments, which the borrower hopes to scale during 2026. The borrower continues to seek additional equity and working capital as part of its efforts to rebuild its trading volumes. As a result of the delays in restarting its non-credit business and the modest volumes of its new trading business, the expected maturity has been extended. A decrease in fair value of approximately $923,000 was recognized during the nine months ended September 30, 2026.

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

The borrower has progressed slowly towards materially ramping up its trading activity. Progress is expected to accelerate following the government's issuance of production quotas and the borrower’s assumption of control over mining operations in late 2026. Part of the collateral package for this loan are proceeds from the Korean cases, which continue to be delayed. As a result, a decrease in fair value of approximately $672,000 was recognized during the nine months ended September 30, 2026.

Multiple ICD (Kenya) Limited

In July 2017, the Company purchased a $15,000,000 Participation in a term loan facility with Multiple ICD (Kenya) Limited ("MICD"), an inland container depot storage and warehousing company. Repayment on this position has been slower than originally anticipated due initially to unfavorable local industry dynamics at the Port of Mombasa, which were further complicated by the COVID-19 pandemic. Barak Fund Management Ltd, the sub-advisor for the MICD investment, has been actively seeking to restructure the loan facility with MICD and its other lenders. While the loan is no longer on standstill, the lenders are requiring additional progress with the negotiations to renew it. During the second half of 2024, progress on the restructuring stalled as there were parties potentially interested in acquiring MICD and Multiple Hauliers, a sister company. The ongoing uncertainty regarding the restructuring continued to increase the probability that MICD may be liquidated; however, in early 2025, the senior lenders agreed to meet with the Company to discuss a potential settlement of the mezzanine lenders’ debt. The Company met with DLA Piper, the senior lenders’ counsel, during 2025. As a result of Multiple Hauliers being put into Administration (a formal insolvency process), the lenders for MICD have been restricted from enforcing on those assets. The lenders have filed an appeal and requested the replacement of the administrator. On March 13, 2026, the Court of Appeal granted a stay of a prior High Court ruling that had restricted certain enforcement actions pending appeal, which improved the senior lenders’ ability to pursue insolvency remedies with respect to Multiple Hauliers. Discussions among the senior lenders are underway to reinstate the administrator. The Company continues to work with local counsel to evaluate enforcement and recovery options following the ruling. As a result, a decrease in fair value of approximately $952,000 was recognized during the nine months ended September 30, 2026.

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

In 2022, Lidas began facing liquidity challenges driven by higher input costs following Russia’s invasion of Ukraine and delays in ramping up its new production facility. Although Lidas received Romanian government subsidies and grants in 2023 and 2024, Lidas continued to face declining sales, working capital constraints, and operational disruptions, including a temporary suspension of new orders from the facility in 2024. As a result, Lidas has been unable to service its loan from the Company without additional capital or a broader restructuring. In September 2025, Lidas entered into a court-supervised restructuring process, in which the Company is actively participating. In November 2025, Lidas initiated a preventative composition proceeding with its creditors under Romanian law, and a restructuring plan was circulated to creditors in early 2026. Following a creditor vote on April 14, 2026, the court closed the composition procedure on April 29, 2026. Lidas appealed the decision, but a final ruling issued on June 24, 2026, closed the procedure with no further right of appeal. Lidas has filed a new request to commence a composition procedure, and the Company and other creditors have filed petitions to open insolvency proceedings. The Company is continuing to evaluate enforcement and recovery options, while coordinating with local counsel and other creditors. Due to ongoing restructuring delays, a decrease in fair value of approximately $460,000 was recognized during the nine months ended September 30, 2026.

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

The Company has continued to pursue alternative avenues to facilitate recovery, including direct negotiations with the former borrower, Courtyard. During the second quarter of 2026, a representative of the Company met with a director of Courtyard in the United Kingdom. In June 2026, Courtyard made a payment of approximately $19,000 in connection with the ongoing discussions, followed by an additional payment of approximately $19,000 on August 5, 2026. The Company continues to maintain communications with Courtyard to facilitate recovery.

Qintess Tecnologia e Participacoes Ltda

Beginning in June 2019, the Company made investments through TRG Management LP. (“TRG”) in Qintess Tecnologia e Participacoes Ltda. (“Qintess”), an IT service provider located in Brazil, comprised of two term loan participations for an outstanding aggregate amount of approximately $22,557,000 prior to the settlement agreement in 2023 described below.

In the beginning of 2023, Qintess started experiencing liquidity issues and delaying scheduled repayments. The Company, through TRG, made an attempt to support Qintess through debt restructuring and entered into a settlement agreement for the outstanding amount in August 2023. Through the restructuring, multiple classes of convertible notes were issued to the Company. The principal amounts of those notes are convertible into Class A and B units representing membership interests in Qintess Global, LLC, a newly formed Delaware limited liability company that holds 100% of the equity of Qintess. Although Qintess has not yet achieved positive EBITDA or cash flow, the restructuring, cost-cutting efforts and new contracts have resulted in improved performance for Qintess. Since the restructuring in August 2023, Qintess has continued to improve on its financial and operational performance during 2024 and 2025, albeit below budget. In early 2026, Qintess also engaged an investment firm to explore the feasibility on sale of the group. However, the group faced significant liquidity constraints due to outstanding employee wages and delayed payments from clients. The group filed for and obtained temporary judicial protection to maintain ongoing operations. As a result, a decrease in fair value of approximately $865,000 was recognized during the nine months ended September 30, 2026.

Producam SA

Between March 2018 and June 2018, the Company purchased three Participations totaling $15,986,369 in a trade finance facility with Producam SA (“Producam”), a Cameroon-based cocoa and coffee exporter, as the borrower. Repayment on these Participations has been slower than originally anticipated due to short run cash flow pressure on Producam. The original sub-advisor for this facility was Africa Merchant Capital Group (“AMC”). In the third quarter of 2018, AMC informed the Company that the borrower misapplied the proceeds from the sale of certain of its inventory to finance its own cash flow needs rather than repay the facility. AMC then began working with the borrower to restructure the facility to recover amounts due. In April 2021, Scipion replaced AMC as the sub-advisor with respect to Producam and agreed to undertake efforts to liquidate the collateral underlying the facility in order to recover amounts due to the Company, and the restructuring process was finalized. Under the new agreement, the loan was restructured with the interest rate reduced from 17.5% to 9.5% for the cocoa facility and 6.0% for the coffee facility retroactively to January 1, 2019. As part of the restructure, the Company included a PIK component which increased the principal amount. The fair value of the investment decreased during the year ended December 31, 2021 due to collections from completed cocoa and coffee shipments being slower than anticipated. As all interest was capitalized as part of the amendment, no accrued interest remains outstanding as of the date of the new agreement. During the period from April 1, 2021 through April 14, 2021 (the date the loan was restructured), $49,014 of interest income was recognize d. As of September 30, 2026, recovery is expected to be pursued through the legal claim filed in the UK courts against the collateral manager and its insurer, as well as through direct negotiations with Producam. Due to ongoing delays, a decrease in fair value of approximately $1.4 million was recognized during the nine months ended September 30, 2026.

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

Throughout the first three quarters of 2022, the Company worked closely with the CEO of the group of companies Ecsponent is a part of and several of its existing creditors as part of a potential restructuring. During the fourth quarter of 2022 and the first quarter of 2023, one of the key companies in the borrower’s group was placed into judicial management, which materially increased the risk of liquidation for itself and Ecsponent. During a conversation with Ecsponent’s CEO during the three months ended June 30, 2025, the Company learned that Ecsponent will pursue a liquidation, in which case, the Company will make a creditor’s claim. In November 2025, an Ecsponent investor submitted an intervention application, effectively pausing the liquidation process. In September 2026, the court ordered Ecsponent to be placed under provisional liquidation. The Company continues to monitor the progress of the liquidation filing. Due to the ongoing liquidation process and related delays, a decrease in fair value of approximately $481,000  was recognized during the nine months ended September 30, 2026.

Interest Receivable

Depending on the specific terms of our investments, interest earned by us is payable either monthly, quarterly, or, in the case of most trade finance investments, at maturity. As such, some of our investments have up to a year or more of accrued interest receivable as of September 30, 2026. In addition, certain of our investments in term loans accrue deferred interest, which is not payable until the maturity of the loans. Lastly, certain of the Company's investments have PIK interest, which is accrued as interest receivable and capitalized on a regular basis. As a result, a significant portion of the Company's interest receivable balance may not be received in cash in the short term. The Company's interest receivable balances at September 30, 2026 and December 31, 2025 are recorded at net realizable value.

Results of Operations

Consolidated operating results for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
Interest income	$(10,429,533)	$888,020	$(11,031,659)	$4,902,067
Payment-in-kind interest income	5,523,479	1,693,407	15,770,227	11,360,303
Fee income	(4,261)	20,419	11,897	28,498
Other Income	185	13,922	649	51,626
Interest from cash	1,565	37	2,074	461
Total investment income	(4,908,565)	2,615,805	4,753,188	16,342,955
Expenses
Asset management fees	1,246,522	1,373,663	4,012,293	4,228,500
Professional fees	2,375,483	1,338,967	5,348,550	4,383,438
General and administrative expenses	378,906	225,352	956,043	750,999
Interest expenses	64,153	88,227	254,728	450,719
Board of managers fees	65,625	64,375	195,034	193,125
Total expenses	4,130,689	3,090,584	10,766,648	10,006,781
Net investment income	$(9,039,254)	$(474,779)	$(6,013,460)	$6,336,174
Net change in unrealized appreciation (depreciation) on investments	6,137,327	(10,582,783)	2,392,379	(14,032,422)
Net realized losses on investments	(17,073,168)	—	(17,073,168)	(73,871)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	$(19,975,095)	$(11,057,562)	$(20,694,249)	$(7,770,119)

Revenues

Three months ended September 30, 2026 and 2025

For the three months ended September 30, 2026 and 2025, the Company recorded total investment loss of $4,908,565 and total investment income of $2,615,805, respectively. The decrease was primarily attributable to significant write-offs of certain investments in connection with their final settlements, as well as the reclassification of an investment's income in connection with the quarterly assessment of the net realizable value of interest receivable during the quarter ended September 30, 2026. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the three months ended September 30, 2026, $129,333 and $5,689,895 of the investment losses were recorded from loan and trade finance participations and direct loans, respectively, primarily attributable to write-offs of certain investments in connection with their final settlements, as well as the reclassification of an investment's income in connection with the quarterly assessment of the net realizable value of interest receivable. In addition, we earned $1,565 in interest income on our cash balances.

  During the three months ended September 30, 2025, $80,796 of the investment loss was recorded primarily as a result of the reclassification of certain investments' income in connection with the quarterly assessment of the net realizable value of interest receivable from loan and trade finance participations and $1,870,672 or 71.5% was earned from direct loans. In addition, we earned $37 in interest income on our cash balances.

Nine months ended September 30, 2026 and 2025

For the nine months ended September 30, 2026 and 2025, total investment income amounted to $4,753,188 and $16,342,955, respectively. The decrease was primarily attributable to (1) significant write-offs of certain investments in connection with their final settlements, (2) the placement of several investments on non-accrual status beginning in the fourth quarter of 2025 and (3) the reclassification of two investments' income in connection with the quarterly assessment of the net realizable value of interest receivable. Other income primarily consists of certain rental income, payments from legal settlements, and other miscellaneous sources, which are generally considered a minor component of our total investment income.

During the nine months ended September 30, 2026, $152,154 or 3.2% of the investment income was earned from loan and trade finance participations and $1,974,994 or 41.6% was earned from direct loans. In addition, we earned $2,074 in interest income on our cash balances.

During the nine months ended September 30, 2025, $3,404,705 or 20.8% of the investment income was earned from loan and trade finance participations and $10,542,874 or 64.5% was earned from direct loans. In addition, we earned $461 in interest income on our cash balances.

Expenses

Three months ended September 30, 2026 and 2025

Total operating expenses, excluding the asset management and incentive fees, incurred for the three months ended September 30, 2026 increased by $1,167,246 to $2,884,167 from $1,716,921 for the three months ended September 30, 2025. The increase was primarily attributable to unanticipated legal and professional fees incurred in connection with the Company's ongoing litigation with its former independent auditor.

For the three months ended September 30, 2026 and 2025, the asset management fees amounted to $1,246,522 and $1,373,663, respectively. The incentive fees for the three months ended September 30, 2026 and 2025 amounted to $0 and $0, respectively.

Nine months ended September 30, 2026 and 2025

Total operating expenses, excluding the asset management and incentive fees, incurred for the nine months ended September 30, 2026 increased by $976,074 to $6,754,355 from $5,778,281 for the nine months ended September 30, 2025. The increase was primarily attributable to unanticipated legal and professional fees incurred in connection with the Company's ongoing litigation with its former independent auditor.

For the nine months ended September 30, 2026 and 2025, the asset management fees amounted to $4,012,293 and $4,228,500, respectively. The incentive fees for the nine months ended September 30, 2026 and 2025 amounted to $0 and $0, respectively.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments.

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment fair market values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recorded net realized losses of $17,073,168 and $73,871 for the nine months ended September 30, 2026 and 2025, respectively. We recorded net change in unrealized appreciation of $2,392,379 and net change in unrealized depreciation of $14,032,422 for the nine months ended September 30, 2026 and 2025, respectively. The net change in unrealized appreciation for the nine months ended September 30, 2026, was primarily attributable to the reversal of previously recognized unrealized depreciation upon the realization of losses on certain investments in connection with their final settlements, partially offset by unrealized losses resulting from the quarterly valuations. The net change in unrealized depreciation for the nine months ended September 30, 2025 was primarily driven by increased uncertainty regarding the future cash flows of certain investments and the Company’s strategic liquidation of certain investments to mitigate prevailing liquidity challenges.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2026, we had $9,250,576 in cash. We generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, proceeds from sales of our investments and from sales of promissory notes, proceeds from the issuance of notes payable, and proceeds from private placements of our units. We may also generate cash in the future from debt financing. We have been facing liquidity constraints, primarily due to our borrowers experiencing challenges in their ability to repay amounts owed to us in a timely manner or at all, as described above under "Outlook." Until we are able to accumulate more cash, our primary use of our limited cash will be the payment of our expenses. While we currently anticipate payments on certain investments during 2026, there can be no assurances that anticipated payments will be made when expected or at all. We may determine to execute additional sales of all or a portion of our interest in one or more investments to increase liquidity from time to time.

The following discussions provide additional detail regarding our cash flows.

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2026, increased by approximately $12.2 million compared to the same period in 2025. This increase was primarily due to higher proceeds from the dispositions of certain investments through their final settlements during the quarter ended September 30, 2026.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2026, increased by approximately $2.9 million compared to the same period in 2025. The increase was primarily driven by the repayment in full of a repurchase obligation on August 31, 2026 (see Note 5. Contingencies and Related Parties for additional information).

Debt Financings and Financing Obligations

We may borrow additional funds to make investments. We have not decided to what extent going forward we will finance portfolio investments using debt or the specific form that any such financing would take, but we believe that obtaining financing is necessary for us to fully achieve our long-term goals. We have been, and still are, actively seeking further financing through both development banks and several commercial banks. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. On November 3, 2022, we entered into a transaction with an unrelated financial institution, whereby we sold a $5.0 million participation interest in one of our term loan positions and, as of March 31, 2023, we had agreed to repurchase the participation by October 2023 at a price equal to the sum of the original sales price plus accrued interest calculated at a simple 10% annualized rate. On March 21, 2023, the terms were amended. The repurchase date was extended to October 17, 2023, and the interest rate was increased to 11.5% per annum. The amendment also granted the buyer the right to elevate its position to a direct interest or sell the position to a third party. In October 2024, the agreement was further amended. The repurchase date was extended to June 18, 2025, subject to partial principal and interest payments. The outstanding repurchase obligation was repaid in full on August 31, 2026 (see Note 5. Contingencies and Related Parties for additional information). As of September 30, 2026, we had no debt outstanding.

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

The Company remains focused on developing and implementing a comprehensive strategy to address its liquidity needs and provide a path toward enhanced liquidity for the benefit of its unitholders. In addition to pursuing individual investment realizations, potential credit facilities and negotiated settlements, the Company has been actively advancing a broader strategic initiative intended to evaluate potential transaction structures that could provide liquidity to unitholders who are seeking liquidity while striving to preserve and maximize the value of the Company's investment portfolio for the benefit of all unitholders.

During the second quarter of 2026, the Company engaged a financial advisor to assist the Company and its Board of Managers in evaluating strategic liquidity alternatives. Since that engagement, the Company, together with its financial advisor and other consultants, has progressed from evaluating potential alternatives to developing and assessing potential transaction structures, including potential market interest in various transactions.

While the Company believes meaningful progress has been made and will continue to be made, the Company has not decided to pursue a particular alternative or transaction, and there can be no assurance that any potential transaction will be completed, that it will result in liquidity for unitholders, or as to the timing or amount of any potential liquidity that may result from any potential transaction. The Company expects to provide a further update by or before the filing of its Annual Report on Form 10-K for the year ending December 31, 2026.

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

From time to time, we may also pay interim distributions at the discretion of our board. Distributions are subject to the board of managers’ discretion and applicable legal restrictions and accordingly, there can be no assurance that we will make distributions at a specific rate or at all. Distributions are made on all classes of our units at the same time. The cash distributions received by our unitholders with respect to the Class C units, Class W units and certain Class I units, are and will continue to be lower than the cash distributions with respect to Class A and certain other Class I units because of the distribution fee relating to Class C units, the ongoing dealer manager fee relating to Class W units and Class I units issued pursuant to a private placement and the ongoing service fee relating to the Class W units, which are expenses specific to those classes of units. Amounts distributed to each class are allocated among the unitholders in such class in proportion to their units. Distributions are paid in cash or reinvested in units, for those unitholders participating in the DRP. For the nine months ended September 30, 2026, no distributions were made except for distributions totaling $2,419 relating to distributions payable in prior years that were inadvertently omitted from the aggregate distribution payments processed and paid by the transfer agent for such years.

Related Party Transactions

For the nine months ended September 30, 2026 and 2025, the Advisor earned $4,012,293 and $4,228,500, respectively, in asset management fees and $0 and $0, respectively, in incentive fees. As of September 30, 2026 and December 31, 2025, the Company had management fees payable on its Consolidated Statements of Assets and Liabilities in the amount of $1,246,522 and $1,378,235, respectively.

On February 7, 2025, the Company sold a portion of its investment in TriLinc Peru S.A.C., for a sale price of $1.0 million to TriLinc Global Impact Fund II, Master, Ltd., an entity whose advisor is under common ownership with the Company’s Advisor. Following this sale, the Company no longer holds the majority participation interest in this investment. TriLinc Global Impact Fund II, Master, Ltd. became the majority participation interest holder. The Company recognized a realized loss of approximately $74,000 from the sale. As of September 30, 2026, the investment represented approximately 0.5% of the Company's total portfolio.

As of September 30, 2026 and December 31, 2025, amounts due from affiliates on the Consolidated Statements of Assets and Liabilities totaled $0 and $10,015, respectively, including interest receivable of $0 and $49, respectively, accrued on such amounts. Amounts due from affiliates as of September 30, 2026 and December 31, 2025 reflect the payments of certain operating expenses of an affiliate of the Advisor by the Company, which payment had not yet been reimbursed to the Company as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, amounts due to affiliates on the Consolidated Statements of Assets and Liabilities totaled $122,898 and $917,251, respectively, including interest payable of $0 and $14,853, respectively, accrued on such amounts. These balances reflect the Company's obligation to reimburse an affiliate of the Advisor for certain operating expenses of the Company that were initially paid by such affiliates.

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the nine months ended September 30, 2026, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Subsequent Events

Please see "Notes to Consolidated Financial Statements - Note 9. Subsequent Events."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective as of September 30, 2026.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of September 30, 2026, the Company was not a defendant in any material litigation.

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

The Company has not received any proceeds from its DRP since the repurchase program reopened. However, in light of cash proceeds received from the liquidation/settlement of several of the Company's investments, the board of managers determined to waive the requirement that redemptions must be funded from DRP proceeds for the third quarter of 2026 and approved the use of available liquidity to satisfy all eligible pending repurchase requests submitted in connection with the death or disability of a unitholder.

For the nine months ended September 30, 2026, the Company fulfilled repurchase requests submitted in connection with the death and disability of the unitholder for a total of 684,240 units at a weighted average repurchase price per unit of $5.699 for an aggregate repurchase price of $3,899,486. The Company does not currently intend to resume regular unit repurchases. The timing and amount of any future repurchases will continue to depend on a number of factors, including, without limitation, portfolio realizations, available liquidity, the terms of the repurchase program, and determinations by the board of managers in its sole discretion.

For the nine months ended September 30, 2025, no repurchase requests were fulfilled.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the nine months ended September 30, 2026, none of the Company's managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

TRILINC GLOBAL IMPACT FUND, LLC.

November 13, 2026	By:	/s/ Gloria S. Nelund
Gloria S. Nelund
Chief Executive Officer

November 13, 2026	By:	/s/ Kun Yong Park
Kun Yong Park
Chief Financial Officer